Form 10-K
period 2014-12-31
HUBSPOT INC
filed 2015-03-05
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-36680

HubSpot, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2632791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 First Street, 2nd Floor

Cambridge, Massachusetts, 02141

(Address of principal executive offices)

(888) 482-7768

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on October 9, 2014, as reported by the New York Stock Exchange on such date was approximately $372,747,534. The registrant has elected to use October 9, 2014, which was the initial trading date on the New York Stock Exchange, as the calculation date because on June 30, 2014 (the last business day of the registrant’s mostly recently completed second fiscal quarter), the registrant was a privately-held company. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

On February 27, 2015, the registrant had 31,498,756 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

HUBSPOT, INC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, and these statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

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

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

PART 1

ITEM I. BUSINESS

Overview

We provide a cloud-based marketing and sales software platform that enables businesses to deliver an inbound experience. An inbound marketing and sales experience attracts, engages and delights customers by being more relevant, more helpful, more personalized and less interruptive than traditional marketing and sales tactics. Our software platform features integrated applications to help businesses attract visitors to their websites, convert visitors into leads, close leads into customers and delight customers so that they become promoters of those businesses. These integrated applications include social media, search engine optimization, blogging, website content management, marketing automation, email, CRM, analytics and reporting.

People have transformed how they consume information, research products and services, make purchasing decisions and share their views and experiences. Today, customers are blocking out the tactics from the traditional marketing and sales playbook, such as cold calls, unsolicited emails and disruptive advertisements. Customers are taking more control of the purchasing process by using technology, including search engines and social media, to research products and services. Despite this transformation, most businesses are using an outdated marketing and sales playbook that is essentially the same today as it was 10 years ago. To compete effectively, we believe businesses need to deliver an inbound experience by adopting new strategies and technologies to attract, engage and delight customers.

We designed our all-in-one platform from the ground up to enable businesses to provide an inbound experience to their prospects and customers. At the core of our platform is a single inbound database for each business that captures its customer activity throughout the customer lifecycle. Our platform uses our centralized inbound database to empower businesses to create more personalized interactions with customers, such as personalized emails, personalized social media alerts, personalized websites and targeted alerts for sales people. We provide a comprehensive set of integrated applications on our platform, which offers businesses ease of use, power and simplicity. We designed and built our platform to serve a large numbers of customers of any size with demanding use cases.

While our platform can scale to the enterprise, we focus on selling to mid-market businesses, which we define as businesses that have between 10 and 2,000 employees, because we believe we have significant competitive advantages attracting and serving them. We efficiently reach these businesses at scale through our proven inbound go-to-market approach and more than 2,200 marketing agency partners worldwide. Our platform is particularly suited to serving the needs of mid-market B2B companies. These mid-market businesses seek an integrated, easy to implement and easy to use solution to reach customers and compete with organizations that have larger marketing and sales budgets. As of December 31, 2014, we had 13,607 customers of varying sizes in more than 90 countries, representing almost every industry.

We have a leading brand in the cloud-based inbound marketing and sales software industry. Our brand recognition comes from our thought leadership, including our blog, which attracts more than 1.5 million visits each month, and our commitment to innovation. Our founders, Brian Halligan and Dharmesh Shah, wrote the best-selling marketing book Inbound Marketing: Get Found Using Google, Social Media and Blogs. We also have one of the largest social media followings in our industry and our INBOUND conference is one of the largest inbound industry events, with over 10,000 registered attendees in 2014.

We sell our platform on a subscription basis. Our total revenue increased from $51.6 million in 2012, to $77.6 million in 2013, and to $115.9 million in 2014, representing year-over-year increases of 50% in 2013 and 49% in 2014. We had net losses of $18.8 million in 2012, $34.3 million in 2013, and $48.2 million in 2014.

Industry Background

People Have Changed How They Interact with Businesses

We believe an effective way to illustrate how people have transformed the way they consume information, research products and services, make purchasing decisions and share their views and experiences is by describing two hypothetical people—Traditional Ted and Modern Meghan.

Traditional Ted is an executive at a 300 person company in 2004. He keeps up to date on his industry by attending trade shows and reading the monthly industry print publication, often scanning the ads to see the vendors’ new products. He gets a fair amount of unsolicited emails from salespeople and marketers and sees an increasing number of ads on websites he visits. He also takes sales calls from vendors to stay current on industry developments. Ted opens his mail daily, and when his phone rings, he answers it because it is a critical communication tool. When Ted is looking for a new vendor, he will try to recall the ads he has seen recently or go through the brochures he has been mailed which he keeps in a file in his desk. If Ted is frustrated with a vendor, he calls the vendor and tells a couple of his colleagues about his bad experience. To relax, Ted watches TV and reads the newspaper, both of which contain advertisements.

Modern Meghan is an executive at a 300 person company in 2014. She keeps up to date on her industry by reading a number of industry blogs, following key companies and influencers on Twitter and LinkedIn and listening to podcasts in her car during her commute. She has an ad blocker running in her web browser and an email filter to block out unwanted messages. She rarely checks her mail because it is mostly “junk.” Meghan does not have a landline phone because “only salespeople call me there,” and she never answers her smartphone unless she recognizes the number. Meghan spends much more time on her phone using apps and the web than she does talking on it. If she is looking for a vendor for something her company needs, she starts by searching on Google and then asking her peers in her LinkedIn network about their experiences with different vendors. She does not even bother to talk to any of the vendor’s salespeople until she has narrowed the list and has already completed most of her decision-making process. When Meghan has trouble with one of her vendors, she contacts the vendor, but if she is not satisfied with the response, she sometimes writes a negative review online and posts a link to it on Twitter. In her free time, Meghan relaxes by watching TV shows she has previously recorded on her DVR so she can fast forward through the commercials.

We believe all of us are becoming more like Modern Meghan and less like Traditional Ted. Yet, most businesses are still doing marketing, sales and service as if everyone is like Ted. To be effective today, businesses need to transform to attract, engage and delight customers like Meghan.

The Traditional Business Playbook is Broken

Traditionally, most businesses have followed the same marketing and sales playbook to generate leads, close sales and provide support to their customers. Today, however, customers are increasingly selecting their own communication channels and expecting personalized experiences. They are blocking out traditional marketing and sales tactics, such as cold calls, unsolicited emails and disruptive advertisements, and instead, they are using search engines and social media to research products and services before they contact a vendor. Customers are increasingly taking more control of the purchasing process and influencing the purchasing behavior of others.

Customers are blocking out traditional marketing and sales tactics. Customers are ignoring traditional marketing and sales tactics, often by using technology to block them out. For example:

•	There are over 223 million phone numbers that have been placed on the U.S. Do Not Call registry.

•	91% of people have unsubscribed from email marketing lists.

•	Email services and spam filters are increasingly enabling customers to filter out and de-prioritize promotional messages.

•	68% of people who record TV content do so to skip advertisements, according to a recent Motorola Mobility study based on data collected in December 2012.

•	Online advertising has limited engagement. According to DoubleClick, as of March 26, 2014, overall 3-month average industry click-through rates on display ads is only 0.2%.

Customers are taking control of the purchasing process. Customers can now get the information they need on their own terms. Using search engines, social media and websites, customers can research vendors and actively seek recommendations from members of their social networks. As a result, customers no longer need to talk to a salesperson until they have completed most of their purchasing decision. This limits the amount of influence businesses can have on purchase decisions when using the traditional business playbook. A 2012 Corporate Executive Board (CEB) study of more than 1,400 business-to-business customers across industries revealed that 57% of a typical purchase decision is already made before a customer even talks to a supplier.

Customers are influencing the purchasing behaviors of others. Customers are relying less on the promotional material from businesses and instead using online reviews and input from other purchasers to make their purchasing decision. Such social behavior is self-reinforcing: social buyers themselves are social sellers who influence others’ purchasing decisions. According to a survey conducted by Dimensional Research in 2013, 88% of respondents said that online reviews influenced their buying decisions. In addition, the Social Media Report published by Nielsen and NM Incite in 2011 revealed that 60% of consumers researching products through multiple online sources learned about a specific brand or retailer through social networking sites.

Businesses Need a New Playbook—The Inbound Experience

Businesses need a more effective way to attract, engage and delight customers who have access to an abundance of information and an ability to block traditional marketing and sales tactics. To do this, businesses need to deliver an inbound experience, which enables them to be more helpful, more relevant and less interruptive to their customers.

To deliver an inbound experience, businesses need to transform how they market, sell and serve customers.

•	Marketing: Businesses need to attract potential customers by maximizing search engine rankings, having an engaging social media presence, and creating and distributing useful and relevant content. Businesses need to personalize their customer interactions on websites, in social media and in emails to engage customers.

•	Sales: Businesses need to build relationships with potential customers and become their trusted advisors. They must learn about and react to the signals being sent by customers through websites, social media and emails, to provide personalized and helpful responses.

•	Service: Businesses need to delight their customers and inspire them to become vocal promoters by exceeding their expectations. Every customer has a stronger, more public voice today through blogs and social media, underscoring the importance of positive reviews and referrals in building a quality brand.

Existing Applications are Not Adequate for an Integrated Inbound Experience

Today, businesses often use a variety of point applications for their marketing and sales efforts, including advertising, marketing automation, content management, blogging, social media management, analytics, sales management and CRM. Most of these point applications were not designed to deliver an inbound experience. Typically, they do not provide a central view of all customer interactions across channels, are difficult and expensive to implement and use together, and make it hard to measure results. We believe that these existing point applications were not designed with the platform, architecture and functionality necessary to deliver a seamless integrated inbound experience.

Not Designed for an Inbound Experience. Traditional marketing applications through rely on advertising and cold calling for lead generation instead of inbound methods. These applications are not designed to personalize and optimize every interaction with customers on websites, in social media and by email across devices, and do not typically allow sales and service teams to see the signals their prospects are sending in real time.

No Centralized Inbound Database of Customer Interactions. Businesses typically need to use one point application for website content management, a different point application for blogging, another point application for social media management, another point application for email and marketing automation, another point application for content personalization, another point application for analytics, another point application for sales management and CRM, and yet another point application to alert salespeople of key customer signals in real time. This disparate collection of point applications makes it difficult to get a 360-degree view of a customer’s interactions and use that data to provide a better customer experience and drive a more effective marketing and sales process. In addition, existing point applications are typically not designed to manage, process and analyze all of the customer data created by these various touchpoints because they use older technologies, not big data technologies such as HBase, Hadoop that are designed for massive scale.

Difficult and Expensive to Implement and Use. Using a collection of disparate point applications means a separate implementation process for each. Often businesses will need to use outside consultants or hire new employees with specific technical expertise to implement and use these different applications, resulting in significant additional costs. This collection of disparate point applications also requires that businesses manage a variety of different log-ins and user interfaces, as well as get support from different vendors, often just to do something the business sees as one process, such as running a marketing campaign. While ease of implementation and use are important for businesses of all sizes, they are critical for mid-market businesses.

Hard to Measure Results. Because all the customer touchpoints through the marketing, sales and service processes are typically stored in different disconnected point applications, it is very difficult to get a 360-degree view of a customer’s interactions and measure the effectiveness of marketing and sales programs. Businesses will often purchase yet another application to try to measure results across their multiple applications, adding even more expense and complexity to an already complex collection of different point applications.

Market Opportunity

We believe there is a large market opportunity created by the fundamental transformation in marketing and sales. Businesses of nearly all sizes and in nearly all industries can benefit from delivering an inbound experience to attract, engage and delight their customers. We focus on selling our platform to mid-market businesses. As of December 31, 2014, we had 13,607 customers, and our average subscription revenue per customer for the year ended December 31, 2014 was $8,926. According to AMI Partners, in 2014, there were 1.6 million of these mid-market businesses with a website presence in the United States and Canada and 1.4 million in Europe. According to a January 2014 study by Mintigo of 186,500 U.S.-based B2B companies of varying sizes, only 3% of those companies had implemented any of the most common marketing automation applications.

We believe our platform addresses several segments of existing marketing, sales and services software and that spending in each of these segments will increasingly shift to platforms that enable an inbound experience. According to a May 2014 report by IDC, worldwide spending on CRM applications, including marketing automation, sales automation, customer service and contact center, was forecast to be $24.4 billion in 2014 and is expected to grow to $31.7 billion in 2018.

Advantages of Our Solution

We provide a cloud-based, all-in-one inbound marketing and sales software platform that helps businesses attract, engage and delight customers throughout the customer lifecycle. Our platform features a central inbound database of customer interactions and integrated applications to help businesses attract visitors to their websites, convert visitors into leads, close leads into customers and delight customers so they become promoters of those businesses.

Designed for an Inbound Experience. Our platform was architected from the ground up to enable businesses to transform their marketing and sales playbook to meet the demands of today’s customers. Our platform includes integrated applications to help businesses efficiently attract more customers through search engine optimization, social media, blogging and other useful content. In addition, our platform is designed to help businesses personalize and optimize interactions with their customers through websites, landing pages, social media and emails, and across devices.

Ease of Use of All-In-One Platform. We provide a set of integrated applications on a common platform, which offers businesses ease of use and simplicity. Our platform has one login, one user interface, one inbound database and one number to call for support: 888-HUBSPOT. Our platform is designed to be used by people without technical training, does not require an expert or technical system administrator and was built to make it easy to get started. Because of its ease of use and integration, our platform enables businesses to focus on attracting, engaging and delighting customers, instead of spending time and money coordinating their marketing and sales efforts across multiple point applications.

Power of All-In-One Platform. At the core of our platform is a single inbound database for each business that captures its customer activity throughout the customer lifecycle. For example, our platform creates a unified timeline incorporating all the interactions with a particular person. If a business’s customer visits its website, comments on its blog, opens an email it sent, interacts with the business on Twitter, watches one of its videos, fills out a form, or is marked as a sales opportunity by its salesperson, all of that activity is centrally managed and presented on the timeline for that contact and is available for use across our applications. Our platform also makes it easy to use the customer data to empower more personalized interactions with the customer, such as personalized social media alerts, personalized content on a business’s website, personalized emails and targeted alerts to its sales people.

Clear ROI for Customers. Our platform delivers proven and measurable results for our customers. Our customers often experience significant increases in the volume of traffic to their websites, the volume of inbound leads and the rate of converting leads into customers. Based on our analysis of customer use in 2012 and 2013, our customers experienced, on average, a 5.7x increase in the number of leads that they generated after 12 months of active use of our platform.

Scalability. Our platform was designed and built to serve a large number of customers of any size and with demanding use cases. Our platform currently processes billions of data points each week, and we use leading global cloud infrastructure providers and our own automation technology to dynamically allocate capacity to handle processing workloads of all sizes. We have built our platform on modern technologies, including HBase and Hadoop, which we believe are more scalable than traditional database technologies. Our scalability gives us flexibility for future growth and enables us to service a large variety of businesses of different sizes across different industries.

Extendable and Open Architecture. Our platform features a variety of open APIs that allows easy integration of our platform with other applications. We enable our customers to connect our platform to their other applications, including CRM and ecommerce applications. By connecting third-party applications, our customers can leverage our centralized inbound database to perform additional functions and analysis.

Our Competitive Strengths

We believe that our market leadership position is based on the following key strengths:

Leading Platform. We have designed and built a world-class, inbound marketing and sales software platform. We believe our customers choose our platform over others because of its powerful, integrated and easy to use applications. Independent customer reviews and ratings of our platform compared to other applications show that we have high customer satisfaction. As of December 31, 2014 on G2Crowd (an independent business software and services review website), the features and functions of our platform were ranked #1 in customer satisfaction in the following categories: marketing automation, social media management, email marketing, and search marketing.

Market Leadership and Strong Brand. We are a recognized thought leader in the cloud-based inbound marketing and sales software industry with a leading brand. Our founders, Brian Halligan and Dharmesh Shah, wrote the best-selling marketing book Inbound Marketing: Get Found Using Google, Social Media and Blogs . More than 90,000 copies have been sold and is available in nine languages. There are more than 125 self-organized HubSpot user groups. We also have over 1.2 million followers and fans among Twitter, Facebook and LinkedIn as of December 31, 2014, including approximately 116,000 members of LinkedIn who belong to our inbound marketers group. Our INBOUND conference is one of the largest inbound industry conference events with attendance increasing from 1,100 in 2011 to over 10,000 registered attendees in 2014. We currently hold the world record for the largest online marketing seminar with 10,899 live participants. We believe that it is inherently hard to replicate the number of websites that link to us, the volume of useful content we have published, our large social media following, the breadth of our search engine rankings and our overall brand strength because these assets cannot be easily purchased or built.

Large and Growing Agency Partner Program. More than 2,200 agencies partner with us for the value of our platform to their business including being able to offer new inbound marketing and sales services to their clients which can grow their revenue per customer, attract new customers and increase the portion of their clients on a retainer relationship. We believe that the wide adoption of our platform in the marketing agency industry is evidence that we are becoming an industry standard. Marketing agency partners and customers referred to us by our marketing agency partners represented approximately 44% of our customers as of December 31, 2014 and 34% of our revenue for the year ended December 31, 2014. These marketing agency partners help us to promote the vision of the inbound experience, efficiently reach new mid-market businesses at scale and provide our mutual customers with more diverse and higher-touch services.

Mid-Market Focus. We believe we have significant competitive advantages reaching mid-market businesses and efficiently reach this market at scale as a result of our proven inbound go-to-market approach and our agency partner channel. In 2014, over 82% of the new leads we generated and over 93% of our new customers were from inbound marketing and did not have any advertising costs associated with them. We believe our large inbound marketing footprint and agency partner program provide competitive advantages in reaching mid-market businesses.

Powerful Network Effects. We have built a large and growing ecosystem around our platform and company. We have built what we believe is the largest engaged audience in our industry, which now comprises more than 2 million people between our blog subscribers, Twitter followers, Facebook fans, LinkedIn connections and our opt-in email list. We have attracted more than 2,200 marketing agency partners worldwide who promote our brand and extend our marketing and sales reach. Thousands of our customers integrate third-party applications with our platform using our built-in connectors and third-party developer partners. We have trained and certified more than 10,000 marketers on inbound marketing. Our annual INBOUND conference attracted more than 10,000 registered attendees in 2014. We believe this ecosystem drives more businesses and professionals to embrace the inbound playbook. As our engaged audience grows, more agencies partner with us, more third-party developers integrate their applications with our platform, and more professionals complete our certification programs, all of which drive more businesses to adopt our platform.

Our Growth Strategy

The key elements to our growth strategy are:

Grow Our U.S. Customer Base. The market for our platform is large and underserved. Mid-market businesses are particularly underserved by existing point application vendors and often lack sufficient resources to implement complex solutions. Our all-in-one platform allows mid-market businesses to efficiently adopt and execute an effective inbound marketing strategy to help them expand and grow. We will continue to leverage our inbound go-to-market approach and our network of marketing agency partners to keep growing our domestic business.

Increase Revenue from Existing Customers. With 13,607 customers in more than 90 countries spanning many industries, we believe we have a significant opportunity to increase revenue from our existing customers. We plan to increase revenue from our existing customers by expanding their use of our platform, selling to other parts of their organizations and upselling additional offerings and features. Our scalable pricing model allows us to capture more spend as our customers grow, increase the number of their customers and prospects managed on our platform, and require additional functionality available from our higher price tiers and add-ons, providing us with a substantial opportunity to increase the lifetime value of our customer relationships.

Keep Expanding Internationally. There is a significant opportunity for our inbound platform outside of the United States. As of December 31, 2014, approximately 22% of our customers were located outside of the United States and these customers generated approximately 21% of our total revenue for the year ended December 31, 2014, but we sell to those foreign customers from our U.S., Ireland, and Australia based operations. We intend to grow our presence in international markets through additional investments in local sales, marketing and professional service capabilities, as well as by leveraging our agency partner network. We opened our first international office focused on the European market in January 2013 and our second international office focused on the Asia Pacific market in Sydney, Australia in August 2014. We already have significant website traffic from regions outside the United States and we believe that markets outside the United States represent a significant growth opportunity.

Continue to Innovate and Expand Our Platform. Mid-market businesses are increasingly realizing the value of having an integrated marketing, sales and service platform. We believe we are well positioned to capitalize on this opportunity by introducing new products and applications to extend the functionality of our platform. For example, in 2013, we launched our Sidekick product designed to empower sales professionals to benefit from real-time interaction data to engage with their most relevant prospects.

Selectively Pursue Acquisitions. We plan to selectively pursue acquisitions of complementary businesses, technologies and teams that would allow us to add new features and functionalities to our platform and accelerate the pace of our innovation.

Our Products

All-in-one Marketing and Sales Platform

Designed from the ground up to deliver an inbound experience, our software platform enables businesses to attract, engage and delight customers. At the core of our platform is a single inbound database of customer information. This allows a complete view of customer interactions across all of our integrated applications, giving our platform substantial power. This integration makes it possible to personalize web content, social media engagement and email messages across devices, including mobile. The integrated applications on our platform have a common user interface, are accessed through a single login and are based on our inbound database. The following diagram sets forth the principal applications of our platform and how businesses use them in the various parts of the marketing and sales funnel.

Content Optimization System (COS). Our COS applications are part content management system and part personalization engine, enabling businesses to create new and edit existing web content while also personalizing their websites for different visitors and optimizing their websites to convert more visitors into leads and customers. Features include:

•	Business Blogging —Designed for lead generation, our blog includes “get-as-you-type” SEO tips for how to improve articles, built-in social media integration to automatically post new articles in social media, mobile optimization that automatically optimizes posts for smartphones and tablets, and integrated analytics that allow marketers to see the performance of each post and their blogging overall.

•	Website Pages —A flexible system to build modern websites with responsive design, which means websites are dynamically optimized for desktops, laptops, tablets and smartphones without the need for maintaining different website versions for each device type.

•	Smart Content —Display customized text, images or other content to customers to provide a personalized experience based on any information stored in the inbound database.

•	Landing Pages and Forms —Easily build lead-capture forms and create landing pages with the ability to test and optimize different designs to improve conversion rates.

•	Calls-to-Action —Create buttons and callouts that direct visitors to landing pages, with the ability to optimize click-through rates by testing different designs and messages.

Search Engine Optimization (SEO). Our SEO applications are tightly integrated into all of the content applications on our platform, making it easy to select the right keywords and optimize content to attract more visitors from search engines. Features include:

•	Keywords —Identify which search terms are used more frequently and are better opportunities, and track results on each keyword.

•	Page Performance —Generate automated diagnostic reports about which web pages are not properly optimized, including instructions on what to fix and how to fix it.

Social Inbox. Our social media applications allow businesses to monitor, publish and track social media across Facebook, LinkedIn, Twitter and Google+, leveraging the personalized information about each contact stored in the inbound database. Features include:

•	Monitoring —Monitor social media messages not just for keywords, but also using segmented lists created based on criteria in the inbound database such as active sales opportunities or customers who purchased in the last 30 days, and set alerts to be sent when new messages are posted meeting these criteria.

•	Publishing —Schedule messages to be posted at any time in multiple Twitter accounts, as well as personal pages, business pages and groups on LinkedIn, Google+ and Facebook.

•	Analysis —Measure which posts get the most engagement including the number of website visits, new contacts and new customers generated from each post.

Marketing Automation and Email. Businesses can execute, manage and analyze sophisticated email marketing campaigns and segment and personalize emails using sophisticated triggers such as viewing a video, completing a form, or interacting via social media. Features include:

•	Advanced Segmentation —Use all the information in the inbound database to create highly segmented groups for more personalized and engaging email marketing.

•	Personalization —Dynamically personalize the content of emails including the sender, images and text based on the information about the recipient in the inbound database.

•	Sophisticated Campaign Workflows —Create sophisticated marketing automation workflows that continue to automatically engage leads by using, for example, time delays of various lengths and multiple follow up emails that are customized based on different user actions or behavior.

•	Lead Scoring —Create a custom lead score based on the behavior and attributes of a potential customer, such as visiting a specific web page, watching certain videos, opening certain emails, having a certain job title, or other custom data in the inbound database. Define which leads are sent to the CRM system for sales engagement based on these criteria.

•	Analysis— Measure email open rates, click-through rates and other email marketing metrics.

Sidekick. Our Sidekick product enhances the productivity of sales representatives. Businesses can track the signals being sent by potential customers including email engagement and website visits, and easily discover new contacts and connections with other businesses enabling sales representatives to focus on prospects who have demonstrated interest. Features include:

•	Email Engagement Notifications —Get real-time alerts when email messages are opened or clicked by potential customers to know when they are engaged with messages.

•	New Lead and Website Visit Alerts — Receive real time notifications of new leads assigned to a salesperson as well as notifications about when and where an existing lead visits a business’s website to help salespeople more easily engage with potential customers.

•	Email Templates and CRM Tracking —Use the email templates stored in salesforce.com directly in Outlook, Gmail or Mac Mail email, removing the need for copying and pasting email addresses and templates from window to window. Track the emails sent from Outlook, Gmail and Mac Mail in most CRM systems.

•	Contact Insights —Learn about more contacts at a potential customer when visiting its website or sending an email, identify other connections to a potential customer and add new contacts to a CRM with one click.

CRM Sync. Businesses can synchronize information from our inbound database with their CRM application, enabling seamless transition from marketing to sales. Our native and third-party CRM integration features include:

•	Bi-directional Syncing —Changes in HubSpot and the CRM are automatically updated in the other system regardless of where the information originated.

•	Inclusion Lists —Define which leads automatically sync to the CRM by setting conditions based on lead score or any other criteria in the inbound database.

•	Lead Intelligence —Information from the contact timeline such as recent website visit or social media engagement is displayed in the CRM making it easy for sales to leverage the data in the inbound database.

•	Closed Loop Reporting —Track which marketing activity was the original source of a new customer and measure in aggregate which campaigns are driving more or less sales.

HubSpot CRM. Businesses can track their interactions with contacts and companies, manage their sales activities and report on their pipeline and sales.

•	Contact Management — Manage contact information for people and companies. Track the history of every interaction with those contacts.

•	Salesforce Automation — Track active sales deals, store notes, track calls and meetings, and create tasks and reminders for follow-up with customers.

•	Pipeline Reporting — Report on what deals are in what stage of the sales process with visibility for sales representatives and aggregate reporting for sales managers.

Reporting and Analytics. Businesses can use our reporting and analytics functionality built into our platform to measure which activities are attracting the most new leads and customers, develop a deeper understanding of their customers and measure the effectiveness of campaigns across the customer lifecycle.

•	Sources —Track website visitors, new leads and new customers according to how they first found a business, helping to measure the effectiveness of different marketing channels.

•	Competitors —Track key inbound metrics against competition including the number of inbound links, social media followers and the relative website traffic.

•	Campaigns —Create collections of different marketing and sales assets like blog posts, emails, landing pages and keywords and track them all in one place to measure the impact of a specific marketing and sales campaign.

•	Attribution —Identify what marketing activity led to a key event in the marketing and sales process, such as conversion into a lead or a purchase, using various analytical models.

•	Events —Track and analyze a variety of custom events such as video views or custom webpage interactions to understand the effect those actions have on lead generation and sales.

•	Revenue —Report on the revenue generated by marketing and sales activity, including segmentation by deal stage, amount and close date.

Product Packaging

In 2012, we began pricing and packaging our products based on product plans, number of contacts and add-ons. We sell three product plans, each of which includes key functionality of our core platform but also includes different applications to meet the needs of the various businesses we serve.

HubSpot Basic is our entry level plan starting at $2,400 per year. This plan includes our platform with applications such as blogging, landing pages, Social Inbox, email marketing, and analytics and reporting.

HubSpot Pro is our plan for professional marketers starting at $9,600 per year. This plan includes the platform with all the applications included in HubSpot Basic plus more advanced applications such as CRM integration, marketing automation and smart content.

HubSpot Enterprise is an advanced plan for marketing teams starting at $28,800 per year. This plan includes our platform with all the applications included in HubSpot Pro, plus more sophisticated applications such as A/B testing and optimization, tracking custom events and advanced reporting capabilities.

Pricing for all plans is on a subscription basis and customers pay additional fees above the starting prices based on how many contacts will be stored and tracked in the inbound database. We generate additional revenue based on the purchase of additional subscriptions and applications and the number of account users, subdomains and website visits.

Add Ons. We also sell applications that are not included in any of our three plans on an add-on basis.

•	CMS allows a business to build, edit and manage an entire website on our platform. CMS has a per-month fee in addition to the fee paid for our inbound platform, which is required to use CMS.

•	Sidekick notifies salespeople of the activity of their most highly engaged potential customers. The Starter version is free and includes a limited number of notifications and features, while the Power User version has a per-user fee and includes unlimited notifications and all available features. We had more than 300,000 monthly active users with a free or paid Sidekick account for our Sidekick product during December 31, 2014.

Our Services

We complement our product offerings with professional services and support. The majority of our services and support is offered over the phone and via web meeting technology rather than in-person, which is a more efficient business model for us and more cost-effective for our customers.

Professional Services. We offer professional services to educate and train customers on how to leverage our software platform and inbound marketing methodology to transform how their business attracts, engages and delights customers. Depending on which product plan and professional services a customer buys, it either receives group training and education in online or in-person classes or one-on-one training and advice from one of our implementation specialists by phone and web meeting. Our professional services are also available to customers who need additional assistance on a one-time or ongoing basis for an additional fee.

Support. In addition to assistance provided by our online articles and customer discussion forums, we offer phone and email-based support staffed in the United States and Ireland, which is included in the cost of a subscription. We strive to maintain an exceptional quality of customer service. We continuously monitor key customer service metrics such as phone hold time, ticket response time and ticket resolution rates, and we monitor the customer satisfaction of our customer support interactions. We believe our customer support is an important reason why businesses choose our platform and recommend it to their colleagues.

Our Customers

We have 13,607 customers in more than 90 countries, representing many industries. No single customer represented more than 1% of our revenue in 2012, 2013 or 2014. The following sets forth a list of representative customers:

By using our platform to deliver an inbound experience, many customers benefit from substantial increases in web traffic, leads and new customers, leading to a significant return on investment. The case studies below illustrate the results our customers have achieved by using our platform.

ShoreTel

Situation: ShoreTel is a leading provider of IP phone systems and unified communications solutions. ShoreTel was frustrated that “last generation” marketing tools impeded its ability to execute its marketing strategies. The main application ShoreTel used was an enterprise marketing automation application from one of the leading traditional vendors, which it found to be inflexible, slow and not user-friendly.

Solution: The ShoreTel team evaluated a variety of leading marketing application vendors with a goal of finding a platform that was both easy to use and designed to help them offer an inbound experience. ShoreTel chose our platform over competitive marketing applications, because it found our platform to be the most comprehensive and complete, the easiest to use and the only platform designed to embrace an inbound experience.

Results: ShoreTel quickly saw the value of using our platform. Within the first two months, it was able to iterate and test new marketing automation workflows that led to a 100% increase in email nurturing response rates. After one year of using our platform, ShoreTel reported the following gains (year-over-year): 60% increase in traffic, 36% increase in leads and 110% increase in qualified leads.

AmeriFirst Home Mortgage

Situation: AmeriFirst Home Mortgage is a community mortgage banker specializing in lending to first-time home buyers. In business more than 25 years, AmeriFirst’s main challenge was taking the person to person business tactics it had always done and adapting them for the Internet era. AmeriFirst’s website served as an “online brochure” for more than a decade, but was not an effective channel to drive more business, and AmeriFirst struggled with using multiple point applications for its marketing and sales. AmeriFirst wanted to transform its web presence into a more efficient channel for growing its business and drive better ROI.

Solution: AmeriFirst moved from a variety of point applications to our platform and implemented an inbound experience throughout its marketing and sales functions. AmeriFirst uses our platform for blogging, SEO, social media, marketing automation and personalized content to attract more web visitors, engage its leads and provide more qualified sales opportunities to its sales team. AmeriFirst cut spending on traditional tactics like direct mail and phonebook advertising, and instead used our platform to focus on inbound marketing and sales that led to a better experience for AmeriFirst’s customers and better ROI for its business.

Results: After six months of using our platform, AmeriFirst reported that its monthly website traffic increased by 120% and monthly leads coming from its website grew more than 20-fold. After one year using our platform, AmeriFirst reported that its monthly web traffic grew 380% and leads grew by a factor of more than 51. After two years using our platform, AmeriFirst reported more than a 16-fold increase in monthly website traffic rates and 90 times as many leads coming from its website as compared to before. AmeriFirst attributed 147 new customers in the first year and 266 customers in the second year to its inbound marketing activities powered by our platform.

New Breed Marketing

Situation: New Breed Marketing was a traditional marketing agency specializing in branding and website design, though it would take on most marketing projects that came its way. New Breed lacked clear specialization, and the difficulty in proving long-term ROI to its clients left New Breed juggling numerous short-term projects rather than getting the long-term, retainer-based clients it desired. New Breed needed to transform its model to focus on longer-term client relationships. New Breed wanted a platform that would manage its own marketing as well as the marketing it did for clients all in one place, and a way to offer inbound marketing and sales services on a retainer basis to its clients.

Solution: New Breed used our platform to manage a client’s entire marketing strategy with all of the applications and reporting available in one place. By embracing an inbound experience and offering a new set of inbound marketing and sales services, New Breed was better positioned to be a long-term, strategic partner for its clients, increasing the amount of retainer business and attracting new clients as well, both of which improved cash flow and profitability. With our platform, New Breed could better prove the ROI of a client’s investment in its agency, shifting New Breed’s status from tactical vendor to strategic partner.

Results: Beyond having the tools to prove ROI and technology that enhances its value proposition, New Breed Marketing has seen its own gains with re-launching on the COS. Within four months of launching its new website built on our content management application and implementing the rest of our platform, New Breed reported a 99% increase in monthly traffic, 61% increase in visitor to lead conversion and 100% increase in lead to customer conversion.

The data in the case studies set forth above as to increased visits, leads, qualified leads and conversions following implementation of our platform does not necessarily mean that our platform was the only factor causing such increases.

Our Technology

13,607 customers have chosen us as their marketing and sales platform, which we architected and built to be secure, highly distributed and highly scalable. Since our founding, we have embraced rapid, iterative product development lifecycles, cloud automation and open-source technologies, including big data platforms, to power marketing and sales programs and provide insights not previously possible or available.

Our platform is a multi-tenant, single code-based, globally available software-as-a-service delivered through web browsers or mobile applications. Our commitment to a highly available, reliable and scalable platform for businesses of all sizes is accomplished through the use of these technologies.

Modern Database Architecture. We process billions of data points weekly across various channels, including social media, email, SEO and website visits, and continue to drive nearly real-time analytics across these channels. This is possible because we built our database from the ground up using distributed big data technologies such as HBase and Hadoop to both process and analyze the large amounts of data we collect in our inbound database. Using modern database technologies, we can provide actionable insights across disparate data-sets in a manner not easily achievable or cost effectively, at scale or efficiently, with traditional databases or platform architectures.

Agility. Our infrastructure and development and software release processes allow us to update our platform for specific groups of customers or our entire customer base at any time. This means we can rapidly innovate and deliver new functionality frequently, without waiting for quarterly or annual release cycles. We typically deploy updates to our software platform hundreds of times a week, enabling us to gather immediate customer feedback and improve our product quickly and continuously.

Cost leverage. Because our platform was built on an almost exclusive footprint of open-source software and designed to operate in cloud-based data-centers, we have benefited from large-scale price reductions by these cloud computing service providers as they continue to innovate and compete for market share. As our processing volume continues to grow, we continue to receive larger volume discounts on a per-unit basis such as cost for storage, bandwidth and computing capacity. We also believe that our extensive use, and contribution to, open-source software will provide additional leverage as we scale our platform and infrastructure.

Scalability. By leveraging leading cloud infrastructure providers along with our automated technology stack, we are able to scale workloads of varying sizes at any time. This allows us to handle customers of all sizes and demands without traditional operational limitations such as network bandwidth, computing cycles, or storage capacity as we can scale our platform on-demand.

Reliability. Our platform’s uptime during 2014 exceeded 99.9% while we delivered hundreds of product improvements through thousands of software releases in a continuous software delivery cycle. Customer data is distributed and processed across multiple data centers within a region to provide redundancy. We built our platform on a distributed computing architecture with no single points of failure and we operate across data-center boundaries daily. In addition to data-center level redundancy, this architecture supports multiple live copies of each data set along with snapshot capabilities for faster, point-in-time data recovery instead of traditional backup and restore methodologies.

Security. We leverage industry standard network and perimeter defense technologies, DDoS protection systems (including web application firewalls) and enterprise grade DNS services across multiple vendors. Our data-center providers operate and certify to high industry compliance levels. Due to the broad footprint of our customer base, we regularly test and evaluate our platform with trusted third-party vendors to ensure the security and integrity of our services.

As of December 31, 2014 we had 132 employees in our research and development organization. Our research and development expenses were $25.6 million in 2014, $15.0 million in 2013 and $10.6 million in 2012.

Marketing and Sales

We believe we are a global leader in implementing an inbound experience in marketing and sales. We believe that our marketing and sales model provides us with a competitive advantage, especially when targeting mid-market businesses, because we can attract and engage these businesses efficiently and at scale.

Inbound Marketing. Our marketing team focuses on inbound marketing and attracts over 40,000 new leads per month through our industry-leading blog and other content, free tools, large social media following, high search engine rankings and personalized website and email content. Inbound sources generated over 93% of our new customers and over 82% of new leads during 2014. We believe most companies of our size and scale typically have a far lower volume of lead generation with a much larger share of it coming from traditional advertising methods.

Inbound Direct Sales. Our sales representatives are based in our offices in Cambridge, Massachusetts and Dublin, Ireland and use phone, email and web meetings to interact with prospects and customers. The vast majority of revenue generated by our sales representatives originates with inbound leads produced by our marketing efforts.

Inbound Channel Sales. In addition to our direct sales team, we have sales representatives that manage relationships with our worldwide network of marketing agency partners who both use our platform for their own businesses and also, on a commissioned basis, refer customers to us. These marketing agencies partner with us not only to leverage our software platform and educational resources, but also to build their own business by offering new services and shifting their revenue mix to include more retainer-based business with a recurring revenue stream.

Employees and Culture

Transforming the business world to embrace the inbound experience requires a truly remarkable team. From the very beginning, our company was founded on a fundamental belief in radical transparency, individual autonomy and enlightened empathy.

To that end, we published our “Culture Code,” a document codifying how we went about building a business that employees, customers and partners alike truly love. Our Culture Code slide deck has been viewed more than 1.5 million times on LinkedIn’s SlideShare and become an important element of our recruiting efforts. The seven core principles of our Culture Code are:

•	We are maniacal about our mission and our metrics. Our mission is to make the world inbound and transform how organizations attract, engage and delight their customers.

•	We empower every employee, at every level, to “Solve for the Customer”. We solve for the customer, company, team and self, in that order.

•	We are radically transparent. We believe that power is gained by sharing knowledge, not hoarding it and we share nearly all business information with all of our employees no matter their title or position.

•	We give ourselves the autonomy to be awesome. We trust and empower each employee to use good judgment, and believe that results should matter more than when or where they are produced and that influence should be independent of hierarchy.

•	We are unreasonably picky about our peers. We value people who are humble, effective and predisposed to action, adaptable to charge, remarkable standouts and transparent with others and with themselves.

•	We invest in individual mastery and market value. We want to be as proud of the people we build as we are of the company we build. We believe in investing in our people with ongoing learning, broad exposure and big challenges.

•	We constantly question the status quo. We believe that remarkable outcomes rarely result from modest risk and we’d rather be failing frequently than never trying new things.

We take great pride in recruiting and retaining people with HEART: Humble, Effective, Adaptable, Remarkable and Transparent employees at every level of our company who want to transform the business world with inbound. We’ve been recognized as one of Boston’s Best Places to Work, a Best Place to Work for Recent Grads and one of Glassdoor’s Most Difficult Companies to Interview, and our policies on employee autonomy and transparency have been widely profiled in the media. At the end of the day, however, we do not just talk about culture, we measure it, just as we do the rest of our business. Our founders review our quarterly employee feedback metrics and surveys, respond to them and use them in executive team evaluations.

As of December 31, 2014 we had 785 full-time employees. Of these employees, 680 are based in the United States, 97 are located in Ireland, and 8 are located in Australia.

Competition

Our market is evolving, highly competitive and fragmented, and we expect competition to increase in the future. We believe the principal competitive factors in our market are:

•	vision for the market and product strategy and pace of innovation;

•	inbound marketing focus and domain expertise;

•	integrated all-in-one platform;

•	breadth and depth of product functionality;

•	ease of use;

•	scalable, open architecture;

•	time to value and total cost of ownership;

•	integration with third-party applications and data sources; and

•	name recognition and brand reputation.

We believe we complete favorably with respect to all of these factors.

We face intense competition from other software companies that develop marketing software and from marketing services companies that provide interactive marketing services. Our competitors offer various point applications that provide certain functions and features that we provide, including:

•	cloud-based marketing automation providers;

•	email marketing software vendors;

•	sales force automation and CRM software vendors; and

•	large-scale enterprise suites.

In addition, instead of using our platform, some prospective customers may elect to combine disparate point applications, such as content management, marketing automation, analytics and social media management. We expect that new competitors, such as enterprise software vendors that have traditionally focused on enterprise resource planning or other applications supporting back office functions, will develop and introduce, or acquire, applications serving customer-facing and other front office functions.

Intellectual Property

Our ability to protect our intellectual property, including our technology, will be an important factor in the success and continued growth of our business. We protect our intellectual property through trade secrets law, copyrights, trademarks and contracts. Some of our technology relies upon third-party licensed intellectual property.

In addition to the foregoing, we have established business procedures designed to maintain the confidentiality of our proprietary information, including the use of confidentiality agreements and assignment of inventions agreements with employees, independent contractors, consultants and companies with which we conduct business.

Financial Information About Segments

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision makers (“CODMs”), which are the Company’s chief executive officer and chief operating officer, in deciding how to allocate resources and assess performance. The Company’s CODMs evaluate the Company’s financial information and resources and assess the performance of these resources on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements. See Footnote 7 within the consolidated financial statements for information by geographic area.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on or through our website at www.hubspot.com as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. The SEC also maintains a website, www.sec.gov, that contains reports and other information regarding issuers that file electronically with the SEC. The public may read and copy any files with the SEC Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Annual Report on Form 10-K and in our other public filings before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. The trading price of our common stock could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

Risks Related to Our Business and Strategy

We have a history of losses and may not achieve profitability in the future.

We generated net losses of $48.2 million in 2014, of $34.3 million in 2013, and of $18.8 million in 2012. As of December 31, 2014, we had an accumulated deficit of $154.3 million. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to grow our marketing and sales operations, develop and enhance our inbound platform, scale our data center infrastructure and services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Annual Report on Form 10-K, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

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

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, be able to devote greater resources to the development, promotion, sale and support of their products and services, may have more extensive customer bases and broader customer relationships than we have, and may have longer operating histories and greater name recognition than we have. As a result, these competitors may respond faster to new technologies and undertake more extensive marketing campaigns for their products. In a few cases, these vendors may also be able to offer marketing and sales software at little or no additional cost by bundling it with their existing suite of applications. To the extent any of our competitors has existing relationships with potential customers for either marketing software or other applications, those customers may be unwilling to purchase our platform because of their existing relationships with our competitor. If we are unable to compete with such companies, the demand for our inbound platform could substantially decline.

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

Our head count and operations have grown substantially. For example, we had 785 full-time employees as of December 31, 2014, as compared with 668 as of December 31, 2013. We opened our first international office in Dublin, Ireland in January 2013, and a second international office in Sydney, Australia in August 2014. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

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

We rely on our marketing agency partners to provide certain services to our customers, as well as pursue sales of our inbound platform to customers. Marketing agency partners and customers referred to us by our marketing agency partners represented approximately 44% of our customers as of December 31, 2014, and 34% of our revenue for the year ended December 31, 2014. To the extent we do not attract new marketing agency partners, or existing or new marketing agency partners do not refer a growing number of customers to us, our revenue and operating results would be harmed. In addition, if our marketing agency partners do not continue to provide services to our customers, we would be required to provide such services ourselves either by expanding our internal team or engaging other third-party providers, which would increase our operating costs.

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

In addition, a significant portion of the purchase price of companies we acquire may be allocated to goodwill and other intangible assets, which must be assessed for impairment at least annually. If our acquisitions do not ultimately yield expected returns, we may be required to take charges to our operating results based on our impairment assessment process, which could harm our results of operations.

Because our long-term growth strategy involves further expansion of our sales to customers outside the United States, our business will be susceptible to risks associated with international operations.

A component of our growth strategy involves the further expansion of our operations and customer base internationally. As of December 31, 2014, approximately 22% of our customers were located outside of the United States and these customers generated approximately 21% of our total revenue for the year ended December 31, 2014. We opened our first international office in Dublin, Ireland in January 2013 and we opened our second international office in Sydney, Australia in August 2014. These international offices focus primarily on sales, professional services and support. For information regarding the percentage of our revenues generated by our Ireland and Australia offices, see Note 7 of our consolidated financial statements. Our current international operations and future initiatives will involve a variety of risks, including:

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

A significant percentage of our customers choose to integrate our platform with certain capabilities provided by third-party software platform and application providers using application programming interfaces, or APIs, published by these providers, either as publicly available no-fee licenses or through fee-based partnership arrangements. The functionality and popularity of our inbound platform depends, in part, on our ability to integrate our platform with third-party applications and platforms, including CRM, CMS, e-commerce, call center, analytics and social media sites that our customers use and from which they obtain data. Third-party providers of applications and APIs may change the features of their applications and platforms, restrict our access to their applications and platforms, terminate or elect not to renew our partnership agreements or otherwise alter the terms governing use of their applications and APIs and access to those applications and platforms in an adverse manner. Such changes could functionally limit or terminate our ability to use these third-party applications and platforms in conjunction with our platform, which could negatively impact our offerings and harm our business. If we fail to integrate our platform with new third-party applications and platforms that our customers use for marketing, sales or services purposes, we may not be able to offer the functionality that our customers need, which would negatively impact our ability to generate revenue and adversely impact our business.

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

Many governments have enacted laws requiring companies to notify individuals of data security incidents or unauthorized transfers involving certain types of personal data. In addition, some of our customers contractually require notification of any data security compromise. Security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which may lead to widespread negative publicity. Any security compromise in our industry or our systems, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew their subscriptions or subject us to third-party lawsuits, lead to government investigations, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results.

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

Risks Related to Intellectual Property

Our business may suffer if it is alleged or determined that our technology infringes the intellectual property rights of others.

The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual and proprietary rights. Companies in the software industry, including those in marketing software, are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Many of our competitors and other industry participants have been issued patents and/or have filed patent applications and may assert patent or other intellectual property rights within the industry. Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters or notices or may be the subject of claims that our services and/or platform and underlying technology infringe or violate the intellectual property rights of others. For example, as described further under “Item 3—Legal Proceedings,” on September 23, 2014, InsideSales.com, Inc. sent us a communication alleging, among other things, that an email tracking feature in our Sidekick product infringes upon certain of InsideSales.com’s patents. Responding to the InsideSales.com claim or other such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses. Our technologies may not be able to withstand any third-party claims or rights against their use. Claims of intellectual property infringement might require us to redesign our application, delay releases, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling our platform. If we cannot or do not license the infringed technology on reasonable terms or at all, or substitute similar technology from another source, our revenue and operating results could be adversely impacted. Additionally, our customers may not purchase our inbound platform if they are concerned that they may infringe third-party intellectual property rights. The occurrence of any of these events may have a material adverse effect on our business.

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

Risks Related to Government Regulation and Taxation

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

As of December 31, 2014, we had federal and state net operating loss carryforwards due to prior period losses, which, if not utilized, will begin to expire in 2027 for federal purposes and 2014 for state purposes. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be further limited if we experience an ownership change. A Section 382 ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. future issuances of our stock could cause an ownership change. It is possible that an ownership change in connection with a future offering, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.

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

Risks Related to Our Operating Results and Financial Condition

We may experience quarterly fluctuations in our operating results due to a number of factors, which makes our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance, and comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risks described in this Annual Report on Form 10-K, factors that may affect our quarterly operating results include the following:

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

Risks Related to Our Common Stock

Our stock price may be volatile and you may be unable to sell your shares at or above the price you purchased them.

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share, our stock price has ranged from $44.34 to $25.79, through March 4, 2015. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially own 52.8% of our common stock outstanding. As a result, these stockholders, acting together, continue to have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial disclosure obligations, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. As an “emerging growth company” under the JOBS Act, we are permitted to delay the adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. However, we have elected not to take advantage of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to not take advantage of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

We will continue to incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, particularly after we are no longer an “emerging growth company,” which could adversely affect our business, operating results and financial condition.

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

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, beginning in 2015, Section 404 of the Sarbanes-Oxley Act, or Section 404, will require us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. We have identified certain internal control deficiencies surrounding our systems and closing process. We have and will continue to remediate these deficiencies by investing in our financial systems and adding additional personnel, including outside consultants. As an emerging growth company, we are availing ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an emerging growth company. When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds to invest in future growth opportunities. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could seriously harm our business and operating results. If we incur debt, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. As a result, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time after the expiration or waiver of the lock-up agreements. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

As of December 31, 2014, we have outstanding 31,430,769 shares of common stock. Of these shares, 5,750,000 shares are immediately freely tradable, and approximately 25,680,769 additional shares of common stock will be available for sale in the public market beginning on April 8, 2015 following the expiration of lock-up agreements. The representatives of the underwriters may release these stockholders from their lock-up agreements with the underwriters at any time and without notice, which would allow for earlier sales of shares in the public market.

As of December 31, 2014, an aggregate of 1,857,327 shares of our common stock are reserved for future issuance under our 2014 Plan, and 394,710 shares of our common stock are reserved for future issuance under our ESPP. Shares registered under our registration statements on Form S-8, including the shares reserved for future issuance under our 2014 Plan and ESPP as described in the previous sentence, are available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above and the restrictions of Securities Act Rule 144 in the case of our affiliates.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	Properties

We occupy approximately 100,000 square feet of office space in Cambridge, Massachusetts pursuant to a lease agreement that expires in 2020. We also maintain an office in Dublin, Ireland and Sydney, Australia. We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

ITEM 3.	Legal Proceedings

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

ITEM 4.	Mine Safety Disclosures Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on the New York Stock Exchange under the symbol “HUBS” since October 9, 2014. Prior to that date, there was no public trading market for our common stock. Our initial public offering was priced at $25.00 per share on October 8, 2014. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the New York Stock Exchange:

	High	Low
Fourth Quarter (from October 9, 2014 to December 31, 2014)	$38.60	$25.79
First Quarter (from January 1, 2015 to March 4, 2015)	$44.34	$31.77

On March 4, 2015, the last reported sale price of our common stock on the New York Stock Exchange was $44.34 per share. As of December 31, 2014, we had 455 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings to fund development and growth of our business and to repurchase our common stock, and do not anticipate paying cash dividends in the foreseeable future.

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the company under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act.

The following graph shows a comparison from October 9, 2014 (the date our common stock commenced trading on the NYSE) through December 31, 2014 of the cumulative total return for our common stock, the NASDAQ Intern Index and the S&P 500 Index. Such returns are based on historical results and are not intended to suggest future performance.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Public Offering of Common Stock

On October 15, 2014 the Company closed its IPO whereby 5,750,000 shares of common stock were sold to the public, including the underwriters’ overallotment option of 750,000 shares of common stock, at a price of $25.00 per share. The Company received aggregate proceeds of approximately $133.7 million from the IPO, net of underwriters’ discounts and commissions, but before deduction of offering expenses of approximately $3.1 million. Upon the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock automatically converted into 19,529,713 shares of common stock. The Company used $18 million of the IPO proceeds to pay down its then outstanding line of credit balance.

We invested the funds received in registered money market funds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans as of December 31, 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and RSUs		Weighted- average Exercise Price of Outstanding Options and Warrants(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders(2)	5,976,556	(3)	$9.63	2,252,037	(4)
Equity compensation plans not approved by stockholders	—		—	—

Total	5.976,556		$9.63	2,252,037

(1)	The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options and warrants. It does not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs, which have no exercise price.
(2)	These plans consist of our 2007 Equity Incentive Plan (terminated in October 2014), our 2014 Stock Option and Incentive Plan, and our Employee Stock Purchase Plan.
(3)	This number includes 5,788,432 shares subject to outstanding awards granted under our 2007 Equity Incentive Plan, of which 4,448,103 shares were subject to outstanding options and 1,340,329 shares were subject to outstanding RSU awards, and 174,966 shares subject to outstanding awards granted under our 2014 Stock Option and Incentive Plan, of which 139,769 shares were subject to outstanding options and 35,197 shares were subject to outstanding RSU awards, and 13,158 shares issuable upon the exercise of warrants.
(4)	This number includes 1,857,327 shares available for issuance under our 2014 Stock Option, and 394,710 shares reserved for issuance under our Employee Stock Purchase Plan. The number of shares available for issuance under the 2014 Stock Option and Incentive Plan is subject to increase on the first day of each fiscal year, as described below in the section “Employee Benefit Plans.” The number of shares available for issuance under the Employee Stock Purchase Plan is subject to an annual increase to be added on the first day of each fiscal year, as described in the section “Employee Benefit Plans.”

ITEM 6.	Selected Consolidated Financial Data

You should read the selected consolidated financial data below in conjunction with “Management’s discussion and analysis of financial condition and results of operations” and the consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data in this section are not intended to replace the consolidated financial statements and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

The following selected consolidated statements of operations data for the years ended December 31, 2014, 2013, and 2012, and the consolidated balance sheet data as of December 31, 2014 and 2013, have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the year ended December 31, 2011 and the consolidated balance sheet data as of December 31, 2012 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The consolidated statements of operations data for the year ended December 31, 2010 and the consolidated balance sheet data as of December 31, 2011 and 2010 have been derived from our unaudited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$106,319	$70,819	$45,870	$25,702	$13,636
Professional services and other	9,557	6,815	5,734	2,851	1,751

Total revenue	115,876	77,634	51,604	28,553	15,387

Cost of revenue:
Subscription (1)	25,655	20,280	10,834	5,712	2,903
Professional services and other (1)	11,425	8,759	6,004	6,368	4,091

Total cost of revenue	37,080	29,039	16,838	12,080	6,994

Total gross profit	78,796	48,595	34,766	16,473	8,393

Operating expenses:
Research and development (1)	25,638	15,018	10,585	10,031	4,382
Sales and marketing (1)	78,809	53,158	34,949	24,088	14,075
General and administrative (1)	22,958	14,669	7,972	6,769	2,500

Total operating expenses	127,405	82,845	53,506	40,888	20,957

Loss from operations	(48,609)	(34,250)	(18,740)	(24,415)	(12,564)

Other income (expense)
Interest income	46	34	26	36	3
Interest expense	(322)	(20)	(63)	(30)	(12)
Other expense	564	(38)	(1)	(2)	—

Total other income (expense)	288	(24)	(38)	4	(9)

Net loss before benefit from income taxes	(48,321)	(34,274)	(18,778)	(24,411)	(12,573)
Income tax benefit	92	—	—	—	—
Net loss	(48,229)	(34,274)	(18,778)	(24,411)	(12,573)
Preferred stock accretion	331	54	81	87	123
Deemed dividend to investors	—	—	—	973	—

Net loss attributable to common stockholders	$(48,560)	$(34,328)	$(18,859)	$(25,471)	$(12,696)

Net loss per common share, basic and diluted (2)	$(4.20)	$(6.71)	$(4.01)	$(6.19)	$(3.53)
Weighted average common shares used in computing basic and diluted net loss per common share (2)	11,562	5,113	4,699	4,115	3,601

(1)	Stock-based compensation included in the consolidated statements of operations data above was as follows:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Cost of revenue:
Subscription	$128	$50	$27	$16	$4
Professional services and other	498	211	100	131	36
Research and development	6,190	691	739	2,341	105
Sales and marketing	5,596	1,194	691	647	67
General and administrative	3,946	1,318	958	1,484	75

Total stock-based compensation	$16,358	$3,464	$2,515	$4,619	$287

(2)	See Note 2 to our consolidated financial statements for further details on the calculation of basic and diluted net loss per share attributable to common stockholders.

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance sheet Data:
Cash and cash equivalents	$123,721	$12,643	$41,097	$13,972	$6,955
Working capital, excluding deferred revenue	130,886	13,803	39,934	12,875	7,831
Total assets	174,858	50,559	65,651	35,411	14,505
Deferred revenue	41,305	24,906	16,017	8,179	4,270
Total liabilities	64,159	42,514	27,621	17,053	8,728
Total redeemable convertible preferred stock	—	101,293	101,239	66,062	33,786
Total Stockholders’ equity (deficit)	$110,699	$(93,248)	$(63,209)	$(47,702)	$(28,007)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include , but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part I, Item 1A within this Annual Report on Form 10-K.

Company Overview

We provide a cloud-based marketing and sales software platform that enables businesses to deliver an inbound experience. An inbound marketing and sales experience attracts, engages and delights customers by being more relevant, more helpful, more personalized and less interruptive than traditional marketing and sales tactics. Our software platform features integrated applications to help businesses attract visitors to their websites, convert visitors into leads, close leads into customers and delight customers so that they become promoters of those businesses. These integrated applications include social media, search engine optimization, blogging, website content management, marketing automation, email, CRM, analytics and reporting.

We designed our all-in-one platform from the ground up to enable businesses to provide an inbound experience to their prospects and customers. At the core of our platform is a single inbound database for each business that captures its customer activity throughout the customer lifestyle. Our platform uses our centralized inbound database to empower businesses to create more personalized interactions with customers, such as personalized emails, personalized social media alerts, personalized websites and targeted alerts for sales people. We provide a comprehensive set of integrated applications on our platform, which offers businesses ease of use, power and simplicity. We designed and built our platform to serve a large numbers of customers of any size with demanding use cases.

While our platform can scale to the enterprise, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving them. We efficiently reach these businesses at scale through our proven inbound go-to-market approach and more than 2,200 marketing agency partners worldwide. Our platform is particularly suited to serving the needs of mid-market business-to-business companies. These mid-market businesses seek an integrated, easy to implement and easy to use solution to reach customers and compete with organizations that have larger marketing and sales budgets. As of December 31, 2014, we had 13,607 customers of varying sizes in more than 90 countries, representing almost every industry.

Our platform is a multi-tenant, single code-based and globally available software-as-a-service, or SaaS, product delivered through web browsers or mobile applications. We sell our platform on a subscription basis and generated revenue of $115.9 million in 2014, $77.6 million in 2013, and $51.6 million in 2012, representing year-over-year increases of 49% in 2014 and 50% in 2013. We had net losses of $48.2 million in 2014, $34.3 million in 2013, and $18.8 million in 2012, primarily due to increased investments in our growth.

We derive most of our revenue from subscriptions to our cloud-based software platform and related professional services, which consist of customer on-boarding and training services. Subscription revenue accounted for 91.8% of our total revenue for the year ended December 31, 2014, 91.2% of our total revenue for the year ended December 31, 2013, and 88.9% of our total revenue for the year ended December 31, 2012. We sell three product plans at different base prices on a subscription basis, each of which includes our core platform and integrated applications to meet the needs of thevarious customers we serve. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We generate additional revenue based on the purchase of additional subscriptions and applications and the number of account users, subdomains and website visits. Substantially all of our customers’ subscriptions are one year or less in duration.

Subscriptions are non-cancelable and are billed in advance on various schedules. Because the mix of billing terms for orders can vary from period to period, the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. Accordingly, we do not believe that change in deferred revenue is an accurate indicator of future revenue for a given period of time.

Professional services and other revenue accounted for 8.2% of our total revenue in 2014, 8.8% in 2013, and 11.1% in 2012. Most of our customers purchase training services which are designed to help customers enhance their ability to attract, engage and delight their customers using our platform.

Our customer base has grown from 10,111 customers at the end of 2013 to 13,607 customers as of December 31, 2014, which has resulted in rapid revenue growth. As of December 31, 2014, approximately 22% of our customers were located outside of the United States and these customers generated approximately 21% of our total revenue for the year ended December 31, 2014. We opened our first international office in Dublin, Ireland in January 2013, and our second international office in Sydney, Australia in August 2014, as part of our geographic expansion. We plan to further grow our international business and expand to other geographies.

We have focused on rapidly growing our business and plan to continue to make investments to help us address some of the challenges facing us to support this growth, such as demand for our platform by existing and new customers, significant competition from other providers of marketing software and related applications and rapid technological change in our industry. We believe that the growth of our business is dependent on many factors, including our ability to expand our customer base, increase adoption of our platform within existing customers, develop new products and applications to extend the functionality of our platform and provide a high level of customer service. We expect to increase our investment in sales and marketing as we continue to expand our sales teams, increase our marketing activities and grow our international operations. We also expect to increase our investment in research and development as we continue to introduce new products and applications to extend the functionality of our platform. We also intend to invest in maintaining a high level of customer service and support which we consider critical for our continued success. We plan to continue investing in our data center infrastructure and services capabilities in order to support continued future customer growth. We also expect to continue to incur additional general and administrative expenses as a result of both our growth and the infrastructure required to be a public company. We expect to use the proceeds from our recent initial public offering to fund these growth strategies and do not expect to be profitable in the near term.

We believe that these investments will result in an increase in our subscription revenue base and improvement in the retention of this base. This will result in revenue increasing faster than the increase in sales and marketing, research and development and general and administrative expenses. Exclusive of stock-based compensation as we reach economies of scale. With this increased operating leverage, we expect our gross and operating margins to increase in the long term. However, we will incur losses in the short term. If we are unable to achieve our revenue growth objectives, including a high rate of renewals of our customer agreements, we may not be able to achieve profitability.

Key Business Metrics

We use the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Our key business metrics may be calculated in a manner different than similar key business metrics used by other companies.

	Year Ended December 31,
	2014	2013	2012
Total customers	13,607	10,111	8,159
Average subscription revenue per customer	$8,926	$7,752	$6,580
Subscription dollar retention rate	92.7%	82.9%	82.4%
Customer Acquisition Cost, or CAC	$11,977	$11,645	$8,279

Total Customers. We believe that our ability to increase our customer base is an indicator of our market penetration and growth of our business as we continue to expand our sales force and invest in marketing efforts. We define our total customers at the end of a particular period as the number of business entities or individuals with one or more paid subscriptions to our marketing platform, either paid directly or through an agency partner. We do not include in total customers business entities or individuals with one or more paid subscriptions solely for our Sidekick product. More than 300,000 individuals with a free or paid Sidekick account used our Sidekick product during December 2014. A single customer may have separate paid subscriptions for separate websites, but we count these as one customer if the subscriptions are managed by the same business entity or individual. For more information about our customers, see the section of this Annual Report on Form 10-K captioned “Business—Our Customers.”

Average Subscription Revenue per Customer. We believe that our ability to increase the average subscription revenue per customer is an indicator of our ability to grow the long-term value of our existing customer relationships. We define average subscription revenue per customer during a particular period as subscription revenue from our total customers during the period divided by the average total customers during the same period. We expect our average subscription revenue per customer to continue to increase over time.

Subscription Dollar Retention Rate. We believe that our ability to retain and expand a customer relationship is an indicator of the stability of our revenue base and the long-term value of our customers. We assess our performance in this area using a metric we refer to as our Subscription Dollar Retention Rate. We compare the aggregate Contractual Monthly Subscription Revenue of our customer base as of the beginning of each month, which we refer to as Retention Base Revenue, to the aggregate Contractual Monthly Subscription Revenue of the same group of customers at the end of that month, which we refer to as Retained Subscription Revenue. We define Contractual Monthly Subscription Revenue as the total amount of subscription fees contractually committed to be paid for a full month under all of our customer agreements, excluding any commissions owed to our partners. We do not include in Contractual Monthly Subscription Revenue any subscription fees contractually committed to be paid by business entities or individuals with subscriptions solely for our Sidekick product. Our Subscription Dollar Retention Rate for a given period is calculated by first dividing Retained Subscription Revenue by Retention Base Revenue for each month in the period, calculating the weighted average of these rates using the Retention Base Revenue for each month in the period, and then annualizing the resulting rates.

Customer Acquisition Cost. We believe that customer acquisition cost, or CAC, is an indicator of the efficiency of our sales and marketing programs in acquiring new customers. We calculate CAC by dividing our total sales and marketing expenses during a particular period, excluding the stock-based compensation includedin sales and marketing expenses, by our total new customers added during the same period. We define our total new customers during a particular period as the number of new business entities or individuals who entered into one or more paid subscriptions to our marketing platform, either paid directly or through an agency partner, during the period. We do not include in total new customers business entities or individuals with one or more paid subscriptions solely for our Sidekick product. A single new customer may have separate paid subscriptions for separate websites, but we count these as one new customer if the subscriptions are managed by the same business entity or individual.

Key Components of Consolidated Statements of Operations

Revenue

We derive our revenue from two major sources, revenue from subscriptions to our inbound platform and professional services and other revenue consisting mainly of on-boarding and training services fees.

Subscription based revenue is derived from customers using our software platform for their inbound marketing and sales needs. Our software platform includes integrated applications that allow businesses to manage social media, search engine optimization, blogging, website content, marketing automation, email, analytics and reporting. Substantially all of our customers’ subscriptions are one year or less in duration. Subscriptions are non-cancelable and are billed in advance on various schedules. All subscription fees that are billed in advance of service are recorded in deferred revenue. Subscription based revenue is recognized net of consideration paid to marketing agency partners when the agency partner purchases the subscription directly from us, as in these instances our customer is the partner and our remaining obligations are to the partner.

Professional services and other revenue are derived primarily from customer on-boarding and training services. The on-boarding and training services provided to customers typically involves an implementation specialist. An implementation specialist will typically work with our customers to enhance their understanding of how to attract leads and convert them into customers through search engine optimization, social media, blogging and other content. Training is generally sold in connection with a customer’s initial subscription and is billed in advance. The training is also available to be purchased separately following a customer’s purchase of its initial subscription and our marketing agency partners routinely provide the same training to customers.

Cost of Revenue and Operating Expenses

Cost of Revenue

Cost of subscription revenue consists primarily of managed hosting providers and other third-party service providers, employee-related costs including payroll, benefits and stock-based compensation expense for our customer support team, amortization of capitalized software development costs and acquired technology, and allocated overhead costs, which we define as rent, facilities and costs related to information technology, or IT.

Cost of professional services and other revenue consists primarily of personnel costs of our professional services organization, including salaries, benefits, bonuses and stock-based compensation, as well as allocated overhead costs.

We expect that cost of subscription and professional services and other revenue will increase in absolute dollars as we continue to invest in growing our business. Over time, we expect to gain benefits of scale associated with our costs of hosting our software platform relative to subscription revenues, resulting in improved subscription gross margin. We expect to continue to generate negative gross margins related to professional services in the near term.

Research and Development

Research and development expenses consist primarily of personnel costs of our development team, including payroll, benefits and stock-based compensation expense and allocated overhead costs. We capitalize certain software development costs that are attributable to developing new products and adding incremental functionality to our software platform and amortize such costs as costs of subscription revenue over the estimated life of the new product or incremental functionality, which is generally two years. We focus our research and development efforts on improving our products and developing new ones, delivering new functionality and enhancing the customer experience. We believe delivering new functionalities for our customers is an integral part of our solution and provides our customers with access to a broad array of options and information critical to their marketing efforts. We expect to continue to make investments in and expand our offerings to enhance our customers’ experience and satisfaction and attract new customers. We expect research and development expenses to increase in absolute dollars as we continue to increase the functionality of our software platform.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs of our sales and marketing employees, including sales commissions and incentives, benefits and stock-based compensation expense, marketing programs, including lead generation, costs of our annual INBOUND conference, and other brand building expenses and allocated overhead costs. We defer certain sales commissions related to acquiring new customers and amortize them ratably over the term of the corresponding subscription agreement. Sales and marketing expenses also include commissions paid to our marketing agency partners when we are the primary obligor for providing the subscription that has been purchased.

We plan to continue to expand sales and marketing to grow our customer base and increase sales to existing customers. This growth will include adding sales personnel and expanding our marketing activities to continue to generate additional leads and build brand awareness. We expect sales and marketing expenses will increase as a result of hiring net new quota-carrying sales representatives in the United States and worldwide, adding to the marketing staff and expanding our annual INBOUND conference. Over time, we expect sales and marketing expenses will decline as a percentage of total revenue.

General and Administrative

General and administrative expenses consist of personnel costs and related expenses for executive, finance, legal, human resources, employee-related information technology, administrative personnel, including payroll, benefits and stock-based compensation expense; professional fees for external legal, accounting and other consulting services; and allocated overhead costs. We expect that general and administrative expenses will increase on an absolute dollar basis but decrease as a percentage of total revenue as we focus on processes, systems and controls to enable the our internal support functions to scale with the growth of our business. We also anticipate continuing increases to general and administrative expenses as we incur the costs of compliance associated with being a publicly traded company, including audit and consulting fees.

Other Income (Expense)

Other income (expense) consists primarily of interest expense and foreign currency gains and losses. We have historically had a minimal amount of debt outstanding on which we pay interest. The addition of our Dublin, Ireland office in 2013 and our Sydney, Australia office in 2014 has increased our exposure to foreign currencies, particularly the Euro.

Income Tax Benefit

The income tax benefit consists of current and deferred taxes for U.S. and foreign income taxes. We have historically had a taxable loss in our most significant jurisdictions and full valuation allowance against the majority of our deferred tax assets. We expect this to continue in 2015.

Results of Operations

The following tables set forth certain consolidated financial data in dollar amounts and as a percentage of total revenue.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Revenue:
Subscription	$106,319	$70,819	$45,870
Professional services and other	9,557	6,815	5,734

Total revenue	115,876	77,634	51,604

Cost of revenue:
Subscription	25,655	20,280	10,834
Professional services and other	11,425	8,759	6,004

Total cost of revenue	37,080	29,039	16,838

Gross profit	78,796	48,595	34,766

Operating expenses:
Research and development	25,638	15,018	10,585
Sales and marketing	78,809	53,158	34,949
General and administrative	22,958	14,669	7,972

Total operating expenses	127,405	82,845	53,506

Loss from operations	(48,609)	(34,250)	(18,740)

Other income (expense):
Interest income	46	34	26
Interest expense	(322)	(20)	(63)
Other expense	564	(38)	(1)

Total other income (expense)	288	(24)	(38)

Loss before benefit from income taxes	(48,321)	(34,274)	(18,778)
Income tax benefit	92	—	—

Net loss	$(48,229)	$(34,274)	$(18,778)

	Year Ended December 31,
	2014	2013	2012
Revenue:
Subscription	92%	91%	89%
Professional services and other	8	9	11

Total revenue	100	100	100

Cost of revenue:
Subscription	22	26	21
Professional services and other	10	11	12

Total cost of revenue	32	37	33

Gross profit	68	63	67

Operating expenses:
Research and development	22	19	21
Sales and marketing	68	68	68
General and administrative	20	19	15

Total operating expenses	110	107	104

Loss from operations	(42)	(44)	(37)

Total other income (expense)	0	0	0

Loss before income taxes	(42)	(44)	(37)
Income tax benefit	0	0	0

Net loss	(42)%	(44)%	(37)%

*	Percentages are based on actual values. Totals may not sum due to rounding.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Revenue

	Year Ended December 31,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Subscription	$106,319	$70,819	$35,500	50%
Professional services and other	9,557	6,815	2,742	40

Total revenue	$115,876	$77,634	$38,242	49%

Subscription revenue increased 50% during 2014 due to an increase throughout the year in total customers, which grew from 10,111 as of December 31, 2013 to 13,607 as of December 31, 2014, and an increase in average subscription revenue per customer, which grew from $7,752 in 2013 to $8,926 in 2014. The growth in total customers was primarily driven by our increased sales representative capacity to meet market demand. The increase in average subscription revenue per customer was driven primarily by existing customers increasing their use of our products, existing customers purchasing additional subscriptions and new customers purchasing our higher price product plans.

The 40% increase in professional services and other revenue resulted primarily from the delivery of training services for subscriptions sold.

Total Cost of Revenue, Gross Profit and Gross Margin

	Year Ended December 31,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Total cost of revenue	$37,080	$29,039	$8,041	28%
Gross profit	78,796	48,595	30,201	62%
Gross margin	68%	63%

Total cost of revenue increased 28% during 2014 primarily due to an increase in subscription and hosting costs, employee-related costs, amortization of developed technology, and allocated overhead expenses. The increase in gross margin was primarily driven by improved leverage of our hosting costs relative to growth in subscription revenue.

	Year Ended December 31,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Subscription cost of revenue	$25,655	$20,280	$5,375	27%
Percentage of subscription revenue	24%	29%

Subscription cost of revenue increased by 27% during 2014 primarily due to an increase in Subscription and hosting costs, employee related costs and amortization expense. Subscription and hosting costs increased $2.4 million due to growth in our customer base from 10,111 customers at December 31, 2013 to 13,607 customers at December 31, 2014. Employee-related costs increased $1.6 million as a result of increased headcount from 74 employees at December 31, 2013 to 86 employees at December 31, 2014 as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased $1.3 million due to an increase in the number of developers working on our software platform as we continue to develop new products.

	Year Ended December 31,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Professional services and other cost of revenue	$11,425	$8,759	$2,666	30%
Percentage of professional services and other revenue	120%	129%

Professional services and other costs increased 30% during 2014 primarily due to an increase in employee-related costs. Employee-related costs increased $1.4 million as a result of increased headcount from 81 employees at December 31, 2013 to 95 employees at December 31, 2014 as we continue to grow our professional services organization to support our customer growth. Professional fees increased $915 thousand due to increased use of third parties to assist with customer implementations. Allocated overhead expenses increased $337 thousand due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount.

Research and Development

	Year Ended December 31,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Research and development	$25,638	$15,018	$10,620	71%
Percentage of total revenue	22%	19%

Research and development expenses increased 71% during 2014 primarily due to increases in employee-related costs, allocated overhead expenses and professional fees. Employee-related costs increased $9.9 million as a result of increased headcount from 110 employees at December 31, 2013 to 132 employees at December 31, 2014 as we continue to grow our engineering organization to develop new products and continue to develop our existing software platform. Employee-related expenses also increased due to a one-time non-cash stock-based compensation expense that occurred as a result of our initial public offering, or IPO. Allocated overhead expenses increased $620 thousand due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount. Professional fees increased $117 thousand due to increased use of third-party contractors for development activities.

Sales and Marketing

	Year Ended December 31,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Sales and marketing	$78,809	$53,158	$25,651	48%
Percentage of total revenue	68%	68%

Sales and marketing expenses increased 48% during 2014 primarily due to increases in employee-related costs, third-party agency partner commissions, marketing programs, and allocated overhead expenses. Employee-related costs increased $19.8 million as a result of increased headcount from 340 employees at December 31, 2013 to 378 employees at December 31, 2014 as we continue to expand our selling and marketing organizations to grow our customer base. Employee-related expenses also increased due to a one-time non-cash stock-based compensation expense that occurred as a result of our IPO. Partner commissions increased $2.4 million as a result of increased revenue generated through our marketing agency partners. Marketing programs increased $2.2 million due to growth in our annual INBOUND conference and overall spending due to growth in the business. Allocated overhead expenses increased $1.3 million due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount.

General and Administrative

	Year Ended December 31,		Change
	2014	2014	Amount	%
	(dollars in thousands)
General and administrative	$22,958	$14,669	$8,289	57%
Percentage of total revenue	20%	19%

General and administrative expenses increased 57% during 2014 primarily due to increases in employee-related costs, professional fees, allocated overhead expenses, and other general expenses. Employee-related costs increased $6.0 million as a result of increased headcount from 63 employees at December 31, 2013 to 94 employees at December 31, 2014 as we continue to grow our business and require additional personnel to support our expanded operations including infrastructure and controls required for being a public company. Employee-related expenses also increased due to a one-time non-cash stock-based compensation expense that occurred as a result of our IPO. Professional fees increased $623 thousand as a result of increased use of accounting, consulting and legal services related to international expansion, our preparation to become a public company, and costs incurred as a public company after our IPO. Allocated overhead expenses increased $475 thousand due to expanding our leased space and infrastructure. Other expenses increased $1.2 million due to increased expenses related to taxes and insurance, and additional expenses related to our IPO.

Other Income (Expense)

	Year Ended December 31,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Other income (expense)	$288	$(24)	$312	*
Percentage of total revenue	*	*

*	not meaningful

Other income (expense) includes interest income and expense and the impact of foreign currency transaction gains and losses. Other income (expense) is not significant for any period presented.

Income Tax Benefit

	Year Ended December 31,				Change
	2014		2013		Amount	%
	(dollars in thousands)
Income tax benefit	$92		$—		$92		*
Percentage of total revenue		*		*

*	not meaningful

Income tax benefit consists of current and deferred taxes for U.S. and foreign income taxes. Income tax benefit is not significant for any period presented.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Revenue

	Year Ended December 31,		Change
	2013	2012	Amount	%
	(dollars in thousands)
Subscription	$70,819	$45,870	$24,949	54%
Professional services and other	6,815	5,734	1,081	19

Total revenue	$77,634	$51,604	$26,030	50%

Subscription revenue increased 54% during 2013 due to an increase throughout the year in total customers, which grew from 8,159 as of December 31, 2012 to 10,111 as of December 31, 2013, and an increase in average subscription revenue per customer, which grew from $6,580 in 2012 to $7,752 in 2013. The growth in total customers was primarily driven by our increased sales representative capacity to meet market demand. The increase in average subscription revenue per customer was driven primarily by new customers purchasing our higher price product plans, existing customers increasing their use of our products and existing customers purchasing additional subscriptions.

The 19% increase in professional services and other revenue resulted primarily from the delivery of training services for subscriptions sold.

Total Cost of Revenue, Gross Profit and Gross Margin

	Year Ended December 31,		Change
	2013	2012	Amount	%
	(dollars in thousands)
Total cost of revenue	$29,039	$16,838	$12,201	72%
Gross profit	48,595	34,766	13,829	40%
Gross margin	63%	67%

Total cost of revenue increased 72% during 2013 primarily due to an increase in subscription and hosting costs, employee-related costs, amortization of developed and acquired technology and allocated overhead expenses. The decrease in gross margin was primarily driven by our increased investment in subscription and hosting services as well as the amortization of developed and acquired technologies and allocated overhead expenses.

	Year Ended December 31,		Change
	2013	2012	Amount	%
	(dollars in thousands)
Subscription cost of revenue	$20,280	$10,834	$9,446	87%
Percentage of subscription revenue	29%	24%

Subscription and hosting costs increased $5.4 million due to growth in our customer base from 8,159 customers at December 31, 2012 to 10,111 customers at December 31, 2013 along with higher costs associated with maintaining multiple hosting platforms while we migrated to a new version of our software. Employee-related costs increased $2.1 million as a result of increased headcount from 28 employees at December 31, 2012 to 74 employees at December 31, 2013 as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased $1.1 million due to continued development of our software platform. Allocated overhead expenses increased $0.8 million primarily due to increased rent expense and depreciation of capital equipment as we continue to grow our business and expand headcount as discussed above.

	Year Ended December 31,		Change
	2013	2012	Amount	%
	(dollars in thousands)
Professional services and other cost of revenue	$8,759	$6,004	$2,755	46%
Percentage of professional services and other revenue	129%	105%

Professional services and other costs increased 46% during 2013 primarily due to an increase in employee related costs. Employee-related costs increased $2.0 million as a result of increased headcount from 53 employees at December 31, 2012 to 81 employees at December 31, 2013 as we continue to grow our professional services organization to support our customer growth and improve service levels and offerings. Allocated overhead expenses increased $0.7 million primarily due to increased rent expense and depreciation of capital equipment as we continue to grow our business and expand headcount as discussed above.

Research and Development

	Year Ended December 31,		Change
	2013	2012	Amount	%
	(dollars in thousands)
Research and development	$15,018	$10,585	$4,433	42%
Percentage of total revenue	19%	21%

Research and development expenses increased 42% during 2013 primarily due to increases in employee-related costs and allocated overhead costs. Employee-related costs increased $3.6 million as a result of increased headcount of 74 employees at December 31, 2012 compared to 110 employees at December 31, 2013 as we continue to grow our engineering organization to develop new products and continue to develop our existing software platform. Allocated overhead costs increased $0.8 million primarily due to increased rent expense and depreciation of capital equipment as we continue to grow our business and expand headcount as discussed above.

Sales and Marketing

	Year Ended December 31,		Change
	2013	2012	Amount	%
	(dollars in thousands)
Sales and marketing	$53,158	$34,949	$18,209	52%
Percentage of total revenue	68%	68%

Sales and marketing expenses increased 52% during 2013 primarily due to increases in employee-related costs, third-party agency partner commissions and allocated overhead costs. Employee-related costs increased $13.7 million as a result of increased headcount from 231 employees at December 31, 2012 to 340 employees at December 31, 2013 as we continue to expand our selling and marketing organizations to grow our customer base. Partner commissions increased $1.2 million as a result of increased revenue generated through our marketing agency partners.

General and Administrative

	Year Ended December 31,		Change
	2013	2012	Amount	%
	(dollars in thousands)
General and administrative	$14,669	$7,972	$6,697	84%
Percentage of total revenue	19%	15%

General and administrative expenses increased 84% during 2013 primarily due to increases in employee-related costs and professional fees. Employee-related costs increased $5.4 million as a result of increased headcount from 43 employees at December 31, 2012 to 63 employees at December 31, 2013 as we continue to grow our business and require additional personnel to support our expanded operations. Professional fees increased $1.3 million a result of our preparatory and audit work associated with our potential initial public offering and to support our international expansion activities.

Other Income (Expense)

	Year Ended December 31,				Change
	2013		2012		Amount	%
	(dollars in thousands)
Other income (expense)	$(24)		$(38)		$14		*
Percentage of total revenue		*		*

*	not meaningful

Other income (expense) includes interest income and expense and the impact of foreign currency transaction gains and losses. Other income (expense) is not significant for any period presented.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, net accounts receivable and our credit facility. In connection with our IPO, we received aggregate net proceeds of $130.8 million. Prior to our IPO, we funded our operations primarily through issuances of convertible preferred stock, debt and proceeds from the exercises of options.

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents used in operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cash and cash equivalents	$123,721	$12,643	$41,097
Working capital	90,081	(10,859)	24,218
Net cash and cash equivalents used in operating activities	(12,464)	(19,808)	(5,807)
Net cash and cash equivalents used in investing activities	(10,480)	(9,170)	(2,393)
Net cash and cash equivalents provided by financing activities	134,437	514	35,335

Our cash and cash equivalents at December 31, 2014 was held for working capital purposes. We believe our working capital is sufficient to support our operations for at least the next 12 months. At December 31, 2014, $2.9 million of our cash and cash equivalents was held in accounts outside the United States. These funds would be subject to U.S. federal taxation if repatriated, with such tax liability partially offset by foreign tax credits. Any potential tax impact of repatriating these funds would be immaterial to the financial statements. We do not intend to repatriate these funds.

Net Cash and Cash Equivalents Used in Operating Activities

Net cash and cash equivalents used in operating activities consists primarily of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net. We expect that we will continue to use cash in operating activities in 2015 as we continue to invest in and grow our business.

Net cash and cash equivalents used in operating activities during the year ended December 31, 2014 primarily reflected our net loss of $48.2 million, offset by non-cash expenses that included $5.7 million of depreciation and amortization, $16.4 million in stock-based compensation, $0.6 million of provision for doubtful accounts, $0.3 million of non-cash rent expense, and $0.2 million on non-cash income related to unrealized foreign currency gains. Working capital sources of cash and cash equivalents included a $17.1 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $1.5 million increase in deferred rent associated with reimbursements by our landlord for leasehold improvements, and a $4.7 million increase in accrued expenses as a result of increased expense related to overall growth of the company. These sources of cash and cash equivalents were offset by a $7.9 million increase in accounts receivable as a result of increased billings to customers consistent with the overall growth of the business, and a $2.0 million decrease in deferred commissions expense.

Net cash used in operating activities during 2013 primarily reflected our net loss of $34.3 million, offset by non-cash expenses that included $4.5 million of depreciation and amortization, $3.5 million in stock-based compensation, $0.5 million of provision for doubtful accounts and $0.9 million of non-cash rent expense. Working capital sources of cash included an $8.8 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period and a $4.3 million increase in accrued expenses as a result of a higher level of expenses consistent with the overall growth of the business. These sources of cash were offset by a $2.5 million decrease in accounts receivable as a result of increased billings to customers consistent with the overall growth of the business, a $3.4 million decrease in prepaid expenses and other assets resulting from a prepayment to one of our third party hosting service providers, a $1.2 million decrease in accounts payable resulting from paying down our accounts payable after year-end, and a $1.2 million decrease in deferred commission expense due to increased commission costs consistent with the overall growth of the business. The change in net cash used in operating activities from 2012 to 2013 is primarily due to increases in payments for employee payroll as we continued to invest in and grow our business.

Net cash used in operating activities during 2012 primarily reflected our net loss of $18.8 million, offset by non-cash expenses that included $2.7 million of depreciation and amortization, $2.5 million in stock-based compensation, $0.4 million of provision for doubtful accounts and $0.1 million of interest expense. Working capital sources of cash included a $7.8 million increase in deferred revenue due to the growth in the number of customers invoiced during the period, a $2.1 million increase in accrued expenses resulting from a higher level of expenses consistent with the overall growth of the business and a $1.2 million increase in accounts payable as a result of paying down incremental payables after year-end. These sources of cash were partially offset by a $3.1 million decrease in accounts receivable as a result of increased billings to customers consistent with the overall growth of the business. Net cash used in operating activities decreased from 2011 compared to 2012 because we sold more subscriptions with upfront payment terms and did not increase our headcount during the first half of 2012 at the same rate as we did in 2011.

Net Cash and Cash Equivalents Used in Investing Activities

Our investing activities have consisted primarily of property and equipment purchases for computer-related equipment and capitalization of software development costs. Capitalized software development costs are related to new products or improvements to our existing software platform that expands the functionality for our customers. As our business grows, we expect that we will continue to invest in the expansion of, and improvements to, our leased spaces, both domestically and internationally.

Net cash and cash equivalents used in investing activities during the year ended December 31, 2014 was $10.5 million. This consisted primarily of $7.3 million of purchased property and equipment and $4.6 million of capitalized software development costs, offset by $1.5 million of cash released from restrictions associated with the lease of our headquarters. In the year ended December 31, 2014 we continued to invest in improvements to our leased spaces.

Net cash used in investing activities during 2013 was $9.2 million. This consisted primarily of $4.4 million of purchased property and equipment and $3.4 million of capitalized software development costs. In 2013, we expanded our operations and the leased space of our headquarters in Cambridge, Massachusetts, and also invested in improvements to the leased space. In addition, we were required to restrict a portion of our cash balance as a security deposit for the additional leased space.

Net cash used in investing activities during 2012 was $2.4 million. This consisted primarily of $0.3 million to purchase property and equipment and $2.3 million of capitalized software development costs.

Net Cash and Cash Equivalents Provided by Financing Activities

Our primary financing activities have consisted primarily of our IPO, issuances of convertible preferred stock, draw-downs and a repayment on our line of credit, and proceeds from the exercise of options.

For the year ended December 31, 2014 cash and cash equivalents provided by financing activities consisted primarily of $130.8 million of net proceeds received from our IPO, $3.8 million from option exercises, and $18.0 million of draw-downs and offsetting repayments under our line of credit.

For the year ended December 31, 2013, cash provided by financing activities consisted primarily of $0.6 million of proceeds received from option exercises and was offset by $0.1 million used to repay capital leases.

For the year ended December 31, 2012, cash provided by financing activities was $35.3 million, consisting primarily of $35.1 million of net proceeds received from the issuance of Series E preferred stock and $0.7 million of proceeds received from option exercises, and was offset by $0.4 million used to repay long-term debt and $0.1 million used to repay capital leases.

During the year ended December 31, 2014 we increased our credit facility to a total of $35.0 million and extended the term we could borrow through March 2016.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our reported revenues, results of operations and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet during and as of the reporting periods. These estimates, assumptions and judgments are necessary because future events and their effects on our results and the value of our assets cannot be determined with certainty, and are made based on our historical experience and on other assumptions that we believe to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.

Revenue Recognition

We primarily generate revenue from multiple element arrangements, which typically include subscriptions to our online software solution and on-boarding and training services. Our customers do not have the right to take possession of the online software solution. Revenue from subscriptions, including additional fees for items such as incremental contacts, is recognized ratably over the subscription period beginning on the date the subscription is made available to customers. Substantially all subscription contracts are one year or less. We recognize revenue from on-boarding and training services as the services are provided. Amounts billed that have not yet met the applicable revenue recognition criteria are recorded as deferred revenue.

As part of accounting for multiple element arrangements, we must assess if each component has value on a standalone basis and should be treated as a separate unit of accounting. There is an in-depth process that we undergo to determine the standalone value for each component where we determine if an individual component could be sold by itself or if the component is sold by other third parties. If the component has standalone value upon delivery, we account for each component separately. Subscription services have standalone value as they are often sold separate from all other services. On-boarding and training services also have standalone value as they are sold separately by us and by third parties.

We allocate total arrangement fees to each element in a multiple element arrangement based on the relative selling price hierarchy of each element. We are not able to establish vendor-specific objective evidence, or VSOE, the most reliable level of allocating standalone value, for our subscription and on-boarding and training services because of our pricing practices. We note that third party evidence, or TPE, the second most reliable level of allocating standalone value, is not appropriate for determining the standalone value for any of our services because the pricing for any similar third party subscription or on-boarding and training services is inconsistent. Therefore, we rely on best estimate of selling price, or BESP, to allocate value to the various components of our arrangements.

To determine BESP, we consider the median actual sales price of each type of subscription and on-boarding and training services. We then establish a reasonable range around the median pricing, typically plus or minus 20% of the median selling price. For any transactions where a deliverable falls outside of this range, we reallocate arrangement consideration amongst the deliverables using their respective median selling prices.

We pay our marketing agency partners a commission on the subscription sales price for sales to customers. The classification of the commission paid on our consolidated statements of operations depends on who is purchasing our subscription. In instances where the customer is purchasing the subscription, we are the primary obligor and record the commission paid to the agency partner as sales and marketing expense. When the agency partner purchases the subscription directly from us, we net the consideration paid to the partner against the associated revenue we recognize, as in these instances our customer is the partner and our remaining obligations are to the partner. We also do not believe we receive a tangible benefit from the payment back to the partner.

If our judgments change we would not expect to see a material effect on our consolidated financial statements.

Capitalized Software Development Costs

Software development costs consist of certain payroll and stock compensation costs incurred to develop functionality for our software platform, as well as certain upgrades and enhancements that are expected to result in enhanced functionality. We capitalize certain software development costs for new offerings as well as upgrades to our existing software platform. We amortize these development costs over the estimated useful life of two years on a straight-line basis. We believe there are two key estimates within the capitalized software balance, which are the determination of the useful life of the software and the determination of the amounts to be capitalized.

We determined that a two year life is appropriate for our internal-use software based on our best estimate of the useful life of the internally developed software after considering factors such as continuous developments in the technology, obsolescence and anticipated life of the service offering before significant upgrades. Based on our prior experience, internally generated software will generally remain in use for a minimum of two years before being significantly replaced or modified to keep up with evolving customer needs. While we do not anticipate any significant changes to this two year estimate, a change in this estimate could produce a material impact on our financial statements. For example, if we received information that indicated the useful life of all internally developed software was one year rather than two, our capitalized software balance would decrease by approximately 50% and our amortization expense would increase by 50% in the year of adoption of the change in estimate.

We determine the amount of internal software costs to be capitalized based on the amount of time spent by our developers on projects. Costs associated with building or significantly enhancing our software platform are capitalized, while costs associated with planning new developments and maintaining our software platform are expensed as incurred. There is judgment involved in estimating the stage of development as well as estimating time allocated to a particular project. A significant change in the time spent on each project could have a material impact on the amount capitalized and related amortization expense in subsequent periods.

Stock-Based Compensation

We recognize compensation expense for option awards based on the fair value of the award and on a straight-line basis over the vesting period of the award based on the estimated portion of the award that is expected to vest.

Inherent in the valuation and recording of stock-based compensation for option awards, there are several estimates that we make, including in regard to valuation and expense that will be incurred. We apply estimated forfeiture rates to the awards based on analyses of historical data, including termination patterns, employee position and other factors. This is done to record the expense we expect to actually incur for employees that provide the required service time.

We use the Black-Scholes option pricing model to measure the fair value of our option awards when they are granted. Prior to our IPO, we estimated the value of common stock at the grant date with the help of an independent third party service provider. See “Valuation of Common Stock” below for further discussion of the valuation process. For stock options and RSUs granted subsequent to our IPO, our board of directors determined the fair value based on the closing price of our common stock as reported on the New York Stock Exchange on the date of grant. We used the daily historical volatility of companies we consider to be our peers. To determine our peer companies, we used the following criteria: software or software-as-a-service companies; similar histories and relatively comparable financial leverage; sufficient public company trading history; and in similar businesses and geographical markets. We used the peers’ stock price volatility over the expected life of our granted options to calculate the expected volatility. The expected term of employee option awards is determined using the average midpoint between vesting and the contractual term for outstanding awards, or the simplified method, because we do not yet have a sufficient history of option exercises. We consider this appropriate as we plan to see significant changes to our equity structure in the future and there is no other method that would be more indicative of exercise activity. The risk-free interest rate is based on the rate on U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. We have not paid dividends and do not anticipate paying a cash dividend in the foreseeable future and, accordingly, use an expected dividend yield of zero.

The following table summarizes the assumptions, other than fair value of our common stock, relating to our stock options granted in the years ended December 31, 2014, 2013, and 2012:

Year Ended December 31,
	2014	2013	2012
Dividend yield	—	—	—
Expected volatility	44.8-50.9%	46.8-54.7%	48-51%
Risk-free interest rate	1.79-2.67%	0.82-1.86%	0.56-1.23%
Expected term (in years)	5.0-6.5	4.6-6.5	3.5-6.5

In addition to the assumptions used in the Black-Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation expense for our awards. Our forfeiture rate is based on an analysis of our actual forfeitures. We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. Changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in our financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the share-based compensation expense recognized in our financial statements.

We will continue to use judgment in evaluating the expected volatility, expected term and forfeiture rate utilized in our stock-based compensation expense calculations on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimates of expected volatility, expected term and forfeiture rates, which could materially impact our future stock-based compensation expense.

During 2013 and 2014, we granted 1.5 million RSUs, to certain directors, executives and key employees. Our stock-based compensation expense for RSUs is estimated at the grant date based on the fair value of our common stock. The RSUs vest upon the satisfaction of both a service condition and a performance condition. The service condition for a majority of the RSUs is satisfied over a period of four years. The performance condition will be satisfied on the earlier of (i) a sale of our company or (ii) the date that is six months following our initial public offering, in either case, prior to the earlier of (A) the expiration date or (B) the tenth anniversary of the grant date.

In the year ended December 31, 2013, no stock-based compensation expense had been recognized for RSUs because a qualifying event for the awards’ vesting was not probable. In the fourth quarter of 2014, the quarter in which our IPO was completed, we began recording stock-based compensation expense based on the grant-date fair value of the RSUs, using the accelerated attribution method for RSUs granted prior to our IPO and using the straight-line method for RSUs granted following our IPO, in each case, net of estimated forfeitures. The stock compensation expense associated with RSUs where the service condition had been met prior to the IPO was also recognized on the date of the IPO, using the accelerated attribution method.

The following table estimates future stock-based compensation expense related to all outstanding equity awards, net of estimated forfeitures. The table does not take into account any stock-based compensation expense related to future awards that may be granted to employees, directors, or other service providers.

	2015	2016	2017	2018	Total
	(unaudited, in thousands)
Performance awards	$6,597	$2,557	$1,038	$275	$10,467
Stock-based awards with only service conditions	$4,944	$3,197	$1,796	$432	$10,369

Total	$11,541	$5,754	$2,834	$707	$20,836

Valuation of Common Stock

Given the absence of an active market for our common stock prior to our IPO, our board of directors was required to estimate the fair value of our common stock at the time of each option grant based upon several factors, including its consideration of input from management and contemporaneous third-party valuations.

The exercise price for all stock options granted was at the estimated fair value of the underlying common stock, as estimated on the date of grant by our board of directors in accordance with the guidelines outlined in the American Institute of Certified Public Accountants, Valuation of Privately-Held-Company Equity Securities Issued as Compensation . Each fair value estimate was based on a variety of factors, which included the following:

•	our historical operating and financial performance;

•	a discounted cash flow analysis;

•	the market performance of comparable publicly traded technology companies;

•	the identification and analysis of mergers and acquisitions of comparable technology companies;

•	the prices, rights, preferences and privileges of our preferred stock relative to the common stock;

•	the likelihood of achieving a liquidity event such as an initial public offering or sale given prevailing market conditions and the nature and history of our business;

•	any adjustments necessary to recognize a lack of marketability for our common stock; and

•	U.S. and global economic market conditions.

We granted the following stock-based awards since January 1, 2013:

Grant Date	Options or RSUs	Number of Awards Granted	Exercise Price($)	Award Fair Value at Grant Date($)	Aggregate Award Fair Value($)
February 6, 2013	Options	138,417	13.14	6.09	842,960
February 6, 2013	RSUs	716,667	N/A	13.14	9,417,004
March 8, 2013	Options	5,000	13.14	6.06	30,300
March 8, 2013	RSUs	33,333	N/A	13.14	437,996
May 30, 2013	Options	278,396	13.41	6.72	1,870,821
July 17, 2013	Options	97,167	13.56	6.84	664,622
October 24, 2013	Options	162,667	14.40	7.20	1,171,202
October 24, 2013	RSUs	8,333	N/A	14.40	119,995
November 4, 2013	Options	100,000	14.40	7.26	726,000
November 4, 2013	RSUs	100,000	N/A	14.40	1,440,000
December 4, 2013	Options	148,033	14.67	7.32	1,083,602
January 29, 2014	Options	477,290	16.14	8.07	3,851,730
January 29, 2014	RSUs	249,417	N/A	16.14	4,025,590
June 11, 2014	Options	307,151	16.95	8.37	2,570,854
June 11, 2014	RSUs	79,300	N/A	16.95	1,344,135
July 30, 2014	Options	82,801	17.76	8.13	673,172
July 30, 2014	RSUs	11,333	N/A	17.76	201,274
September 25, 2014	Options	61,333	20.00	9.10	558,130
September 25, 2014	RSUs	275,000	N/A	20.00	5,500,000
November 4, 2014	Options	139,769	36.51	17.56	2,454,344
November 4, 2014	RSUs	35,197	N/A	36.51	1,285,042
January 21, 2015	Options	154,666	33.84	17.00	2,629,322
January 21, 2015	RSUs	453,215	N/A	33.84	15,336,796
February 10, 2015	Options	150,667	34.76	16.01	2,412,179
February 10, 2015	RSUs	226,000	N/A	34.76	7,855,760

In connection with these fair value estimates for grants prior to September 2014, our common stock was generally estimated or reconciled using an income and market approach.

Under the income approach, the enterprise value is estimated by performing a discounted cash flow, or DCF, analysis. The fair value of our common stock determined in connection with the grants prior to 2014, was 50% weighted using the DCF analysis. The fair value of our common stock determined in connection with the grants made in 2014 was 40% weighted using the DCF analysis. The DCF analysis requires the development and analysis of the forecasted future financial performance of the company, including revenues, operating expenses and taxes, as well as working capital and capital asset requirements. The discrete forecast period analyzed extends to the point at which the company will be expected to have reached a steady state of growth and profitability. The projected cash flows are then discounted to a present value employing a discount rate that properly accounts for the estimated market weighted average cost of capital, as well as any risk unique to our cash flows. Finally, an assumption is made regarding the sustainable long-term rate of growth beyond the discrete forecast period, and a residual value is estimated and discounted to a present value. The sum of the present value of the discrete cash flows and the residual, or “terminal,” value represents the estimated fair value of the total enterprise value of the company. This value is then adjusted for non-operational assets, liabilities and interest bearing debt to conclude the equity value of the company.

Under the market approach, the enterprise value is estimated by performing a guideline public company, or GPC analysis, and a guideline transaction, or GT, analysis. The fair value of our common stock determined in connection with the grants prior to 2014, was 30% weighted using the GPC analysis and 20% using the GT analysis. The fair value of our common stock determined in connection with the grants made in 2014 were 40% weighted using the GPC analysis and 20% using the GT analysis.

The GPC analysis is based upon the premise that indications of value for a given entity can be estimated based upon the observed valuation multiples of comparable public companies, the equity of which is freely-traded by investors in the public securities markets. The first step in this analysis involves the selection of a peer group of companies from which it is believed relevant data can be obtained. The second step involves the calculation of the relevant valuation multiple or multiples for each company in the peer group. The final step involves the selection and application of the appropriate multiples to the relevant financial metrics of our company. Depending upon the nature of the multiple, the resulting value indication may then be adjusted for non-operational assets, liabilities and interest bearing debt to conclude the equity value of the company.

The guideline transaction analysis is based upon the premise that indications of value for a given entity can be estimated based upon the valuation multiples implied by transactions involving companies that are comparable to the subject company. The first step in this analysis involves the identification of transactions from which it is believed relevant data can be obtained. The second step involves the calculation of the relevant valuation multiple or multiples for each transaction in the comparable group. The final step involves the selection and application of the appropriate multiples to the relevant financial metrics of our company. Depending upon the nature of the multiple, the resulting value indication may then be adjusted for non-operational assets, liabilities and interest bearing debt to conclude the equity value.

Once the equity value is estimated it is then allocated among the various classes of securities to arrive at the fair value of the common stock. For this allocation, the OPM was used for all grants. The OPM entails allocating the equity value to the various share classes based upon their respective claims on a series of call options with strike prices at various value levels depending upon the rights and preferences of each class. A Black-Scholes option pricing model is employed to value the options, with an option term assumption consistent with management’s expected time to a liquidity event and a volatility assumption based on the estimated stock price volatility of a peer group of comparable public companies over a similar term. The differential in value between each successive option represents the value of that tranche, which is then allocated to all the share classes based on their percentage ownership claim at that level of value.

For each grant date the board and management estimated two different liquidity event scenarios (non-initial public offering and initial public offering) which were then applied to two different option pricing models (non- initial public offering and initial public offering) and weighted based on the board management’s expectations.

Applying the non- initial public offering and initial public offering OPMs result in an estimated marketable, minority fair value of our common stock for each grant date. A discount for lack of marketability, or DLOM, based both on an option based approach (put option) and empirical evidence from sources incorporating studies of companies with characteristics similar to ours is then applied, yielding a fair value of our common stock on a non-marketable, minority interest basis.

In connection with the determination by our board of directors of the fair value of our common stock for purposes of the September 25, 2014 equity grants, we assumed the completion of our IPO and that a public market for our common stock had been created. We also considered the valuation range proposed by the underwriters, evidenced by the estimated offering price range set forth on the cover page of the preliminary prospectus dated September 26, 2014 in connection with our IPO relative to our financial results, current economic and market conditions, the removal of any illiquidity discount and a 100% weighting that we would complete this offering. After such considerations, our board of directors determined the fair value of our common stock to be $20.00 per share as of September 25, 2014, which was the midpoint of the estimated offering price range reflected on the cover page of the preliminary prospectus dated September 26, 2014 in connection with our IPO, and granted stock options with an exercise price of $20.00 per share as well as RSUs on such date.

For stock options and RSUs granted subsequent to our IPO, our board of directors determined the fair value based on the closing price of our common stock as reported on the New York Stock Exchange on the date of grant.

Goodwill Impairment

Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment at least annually. We perform our annual impairment assessment on November 30 of each year. We operate under one reporting unit and as a result, evaluate goodwill impairment based on our fair value as a whole.

To determine the number of operating segments and reporting units that are present, we analyzed whether there is any customer, product or geographic information that drives the chief operating decision maker (our chief executive and operating officers) decisions on how to allocate resources and whether any segment management exists. Management has concluded that operating decisions are made at the consolidated company level and there is no segment management in place that reviews results of operations with the chief operating decision maker.

In assessing goodwill for impairment, an entity has the option to assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is more likely than not that the fair value of the reporting unit is greater than its carrying value, then performing the two-step impairment test is unnecessary. An entity can choose not to perform a qualitative assessment for any of its reporting units, and proceed directly to the use of the two-step impairment test.

When assessing goodwill for impairment for the year ended December 31, 2014, we decided to use the two-step quantitative analysis. We determined our enterprise value used a weighted average of (1) an income approach using a discounted cash flow analysis and (2) a market approach using comparable public company metrics to determine the fair value of our one reporting unit, the consolidated company. Based on the results of our most recent annual assessment performed on November 30, 2014, we concluded that the fair value of our reporting unit exceeded its carrying amount and there was no impairment of goodwill.

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course a business. Below is a table that shows the projected outlays as of December 31, 2014:

		Payments due in:
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Capital lease obligation	$187	$107	$80	$—	$—
Operating leases obligations	35,611	5,350	12,230	12,324	5,707

Total	$35,798	$5,457	$12,310	$12,324	$5,707

In October 2013, we extended our capital lease agreement for the purchase of equipment and financing of maintenance and installation costs with an original fair value of $299,000. The lease is payable in 36 monthly payments through September 2016. The total outstanding balance, including interest, financed under capital leases was $324,000 as of December 31, 2013 and $187,000 as of December 31, 2014.

We lease our office facilities under non-cancelable operating leases. As of December 31, 2014, we have leases that expire at various dates through 2020.

Off Balance Sheet Arrangements

We have no material off-balance sheet arrangements at December 31, 2013 and 2014, exclusive of operating leases and indemnifications on officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Recently Accounting Pronouncements in the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

ITEM 7A.	Qualitative and Quantitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We are not currently subject to significant foreign currency exchange risk. However, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Euro and British Pound Sterling. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect our revenue and other operating results as expressed in U.S. dollars.

We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We recognized immaterial amounts of foreign currency gains and losses in each of the three years presented. We have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operation and our risk grows.

Interest Rate Sensitivity

We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as any investments we enter into are primarily highly liquid investments. We have a revolving credit line which we have not utilized as of December 31, 2014. The interest rate associated with the revolving line is the prime lending rate plus 0.5%. A 10% increase or decrease in interest rates would not result in a material change in either our obligations under the line of credit, even at the borrowing limit, or in the returns on our cash in 2014.

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

Emerging Growth Company Status

Section 107 of the Jumpstart Our Small Business Startups Act, or JOBS Act, provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. However, we elected to “opt out” of such extended transition period, and as a result, we comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to not take advantage of the extended transition period for complying with new or revised accounting standards is irrevocable.

ITEM 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

HubSpot, Inc.

Cambridge, Massachusetts

We have audited the accompanying consolidated balance sheets of HubSpot, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 5, 2015

HUBSPOT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$123,721	$12,643
Accounts receivable—net of allowance for doubtful accounts of $218 and $175 at December 31, 2014 and 2013, respectively	14,270	7,220
Deferred commission expense	5,995	3,991
Restricted cash	230	307
Prepaid hosting costs	1,777	2,958
Prepaid expenses and other current assets	3,516	1,566

Total current assets	149,509	28,685
Property and equipment, net	11,381	7,243
Capitalized software development costs, net	4,433	3,479
Restricted cash	—	1,610
Other assets	116	65
Intangible assets, net	89	147
Goodwill	9,330	9,330

Total assets	174,858	50,559

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	2,800	2,547
Accrued compensation costs	7,660	5,079
Other accrued expenses	7,953	7,160
Capital lease obligations	100	96
Deferred rent	110	—
Deferred revenue	40,805	24,662

Total current liabilities	59,428	39,544
Capital lease obligations, net of current portion	78	203
Deferred rent, net of current portion	4,153	2,523
Deferred revenue, net of current portion	500	244

Total liabilities	64,159	42,514

Commitments and contingencies (Note 8)
Redeemable convertible preferred stock:
Redeemable convertible preferred stock, $0.001 par value—authorized 25,000 and 58,589 shares at December 31, 2014 and 2013: Designated, issued, and outstanding, 0 and 58,589 shares at December 31, 2014 and 2013, respectively (liquidation and redemption value of $0 at December 31, 2014 and $97,407 at December 31, 2013)	—	101,293

Stockholders’ equity (deficit):
Common stock, $0.001 par value—authorized, 500,000 and 100,000 shares; issued and outstanding, 31,431 and 5,301 at December 31, 2014 and 2013, respectively	32	5
Additional paid-in capital	265,113	12,898
Accumulated other comprehensive loss	(145)	(79)
Accumulated deficit	(154,301)	(106,072)

Total stockholders’ equity (deficit)	110,699	(93,248)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$174,858	$50,559

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal year ended December 31,
	2014	2013	2012
Revenues:
Subscription	$106,319	$70,819	$45,870
Professional services and other	9,557	6,815	5,734

Total revenue	115,876	77,634	51,604

Cost of Revenues:
Subscription	25,655	20,280	10,834
Services	11,425	8,759	6,004

Total cost of revenues	37,080	29,039	16,838

Gross profit	78,796	48,595	34,766

Operating expenses:
Research and development	25,638	15,018	10,585
Sales and marketing	78,809	53,158	34,949
General and administrative	22,958	14,669	7,972

Total operating expenses	127,405	82,845	53,506

Loss from operations	(48,609)	(34,250)	(18,740)

Total other income (expense):
Interest income	46	34	26
Interest expense	(322)	(20)	(63)
Other	564	(38)	(1)

Total other income (expense)	288	(24)	(38)

Income before benefit for income taxes	(48,321)	(34,274)	(18,778)
Income tax benefit	92	—	—

Net loss	(48,229)	(34,274)	(18,778)
Preferred stock accretion	331	54	81

Net loss attributable to common stockholders	(48,560)	(34,328)	(18,859)

Net loss per common share, basic and diluted	$(4.20)	$(6.71)	$(4.01)
Weighted average common shares used in computing basic and diluted net loss per common share:	11,562	5,113	4,699

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Fiscal year ended December 31,
	2014	2013	2012
Net loss	$(48,229)	$(34,274)	$(18,778)
Other comprehensive loss:
Foreign currency translation adjustment	(66)	(69)	(10)

Comprehensive loss	$(48,295)	$(34,343)	$(18,788)

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except per share amounts)

	Redeemable Convertible Preferred Stock		Common Stock, $0.001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Equity (Deficit)	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2012	52,322	$66,062	4,421	5	5,313	—	(53,020)	(47,702)
Exercise of common stock options			494		697			697
Stock-based compensation					2,102			2,102
Vesting of restricted common stock			89		513			513
Issuance of common stock warrants					50			50
Issuance of Series E redeemable convertible preferred stock — net of issuance costs of $103	6,267	35,096
Accretion of redeemable convertible preferred stock to redemption		81			(81)			(81)
Cumulative translation adjustment						(10)		(10)
Net loss							(18,778)	(18,778)

Balances at December 31, 2012	58,589	101,239	5,004	5	8,594	(10)	(71,798)	(63,209)
Exercise of common stock options			230		621			621
Stock based compensation					3,353			3,353
Restricted shares vesting			67	—	384			384
Cumulative translation adjustment						(69)		(69)
Accretion of redeemable convertible preferred stock to redemption		54			(54)			(54)
Net loss							(34,274)	(34,274)

Balances at December 31, 2013	58,589	$101,293	5,301	$5	$12,898	$(79)	$(106,072)	$(93,248)
Exercise of common stock options			850	1	3,793			3,794
Stock-based compensation					16,593			16,593
Accretion of redeemable convertible preferred stock		331			(331)			(331)
Conversion of preferred stock to common stock	(58,589)	(101,624)	19,530	20	101,604			101,624
Issuance of common stock in relation to Initial Public Offering, net of offering costs incurred of $3,126			5,750	6	130,556			130,562
Cumulative translation adjustment						(66)		(66)
Net loss							(48,229)	(48,229)

Balances at December 31, 2014	—	$—	31,431	$32	$265,113	$(145)	$(154,301)	$110,699

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Operating Activities:
Net loss	$(48,229)	$(34,274)	$(18,778)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	5,714	4,472	2,736
Stock-based compensation	16,358	3,464	2,515
Provision for income taxes	(133)	—	—
Noncash interest expense	—	—	50
Provision for doubtful accounts	632	523	384
Noncash rent expense	286	908	—
Unrealized currency translation	(213)	—	—
Changes in assets and liabilities
Accounts receivable	(7,890)	(2,478)	(3,077)
Prepaid expenses and other assets	(713)	(3,351)	(448)
Deferred commission expense	(2,004)	(1,155)	(10)
Accounts payable	286	(1,158)	1,190
Accrued expenses	4,734	4,259	2,118
Restricted cash	157	(67)	—
Deferred rent	1,467	258	(325)
Deferred revenue	17,084	8,791	7,838

Net cash and cash equivalents used in operating activities	(12,464)	(19,808)	(5,807)

Investing Activities:
Purchases of property and equipment	(7,266)	(4,358)	(322)
Capitalization of software development costs	(4,634)	(3,432)	(2,261)
Acquired of intangible assets	(80)	(190)	—
Restricted cash	1,500	(1,190)	190

Net cash and cash equivalents used in investing activities	(10,480)	(9,170)	(2,393)

Financing Activities:
IPO proceeds, net of offering costs paid of $2,924	130,764	—	—
Net proceeds from issuance of redeemable convertible	—	—	35,096
Proceeds from exercise of options	3,794	621	697
Proceeds from draw-down on line of credit	18,000	—	(375)
Payments on line of credit	(18,000)	—	—
Repayment of capital lease obligations	(121)	(107)	(83)

Net cash and cash equivalents provided by financing activities	134,437	514	35,335

Effect on exchange rate changes:	(415)	10	(10)

Net increase (decrease) in cash and cash equivalents	111,078	(28,454)	27,125
Cash, beginning of year	12,643	41,097	13,972

Cash and cash equivalents, end of year	$123,721	$12,643	$41,097

Supplemental cash flow disclosure:
Cash paid for interest	$199	$3	$13
Non-cash investing and financing activities:
Property and equipment acquired under capital lease	$—	$299	$—
Capital expenditures incurred but not yet paid	$111	$1,499	$206
IPO costs incured but not yet paid	$202	$—	$—
Accretion of preferred stock	$331	$54	$81
Conversion of preferred stock to common stock	$101,624	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On September 25, 2014, the Company’s Board of Directors and stockholders approved a 1-for-3 reverse stock split of the Company’s common stock. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the Stock Split. See Note 10 for additional information about the Stock Split.

On October 15, 2014, the Company closed its initial public offering (“IPO”) whereby 5,750,000 shares of common stock were sold to the public, including the underwriters’ overallotment option of 750,000 shares of common stock, at a price of $25.00 per share. The Company received aggregate proceeds of approximately $133.7 million from the IPO, net of underwriters’ discounts and commissions, but before deduction of offering expenses of approximately $3.1 million. Upon the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock automatically converted into 19,529,713 shares of common stock.

All restricted stock units, or RSUs, granted to employees prior to the IPO vest upon the satisfaction of both a service condition and a performance condition. The service condition for a majority of the RSUs is satisfied over a period of four years. The performance condition will be satisfied on the date that is six months following the Company’s IPO. No stock-based compensation expense was recognized for RSUs prior to the IPO because an IPO is not considered probable until it occurs. Upon completion of the Company’s IPO the Company began recording stock-based compensation expense based on the grant-date fair value of the RSUs using the accelerated attribution method for RSUs granted prior to its IPO and using the straight-line method for RSUs granted following its IPO, net of estimated forfeitures. The stock compensation expense associated with RSUs where the service condition had been met prior to the IPO was also recognized on the date of the IPO, using the accelerated attribution method.

2. Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements have been prepared in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions have been eliminated in consolidation.

Use of Estimates—The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Operating Segments—The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision makers (“CODMs”), which are the Company’s chief executive officer and chief operating officer, in deciding how to allocate resources and assess performance. The Company’s CODMs evaluate the Company’s financial information and resources and assess the performance of these resources on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.

Historical Loss Per Share—Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, common stock warrant, nonvested shares of restricted stock, RSUs and redeemable convertible preferred stock are considered to be common stock equivalents. The Company applied the two-class method to calculate its basic and diluted net loss per share of common stock, as its convertible preferred stock and common stock are participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. However, the two-class method does not impact the net loss per share of common stock as the Company was in a loss position for each of the periods presented and preferred stockholders do not participate in losses.

A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share amounts)
Numerator:
Net loss attributable to common stockholders	$(48,560)	$(34,328)	$(18,859)

Denominator:
Weighted-average common shares outstanding—basic	11,562	5,113	4,699
Dilutive effect of share equivalents resulting from stock options, RSUs, nonvested restricted stock, common stock warrant and redeemable convertible preferred shares (as converted)	—	—	—

Weighted-average common shares outstanding-diluted	11,562	5,113	4,699

Net loss per common share, basic and diluted	$(4.20)	$(6.71)	$(4.01)

For the years ended December 2014, 2013 and 2012, the Company incurred net losses and, therefore, the effect of the Company’s outstanding stock options, common stock warrant, redeemable convertible preferred stock, RSUs and nonvested shares of restricted stock was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following table contains share totals with a potentially dilutive impact (in thousands):

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Options to purchase common shares	4,588	4,695	4,180
Common stock warrant	13	13	13
Common stock subject to repurchase	—	—	67
Convertible preferred shares (as converted)	—	19,530	19,530
RSUs	1,376	858	—

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly-liquid investments with remaining maturities of three months or less at the date of purchase, consisting of money-market funds.

Restricted Cash—The Company had restricted cash of $230 thousand at December 31, 2014 related to a leased facility. The Company had restricted cash of $1.9 million at December 31, 2013 which included $1.8 million for letters of credit for the Company’s leased facilities and $157 thousand in collateral for the Company’s corporate credit card borrowings. During the year ended December 31, 2014 the Company released from restrictions $1.7 million of cash, which includes the $157 thousand in collateral related to the Company’s corporate credit card borrowings and $1.5 million related to its leased facilities.

Accounts Receivable and Allowance for Doubtful Accounts—Accounts receivable are carried at the original invoiced amount less an allowance for doubtful accounts based on the probability of future collection. When management becomes aware of circumstances that may decrease the likelihood of collection, it records a specific allowance against amounts due, which reduces the receivable to the amount that management reasonably believes will be collected. For all other customers, management determines the adequacy of the allowance based on historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with specific accounts. To date, losses resulting from uncollected receivables have not exceeded management’s expectations.

The following is a rollforward of the Company’s allowance for doubtful accounts (in thousands):

	Balance Beginning of Period	Charged to Costs or Expenses	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2014	$175	$632	$(589)	$218
Year ended December 31, 2013	$122	$523	$(470)	$175
Year ended December 31, 2012	$61	$384	$(323)	$122

(1)	Deductions include actual accounts written-off, net of recoveries.

Property and Equipment—Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to leasehold improvements. Depreciation is recorded over the following estimated useful lives:

Estimated Useful Life
Computer equipment and purchased software	3 years
Office equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of lease term or useful life

Impairment of Long-Lived Assets—Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable or that the useful lives of those assets are no longer appropriate. Management considers the following potential indicators of impairment of its long-lived assets (asset group): a substantial decrease in the Company’s stock price, a significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used, a significant adverse change in legal factors or in the business climate that could affect the value of the long-lived asset (asset group), an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group), and a current expectation that, more likely than not, a long lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there may be an impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. For the years presented, the Company did not recognize an impairment charge.

Goodwill—Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company has no other intangible assets with indefinite useful lives. Goodwill is not subject to amortization, but is monitored annually for impairment or more frequently if there are indicators of impairment. Management considers the following potential indicators of impairment: significant underperformance relative to historical or projected future operating results, significant changes in the Company’s use of acquired assets or the strategy of the Company’s overall business, significant negative industry or economic trends and a significant decline in the Company’s stock price for a sustained period. The Company performs its annual impairment test on November 30. Currently, the Company’s goodwill is evaluated at the entity level as it is determined there is only one reporting unit. The Company performs a two step impairment test. In the first step, the fair value of each reporting unit is compared to its carrying amount. If the fair value exceeds the carrying value of the net assets assigned, goodwill is not considered impaired and the second step is not required. If the carrying value exceeds the fair value, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of the goodwill exceeds the fair value, then an impairment charge is recorded. On November 30, 2014, the estimated fair value of the Company’s single reporting unit exceeded its carrying amount. Because the fair value of the Company’s single reporting unit was in excess of its carrying value and there were no indicators that the Company’s goodwill had become impaired since that date, there was no impairment as of November 30, 2014 through December 31, 2014.

For the years ended December 31, 2014, 2013 and 2012, the Company did not recognize an impairment charge.

Advertising Expense—The Company expenses advertising as incurred, which is included in sales and marketing expense in the accompanying consolidated statements of operations. The Company incurred $3.3 million of advertising expense in 2014, $3.5 million in 2013, and $3.0 million in 2012.

Revenue Recognition—The Company primarily generates revenue from multi-element arrangements, which typically include subscriptions to its online software solution and professional services which includes on-boarding and training services. The Company’s customers do not have the right to take possession of the online software solution. The Company recognizes revenue when all of the following have occurred:

•	persuasive evidence of an arrangement with the customer exists;

•	service has been or is being provided;

•	the fees are fixed or determinable; and

•	collectability of the fees is reasonably assured.

The Company’s arrangements do not contain general rights of return.

In order to treat elements in a multiple-element arrangement as separate units of accounting, the delivered elements must have standalone value and delivery of the undelivered element is probable and within control of the Company.

The Company has determined that subscriptions for its online software solution have standalone value because, once a customer launches its initial site, the online software solution is fully functional and does not require any additional development, modification, or customization.

Professional services consists primarily of on-boarding and web-based and in-person training, are not required to use the online software solution, and are determined to have stand-alone value from the related subscription services because they are sold separately by the Company and third parties.

When multiple element arrangements are separated into different units of accounting, the arrangement consideration is allocated to the identified separate units based on a relative selling price hierarchy. The estimated fair value of each element is determined based upon the following hierarchy: (1) vendor specific objective evidence (“VSOE”) of fair value, (2) third party evidence of selling price (“TPE”), or (3) the Company’s best estimate of selling price (“BESP”). The Company is not able to establish VSOE of fair value for undelivered elements, which in most instances is subscription and training and professional services, based on its pricing practices, and there is not a reliable measure of TPE of selling price. As such, arrangement consideration is allocated amongst multiple deliverable arrangements using BESP. The Company establishes BESP for each deliverable primarily considering the median of actual sales prices of each type of subscription and other professional services sold. The Company considers each type of subscription and service as well as pricing and geographic information when establishing BESP. Arrangement consideration is allocated such that the revenue recognized does not exceed the fee subject to refund.

Revenue from subscriptions is recognized ratably over the subscription period beginning on the date the Company’s subscription is made available to customers. Substantially all subscription contracts are one year or less. The Company recognizes revenue from on-boarding and training services as the services are provided.

The Company pays its marketing agency partners a commission of the subscription sales price for sales to customers. The classification of the commission paid on the Company’s consolidated statements of operations depends on who is purchasing its subscription. In instances where the customer is purchasing the subscription, the Company is the primary obligor and records the commission paid to the agency partner as sales and marketing expense. When the agency partner purchases the subscription directly from the Company, the Company nets the consideration paid to the partner against the associated revenue it recognizes, as in these instances the Company’s customer is the partner and the Company’s remaining obligations are to the partner. The Company does not believe that it receives a tangible benefit from the payment back to the partner.

Sales taxes collected from customers and remitted to government authorities are excluded from revenue.

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as long-term deferred revenue.

Concentrations of Credit Risk and Significant Customers—Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, restricted cash and accounts receivable.

A significant portion of the Company’s cash is held at one financial institution that management believes to be of high credit quality. Although the Company deposits it cash with multiple financial institutions, its deposits exceed federally insured limits.

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other hedging arrangements.

The Company generally does not require collateral from its customers and generally requires payment 30 days from the invoice date. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of accounts receivable. Credit risk arising from accounts receivable is mitigated as a result of transacting with a large number of geographically dispersed customers spread across various industries.

At December 31, 2014 and 2013 there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue in any of the periods presented.

Foreign Currency—The functional currency of the Company’s foreign subsidiaries is the local currency. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates; with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income (loss). Income and expense accounts are translated at the weighted-average exchange rates during the period. Equity transactions are translated at historical exchange rates. Foreign currency transaction gains and losses are recorded in other income (expense).

Research and Development—Research and development expenses include payroll, employee benefits and other expenses associated with product development.

Capitalized Software Development Costs—Certain payroll and stock compensation costs incurred to develop functionality for the Company’s software platform, as well as certain upgrades and enhancements that are expected to result in increased functionality are capitalized. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, certain internal costs are capitalized until the software is substantially complete and ready for its intended use. Capitalized software development costs are amortized on a straight-line basis over their estimated useful life of two years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Capitalized software development costs consisted of the following:

	December 31,
	2014	2013
	(in thousands)
Gross capitalized software development costs	$14,219	$9,351
Accumulated amortization	(9,786)	(5,872)

Capitalized software development costs, net	$4,433	$3,479

The Company capitalized software development costs of $4.9 million in 2014, $3.7 million in 2013, and $2.4 million in 2012. Stock-based compensation costs included in capitalized software were $235 thousand in 2014, $273 thousand in 2013, and $100 thousand in 2012.

Amortization of capitalized software development costs was $3.9 million in 2014, $2.6 million in 2013, and $1.5 million in 2012. Amortization expense is included in cost of revenue in the consolidated statements of operations.

Income Taxes—Deferred tax assets and liabilities are recognized for the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities using tax rates expected to be in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense.

Stock-Based Compensation—The Company accounts for all stock options and awards granted to employees and nonemployees using a fair value method. Stock-based compensation is recognized as an expense and is measured at the fair value of the award. The measurement date for employee awards is generally the date of the grant. The measurement date for nonemployee awards is generally the date the options vest. Stock-based compensation costs are recognized as expense over the requisite service period, which is generally the vesting period for awards, on a straight-line basis for awards with only a service condition, and using the graded-method for awards with both a performance and service that were granted prior to our IPO, and on a straight-line basis for the awards that were granted following our IPO.

Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board issued updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company on January 1, 2017 and may be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the potential impact of adopting this new accounting guidance.

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

3. Fair Value of Financial Instruments

The Company measures certain financial assets at fair value. Fair value is determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as determined by either the principal market or the most advantageous market. Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy, as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value. Such instruments are classified as Level 1 and are included in cash and cash equivalents.

For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

The fair value of these financial assets was determined using the following inputs for the year end December 31, 2014. The Company did not have any cash equivalents at December 31, 2013.

	December 31, 2014
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$100,000	$—	$—

Total	$100,000	$—	$—

4. Property and Equipment

Property and equipment as of December 31, 2014 and 2013 consists of the following:

	December 31,
	2014	2013
	(in thousands)
Computer equipment and purchased software	$904	$1,504
Furniture and fixtures	3,010	2,106
Office equipment	1,118	990
Leasehold improvements	10,153	5,845
Capital leases and equipment under capital lease	562	562

	15,747	11,007
Less accumulated depreciation and amortization	(4,366)	(3,764)

Total	$11,381	$7,243

Depreciation expense was $1.7 million in 2014, $1.5 million in 2013, and $988 thousand in 2012.

Accumulated depreciation for equipment under capital lease was $339 thousand as of December 31, 2014, $272 thousand as of December 31, 2013, and $153 thousand as of December 31, 2012

5. Intangible Assets

Intangible assets as of December 31, 2014 and 2013 consist of the following:

	Average Remaining Useful Life	December 31,
		2014	2013
		(in thousands)
Acquired technology	14 Months	$745	$745
Acquired intellectual property	27 Months	80	—
Accumulated amortization		(736)	(598)

Total		$89	$147

The estimated useful life of acquired technology and intellectual property is three years. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Amortization expense related to intangible assets was $138 thousand in 2014, $359 thousand in 2013, and $224 thousand in 2012. Amortization expense of acquired technology is included in cost of subscription revenue in the consolidated statements of operations. Amortization expense of acquired intellectual property is included in sales and marketing expense in the consolidated statements of operations. Estimated future amortization expense for intangible assets as of December 31, 2014 is as follows:

Years ended December 31,	Amortization Expense
(in thousands)
2015	$52
2016	31
2017	6

Total	$89

6. Debt

Equipment Line—In June 2010, the Company executed a loan and security agreement (the “Loan Agreement”) establishing a $500,000 equipment line of credit (the “Equipment Line”) with a bank for eligible equipment purchases through June 28, 2011. Borrowings under the Line were due in 24 equal monthly payments of principal, plus accrued interest, at an annual rate of 3.25% beginning July 1, 2011 through June 1, 2013. Borrowings were collateralized by the equipment, software and other property financed by the Loan Agreement. The Company was required to maintain certain non-financial covenants. The Equipment Line expired on June 1, 2013 and was not renewed.

Growth Capital and Revolving Line—In April 2012, the Company amended and restated the Loan Agreement. The Company could borrow up to $5.0 million on a growth capital line of credit (“Growth Capital Line”) through April 2013, at the bank’s prime rate plus one percent. The Growth Capital Line was repayable beginning May 2013 in monthly installments of principal and interest through October 2015. The Company could borrow up to $5.0 million on a revolving line of credit (“Revolving Line”) at the bank’s prime rate, which was payable in full in October 2013. Both lines were established to provide financing for general corporate purposes. The Company was required to maintain a minimum cash account balance of $1.0 million and all of the Company’s assets, excluding intellectual property, was pledged as collateral.

As part of the amended and restated Loan Agreement, the Company issued the bank a fully exercisable warrant to purchase 13,158 shares of common stock at an exercise price of $5.70 per share with an expiration date of April 2022. The fair value of the warrant of $50 thousand was recorded as interest expense in 2012 as it was issued fully vested. The fair value of the warrant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.25%
Expected term (in years)	10
Volatility	55%
Expected dividends	—%

In May 2013, the Company executed the first amendment to the amended and restated Loan Agreement. The Growth Capital Line was extended through May 2014 and was repayable beginning June 2014 in monthly installments of principal and interest through November 2016. The Revolving Line was extended through May 2014.

In September 2013, the Company executed the second amendment to the amended and restated Loan Agreement, increasing the Revolving Line to $20.0 million and extending the maturity date to December 31, 2014. A 0.25% annual unused facility fee is applicable to the Revolving Line.

In March 2014, the Company executed the third amendment to the amended and restated Loan Agreement. The Growth Capital Line was extended with borrowings available through December 2014 and repayable over 30 months through June 2017. Additionally, the Revolving Line was increased to $30.0 million and is payable in full in March 2016.

In September 2014, the Company amended its Loan Agreement to combine its $5.0 million Growth Capital Line and $30.0 million Revolving Line into a single $35.0 million Revolving Line. The interest rate on the new Revolving Line is the bank’s prime rate plus 0.5% and is due in full in March 2016. During 2014 the Company drew down $18 million under the Revolving line. In October 2014, in connection with the Company’s IPO, the Company paid off the $18.0 million outstanding balance under the Revolving Line and there is no outstanding balance under the Revolving Line at December 31, 2014.

7. Geographic Data

As more fully described in the Company’s Summary of Significant Accounting Policies, the Company operates in one operating segment. Revenue and long-lived assets by geographic region, based on physical location of the operations recording the sale or the assets are as follows:

Revenues by geographical region (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$103,356	$74,437	$51,604
Ireland	12,270	3,197	—
Australia	250	—	—

Total	$115,876	$77,634	$51,604

Percentage of revenues generated outside of the United States	11%	4%	—

Total long lived assets by geographical region (in thousands):

	As of December 31, 2014	As of December 31 2013
United States	$10,711	$6,775
Ireland	670	468
Australia	—	—

Total Long Lived Assets	$11,381	$7,243

Percentage of long lived assets held outside of the United States	6%	6%

8. Commitments and Contingencies

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through November 2020. Rent expense for non-cancellable operating leases with free rental periods or scheduled rent increases is recognized on a straight-line basis over the terms of the leases. Improvement reimbursements from landlords of $3.3 million are being amortized on a straight-line basis into rent expense over the terms of the leases. The difference between required lease payments and rent expense has been recorded as deferred rent.

Rent expense was $4.9 million in 2014, $3.1 million in 2013, and $1.3 million in 2012. Deferred rent was $4.3 million as of December 31, 2014 and $2.5 million as of December 31, 2013.

In August 2011, the Company sublet a portion of its office space to an unrelated third party and entered into a sublease that expired in January 2014. Sublease income was $11 thousand in 2014, $135 thousand in 2013, and $130 thousand in 2012.

In October 2013, the Company extended a lease agreement for the purchase of equipment with a fair value of $299 thousand. The lease is payable in 36 monthly payments through September 2016. The total outstanding balance financed under capital leases was $178 thousand as of December 31, 2014, $299 thousand as of December 31, 2013. Amortization of assets recorded under capital leases is included in depreciation expense.

Future minimum payments under all operating and capital lease agreements as of December 31, 2014, are as follows:

	Operating	Capital
	(in thousands)
2015	$5,350	107
2016	5,893	80
2017	6,337	—
2018	6,099	—
2019	6,225	—
Thereafter	5,707	—

Total	$35,611	187

Less: Portion representing interest		9

Capital Lease Obligation		$178

On November 13, 2013, a putative class action complaint was filed in the Middlesex County Superior Court in the Commonwealth of Massachusetts, entitled Albert McCormack v. HubSpot, Inc. The complaint alleged that the Company maintained a policy of not paying overtime to its business development representatives for all hours worked in excess of 40 hours per week. The complaint sought unpaid wages, multiple damages, injunctive relief, attorneys’ fees and costs. The Company settled this matter for an immaterial amount and the complaint was dismissed on November 3, 2014.

In addition, from time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on its business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

9. Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ equity (deficit), for the years ended December 31, 2014 and 2013:

Foreign Currency Items (in thousands)
Beginning balance at January 1, 2013	$(10)
Other comprehensive income before reclassifications	(69)
Amounts reclassified from accumulated other comprehensive income	—

Ending balance at December 31, 2013	$(79)

Other comprehensive income before reclassifications	(66)
Amounts reclassified from accumulated other comprehensive income	—

Ending balance at December 31, 2014	$(145)

10. Reverse Stock Split

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

11. Redeemable Convertible Preferred Stock

Upon the closing of the IPO on October 15, 2014, all outstanding convertible preferred stock was converted into 19,529,713 shares of common stock on a one-to-three basis. No convertible preferred stock was outstanding as of December 31, 2014.

Prior to the IPO, the Company had authorized and issued Series A redeemable convertible preferred stock (“Series A”), Series B redeemable convertible preferred stock (“Series B”), Series C redeemable convertible preferred stock (“Series C”), Series D redeemable convertible preferred stock (“Series D”), Series D-1, and Series E redeemable convertible preferred stock (“Series E”) (collectively, “Preferred Stock”); which was classified as temporary equity.

The rights and privileges of Series A, Series B, Series C, Series D, Series D-1 and Series E (collectively, the “Preferred Stock”) were as follows:

Voting Rights—The holders of the Preferred Stock were entitled to vote on all matters and had the number of votes equal to the number of shares of common stock into which the Preferred Stock were then convertible.

Dividends—The holder of shares of Preferred Stock were entitled to receive dividends, when and if declared by the Company’s Board of Directors, out of any assets at the time legally available therefore, in preference to common stockholders. No dividends on convertible preferred stock were declared or paid by the Company through the date of the IPO.

Conversion—Prior to the IPO, each share of Preferred Stock was convertible at any time, at the option of the holder into shares of common stock, subject to the applicable conversion rate as determined by dividing the original issue price by the conversion price, with the exception of Series D-1. The issuance price was approximately $0.41 for Series A, $0.84 for Series B, $1.27 for Series C, $2.82 for Series D and $5.62 for Series E. The initial conversion prices were the same as the issuance prices and were adjusted to give effect to the Stock Split. Each share of Series D-1 could be converted as determined by dividing the Series D issuance price by the Series D conversion price (as adjusted for certain dilutive events).

Each share of Preferred Stock automatically converted into shares of common stock at the then-effective conversion rate on the date of the Company’s IPO.

Liquidation Preference—Prior to the IPO, the holders of the Preferred Stock had preferences over the holders of the Company’s common stock in the event of any voluntary or involuntary liquidation, dissolution, or winding-up of the Company, including a merger or consolidation. The amount that would have been paid per share was equal to the greater of approximately $0.41 for Series A, $0.84 for Series B, $1.27 for Series C, $2.82 for Series D, $1.77 for Series D-1 and $5.62 for Series E (as adjusted for certain dilutive events) plus any declared and unpaid dividends or such amount per share as would have been payable had all shares of the Preferred Stock been converted to common stock immediately prior to the liquidation event. Thereafter, any remaining assets available for distribution would have been distributed among the common stockholders.

Redemption—Prior to the IPO, upon written notice of 65% of the holders of Preferred Stock, the Preferred Stock was redeemable in three annual installments commencing 30 days after receipt by the Company at any time on or after March 3, 2020 for all series, except Series E. Series E was redeemable in one installment commencing 30 days after receipt by the Company at any time on or after March 3, 2020. The redemption price per share was approximately $0.41 for Series A, $0.84 for Series B, $1.27 for Series C, $2.82 for Series D, $1.77 for Series D-1 and $5.62 for Series E, plus any declared and unpaid dividends.

The Company was accreting Series A, Series B, Series C, Series D and Series E to their redemption value over the period from the date of issuance to March 3, 2020, such that the carrying amounts of the securities would equal the redemption amounts at the earliest redemption date. Upon the closing of the Company’s IPO all outstanding shares of preferred stock were accreted to their redemption value.

The following table contains the value of each class of Preferred Stock as of December 31, 2013, as well as the liquidation and redemption value at December 31, 2013:

December 31, 2013
(in thousands)
Series A designated, issued, and outstanding, 13,687 shares at December 31, 2013 (liquidation and redemption value of $5,625 at December 31, 2013)	$5,528
Series B designated, issued, and outstanding, 14,313 shares at December 31, 2013 (liquidation and redemption value of $12,000 at December 31, 2013)	11,979
Series C designated, issued, and outstanding, 12,950 shares at December 31, 2013 (liquidation and redemption value of $16,458 at December 31, 2013)	16,419
Series D designated, issued, and outstanding, 7,634 shares at December 31, 2013 (liquidation and redemption value of $21,500 at December 31, 2013)	22,388
Series D-1 designated, issued, and outstanding, 3,737 shares at December 31, 2013 (liquidation and redemption value of $6,625 at December 31, 2013)	9,866
Series E designated, issued, and outstanding, 6,267 shares at December 31, 2013 (liquidation and redemption value of $35,199 at December 31, 2013)	35,113

Total	$101,293

12. Stockholders’ Equity (Deficit) and Stock-Based Compensation

Common Stock Reserved—As of December 31, 2013 and 2014, the Company has authorized 100 million shares and 500 million shares of common stock, respectively. The number of shares of common stock reserved for the potential conversion of preferred stock, vesting of RSUs and exercise of a warrant and common stock options are as follows (in thousands):

	December 31, 2014	December 31, 2013
Conversion of Series A	—	4,562
Conversion of Series B	—	4,771
Conversion of Series C	—	4,317
Conversion of Series D	—	2,545
Conversion of Series D-1	—	1,246
Conversion of Series E	—	2,089
Common stock warrant	13	13
Restricted stock units	1,376	858
Common stock options	4,588	4,695

	5,977	25,096

Equity Incentive Plan—The Company’s 2007 Equity Incentive Plan (the “2007 Plan”) was terminated in connection with the IPO, and accordingly, no shares are available for issuance under the 2007 Plan. The 2007 Plan will continue to govern outstanding awards granted thereunder, The 2007 Plan provided for the grant of qualified incentive stock options and nonqualified stock options or other awards such as RSUs to the Company’s employees, officers, directors and outside consultants. As of December 31, 2014, 4.4 million options to purchase common stock and 1.3 million RSUs remained outstanding under the 2007 Plan.

On September 25, 2014, the Company’s board of directors adopted and the Company’s stockholders approved the 2014 Stock Option and Incentive Plan (the “2014 Plan”). The 2014 Plan became effective upon the closing of the Company’s IPO. The Company initially reserved 1,973,551 shares of its common stock, or the Initial Limit, for the issuance of awards under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each January 1, beginning on January 1, 2015, by 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of December 31, 2014, 140 thousand options to purchase common stock and 35 thousand RSUs remained outstanding under the 2014 Plan.

Equity Compensation Expense—The Company’s equity compensation expense is comprised of awards of options to purchase common stock, restricted stock awards (RSAs) and RSUs.

The following two tables show stock compensation expense by award type and where the stock compensation expense is recorded in the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2014	2013	2012
Options	$5,128	$3,080	$2,002
Vesting of RSAs	—	384	513
RSUs	11,230	—	—

Total stock-based compensation	$16,358	$3,464	$2,515

	2014	2013	2012
Cost of revenue, subscription	$128	$50	$27
Cost of revenue, service	498	211	100
Research and development	6,190	691	739
Sales and marketing	5,596	1,194	691
General and administrative	3,946	1,318	958

Total stock-based compensation	$16,358	$3,464	$2,515

Excluded from stock-based compensation expense is $235 thousand of capitalized software development costs in 2014, $273 thousand in 2013, and $100 thousand in 2012.

Stock Options—The fair value of employee options is estimated on the date of each grant using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.79% - 2.67%	0.82% - 1.86%	0.56% - 1.23%
Expected term (in years)	5.0 - 6.5	4.6 - 6.5	3.5 - 6.5
Volatility	44.8% - 50.9%	46.8% - 54.7%	48% - 51%
Expected dividends	—	—	—

The weighted-average grant-date fair value of options granted was $9.72 per share in 2014, $6.84 per share in 2013, and $3.09 per share in 2012.

The interest rate was based on the U.S. Treasury bond rate at the date of grant with a maturity approximately equal to the expected term. The expected term of options granted to employees was calculated using the simplified method, which represents the average of the contractual term of the option and the weighted-average vesting period of the option. The expected term of options granted to nonemployees is equal to the remaining contractual term as of the measurement date. Expected volatility for the Company’s common stock was based on an average of the historical volatility of a peer group of similar public companies. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results differ from the Company’s estimates, such amounts will be recorded as an adjustment in the period estimates are revised.

Prior to the Company’s IPO, the fair value of the common stock was determined by the Board of Directors at each award grant date based upon a variety of factors, including the results obtained from independent third-party valuations, the Company’s financial position and historical financial performance, the status of technological developments within the Company’s products, the composition and ability of the engineering and management team, an evaluation of benchmark of the Company’s competition, the climate in the marketplace, the illiquid nature of the common stock, arm’s-length sales of the Company’s capital stock (including redeemable convertible preferred stock), the effect of the rights and preferences of the preferred stockholders and the prospects of a liquidity event, among others. After the Company’s IPO, the fair value of the Company’s common stock is the closing price of the stock on the date of grant.

The stock option activity for the year ended December 31, 2014 is as follows:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding—December 31, 2013	4,695	$6.66	8.0	$37,651
Granted	1,067	19.39
Exercised	(850)	4.46
Forfeited/expired	(324)	12.10

Outstanding—December 31, 2014	4,588	9.64	7.6	$110,396

Options vested or expected to vest—December 31, 2014	4,296	$9.14	7.5	$105,418
Options exercisable—December 31, 2014	2,438	$5.90	6.8	$67,557

Total unrecognized compensation cost related to the nonvested options granted under the 2007 Plan and the 2014 Plan was $10.4 million at December 31, 2014. That cost is expected to be recognized over a weighted-average period of 2.8 years as of December 31, 2014.

Common Stock Warrant—In 2012, in conjunction with the revolving and term loan agreement (see Note 6), the Company issued a warrant to purchase 13 thousand shares of common stock at an exercise price of $5.70 per share with an expiration date of April 2022. The warrant is exercisable and outstanding at December 31, 2013 and December 31, 2014.

Restricted Stock Awards—In June 2011, in connection with the Performable acquisition, the Company issued 220 thousand shares of restricted common stock to former Performable employees. These shares were subject to repurchase agreements and if the holder ceased to have a business relationship with the Company, the Company could repurchase any unvested shares of common stock held by these individuals at prices that ranged from $0.00143 to $0.855 per share. These shares were issued for no consideration and therefore the fair value of these shares of $1.2 million was recorded as compensation expense over the vesting period. As of December 31, 2013 the Company’s right to repurchase the RSAs had fully lapsed.

During 2012, the Company reclassified $2 thousand into stockholder’s deficit representing the amounts no longer subject to repurchase for 90 thousand shares that vested during the year. During 2013, the Company reclassified $2 thousand into stockholder’s deficit representing the amounts no longer subject to repurchase for 67 thousand shares that vested during the year.

The activity for the RSAs for the year ended December 31, 2013, is as follows:

	Restricted Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Outstanding—January 1, 2013	67	$5.70
Lapse in Company buyback right	(67)	$5.70

Outstanding—December 31, 2013	—

Restricted Stock Units—RSUs vest upon achievement of a service condition and a performance condition. As soon as practicable following each vesting date, the Company will issue to the holder of the RSUs the number of shares of common stock equal to the aggregate number of RSUs that have vested. Notwithstanding the foregoing, the Company may, in its sole discretion, in lieu of issuing shares of common stock to the holder of the RSUs, pay the holder an amount in cash equal to the fair market value of such shares of common stock. The service condition is a time-based condition met over a period of four years, with 25% met after one year, and then in equal monthly installments over the succeeding three years. The performance condition is met upon a sale event or six months following the Company’s IPO, which was not considered probable as of December 31, 2013 and therefore no stock-based compensation expense was recorded in the consolidated financial statements as of that date. Upon completion of the Company’s IPO the Company began recording stock-based compensation expense based on the grant-date fair value of the RSUs using the accelerated attribution method for RSUs granted prior to its IPO and using the straight-line method for RSUs granted following its IPO, net of estimated forfeitures. The stock compensation expense associated with RSUs where the service condition had been met prior to the IPO was also recognized on the date of the IPO, using the accelerated attribution method. The total stock-based compensation expense expected to be recorded over the remaining life of outstanding RSUs is approximately $10.5 million at December 31, 2014. That cost is expected to be recognized over a weighted-average period of 3.3 years as of December 31, 2014. As of December 31, 2014 there are 905 thousand RSUs expected to vest with an aggregate intrinsic value of $30.4 million.

The following table summarizes the activity related to RSUs for the year ended December 31, 2014:

	RSUs Outstanding
	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Unvested and outstanding at December 31, 2013	858	$13.29
Granted	784	$20.55
Vested	—	$—
Canceled	(266)	$13.42

Unvested and outstanding at December 31, 2014	1,376	$17.40

13. Employee Stock Purchase Plan

On September 25, 2014, the Company’s board of directors adopted and the Company’s stockholders approved the 2014 Employee Share Purchase Plan (the “2014 ESPP”). The 2014 ESPP became effective upon the closing of the Company’s IPO. The 2014 ESPP authorizes the issuance of up to a total of 394,710 shares of common stock to participating employees, and allows eligible employees to purchase shares of common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals. The offering periods generally start on the first trading day on or after January 1st and July 1st of each year.

14. Income Taxes

Loss before provision for income taxes was as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
United States	$(49,634)	$(34,393)	$(18,358)
Foreign	1,313	119	(420)

Total	$(48,321)	$(34,274)	$(18,778)

The following reconciles the differences between income taxes computed at the federal statutory rate of 35% and the provision for income taxes:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Expected income tax benefit at the federal statutory rate	$16,913	$11,997	$6,572
State tax net of federal benefit	1,709	1,197	653
Stock-based compensation	(886)	(830)	(462)
Difference in foreign tax rates	289	27	(95)
Research and development credits	1,331	444	140
Valuation allowance for deferred tax assets	(16,839)	(12,367)	(6,959)
Expired state net operating losses	(1,880)	—	—
Other	(545)	(468)	151

Income tax benefit	$92	$—	$—

In 2014, the Company had a current state and foreign income tax expense of $(20) thousand and $(12) thousand, respectively, and a deferred foreign income tax benefit of $124 thousand.

Deferred Tax Assets and Liabilities—Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$46,615	$35,077	$23,810
Research and investment credits	2,334	986	541
Accruals and reserves	3,423	2,430	2,025
Depreciation	372	172	202
Stock-based compensation	5,409	395	124

Total deferred tax assets	$58,153	$39,060	$26,702

Deferred tax liabilities:
Intangible and prepaid assets	(2,367)	(57)	(123)
Capitalized costs	(441)	(620)	(563)

Total deferred tax liabilities	(2,808)	(677)	(686)

Valuation allowance	(55,221)	(38,383)	(26,016)

Net deferred tax assets	$124	$—	$—

The Company reviews all available evidence to evaluate its recovery of deferred tax assets, including its recent history of accumulated losses in all tax jurisdictions over the most recent three years as well as its ability to generate income in future periods. The Company has provided a valuation allowance against its U.S. net deferred tax assets as it is more likely than not that these assets will not be realized given the nature of the assets and the likelihood of future utilization.

The valuation allowance increased by $16.8 million in 2014, $12.4 million in 2013, and $7.0 million in 2012 due to the increase in the deferred tax assets by approximately the same amounts (primarily due to the increase in the net operating loss carryforwards).

U.S. income taxes on the undistributed earnings of the Company’s two non-U.S. subsidiaries have not been provided for as the Company currently plans to indefinitely reinvest these amounts and has the ability to do so. Cumulative undistributed foreign earnings were not material at December 31, 2014 and December 31, 2013. The Company does not believe it is practicable to estimate with reasonable accuracy the hypothetical amount of the unrecognized deferred tax liability on undistributed foreign earnings given the many factors and assumptions required to estimate the taxable amount after reduction for available foreign tax credits.

The Company had federal and state net operating loss carryforwards of $124.3 million and $79.7 million, respectively at December 31, 2014, which expire at various dates through 2034. The Company has generated net operating loss carryforwards from stock compensation deductions and the amount of federal and state excess tax benefits totaling $1.5 million will be credited to additional paid-in capital when realized.

The Company had federal research and development credit carryforwards of $2.7 million at December 31, 2014 that expire at various dates through 2034. The Company also has state research and investment credit carryforwards of $1.7 million and $320 thousand, respectively that expire at various dates through 2034.

On December 19, 2014 the Tax Increase Prevention Act was signed into law. The Act contains provisions that extended the federal research credit through the end of 2014. The federal research credit provisions had previously expired at the end of 2013. A benefit of $839 thousand for 2014 federal research credit is reflected in the financial statements.

Uncertain Tax Positions—The Company accounts for uncertainty in income taxes using a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination by the tax authority, including resolutions of any related appeals or litigation processes, based on technical merit. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The following summarizes activity related to unrecognized tax benefits:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Unrecognized benefit—beginning of the year	$1,030	$667	$552
Gross increases—current period positions	683	363	115

Unrecognized benefit—end of period	$1,713	$1,030	$667

All of the unrecognized tax benefits decrease deferred tax assets with a corresponding decrease to the valuation allowance. None of the unrecognized tax benefits would affect the Company’s effective tax rate if recognized in the future.

The Company has elected to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. No interest or penalties have been recorded through December 31, 2014.

The Company does not expect any significant change in its unrecognized tax benefits within the next 12 months.

The Company files tax returns in the United States, Ireland, Australia, and various state jurisdictions. All of the Company’s tax years remain open to examination by major taxing jurisdictions to which the Company is subject, as carryforward attributes generated in past years may still be adjusted upon examination by the Internal

Revenue Service or state and foreign tax authorities if they have or will be used in future periods. The Company is routinely examined by various taxing authorities. The Company does not expect that the results of ongoing examinations will have a material effect on its financial condition or results of operations.

15. Employee Benefit Plan

In July 2008, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Fiscal year 2013 was the first year the Company made matching contributions to the 401(k) Plan. Total contributions were $549 thousand in 2014 and $366 thousand in 2013.

16. Quarterly Financial Results (unaudited)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share amounts)
Year ended December 31, 2014
Revenue	$34,157	$30,448	$27,098	$24,174
Cost of revenue	10,522	9,705	8,739	8,114
Gross profit	23,635	20,743	18,359	16,060
Net loss	(19,697)	(10,793)	(8,279)	(9,465)
Net loss attributable to common stockholders	(19,988)	(10,806)	(8,292)	(9,478)
Basic and diluted net loss attributable to common stockholders per share	$(0.69)	$(1.84)	$(1.44)	$(1.73)
Year ended December 31, 2013
Revenue	$22,379	$20,179	$18,336	$16,740
Cost of revenue	7,870	7,382	7,347	6,440
Gross profit	14,509	12,797	10,989	10,300
Net loss	(8,425)	(9,511)	(8,803)	(7,536)
Net loss attributable to common stockholders	(8,438)	(9,524)	(8,816)	(7,549)
Basic and diluted net loss attributable to common stockholders per share	$(1.63)	$(1.85)	$(1.73)	$(1.50)

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Inherent Limitations of Internal Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The following table provides information regarding our executive officers, directors and other key employees as of December 31, 2014:

Name	Age	Position(s)
Executive Officers

Brian Halligan	47	Chief Executive Officer and Chairman

Dharmesh Shah	47	Chief Technology Officer and Director

John Kelleher	49	General Counsel

John Kinzer	46	Chief Financial Officer

Hunter Madeley	48	Senior Vice President, Global Sales

J.D. Sherman	49	President and Chief Operating Officer

Non-Employee Directors

Stacey Bishop (1) (3)	42	Director

Larry Bohn (2)(3)	63	Director

Ron Gill (1)	48	Director

Lorrie Norrington (3)	55	Director

Michael Simon (2)	49	Director

David Skok (1)(2)	59	Director

Other Key Employees

Frank Auger	47	Vice President, Services

Brad Coffey	33	Vice President, Product Strategy and Corporate Development

Alison Elworthy	30	Vice President, Operations

Jim O’Neill	43	Chief Information Officer

Eric Richard	41	Vice President, Engineering

Mike Volpe	39	Chief Marketing Officer

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

Each executive officer serves at the discretion of our board of directors and holds office until his successor is duly elected and qualified or until his earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Executive Officers

Brian Halligan, a founder of our company, has served as our chief executive officer and a member of our board of directors since 2005, and has served as chairman of our board of directors since March 2014. Mr. Halligan is also an author and a senior lecturer at the Massachusetts Institute of Technology, or MIT. Prior to founding HubSpot, Mr. Halligan served as venture partner at Longworth Ventures. From 2000 until 2004, he also worked as the vice president of sales of Groove Networks, which was later acquired by Microsoft. Mr. Halligan serves on the boards of directors of Fleetmatics Group, a global provider of fleet management solutions. We believe that as a founder, and based on Mr. Halligan’s knowledge of our company and our business and his service as our chief executive officer, Mr. Halligan is qualified to serve on our board of directors.

Dharmesh Shah , a founder of our company, has served as our chief technology officer and a member of our board of directors since 2005. Prior to HubSpot, he was founder and chief executive officer of Pyramid Digital Solutions, a software company, which was acquired by SunGard Data Systems in 2005. Mr. Shah is also an author and angel investor. We believe that as a founder, and based on Mr. Shah’s knowledge of our company and our business and his service as our chief technology, Mr. Shah is qualified to serve on our board of directors.

John Kelleher has served as our general counsel since June 2012. Previously, from 2003, Mr. Kelleher served as the senior vice president and general counsel of Endeca Technologies until its acquisition by Oracle in December 2011. Prior to his legal career, Mr. Kelleher was a Lieutenant in the U.S. Navy.

John Kinzer has served as our chief financial officer since November 2013. From 2012 to 2013, prior to joining HubSpot, he served as the chief financial officer of BackOffice Associates. From 2001 to 2012, Mr. Kinzer worked for Blackboard, serving as chief financial officer from 2010 to 2012. He has also worked at MCI and Arthur Andersen.

Hunter Madeley has served as our senior vice president global sales since April 2014. After a sabbatical, Mr. Madeley served as a vice president commercial sales at salesforce.com from September 2010 to March 2014. From 2002 to 2004, Mr. Madeley served in several leadership roles at ADP, including as a vice president sales and a director of sales.

J.D. Sherman has served as our chief operating officer since March 2012 and as our president since March 2014. From 2005 to 2012, Mr. Sherman served as the chief financial officer of Akamai Technologies. From 1990 to 2005, he served in various positions at IBM including as vice president of financial planning and assistant controller of corporate financial strategy and budgets. He currently serves on the board of directors of Cypress Semiconductor.

Non-Employee Directors

Stacey Bishop has served as a member of our board of directors since August 2013. Ms. Bishop is a Managing Director of Scale Venture Partners and has been a venture capital investor for Scale since 1999. Ms. Bishop focuses on investing in SaaS and digital marketing companies and serves on the boards of directors of several private software companies. We believe that Ms. Bishop is qualified to serve as a director based on her experience as a seasoned investor and knowledge of the industry in which we operate.

Larry Bohn has served as a member of our board of directors since July 2007. Mr. Bohn is a Managing Director of General Catalyst Partners, a venture capital firm, which he joined in 2002. Prior to joining General Catalyst, Mr. Bohn served as the president, chief executive officer and chairman of the board of directors of NetGenesis, a leading software and analytic solutions provider. Mr. Bohn has also served as President of PC Docs a developer of document management software for enterprise networks. He currently serves on the board of directors of Demandware and on the board of directors of several private software and technology companies, including BlackDuck, BigCommerce, GoodData and Yottaa. We believe that Mr. Bohn is qualified to serve as a director based on his experience as a seasoned investor and a current and former director of many companies, and his knowledge of the industry in which we operate.

Ron Gill has served as a member of our board of directors since June 2012. Mr. Gill has held multiple positions at NetSuite, Inc. since joining in 2007 and has served as chief financial officer since 2010. Prior to joining NetSuite, Ron was vice president, finance at Hyperion Solutions. Previously, he held a variety of financial positions with several technology companies, including SAP, Dell and Sony. We believe that Mr. Gill is qualified to serve as director based on his broad industry experience and extensive financial leadership experience.

Lorrie Norrington has served as a member of our board of directors since September 2013. Ms. Norrington currently serves as an advisor to Lead Edge Capital, a private equity firm, where she also serves as an operating partner, and as an advisor to several technology businesses. Prior to Lead Edge, Norrington was the President of eBay Marketplaces, eBay, an online marketplace, and served in several roles at eBay from 2005 to 2010. Prior to joining eBay, she was the chief executive officer of Shopping.com from 2005 to 2006 and was an executive vice president at Intuit from 2001 to 2005. Ms. Norrington serves on the board of directors of Autodesk and DIRECTV. We believe that Ms. Norrington is qualified to serve as a director based on her broad industry experience and experience as a current and former director of many companies.

Michael Simon has served as a member of our board of directors since June 2011. Since 2003, Mr. Simon has served as the co-founder, chairman and chief executive officer of LogMeIn. Mr. Simon also serves on the Graduate Studies Advisory Council at the University of Notre Dame. We believe that Mr. Simon is qualified to serve as a director based on his broad industry and leadership experience.

David Skok has served as a member of our board of directors since May 2008. Since 2001, Mr. Skok has served as a General Partner at Matrix Partners. Mr. Skok currently serves on the boards of directors of several private companies.

We believe that Mr. Skok is qualified to serve as a director based on his experience as a seasoned investor and a current and former director of many companies and his knowledge of the industry in which we operate.

Other Key Employees

Frank Auger has served in multiples roles since joining HubSpot in April 2010, including as the director of customer support, director of customer quality, director of customer operations, director of account management and customer operations and in his current role as vice president of services. From 2008 to 2010, he served as the chief executive officer of Metallect.

Brad Coffey joined us in December 2007 as director, operations and has served as our vice president of product strategy and corporate development since January 2012. Prior to joining HubSpot, he was a consultant at PRTM, a management consulting subsidiary of PricewaterhouseCoopers.

Alison Elworthy has served in multiple roles since joining HubSpot in August 2011, including as our director of operations, senior manager of sales operations, manager of marketing operations and in her current role as vice president of operations. Prior to joining HubSpot, Ms. Elworthy attended the Tuck School of Business at Dartmouth from 2009 to 2011. From 2006 to 2009, she served as a user experience specialist at Fidelity Investments.

Jim O’Neill has served as our chief information officer since 2007. Prior to joining HubSpot, Mr. O’Neill served as the chief technology officer and president of Pyramid Digital Solutions until its acquisition by SunGard Data Systems in 2005. Following the sale, he joined SunGard as a senior vice president and chief technology officer.

Eric Richard has served as our vice president engineering since November 2013. Prior to joining HubSpot, Mr. Richard served as senior vice president engineering at Compete from October 2007 to November 2013.

Mike Volpe joined HubSpot in March 2007 and currently serves as our chief marketing officer. From 2003 to 2007, prior to joining HubSpot, Mr. Volpe served in various roles at SolidWorks including as director of marketing operations and marketing manager.

Board Composition

Our board of directors is currently composed of eight members. Our certificate of incorporation and bylaws provide that the number of our directors shall be fixed from time to time by a resolution of the majority of our board of directors. Our board of directors is divided into three staggered classes of directors. At each annual meeting of stockholders, a class of directors is elected for a three-year term to succeed the same class of directors whose terms are then expiring. The terms of the directors expire upon the election and qualification of successor directors at the annual meeting of stockholders to be held during 2015 for the Class I directors, 2016 for the Class II directors and 2017 for the Class III directors.

•	Our Class I directors are Messrs. Halligan, Gill and Bohn.

•	Our Class II directors are Ms. Norrington and Messrs. Shah and Skok.

•	Our Class III directors are Ms. Bishop and Mr. Simon.

The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change of control. See the section of this Annual Report on Form 10-K captioned “Description of Capital Stock—Anti-Takeover Effects of Delaware Law and Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws” for a discussion of other anti-takeover provisions found in our certificate of incorporation and bylaws.

Director Independence

Under the rules of the New York Stock Exchange, or NYSE, independent directors must comprise a majority of a listed company’s board of directors within a specified period of the completion of its offering. In addition, the rules of NYSE require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Under the rules of NYSE, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or (2) be an affiliated person of the listed company or any of its subsidiaries.

On January 22, 2015, our board of directors undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, our board of directors has determined that, none of the members of the board of directors, except for Messrs. Halligan and Shah, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of NYSE. Our board of directors also determined that Ms. Bishop and Messrs. Gill and Skok, who comprise our audit committee, Messrs. Bohn, Simon and Skok, who comprise our compensation committee, and Mr. Bohn and Mses. Bishop and Norrington, who comprise our corporate governance and nominating committee, satisfy the independence standards for those committees established by applicable SEC rules and the rules of NYSE. In making this determination, our board of directors considered the relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Board Leadership Structure and Role of the Board in Risk Oversight

Mr. Halligan serves as our chief executive officer and as chairman of the board. The board of directors believes that having our chief executive officer as chairman of the board facilitates the board of directors’decision-making process because Mr. Halligan has first-hand knowledge of our operations and the major issues facing us. This also enables Mr. Halligan to act as the key link between the board of directors and other members of management.

Our board of directors has appointed Ms. Norrington to serve as our lead independent director. As lead independent director, Ms. Norrington presides over periodic meetings of our independent directors, serves as a liaison between our chairman of the board of directors and the independent directors and performs such additional duties as our board of directors may otherwise determine and delegate.

One of the key functions of our board of directors is informed oversight of our risk management process. Our board of directors does not have a standing risk management committee, but rather administers this oversight function directly through the board of directors as a whole, as well as through its standing committees that address risks inherent in their respective areas of oversight. In particular, our board of directors is responsible for monitoring and assessing strategic risk exposure. Our audit committee is responsible for reviewing and discussing our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies with respect to risk assessment and risk management. Our audit committee also monitors compliance with legal and regulatory requirements, in addition to oversight of the performance of our external audit function. Our corporate governance and nominating committee monitors the effectiveness of our corporate governance guidelines. Our compensation committee reviews and discusses the risks arising from our compensation philosophy and practices applicable to all employees that are reasonably likely to have a materially adverse effect on us.

Board Committees

Our board of directors has an audit committee, a compensation committee and a corporate governance and nominating committee, each of which has the composition and responsibilities described below. The audit committee, compensation committee and corporate governance and nominating committee all operate under charters approved by our board of directors, which are available on our website.

Audit committee

Our audit committee oversees our corporate accounting and financial reporting process and assists the board of directors in monitoring our financial systems and our legal and regulatory compliance. Our audit committee will also:

•	oversee the work of our independent registered public accounting firm;

•	approve the hiring, discharging and compensation of our independent registered public accounting firm;

•	approve engagements of the independent registered public accounting firm to render any audit or permissible non-audit services;

•	review the qualifications and independence of the independent registered public accounting firm;

•	monitor the rotation of partners of the independent registered public accounting firm on our engagement team as required by law;

•	review our consolidated financial statements and review our critical accounting policies and estimates;

•	review the adequacy and effectiveness of our internal controls; and

•	review and discuss with management and the independent registered public accounting firm the results of our annual audit and our interim consolidated financial statements.

The members of our audit committee are Ms. Bishop and Messrs. Gill and Skok. Mr. Gill is our audit committee chairman. Our board of directors has concluded that the composition of our audit committee meets the requirements for independence under, and the functioning of our audit committee complies with, the current requirements of and SEC rules and regulations, and Mr. Gill is an audit committee financial expert as defined under SEC rules and regulations.

Compensation committee

Our compensation committee oversees our corporate compensation programs. The compensation committee will also:

•	review and approve corporate goals and objectives relevant to compensation of our chief executive officer and other executive officers;

•	evaluate the performance of our executive officers in light of established goals and objectives;

•	review and recommend compensation of our executive officers based on its evaluations;

•	review and recommend compensation of our directors; and

•	administer the issuance of stock options and other awards under our stock plans.

The members of our compensation committee are Messrs. Bohn, Simon and Skok. Mr. Simon is the chairman of our compensation committee. Our board of directors has determined that each of Messrs. Bohn, Simon and Skok is “independent” for compensation committee purposes as that term is defined under the applicable rules.

Nominating and corporate governance committee

Our corporate governance and nominating committee oversees and assists our board of directors in reviewing and recommending corporate governance policies and nominees for election to our board of directors. The corporate governance and nominating committee also:

•	evaluates and makes recommendations regarding the organization and governance of the board of directors and its committees;

•	assesses the performance of members of the board of directors and makes recommendations regarding committee and chair assignments;

•	reviews and makes recommendations with regard to our corporate succession plans for our chief executive officer and other executive officers;

•	recommends desired qualifications for board of directors membership and conducts searches for potential members of the board of directors; and

•	reviews and makes recommendations with regard to our corporate governance guidelines.

The members of our corporate governance and nominating committee are Mr. Bohn and Mses. Bishop and Norrington. Ms. Norrington is the chairman of our corporate governance and nominating committee. Our board of directors has determined that each member of our corporate governance and nominating committee is independent under the applicable rules of NYSE.

Our board of directors may from time to time establish other committees.

Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our board of directors during 2014. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our board of directors in 2014. Mr. Halligan and Mr. Shah, who are also our chief executive officer and chief technology officer, respectively, receive no compensation for their services as directors and, consequently, are not included in this table. The compensation received by Mr. Halligan during 2014 is set forth in the section of this Annual Report on Form 10-K captioned “Executive Compensation— Summary Compensation Table.”

Name	Option Awards(1)	Stock Awards(2)	Total
Ron Gill	$31,631	$100,005	$131,636
Michael Simon	$31,631	$100,005	$131,636

(1)	Our board of directors granted these awards in June 2014. The amount reported represents the aggregate grant date fair value of the stock options, calculated in accordance with FASB ASC Topic 718. Such grant date fair value does not take into account any estimated forfeitures related to service-vesting conditions. The assumptions used in calculating the grant-date fair value are set forth in the notes to our audited consolidated financial statements.
(2)	Our board of directors granted these awards in June 2014. The amounts reported represent the aggregate grant-date fair value of the RSUs awarded in 2014, calculated in accordance with ASC Topic 718. Such grant-date fair value does not take into account any estimated forfeitures related to service-vesting conditions. The assumptions used in calculating the grant-date fair value are set forth in the notes to our audited consolidated financial statements.

In 2014 we did not maintain any standard fee arrangements for the non-employee members of our board of directors for their service as a director. We adopted a new non-employee director compensation policy in connection with our IPO. Any director affiliated with an investor in our company that holds one percent or more of our capital stock is not eligible to participate in the non-employee director compensation policy. Pursuant to this policy, each of our non-employee directors receives an annual grant of an option to purchase $35,000 worth of common stock (equal to approximately 870 shares, based on price of $40.22 per share, the last reported sale price of our common stock on the New York Stock Exchange on March 4, 2015) and a RSUs grant for $100,000 worth of common stock (equal to approximately 2,490 shares, based on price of $40.22 per share, the last reported sale price of our common stock on the New York Stock Exchange on March 4, 2015). The options and RSUs vest in full on the first anniversary of the vesting start date. All unvested options or RSUs held by a non-employee director accelerate and immediately vest if the non-employee director is terminated within three months prior to or twelve months following a change of control of our company. The exercise price of the options and RSUs must be greater than or equal to the fair market value of a share of our common stock at the time of grant. Each of these directors also annually receives $25,000 for general availability and participation in meetings and conference calls of our board of directors, to be paid quarterly. Additionally, the audit committee chairperson annually receives $15,000, an audit committee member annually receives $5,000, the compensation committee chairperson annually receives $10,000, a compensation committee member annually receives $4,000, the nominating and corporate governance committee chairperson annually receives $5,000 and a nominating and corporate governance committee member annually receives $3,000.

Our policy has been and will continue to be to reimburse our non-employee directors for their travel, lodging and other reasonable expenses incurred in attending meetings of our board of directors and committees of the board of directors.

Directors who are employees do not receive any compensation for their service on our board of directors.

Compensation Committee Interlocks and Insider Participation

During 2014, our compensation committee was comprised of Messrs. Bohn, Simon and Skok.

None of the members of our compensation committee is an officer or employee of our company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

In October and November 2012, we issued and sold an aggregate of 6,267,336 shares of our Series E preferred stock for an aggregate purchase price of approximately $35,000,000. As part of this offering, we sold an aggregate of 219,623 shares of our Series E preferred stock for an aggregate purchase price of $1,233,446.69 to entities affiliated with Matrix Partners, of which Mr. Skok is a general partner. We also sold an aggregate of 346,459 shares of Series E preferred stock for an aggregate purchase price of $1,945,783.04 to entities affiliated with General Catalyst Partners, of which Mr. Bohn is a general partner. We also sold an aggregate of 44,514 shares of Series E preferred stock for an aggregate purchase price of $249,999.53 to Mr. Simon.

For more information regarding sales of our preferred stock, see “Certain Relationships and Related Party Transactions—Sales of Preferred Stock.”

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that is applicable to all of our employees, officers and directors including our chief executive officer and senior financial officers, which is available on our website under “Investors—Corporate Governance.”

ITEM 11.	Executive Compensation

Executive Compensation Overview

Historically, our executive compensation program has reflected our growth and development-oriented corporate culture. To date, the compensation of Mr. Halligan, our chief executive officer, and the other executive officers identified in the Summary Compensation Table below, whom we refer to as our named executive officers, has consisted of a combination of base salary and long-term incentive compensation in the form of stock options. Our named executive officers and all salaried employees are also eligible to receive health and welfare benefits. We engaged the services of an independent executive compensation consulting firm to review our current compensation plans and procedures and to provide additional information about comparative compensation offered by peer companies, market survey information and information about trends in executive compensation. At a minimum, we expect to review executive compensation annually with input from a compensation consultant. As part of this review process, we expect the board of directors and the compensation committee to apply our values and philosophy, while considering the compensation levels needed to ensure our executive compensation program remains competitive. We will also review whether we are meeting our retention objectives.

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by, and paid to our chief executive officer and the two most highly compensated executive officers (other than the chief executive officer) who were serving as executive officers at the end of the last completed fiscal year for services rendered to us in all capacities for the year ended December 31, 2014. Messrs. Halligan, Kinzer and Madeley are the named executive officers for 2014. Mr. Sherman’s compensation for the year ended December 31, 2013 has been included in the table below because he was a named executive officer for 2013.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)		Total ($)
Brian Halligan	2014	259,560	215,195	(1)	121,109	(2)	207,064	—		802,928
Chief Executive Officer	2013	238,183	—		—		132,376	1,212	(4)	371,771

John Kinzer	2014	265,000	—		—		138,970	234,846	(5)	638,816
Chief Financial Officer	2013	43,163	—	(6)	724,927	(7)	36,217	9,999	(4)	814,306

Hunter Madeley	2014	210,938	2,367,994	(1)	—		59,484	78,853	(5)	2,717,269
Senior Vice President, Global Sales

J.D. Sherman	2013	259,560	—		—		132,376	1,231	(4)	393,167
President and Chief Operating Officer

(1)	The amounts reported represent the aggregate grant-date fair value of the restricted stock units or, RSUs awarded in 2014, calculated in accordance with ASC Topic 718. Such grant-date fair value does not take into account any estimated forfeitures related to service-vesting conditions. The assumptions used in calculating the grant-date fair value are set forth in the notes to our audited consolidated financial statements.
(2)	The amounts reported represent the aggregate grant-date fair value of the stock options awarded in 2014, calculated in accordance with ASC Topic 718. Such grant-date fair value does not take into account any estimated forfeitures related to service-vesting conditions. The assumptions used in calculating the grant-date fair value are set forth in the notes to our audited consolidated financial statements.
(3)	The amounts reported reflect performance-based payments awarded based on the achievement of certain corporate and individual performance goals under our executive bonus plan.
(4)	The amounts reported include 401(k) matching contributions, long-term disability insurance premiums and certain relocation benefits.
(5)	The amounts reported reflect company-paid relocation expenses.
(6)	Mr. Kinzer was granted 100,000 RSUs in connection with his hiring in 2013. The RSUs are subject to the satisfaction of a service condition and a performance condition, both of which must be satisfied before the RSUs are vested and may be settled in shares of our common stock. The service condition is satisfied over a period of four years. The performance condition will be satisfied on the earlier of (i) a sale of our company or (ii) April 9, 2015, in either case, prior to the earlier of (A) the expiration date or (B) the tenth anniversary of the grant date. These performance conditions were not considered probable as of December 31, 2013 and therefore there was no grant-date fair value calculated in accordance with ASC Topic 718. Such grant-date fair value is $1,440,000 assuming that the highest level of performance conditions will be achieved.
(7)	Mr. Kinzer was granted 99,999 stock options at an exercise price of $14.40 in connection with his hiring in 2013. The amounts reported represent the aggregate grant-date fair value of the stock options awarded to Mr. Kinzer in 2013, calculated in accordance with ASC Topic 718. Such grant-date fair value does not take into account any estimated forfeitures related to service-vesting conditions.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards held by each named executive officer as of December 31, 2014.

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)				Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Name	Exercisable		Unexercisable
Brian Halligan	150,397	(2)	—		1.53	3/9/2020	—		—
	88,878	(3)	44,455		5.76	5/8/2022	—		—
	55,551	(4)	77,782		5.76	5/8/2022	—		—
	—		15,000		16.14	1/29/2024	—		—
	—		—		—	—	13,333	(7)	448,123
John Kinzer	27,802		72,197	(6)	14.40	11/4/2023	—		—
	—		—		—	—	100,000	(7)	3,361,000
Hunter Madeley	—		—		—	—	133,333	(7)	4,481,322

(1)	Amounts calculated in accordance with ASC Topic 718 using a per share fair market value as of December 31, 2014 of $33.61.
(2)	25% of the shares of our common stock subject to this option vest on March 9, 2011, and the balance vests in 36 successive equal monthly installments, subject to continued service through each such vesting date.
(3)	25% of the shares of our common stock subject to this option vest on April 1, 2013, and the balance vests in 36 successive equal monthly installments, subject to continued service through each such vesting date.
(4)	25% of the shares of our common stock subject to this option vest on April 1, 2014, and the balance vests in 36 successive equal monthly installments, subject to continued service through each such vesting date.
(5)	25% of the shares of our common stock subject to this option vest on January 1, 2015, and the balance vests in 36 successive equal monthly installments, subject to continued service through each such vesting date.
(6)	25% of the shares of our common stock subject to this option vest on November 4, 2014, and the balance vests in 36 successive equal monthly installments, subject to continued service through each such vesting date.
(7)	The RSUs are subject to the satisfaction of a service condition and a performance condition, both of which must be satisfied before the RSUs are vested and may be settled in shares of our common stock. The service condition is satisfied over a period of four years. The performance condition will be satisfied on the earlier of (i) a sale of our company or (ii) April 9, 2015, in either case, prior to the earlier of (A) the expiration date or (B) the tenth anniversary of the grant date.

Employee Benefit Plans

2014 Stock Option and Incentive Plan

In September 2014, our board of directors, upon the recommendation of the compensation committee of the board of directors, adopted our 2014 Stock Option and Incentive Plan, or the 2014 Plan, which was subsequently approved by our stockholders. The 2014 Plan became effective upon the completion of our IPO. The 2014 Plan replaced the 2007 Equity Incentive Plan, or the 2007 Plan, as our board of directors has determined not to make additional awards under that plan. Our 2014 Plan provides flexibility to our compensation committee to use various equity-based incentive awards as compensation tools to motivate our workforce.

As of December 31, 2014, we have reserved 1,973,551 shares of our common stock, or the Initial Limit, for the issuance of awards under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each January 1, beginning on January 1, 2015, by 5% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by our compensation committee, or the Annual Increase. This number is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization.

The shares we issue under the 2014 Plan are authorized but unissued shares or shares that we reacquire. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2014 Plan and 2007 Plan are added back to the shares of common stock available for issuance under the 2014 Plan.

Stock options and stock appreciation rights with respect to no more than 1,000,000 shares of stock may be granted to any one individual in any one calendar year and the maximum “performance-based award” (as such term is used under Section 162(m) of the Code) payable to any one individual under the 2014 Plan is 1,000,000 shares of stock or $2,000,000 in the case of cash-based awards. The maximum aggregate number of shares that may be issued in the form of incentive stock options shall not exceed the Initial Limit cumulatively increased on January 1, 2015 and on each January 1 thereafter by the lesser of the Annual Increase for such year or 1,000,000 shares of common stock.

The 2014 Plan is administered by our compensation committee. Our compensation committee has full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to participants and to determine the specific terms and conditions of each award, subject to the provisions of the 2014 Plan. Persons eligible to participate in the 2014 Plan are those full or part-time officers, employees, non-employee directors and other key persons (including consultants) as selected from time to time by our compensation committee in its discretion.

The 2014 Plan permits the granting of both options to purchase common stock intended to qualify as incentive stock options under Section 422 of the Code and options that do not so qualify. The option exercise price of each option is determined by our compensation committee but may not be less than 100% of the fair market value of our common stock on the date of grant. The term of each option is fixed by our compensation committee and may not exceed 10 years from the date of grant. Our compensation committee determines at what time or times each option may be exercised.

Our compensation committee may award stock appreciation rights subject to such conditions and restrictions as we may determine. Stock appreciation rights entitle the recipient to shares of common stock, or cash, equal to the value of the appreciation in our stock price over the exercise price. The exercise price of each stock appreciation right may not be less than 100% of the fair market value of the common stock on the date of grant.

Our compensation committee may award restricted shares of common stock and RSUs to participants subject to such conditions and restrictions as it may determine. These conditions and restrictions may include the achievement of certain performance goals and/or continued employment with us through a specified vesting period. Our compensation committee may also grant shares of common stock that are free from any restrictions under the 2014 Plan. Unrestricted stock may be granted to participants in recognition of past services or other valid consideration and may be issued in lieu of cash compensation due to such participant.

Our compensation committee may grant performance share awards to participants that entitle the recipient to receive shares of common stock upon the achievement of certain performance goals and such other conditions as our compensation committee shall determine. Our compensation committee may grant cash bonuses under the 2014 Plan to participants, subject to the achievement of certain performance goals.

Our compensation committee may grant awards of restricted stock, RSUs, performance shares or cash-based awards under the 2014 Plan that are intended to qualify as “performance-based compensation” under Section 162(m) of the Code. Those awards would only vest or become payable upon the attainment of performance goals that are established by our compensation committee and related to one or more performance criteria. The performance criteria that would be used with respect to any such awards include: earnings before interest, taxes, depreciation and amortization, net income (loss) (either before or after interest, taxes, depreciation and/or amortization), changes in the market price of our common stock, economic value-added, funds from operations or similar measure, sales or revenue, acquisitions or strategic transactions, operating income (loss), cash flow (including, but not limited to, operating cash flow and free cash flow), return on capital, assets, equity, or investment, stockholder returns, return on sales, gross or net profit levels, productivity, expense, margins, operating efficiency, customer satisfaction, working capital, earnings (loss) per share of stock, sales or market shares and number of customers, any of which may be measured either in absolute terms or as compared to any incremental increase or as compared to results of a peer group.

The 2014 Plan provides that in the case of, and subject to, the consummation of a “sale event” as defined in the 2014 Plan, all outstanding awards may be assumed, substituted or otherwise continued by the successor entity. Pursuant to the forms of option agreement, restricted stock agreement and restricted stock unit agreement, under the 2014 Plan, in the case of a sale event in which outstanding awards are assumed, substituted or otherwise continued by a successor entity, and the award holder’s employment or service relationship with us terminates, such holder’s awards shall vest in full as of the date of termination if such termination occurs (i) within 12 months after such sale event or 90 days prior to such sale event and (ii) such termination is by us without “cause,” as defined in the applicable award agreement, or by the award holder for “good reason” (as defined in the applicable award agreement). To the extent that the successor entity does not assume, substitute or otherwise continue such awards, then (i) all stock options and stock appreciation rights will automatically become fully exercisable and the restrictions and conditions on all other awards with time-based conditions will automatically be deemed waived, and awards with conditions and restrictions relating to the attainment of performance goals may become vested and non-forfeitable in connection with a sale event in the compensation committee’s discretion and (ii) upon the effectiveness of the sale event, all stock options and stock appreciation rights will automatically terminate. In the event of such termination, individuals holding options and stock appreciation rights will be permitted to exercise such options and stock appreciation rights prior to the sale event. In addition, in connection with a sale event, we may make or provide for a cash payment to participants holding options and stock appreciation rights equal to the difference between the per share cash consideration payable to stockholders in the sale event and the exercise price of the options or stock appreciation rights.

Our board of directors may amend or discontinue the 2014 Plan and our compensation committee may amend or cancel outstanding awards for purposes of satisfying changes in law or for any other lawful purpose, but no such action may adversely affect rights under an award without the holder’s consent. Certain amendments to the 2014 Plan require the approval of our stockholders.

No awards may be granted under the 2014 Plan after the date that is 10 years from the date of stockholder approval. No awards under the 2014 Plan have been made prior to the date hereof.

2007 Equity Incentive Plan

Our 2007 Plan was approved by our board of directors and our stockholders on June 9, 2007 and was most recently amended in February 2014. As of December 31, 2014, we have authorized an aggregate of 8,612,809 shares of our common stock for the issuance of options and other equity awards under the 2007 Plan. This number is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Effective as of the closing of our IPO, our board of directors determined not to grant any further awards under our 2007 Plan. The shares we issue under the 2007 Plan are authorized but unissued shares or shares we reacquire. Prior to our IPO, the shares of common stock underlying any awards that are forfeited, canceled, reacquired by us prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) under the 2007 Plan were added back to the shares of common stock available for issuance under the 2007 Plan. Effective upon the closing of our IPO, such shares are added to the shares of common stock available for issuance under the 2014 Plan.

The 2007 Plan is administered by our compensation committee. The board of directors and the compensation committee have the authority to select the individuals to whom awards will be granted, to make any combination of awards to participants, to accelerate the exercisability or vesting of any award, to provide substitute awards and to determine the specific terms and conditions of each award.

The 2007 Plan permits us to make grants of incentive stock options and non-qualified stock options, restricted stock awards, unrestricted stock awards and other stock-based awards such as RSUs to our officers, employees, directors, consultants and other key persons.

The 2007 Plan permits the granting of (1) options to purchase common stock intended to qualify as incentive stock options under Section 422 of the Code and (2) options that do not so qualify. The option exercise price of each option is determined by our board or directors or our compensation committee but may not be less than 100% of the fair market value of the common stock on the date of grant. In the case of an Incentive Stock Option granted to a participant who, at the time of grant of such option, owns stock representing more than 10% of the voting power of all classes of stock of the Company, then the exercise price may not be less than 110% of the fair market value of the common stock on the date of grant. The term of each option will be fixed by the board of directors or the compensation committee and may not exceed 10 years from the date of grant.

The 2007 Plan provides that upon the occurrence of a change of control, awards may be assumed, substituted for new awards of a successor entity, or otherwise continued or terminated at the effective time of such sale event. Pursuant to the forms of option agreement, restricted stock agreement and restricted stock unit agreement, in each case, under the 2007 Plan, in the case of a sale event in which outstanding awards are assumed, substituted or otherwise continued by a successor entity, and the award holder’s employment or service relationship with us terminates, such holder’s awards shall vest in full as of the date of termination if such termination occurs (i) within 12 months after such sale event or 90 days prior to such sale event and (ii) such termination is by us without “cause,” as defined in the applicable award agreement, or by the award holder for “good reason” (as defined in the applicable award agreement). To the extent that the successor entity does not assume, substitute or otherwise continue such awards, then (i) all stock options and stock appreciation rights will automatically become fully exercisable and the restrictions and conditions on all other awards with time-based conditions will automatically be deemed waived, and awards with conditions and restrictions relating to the attainment of performance goals may become vested and non-forfeitable in connection with a sale event in the compensation committee’s discretion and (ii) upon the effectiveness of the sale event, all stock options and stock appreciation rights will automatically terminate. We may make or provide for cash payment to holders of options equal to the difference between the per share cash consideration in the sale event and the exercise price to the holders of vested and exercisable options. We may make or provide for cash payment to holders of restricted stock and RSUs awards in an amount equal to the product of the per share cash consideration and the number of shares subject to each such award.

Our board of directors may amend, suspend or terminate the 2007 Plan at any time, subject to stockholder approval where such approval is required by applicable law. The board of directors may also amend, modify or terminate any outstanding award, provided that no amendment to an award may materially impair any of the rights of a participant under any awards previously granted without his or her written consent.

Employee Share Purchase Plan

In September 2014 our board of directors adopted and our stockholders approved the ESPP. The ESPP authorizes the issuance of up to a total of 394,710 shares of common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance under the ESPP shall be cumulatively increased each January 1, beginning on January 1, 2015, by the lesser of 1% percent of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by our compensation committee. The number of shares reserved and available for issuance under the ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization.

All employees who we have employed for at least 30 days and whose customary employment is for more than 20 hours a week are eligible to participate in the ESPP. Any employee who owns 5% or more of the voting power or value of our shares of common stock is not eligible to purchase shares under the ESPP.

We will make one or more offerings each year to our employees to purchase shares under the ESPP. The first offering began on January 1, 2015 and will end on the last business day occurring on or before June 30, 2015. Subsequent offerings will commence at such time or times as our board of directors may determine, which we expect to be on each January 1 and July 1 and will continue for six-month periods, referred to as offering periods. Each eligible employee may elect to participate in any offering by submitting an enrollment form at least 15 days before the relevant offering date.

Each employee who is a participant in the ESPP may purchase shares by authorizing payroll deductions of up to 15% of his or her base compensation during an offering period. Unless the participating employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase shares of common stock on the last business day of the offering period at a price equal to 85% of the fair market value of the ordinary shares on the first business day or the last business day of the offering period, whichever is lower, provided that no more than 300,000 shares of common stock may be purchased by any one employee during each offering period. Under applicable tax rules, an employee may purchase no more than $25,000 worth of ordinary shares, valued at the start of the purchase period, under the ESPP in any calendar year.

The accumulated payroll deductions of any employee who is not a participant on the last day of an offering period will be refunded. An employee’s rights under the ESPP terminate upon voluntary withdrawal from the plan or when the employee ceases employment with us for any reason.

The ESPP may be terminated or amended by our board of directors at any time. An amendment that increases the number of shares of common stock that are authorized under the ESPP and certain other amendments require the approval of our stockholders.

Senior Executive Cash Incentive Bonus Plan

In August 2014 our board of directors adopted the Senior Executive Cash Incentive Bonus Plan, or the Bonus Plan. The Bonus Plan provides for cash bonus payments based upon the attainment of performance targets established by our compensation committee. The payment targets will be related to financial and operational measures or objectives with respect to our company, which we refer to as corporate performance goals, as well as individual performance objectives.

Our compensation committee may select corporate performance goals from among the following: revenue; expense levels; cash flow (including, but not limited to, operating cash flow and free cash flow); business development and financing milestones; earnings before interest, taxes, depreciation and amortization; net income (loss) (either before or after interest, taxes, depreciation and/or amortization); changes in the market price of our common stock; economic value added; sales; acquisitions or strategic transactions; operating income (loss); return on capital, assets, equity, or investment; shareholder returns; return on sales; gross or net profit levels; productivity; expense; margins; operating efficiency; customer satisfaction; working capital; earnings (loss) per share of our common stock; sales or market shares and total customers; and Adjusted EBITDA, any of which may be measured in absolute terms, as compared to any incremental increase, in terms of growth, or as compared to results of a peer group.

Each executive officer who is selected to participate in the Bonus Plan will have a target bonus opportunity set for each performance period. The bonus formulas will be adopted in each performance period by the compensation committee and communicated to each executive. The corporate performance goals will be measured at the end of each performance period after our financial reports have been published or such other appropriate time as the compensation committee determines. If the corporate performance goals and individual performance objectives are met, payments will be made as soon as practicable following the end of each performance period. Subject to the rights contained in any agreement between the executive officer and us, an executive officer must be employed by us on the bonus payment date to be eligible to receive a bonus payment.

The Bonus Plan also permits the compensation committee to approve additional bonuses to executive officers in its sole discretion.

Retirement Plans

We maintain a tax-qualified 401(k) retirement plan for eligible employees in the United States. Under our 401(k) plan, employees may elect to defer up to 96% of their eligible compensation subject to applicable annual limits set pursuant to the Code. We currently provide an employee matching contribution under the 401(k) plan. Employees are 100% vested in their contributions to the 401(k) plan and any employer contributions after one year of service. We intend for the 401(k) plan to qualify, depending on the employee’s election, under Section 401(a) of the Code so that contributions by employees, and income earned on those contributions, are not taxable to employees until withdrawn from the 401(k) plan.

Indemnification of Officers and Directors

We have agreed to indemnify our directors and officers in certain circumstances. See “Certain Relationships and Related Party Transactions—Limitation of Liability and Indemnification of Officers and Directors.”

Compensation Risk Assessment

We believe that although a portion of the compensation provided to our executive officers and other employees is performance-based, our executive compensation program does not encourage excessive or unnecessary risk taking. This is primarily due to the fact that our compensation programs are designed to encourage our executive officers and other employees to remain focused on both short-term and long-term strategic goals, in particular in connection with our pay-for-performance compensation philosophy. As a result, we do not believe that our compensation programs are reasonably likely to have a material adverse effect on us.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2014 by:

•	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all executive officers and directors as a group.

We have determined beneficial ownership in accordance with SEC rules. The information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of common stock deemed outstanding includes shares issuable upon exercise of options and warrants held by the respective person or group which may be exercised or converted within 60 days after December 31, 2014. For purposes of calculating each person’s or group’s percentage ownership, stock options and warrants exercisable within 60 days after December 31, 2014 are included for that person or group but not the stock options or warrants of any other person or group. Certain options to purchase shares of our common stock included in the table below are early exercisable, and to the extent such shares are unvested as of a given date, such shares will remain subject to a right of repurchase held by us.

Applicable percentage ownership is based on 31,430,769 shares of common stock outstanding as of December 31, 2014.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over the shares listed. Unless otherwise noted below, the address of each person listed on the table is c/o HubSpot, Inc., 25 First Street, 2nd Floor, Cambridge, Massachusetts 02141.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
5% Stockholders:
Entities affiliated with General Catalyst Partners (1)	6,865,329	21.8%
Entities affiliated with Matrix Partners (2)	4,338,979	13.8%
Scale Venture Partners III, LP (3)	1,721,075	5.5%
Entities affiliated with Sequoia Capital (4)	2,602,386	8.3%
Dharmesh Shah(5)	2,257,247	7.1%
Named Executive Officers and Directors:
Brian Halligan (6)	1,283,412	4.0%
John Kinzer(7)	31,648	*
Hunter Madeley	—	*
Larry Bohn (1)	6,865,329	21.8%
Ron Gill (8)	63,733	*
Lorrie Norrington (9)	47,896	*
Michael Simon (10)	78,171	*
Dharmesh Shah (5)	2,257,247	7.1%
David Skok (11)	4,339,379	13.8%
Stacey Bishop (3)	1,721,075	5.5%
All executive officers and directors as a group (12 persons) (12)	17,192,342	52.8%

(*)	Represents beneficial ownership of less than 1%.
(1)	Consists of (i) 6,724,956 shares of common stock held by General Catalyst Group V, L.P., or GCG V and (ii) 140,373 shares of common stock held by GC Entrepreneurs Fund V, L.P., or GCEF V. General Catalyst Partners V, L.P., or GCP V, as the sole general partner of GCG V and GCEF V, and General Catalyst GP V, LLC, or GCGP V, as the sole general partner of GCP V, may be deemed to share voting and dispositive power over the shares held of record by GCG V and GCEF V. Each of David Fialkow, David Orfao and Joel Cutler, who are Managing Directors of GCGP V, may be deemed to share voting and dispositive power over the shares held of record by GCG V and GCEF V. The address for Mr. Bohn and General Catalyst Partners is 20 University Road, 4th Floor, Cambridge, MA 02138.
(2)	Consists of (i) 4,336,591 shares of common stock held by Matrix Partners VIII, L.P., or Matrix VIII and (ii) 2,388 shares of common stock held by Weston & Co. VIII LLC as nominee for Matrix VIII US Management Co., LLC (“Matrix VIII US MC”), which is the beneficial owner of such shares (the “Matrix VIII US MC Shares”). Matrix VIII US MC is the sole general partner of Matrix VIII, and Mr. Skok is a managing member of Matrix VIII US MC. Mr. Skok, by virtue of his management position in Matrix VIII US MC, has sole voting and dispositive power with respect to the shares held by Matrix VIII and the Matrix VIII US MC Shares, except to the extent of his respective pecuniary interests therein. The address for each of Mr. Skok, Matrix Partners VIII, L.P. and Matrix VIII US Management Co., LLC is 101 Main Street, 17th Floor, Cambridge, MA 02142.
(3)	Consists of 1,721,075 shares of common stock held by Scale Venture Partners III, LP. Kate Mitchell, Rory O’Driscoll, Stacey Bishop, one of our directors, and Andrew Vitus are the Managing Members of Scale Venture Management III, LLC, the general partner of Scale Venture Partners III, LP. Ms. Bishop and the three other managing members disclaim beneficial ownership with respect to all such shares except to the extent of their pecuniary interest therein. The address for Ms. Bishop and Scale Venture Partners III, L.P. is 950 Tower Lane, Suite 700, Foster City, California 94404.

(4)	Consists of (i) 2,492,568 shares of common stock held by Sequoia Capital U.S. Growth Fund IV, LP, and (ii) 109,818 shares of common stock held by Sequoia Capital USGF Principals Fund IV, LP. SC US (TTGP), LTD. is the general partner of SCGF IV Management, L.P., which is the general partner of Sequoia Capital U.S. Growth Fund IV, LP, and Sequoia Capital USGF Principals Fund IV, LP (collectively, the “Sequoia Capital GFIV Funds”). The directors and stockholders of SC US (TTGP), LTD. that exercise voting and investment discretion with respect to the Sequoia Capital GFIV Funds’ investments are Roelof Botha, Scott Carter, Michael Goguen, James Goetz, Douglas Leone and Michael Moritz. As a result, and by virtue of the relationships described in this footnote, each such person may be deemed to share beneficial ownership of the shares held by the Sequoia Capital GFIV Funds. Such individuals expressly disclaim any such beneficial ownership. The address for the entities affiliated with Sequoia Capital is 2800 Sand Hill Road, Suite 101, Menlo Park, CA 94025.
(5)	Consists of (i) 2,105,392 shares held directly by Mr. Shah and (ii) 151,855 shares issuable upon exercise of stock options exercisable within 60 days after December 31, 2014.
(6)	Consists of (i) 971,921 shares held directly by Mr. Halligan and (ii) 311,491 shares issuable to Mr. Halligan upon exercise of stock options exercisable within 60 days after December 31, 2014.
(7)	Consists of (i) 400 shares held directly by Mr. Kinzer and (ii) 31,248 shares issuable to Mr. Kinzer upon exercise of stock options exercisable within 60 days after December 31, 2014.
(8)	Consists of (i) 400 shares held directly by Mr. Gill and (ii) 63,333 shares issuable to Mr. Gill upon exercise of stock options exercisable within 60 days after December 31, 2014.
(9)	Consists of (i) 400 shares of common stock held directly by Ms. Norrington and (ii) 47,496 shares issuable to Ms. Norrington upon exercise of stock options exercisable within 60 days after December 31, 2014.
(10)	Consists of (i) 14,838 shares held directly by Mr. Simon and (ii) 63,333 shares issuable to Mr. Simon upon exercise of stock options exercisable within 60 days after December 31, 2014.
(11)	Consists of (i) 400 shares held directly by Mr. Skok, (ii) 4,336,591 shares of common stock held by Matrix Partners VIII, L.P., or Matrix VIII and (iii) 2,388 shares of common stock held by Weston & Co. VIII LLC as nominee for Matrix VIII US Management Co., LLC (“Matrix VIII US MC”), which is the beneficial owner of such shares (the “Matrix VIII US MC Shares”). Matrix VIII US MC is the sole general partner of Matrix VIII, and Mr. Skok is a managing member of Matrix VIII US MC. Mr. Skok, by virtue of his management position in Matrix VIII US MC, has sole voting and dispositive power with respect to the shares held by Matrix VIII and the Matrix VIII US MC shares, except to the extent of his respective pecuniary interests therein. The address for each of Mr. Skok, Matrix Partners VIII, L.P. and Matrix VIII US Management Co., LLC is 101 Main Street, 17th Floor, Cambridge, MA 02142.
(12)	See footnotes 1 through 3 and 5 through 11 above. Includes 1,108,181 shares issuable upon exercise of stock options exercisable within 60 days after December 31, 2014.

DESCRIPTION OF CAPITAL STOCK

General

The following description summarizes the most important terms of our capital stock. We adopted an amended and restated certificate of incorporation and amended and restated bylaws in connection with our initial public offering, or IPO, and this description summarizes the provisions included in such documents. Because it is only a summary, it does not contain all the information that may be important to you. For a complete description of the matters set forth in “Description of Capital Stock,” you should refer to our amended and restated certificate of incorporation and amended and restated bylaws, which are included as exhibits to the Annual Report on Form 10-K, and to the applicable provisions of Delaware law. Our authorized capital stock consists of 500,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of undesignated preferred stock, $0.001 par value per share.

As of December 31, 2014, there were 31,430,769 shares of our common stock outstanding, held by 455 stockholders of record, and no shares of our convertible preferred stock outstanding. Our board of directors is authorized, without stockholder approval except as required by the listing standards of the NYSE to issue additional shares of our capital stock.

Common Stock

The holders of our common stock are entitled to one vote per share on all matters to be voted on by our stockholders. Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of common stock are entitled to receive ratably such dividends as may be declared by our board of directors out of funds legally available for that purpose. In the event of our liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in all assets remaining after the payment of liabilities, subject to the prior distribution rights of preferred stock then outstanding. Holders of common stock have no preemptive, conversion or subscription rights. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

Upon the closing of our IPO, all outstanding shares of preferred stock converted into shares of our common stock, and there are no shares of preferred stock outstanding.

Though we currently have no plans to issue any shares of preferred stock, our board of directors has the authority, without further action by our stockholders, to designate and issue up to 25,000,000 shares of preferred stock in one or more series. Our board of directors may also designate the rights, preferences and privileges of the holders of each such series of preferred stock, any or all of which may be greater than or senior to those granted to the holders of common stock. Though the actual effect of any such issuance on the rights of the holders of common stock will not be known until such time as our board of directors determines the specific rights of the holders of preferred stock, the potential effects of such an issuance include:

•	diluting the voting power of the holders of common stock;

•	reducing the likelihood that holders of common stock will receive dividend payments;

•	reducing the likelihood that holders of common stock will receive payments in the event of our liquidation, dissolution, or winding up; and

•	delaying, deterring or preventing a change-in-control or other corporate takeover.

Registration Rights

The holders of an aggregate of 20,200,445 shares of our common stock and the holders of warrants to purchase common stock are entitled to the following rights with respect to the registration of such shares for public resale under the Securities Act of 1933, as amended, or the Securities Act, pursuant to a registration rights agreement by and among us and certain of our stockholders. We refer to these shares collectively as “registrable securities.”

The registration of shares of common stock as a result of the following rights being exercised would enable the holders to trade these shares without restriction under the Securities Act when the applicable registration statement is declared effective. Ordinarily, we will be required to pay all expenses, other than underwriting discounts and commissions, related to any registration effected pursuant to the exercise of these registration rights.

Demand Registration Rights

If at any time after April 7, 2015 the holders of at least 25% of the registrable securities then outstanding request in writing that we effect a registration, we may be required to register the offer and sale of their shares anticipated to have an aggregate sale price, net of underwriting discounts and commissions, if any, of $10 million. At most, we are obligated to effect two registrations for the holders of registrable securities in response to these demand registration rights. Depending on certain conditions, however, we may defer such registration for up to 90 days. If the holders requesting registration intend to distribute their shares by means of an underwriting, the managing underwriter of such offering will have the right to limit the number of shares to be underwritten for reasons related to the marketing of the shares.

Piggyback Registration Rights

If we propose to register the offer and sale of any shares of our securities under the Securities Act, the holders of registrable securities will be entitled to notice of the registration and to include their shares of registrable securities in the registration. These piggyback registration rights are subject to certain conditions and limitations, including the right of the underwriters to limit the number of shares included in any such registration under specific circumstances. We have the right to terminate or withdraw any registration initiated by us prior to the effectiveness of such registration whether or not the holders of registrable securities have elected to include their shares in the registration.

Form S-3 Registration Rights

If at any time we become entitled under the Securities Act to register our shares on Form S-3 and the holders of the registrable securities then outstanding request in writing that we register their shares for public resale on Form S-3 with an aggregate price to the public of the shares to be registered of at least $2 million, we will be required to effect such registration; provided, however, that if our board of directors determines, in good faith, that such registration would be materially detrimental to us and our stockholders at such time, we may defer the registration for up to 90 days. We are only obligated to effect up to two registrations on Form S-3 within any twelve month period.

Voting Rights

Under the provisions of our certificate of incorporation, holders of our common stock are entitled to one vote for each share of common stock held by such holder on any matter submitted to a vote at a meeting of stockholders. Our post-offering certificate of incorporation does not provide cumulative voting rights to holders of our common stock.

Anti-Takeover Effects of Delaware Law and Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws

Certain provisions of Delaware law and our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could have the effect of delaying, deferring or discouraging another party from acquiring control of us. These provisions, which are summarized below, are expected to discourage certain types of coercive takeover practices and inadequate takeover bids. These provisions are also designed in part to encourage anyone seeking to acquire control of us to first negotiate with our board of directors. We believe that the advantages gained by protecting our ability to negotiate with any unsolicited and potentially unfriendly acquirer outweigh the disadvantages of discouraging such proposals, including those priced above the then-current market value of our common stock, because, among other reasons, the negotiation of such proposals could improve their terms.

Amended and Restated Certificate of Incorporation and Amended and Restated Bylaw Provisions

Our amended and restated certificate of incorporation and our amended and restated bylaws include a number of provisions that could deter hostile takeovers or delay or prevent changes in control of our board of directors or management team, including the following:

•	authorize our board of directors to issue, without further action by the stockholders, up to 25,000,000 shares of undesignated preferred stock;

•	specify that special meetings of our stockholders can be called only by our board of directors, the chairman of our board of directors, the chief executive officer or the president;

•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;

•	provide that directors may be removed only for cause;

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;

•	establish that our board of directors is divided into three classes—Class I, Class II and Class III—with each class serving staggered terms; and

•	require a super-majority of votes to amend certain of the above-mentioned provisions.

Delaware Anti-Takeover Statute

We are subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware regulating corporate takeovers. In general, Section 203 prohibits a publicly-held Delaware corporation from engaging, under certain circumstances, in a business combination with an interested stockholder for a period of three years following the date the person became an interested stockholder unless:

•	prior to the date of the transaction, the board of directors of the corporation approved either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder;

•	upon completion of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding for purposes of determining the voting stock outstanding, but not for determining the outstanding voting stock owned by the interested stockholder, (1) shares owned by persons who are directors and also officers, and (2) shares owned by employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer; or

•	at or subsequent to the date of the transaction, the business combination is approved by the board of directors of the corporation and authorized at an annual or special meeting of stockholders, and not by written consent, by the affirmative vote of at least 66 2/3% of the outstanding voting stock which is not owned by the interested stockholder.

Generally, a business combination includes a merger, asset or stock sale, or other transaction resulting in a financial benefit to the interested stockholder. An interested stockholder is a person who, together with affiliates and associates, owns or, within three years prior to the determination of interested stockholder status, did own 15% or more of a corporation’s outstanding voting stock. We expect the existence of this provision to have an anti-takeover effect with respect to transactions our board of directors does not approve in advance. We also anticipate that Section 203 may discourage business combinations or other attempts that might result in a premium over the market price for the shares of common stock held by our stockholders.

The provisions of Delaware law and our amended and restated certificate of incorporation and amended and restated bylaws could have the effect of discouraging others from attempting hostile takeovers and, as a consequence, may also inhibit temporary fluctuations in the market price of our common stock that often result from actual or rumored hostile takeover attempts. These provisions may also have the effect of preventing changes in our management. It is possible that these provisions could make it more difficult to accomplish transactions that stockholders may otherwise deem to be in their best interests.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law that derivative actions brought in our name, actions against our directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Computershare Trust Company, N.A.

Listing

Our common stock is listed on the New York Stock Exchange under the symbol “HUBS.”

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

In addition to the director and executive compensation arrangements discussed above in the sections of this Annual Report on Form 10-K captioned “Executive Compensation,” we have been a party to the following transactions since January 1, 2014, in which the amount involved exceeded or will exceed $120,000, and in which any director, executive officer or holder of more than 5% of any class of our voting stock, or any member of the immediate family of or entities affiliated with any of them, had or will have a material interest. We also describe below certain transactions and series of similar transactions since January 1, 2014 with our directors, executive officers, holders of more than 5% of any class of our voting securities, or any member of the immediate family of or any entities affiliated with any of the foregoing persons to which we are party.

We have adopted a written policy, which provides that our executive officers, directors, holders of more than 5% of any class of our voting securities, and any member of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a related party transaction with us without the prior consent of our audit committee, or other disinterested members of our board of directors in the event that it is inappropriate for our audit committee to review such transaction due to a conflict of interest. Pursuant to such policy, any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of their immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to our audit committee for review, consideration and approval. In approving or rejecting any such proposal, our audit committee is to consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. All of the transactions described below were entered into prior to the adoption of this policy.

Limitation of Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation contains provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Delaware law. Consequently, our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for the following:

•	any breach of their duty of loyalty to our company or our stockholders;

•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or

•	any transaction from which they derived an improper personal benefit.

Any amendment to, or repeal of, these provisions will not eliminate or reduce the effect of these provisions in respect of any act, omission or claim that occurred or arose prior to that amendment or repeal. If the Delaware General Corporation Law is amended to provide for further limitations on the personal liability of directors of corporations, then the personal liability of our directors will be further limited to the greatest extent permitted by the Delaware General Corporation Law.

In addition, we adopted amended and restated bylaws which provide that we will indemnify, to the fullest extent permitted by law, any person who is or was a party or is threatened to be made a party to any action, suit or proceeding by reason of the fact that he or she is or was one of our directors or officers or is or was serving at our request as a director or officer of another corporation, partnership, joint venture, trust, or other enterprise. Our amended and restated bylaws provide that we may indemnify to the fullest extent permitted by law any person who is or was a party or is threatened to be made a party to any action, suit, or proceeding by reason of the fact that he or she is or was one of our employees or agents or is or was serving at our request as an employee or agent of another corporation, partnership, joint venture, trust or other enterprise. Our amended and restated bylaws also provide that we must advance expenses incurred by or on behalf of a director or officer in advance of the final disposition of any action or proceeding, subject to very limited exceptions.

Further, we have entered into indemnification agreements with each of our directors and executive officers that are broader than the specific indemnification provisions contained in the Delaware General Corporation Law. These indemnification agreements require us, among other things, to indemnify our directors and executive officers against liabilities that may arise by reason of their status or service. These indemnification agreements also require us to advance all expenses incurred by the directors and executive officers in investigating or defending any such action, suit or proceeding. We believe that these agreements are necessary to attract and retain qualified individuals to serve as directors and executive officers.

The limitation of liability and indemnification provisions included in our amended and restated certificate of incorporation, amended and restated bylaws and in indemnification agreements that we entered into or may in the future enter into with our directors and executive officers may discourage stockholders from bringing a lawsuit against our directors and executive officers for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against our directors and executive officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be harmed to the extent that we pay the costs of settlement and damage awards against directors and executive officers as required by these indemnification provisions. At present, we are not aware of any pending litigation or proceeding involving any person who is or was one of our directors, officers, employees or other agents or is or was serving at our request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, for which indemnification is sought, and we are not aware of any threatened litigation that may result in claims for indemnification.

We have obtained insurance policies under which, subject to the limitations of the policies, coverage is provided to our directors and executive officers against loss arising from claims made by reason of breach of fiduciary duty or other wrongful acts as a director or executive officer, including claims relating to public securities matters, and to us with respect to payments that may be made by us to these directors and executive officers pursuant to our indemnification obligations or otherwise as a matter of law.

Certain of our non-employee directors may, through their relationships with their employers, be insured and/or indemnified against certain liabilities incurred in their capacity as members of our board of directors.

The underwriting agreement provides for indemnification by the underwriters of us and our officers, directors and employees for certain liabilities arising under the Securities Act or otherwise.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling our company pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Other Transactions with Our Executive Officers and Directors and Affiliated Entities

We have granted stock options and RSUs to our executive officers and certain of our directors. See the section of this Annual Report on Form 10-K captioned “Executive Compensation—Outstanding Equity Awards at Fiscal Year-End” for a description of these stock options and RSUs.

Policies and Procedures for Related Party Transactions

The audit committee of our board of directors has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. For purposes of this policy, a related person is defined as a director, executive officer, nominee for director or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and their immediate family members. Our audit committee charter provides that the audit committee shall review and approve or disapprove any related party transactions. We also adopted a formal policy governing the review and approval of related party transactions.

All of the transactions described above were entered into prior to the adoption of this policy. Accordingly, each was approved by disinterested members of our board of directors after making a determination that the transaction was executed on terms no less favorable than those that could have been obtained from an unrelated third party.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2014 Annual Meeting of Stockholders under the section captioned “Ratification of Selection of Independent Auditors.”

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	Documents Filed as Part of this Annual Report on Form 10-K

1.	Financial Statements (included in Item 8 of this Annual Report on Form 10-K):

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2014 and 2013

•	Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2014, 2013 and 2012

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Financial statements schedules are omitted as they are either not required or the information is otherwise included in the consolidated financial statements.

3.	The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Cambridge, Commonwealth of Massachusetts, on the 5th day of March, 2015.

HUBSPOT, INC.

By:	/s/ Brian Halligan
Brian Halligan Chief Executive Officer and Chairman

POWER OF ATTORNEY

We, the undersigned directors and officers of HubSpot, Inc. (the “Company”), hereby and severally constitute and appoint Brian Halligan, J.D. Sherman and John Kinzer and each of them singly, our true and lawful attorneys, with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person and hereby ratifying and confirming all that said attorneys and each of them, or their substitutes, shall do or cause to be done by virtue of this Power of Attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Halligan	Chief Executive Officer and Chairman	March 5, 2015
Brian Halligan	(Principal Executive Officer)

/s/ John Kinzer	Chief Financial Officer	March 5, 2015
John Kinzer	(Principal Financial and Accounting Officer)

/s/ Dharmesh Shah	Director and Chief Technology Officer	March 5, 2015
Dharmesh Shah

/s/ Stacey Bishop	Director	March 5, 2015
Stacey Bishop

/s/ Larry Bohn	Director	March 5, 2015
Larry Bohn

/s/ Ron Gill	Director	March 5, 2015
Ron Gill

/s/ Lorrie Norrington	Director	March 5, 2015
Lorrie Norrington

/s/ Michael Simon	Director	March 5, 2015
Michael Simon

/s/ David Skok	Director	March 5, 2015
David Skok

Exhibit number	Description of exhibit

3.1(1)	Seventh Amended and Restated Certificate of Incorporation (as amended and currently in effect)

3.2(2)	Amended and Restated Bylaws (as currently in effect)

4.1(3)	Form of Common Stock Certificate

4.2(4)	Fourth Amended and Restated Investors’ Rights Agreement between the Registrant and the investors named therein dated October 25, 2012

4.3(5)	Warrant to Purchase Common Stock dated April 4, 2012 issued by the Registrant to Comerica Bank

10.1(6)	Lease dated March 10, 2010 between 25 First Street, LLC and the Registrant, as amended

10.2(7)	Lease dated December 11, 2012 between AIG Property Company Limited and HubSpot Ireland Limited

10.3(8)	Lease dated February 14, 2014 between AIG Property Company Limited and HubSpot Ireland Limited

10.4(9)#	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors

10.5(10)#	2007 Equity Incentive Plan and forms of restricted stock agreement and option agreements thereunder

10.6(11)#	2014 Stock Option and Grant Plan and forms of option agreements thereunder

10.7(12)	Amended and Restated Loan and Security Agreement dated April 4, 2012 by and between Comerica Bank and the Registrant, as amended

10.8(13)#	2014 Employee Stock Purchase Plan

10.9(14)#	Non-Employee Director Compensation Policy

10.10(15)#	Senior Executive Cash Incentive Bonus Plan

21.1**	List of Subsidiaries

23.1**	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1**	Power of Attorney (included on signature page)

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**Ÿ	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates a management contract or compensatory plan.
**	Filed herewith
Ÿ	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates any of them by reference.
(1)	Incorporated by reference to Exhibit 3.2 to HubSpot, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-198333) filed on August 25, 2014.
(2)	Incorporated by reference to Exhibit 3.4 to HubSpot, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-198333) filed on August 25, 2014.
(3)	Incorporated by reference to Exhibit 4.1 to HubSpot, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-198333) filed on September 26, 2014.
(4)	Incorporated by reference to Exhibit 4.2 to HubSpot, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-198333) filed on August 25, 2014.
(5)	Incorporated by reference to Exhibit 4.3 to HubSpot, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-198333) filed on August 25, 2014.
(6)	Incorporated by reference to Exhibit 10.1 to HubSpot, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-198333) filed on August 25, 2014.
(7)	Incorporated by reference to Exhibit 10.2 to HubSpot, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-198333) filed on August 25, 2014.
(8)	Incorporated by reference to Exhibit 10.3 to HubSpot, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-198333) filed on August 25, 2014.
(9)	Incorporated by reference to Exhibit 10.4 to HubSpot, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-198333) filed on August 25, 2014.
(10)	Incorporated by reference to Exhibit 10.5 to HubSpot, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-198333) filed on August 25, 2014.
(11)	Incorporated by reference to Exhibit 10.6 to HubSpot, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-198333) filed on September 26, 2014.
(12)	Incorporated by reference to Exhibit 10.7 to HubSpot, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-198333) filed on September 26, 2014.
(13)	Incorporated by reference to Exhibit 10.8 to HubSpot, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-198333) filed on October 6, 2014.
(14)	Incorporated by reference to Exhibit 10.9 to HubSpot, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-198333) filed on September 26, 2014.
(15)	Incorporated by reference to Exhibit 10.10 to HubSpot, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-198333) filed on September 26, 2014.