Form 10-Q
period 2015-03-31
HUBSPOT INC
filed 2015-05-07
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2015

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

There were 33,081,183 shares of the registrant’s Common Stock issued and outstanding as of April 30, 2015.

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

PART I — Financial Information

ITEM 1.	Financial Statements

HubSpot, Inc.

Unaudited Consolidated Balance Sheets

(In thousands)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$129,375	$123,721
Short-term investments	6,717	—
Accounts receivable — net of allowance for doubtful accounts of $206, and $218 at March 31, 2015 and December 31, 2014, respectively	15,458	14,270
Deferred commission expense	5,991	5,995
Restricted cash	205	230
Prepaid hosting costs	1,875	1,777
Prepaid expenses and other current assets	4,555	3,516

Total current assets	164,176	149,509
Long-term investments	19,038	—
Property and equipment, net	11,561	11,381
Capitalized software development costs, net	4,225	4,433
Other assets	120	116
Intangible assets, net	179	89
Goodwill	9,773	9,330

Total assets	209,072	174,858

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	1,544	2,800
Accrued compensation costs	6,440	7,660
Other accrued expenses	10,313	7,953
Capital lease obligations	101	100
Deferred rent	365	110
Deferred revenue	46,534	40,805

Total current liabilities	65,297	59,428
Capital lease obligations, net of current portion	53	78
Deferred rent, net of current portion	4,052	4,153
Deferred revenue, net of current portion	462	500

Total liabilities	69,864	64,159

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	32	32
Additional paid-in capital	304,715	265,113
Accumulated other comprehensive loss	(380)	(145)
Accumulated deficit	(165,159)	(154,301)

Total stockholders’ equity	139,208	110,699

Total liabilities and stockholders’ equity	$209,072	$174,858

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenues:
Subscription	$34,939	$22,285
Professional services and other	3,227	1,889

Total revenue	38,166	24,174

Cost of Revenues:
Subscription	6,940	5,097
Professional services and other	3,525	2,567

Total cost of revenues	10,465	7,664

Gross profit	27,701	16,510

Operating expenses:
Research and development	7,501	4,693
Sales and marketing	23,897	15,926
General and administrative	7,715	5,305

Total operating expenses	39,113	25,924

Loss from operations	(11,412)	(9,414)

Other income (expense):
Interest income	10	2
Interest expense	(32)	(51)
Other income (expense)	628	(2)

Total other income (expense)	606	(51)

Loss before provision for income taxes	(10,806)	(9,465)
Provision for income taxes	(52)	—

Net loss	(10,858)	(9,465)
Preferred stock accretion	—	(12)

Net loss attributable to common stockholders	$(10,858)	$(9,477)

Net loss attributable to common stockholders per share, basic and diluted	$(0.34)	$(1.73)
Weighted average common shares used in computing basic and diluted net loss attributable to common stockholders per share:	31,636	5,490

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended March 31,
	2015	2014
Net loss	$(10,858)	$(9,465)
Other comprehensive loss:
Foreign currency translation adjustment	(209)	(1)
Changes in unrealized losses on investments	(26)	—

Comprehensive loss	$(11,093)	$(9,466)

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2015	2014
Operating Activities:
Net loss	$(10,858)	$(9,465)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Depreciation and amortization	1,747	1,443
Stock-based compensation	5,142	1,072
Provision for deferred income taxes	26	—
Provision for doubtful accounts	209	100
Amortization of bond premium discount	2	—
Noncash rent expense	168	91
Unrealized currency translation	(448)	—
Changes in assets and liabilities
Accounts receivable	(1,660)	(1,202)
Prepaid expenses and other assets	(1,151)	(8)
Deferred commission expense	4	(277)
Accounts payable	(1,110)	(642)
Accrued expenses	652	642
Restricted cash	—	(63)
Deferred rent	—	1,002
Deferred revenue	6,462	4,731

Net cash and cash equivalents used in operating activities	(815)	(2,576)

Investing Activities:
Purchases of investments	(25,784)	—
Purchases of property and equipment	(1,025)	(2,480)
Capitalization of software development costs	(770)	(954)
Acquisition of business	(600)	—

Net cash and cash equivalents used in investing activities	(28,179)	(3,434)

Financing Activities:
Secondary offering proceeds, net of offering costs paid of $138	34,114	—
Proceeds from exercise of options	555	1,404
Payment of deferred initial public offering costs	—	(26)
Proceeds from employee stock purchase plan	411	—
Repayments of capital lease obligations	(24)	(47)

Net cash and cash equivalents provided by financing activities	35,056	1,331

Effect of exchange rate changes on cash	(408)	3

Net increase (decrease) in cash and cash equivalents	5,654	(4,676)
Cash and cash equivalents, beginning of period	123,721	12,643

Cash and cash equivalents, end of period	$129,375	$7,967

Supplemental cash flow disclosure:
Cash and cash equivalents paid for interest	$29	$7

Non-cash investing and financing activities:
Offering costs incurred but not yet paid	$295	$1,512
Capital expenditures incurred but not yet paid	$5	$685
Accretion of preferred stock	$—	$12

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

On March 24, 2015, the Company closed a common stock public offering whereby 971,891 shares of common stock were sold to the public, including the underwriters’ overallotment option of 121,891 shares of common stock, at a price of $37.00 per share. The Company received aggregate proceeds of approximately $34.3 million from the offering, net of underwriters’ discounts and commissions, but before deduction of offering expenses of approximately $433 thousand.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management the Company had prepared the accompanying unaudited financial statements on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2014, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2015. The year-end balance sheet data was derived from audited financial statements, but this Form 10-Q does not include all disclosures required under GAAP. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted under the rules and regulations of the Securities and Exchange Commission (SEC).

These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2015. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K that have had a material impact on our consolidated financial statements and related notes other than the addition of investments described below.

Investments

Investments consist of corporate debt securities. Securities having remaining maturities of more than three months at the date of purchase and less than one year from the date of the balance sheets are classified as short-term, and those with maturities of more than one year from the date of the balance sheet are classified as long-term in the consolidated balance sheets. The Company classifies its debt investments with readily determinable market values as available-for-sale. These investments are classified as investments on the consolidated balance sheets and are carried at fair market value, with unrealized gains and losses considered to be temporary in nature reported as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The Company reviews all investments for reductions in fair value that are other-than-temporary. When such reductions occur, the cost of the investment is adjusted to fair value through recording a loss on investments in the consolidated statements of operations. Gains and losses on investments are calculated on the basis of specific identification.

Investments are considered to be impaired when a decline in fair value below cost basis is determined to be other-than-temporary. The Company periodically evaluates whether a decline in fair value below cost basis is other-than-temporary by considering available evidence regarding these investments including, among other factors: the duration of the period that, and extent to which, the fair value is less than cost basis; the financial health of, and business outlook for the issuer, including industry and sector performance and operational and financing cash flow factors; overall market conditions and trends and the Company’s intent and ability to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in market value. Once a decline in fair value is determined to be other-than-temporary, a write-down is recorded and a new cost basis in the security is established. Assessing the above factors involves inherent uncertainty. Write-downs, if recorded, could be materially different from the actual market performance of investments in the Company’s portfolio if, among other things, relevant information related to the investment was not publicly available.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In April 2015, the Board tentatively decided to defer the original effective date of interim and annual reporting periods beginning after December 15, 2016 by one year. As a result, public entities would apply the new revenue standard to annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before the original public entity effective date (that is, annual periods beginning after December 15, 2016). The Company is evaluating the potential impact of adopting this new accounting guidance.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation. During the first quarter of 2015, the Company classified $657 thousand of credit card fees associated with customer payments within general and administrative expenses on the consolidated statement of operations. Accordingly, the Company reclassified $450 thousand of credit card fees associated with customer payments for the three months ended March 31, 2014 from cost of revenues, subscription to general and administrative expenses to confirm with this presentation. The Company will also reclassify credit card fees of $457 thousand for the three months ended June 30, 2014, $500 thousand for the three months ended September 30, 2014, and $593 thousand for the three months ended December 31, 2014.

2. Net Loss per Share

Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, common stock warrants, restricted stock units (“RSUs”) and redeemable convertible preferred stock are considered to be common stock equivalents. The Company applied the two-class method to calculate its basic and diluted net loss per share of common stock for the three months ended March 31, 2014, as its convertible preferred stock and common stock are participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. However, the two-class method does not impact the net loss per share of common stock as the Company was in a loss position for the three months ended March 31, 2014 and preferred stockholders did not participate in losses.

A reconciliation of the denominator used in the calculation of basic and diluted loss attributable to common stockholders per share is as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net loss attributable to common stockholders	$(10,858)	$(9,477)

Weighted-average common shares outstanding — basic	31,636	5,490
Dilutive effect of share equivalents resulting from stock options, RSUs, common stock warrants, and redeemable convertible preferred shares (as converted)	—	—

Weighted-average common shares, outstanding — diluted	31,636	5,490

Net loss attributable to common stockholders per share, basic and diluted	$(0.34)	$(1.73)

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

	March 31,
	2015	2014
	(in thousands)
Options to purchase common shares	4,742	4,732
Common stock warrants	13	13
Convertible preferred stock (as converted)	—	19,530
RSUs	2,043	1,089

3. Fair Value of Financial Instruments

The Company measures certain financial assets at fair value. Fair value is determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as determined by either the principal market or the most advantageous market. Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy, as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at March 31, 2015 and December 31, 2014.

	March 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$69,114	$—	$—	$69,114
Commercial paper	—	5,000	—	5,000
Corporate bonds	—	25,755	—	25,755

Total	$69,114	$30,755	$—	$99,869

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$100,000	$—	$—	$100,000

Total	$100,000	$—	$—	$100,000

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets.

The holdings classified as commercial paper above had original maturities to the Company of less than 90 days, and therefore have been included within cash and cash equivalents within the consolidated balance sheets.

For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

The following tables summarize the composition of our short- and long-term investments at March 31, 2015. The Company did not have any investments at December 31, 2014.

	March 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Corporate bonds	25,781	1	(27)	25,755

Total	$25,781	$1	$(27)	$25,755

For all of our securities for which the amortized cost basis was greater than the fair value at March 31, 2015, the Company has concluded that there is no plan to sell the security nor is it more likely than not that the Company would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, the Company considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

Contractual Maturities

The contractual maturities of short-term and long-term investments held at March 31, 2015 are as follows:

	March 31, 2015
	Amortized Cost Basis	Aggregate Fair Value
	( in thousands)
Due within one year	$6,720	$6,717
Due after 1 year through 2 years	19,061	19,038

Total	$25,781	$25,755

4. Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Computer equipment & purchased software	$998	$904
Furniture and fixtures	3,394	3,010
Office equipment	1,119	1,118
Leasehold improvements	10,487	10,153
Equipment under capital lease	562	562

Total property and equipment	16,560	15,747
Less accumulated depreciation	$(4,999)	(4,366)

Property and equipment, net	$11,561	$11,381

Depreciation expense was $668 thousand for the three months ended March 31, 2015 and $553 thousand for the three months ended March 31, 2014.

5. Capitalized Software Development Costs

Capitalized software development costs consisted of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Gross capitalized software development costs	$15,073	$14,219
Accumulated amortization	(10,848)	(9,786)

Capitalized software development costs, net	$4,225	$4,433

The following table summarizes software development costs capitalized, stock-based compensation included in capitalized software development costs, and amortization of capitalized software development costs:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Software development costs capitalized	$854	$1,005
Stock-based compensation included in capitalized software development costs	$84	$51
Amortization of software development costs	$1,062	$828

6. Business Combination, Intangible Assets and Goodwill

During the three months ended March 31, 2015 the Company acquired certain assets and treated this purchase as a business combination. The Company paid cash considerations of $600 thousand for these assets and allocated $107 thousand to acquired technology, $50 thousand to certain other assets, and the remaining $443 thousand to goodwill.

Intangible assets as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Acquired technology	$852	$745
Acquired intellectual property	80	80
Accumulated amortization	(753)	(736)

Total	$179	$89

Amortization expense related to intangible assets was $17 thousand for the three months ended March 31, 2015 and $62 thousand for the three months ended March 31, 2014. Amortization expense of acquired technology is included in cost of subscription revenue in the consolidated statements of operations. Amortization expense of acquired intellectual property is included in sales and marketing expense in the consolidated statements of operations.

Remaining amortization expense for intangible assets is as follows:

Years ended December 31,	Amortization Expense
(in thousands)
2015	$79
2016	84
2017	16

Total	$179

The changes in the carrying amount of goodwill for the three months ended March 31, 2015 were as follows:

Goodwill
(in thousands)
Balance as of December 31, 2014	$9,330
Business combination	443

Balance as of March 31, 2015	$9,773

7. Commitments and Contingencies

There were no material changes in our commitments under contractual obligations, as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2014.

Legal Contingencies

From time to time, we may become a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, and threatened claims, breach of contract claims, tax, and other matters. We currently have no material pending litigation.

8. Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ deficit, for the three months ended March 31, 2015.

	Foreign Currency Items	Unrealized loss on investments	Total
	(in thousands)
Beginning balance at December 31, 2014	$(145)	$—	$(145)
Other comprehensive loss before reclassifications	(209)	(26)	(235)
Amounts reclassified from accumulated other comprehensive income	—	—	—

Ending balance at March 31, 2015	$(354)	$(26)	$(380)

9. Stock-Based Compensation Expense

The following two tables show stock compensation expense by award type and where the stock compensation expense is recorded in the Company’s consolidated statements of operations:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Options	$1,582	$1,072
RSUs	3,396	—
Employee stock purchase plan	164	—

Total stock based compensation	$5,142	$1,072

Effect of stock-based compensation on income by line item:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cost of revenue, subscription	$67	$16
Cost of revenue, service	257	69
Research and development	1,633	146
Sales and marketing	2,055	412
General and administrative	1,130	429

Total stock based compensation	$5,142	$1,072

Excluded from stock-based compensation expense is $84 thousand of capitalized software development costs for the three months ended March 31, 2015 and $51 thousand for the three months ended March 31, 2014.

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

Revenues by geographical region:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Americas	$33,225	$22,061
Europe	4,502	2,113
Asia Pacific	439	—

Total	$38,166	$24,174

Percentage of revenues generated outside of the Americas	13%	9%

Total long lived assets by geographical region:

	March 31, 2015	December 31 2014
	( in thousands)
Americas	$10,967	$10,711
Europe	594	670
Asia Pacific	—	—

Total Long Lived Assets	$11,561	$11,381

Percentage of long lived assets held outside of the Americas	5%	6%

12. Subsequent event

In April 2015 the Company entered into a new 10 year property lease for approximately 60,000 square feet of space. The lease commences on January 1, 2016 and the Company will pay an aggregate of approximately $37 million in rent over the 10 year lease period.

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

While our platform can scale to the enterprise, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving them. We efficiently reach these businesses at scale through our proven inbound go-to-market approach and more than 2,300 marketing agency partners worldwide. Our platform is particularly suited to serving the needs of mid-market business-to-business companies. These mid-market businesses seek an integrated, easy to implement and easy to use solution to reach customers and compete with organizations that have larger marketing and sales budgets. As of March 31, 2015, we had 14,746 customers of varying sizes in over 90 countries, representing almost every industry.

We derive most of our revenue from subscriptions to our cloud-based software platform and related professional services, which consist of customer training and other consulting services. Subscription revenue accounted for 92% of our total revenue in the three months ended March 31, 2015 and March 31, 2014. We sell three product plans at different base prices on a subscription basis, each of which includes our core platform and integrated applications to meet the needs of the various customers we serve. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We generate additional revenue based on the purchase of additional subscriptions and applications and the number of account users, subdomains and website visits. Substantially all of our customers’ subscriptions are one year or less in duration. Subscriptions are non-cancelable and are billed in advance on various schedules. Because the mix of billing terms for orders can vary from period to period, the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. Accordingly, we do not believe that change in deferred revenue is an accurate indicator of future revenue for a given period of time.

Professional services and other revenue accounted for 8% of our total revenue in the three months ended March 31, 2015 and 2014. Our software is designed to be ready to use immediately after a new customer subscribes. Most of our customers purchase on-boarding and training services which are designed to help customers enhance their ability to attract, engage and delight their customers using our platform.

We have focused on rapidly growing our business and plan to continue to make investments to help us address some of the challenges facing us to support this growth, such as demand for our platform by existing and new customers, significant competition from other providers of marketing software and related applications and rapid technological change in our industry. We believe that the growth of our business is dependent on many factors, including our ability to expand our customer base, increase adoption of our platform within existing customers, develop new products and applications to extend the functionality of our platform and provide a high level of customer service. We expect to increase our investment in sales and marketing as we continue to expand our sales teams, increase our marketing activities and grow our international operations. We also expect to increase our investment in research and development as we continue to introduce new products and applications to extend the functionality of our platform. We also intend to invest in maintaining a high level of customer service and support which we consider critical for our continued success. We plan to continue investing in our data center infrastructure and services capabilities in order to support continued future customer growth. We also expect to continue to incur additional general and administrative expenses as a result of both our growth and the infrastructure required to be a public company. We expect to use the proceeds from our recent stock offerings to fund these growth strategies and do not expect to be profitable in the near term.

We believe that these investments will result in an increase in our subscription revenue base and improvement in the retention of this base. This will result in revenue increasing faster than the increase in sales and marketing, research and development and general and administrative expenses, exclusive of stock-based compensation, as we reach economies of scale. With this increased operating leverage, we expect our gross and operating margins to increase in the long term. However, we will incur losses in the short term. If we are unable to achieve our revenue growth objectives, including a high rate of renewals of our customer agreements, we may not be able to achieve profitability.

Key Business Metrics

The following key business metrics are presented in this Quarterly Report on Form 10-Q. We use these key business metrics to evaluate our business, measure our performance, identify trends affecting our business and results of operations, formulate financial projections and make strategic decisions. These key business metrics may be calculated in a manner different than similar key business metrics used by other companies.

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

Average Subscription Revenue per Customer. We define average subscription revenue per customer during a particular period as subscription revenue from our total customers during the period divided by the average total customers during the same period. Average subscription revenue per customer for the three months ended March 31, 2015 is presented in this Quarterly Report on Form 10-Q on an annualized basis.

Results of Operations for the Three Months Ended March 31, 2015 and 2014

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

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenues:
Subscription	$34,939	$22,285
Professional services and other	3,227	1,889

Total revenue	38,166	24,174

Cost of Revenues:
Subscription	6,940	5,097
Professional services and other	3,525	2,567

Total cost of revenues	10,465	7,664

Gross profit	27,701	16,510

Operating expenses:
Research and development	7,501	4,693
Sales and marketing	23,897	15,926
General and administrative	7,715	5,305

Total operating expenses	39,113	25,924

Loss from operations	(11,412)	(9,414)

Other income (expense):
Interest income	10	2
Interest expense	(32)	(51)
Other income (expense)	628	(2)

Total other income (expense)	606	(51)

Loss before provision for income taxes	(10,806)	(9,465)
Provision for income taxes	(52)	—

Net loss	(10,858)	(9,465)

	Three Months Ended March 31,
	2015	2014
Revenue:
Subscription	92%	92%
Professional services and other	8	8

Total revenue	100	100

Cost of revenue:
Subscription and support	18	21
Professional services and other	9	11

Total cost of revenue	27	32

Gross profit	73	68

Operating expenses:
Research and development	20	19
Sales and marketing	63	66
General and administrative	20	22

Total operating expenses	102	107
Loss from operations	(30)	(39)

Total other income expense	2	—

Loss before provision for income taxes	(28)	(39)
Provision for income taxes	—	—

Net loss	(28)%	(39)%

Percentages are based on actual values. Totals may not sum due to rounding.

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Revenue

	Three Months Ended March 31,
(dollars in thousands)	2015	2014	$ Change	% Change
Revenues:
Subscription	$34,939	$22,285	$12,654	57%
Professional services and other	3,227	1,889	1,338	71

Total revenue	$38,166	$24,174	$13,992	58%

Subscription revenue increased during the three months ended March 31, 2015 compared to the comparable period in 2014 due to the increase in total customers, which grew from 10,902 as of March 31, 2014 to 14,746 as of March 31, 2015, and an increase in average subscription revenue per customer, which grew from $8,478 for the three months ended March 31, 2014 to $9,740 for the three months ended March 31, 2015. The growth in total customers was primarily driven by our increased sales representative capacity to meet market demand. The increase in average subscription revenue per customer was driven primarily by existing customers increasing their use of our products, existing customers purchasing additional subscriptions, and new customers purchasing our higher price product plans.

The 71% increase in professional services and other revenue resulted primarily from the delivery of training services for subscriptions sold.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,
(dollars in thousands)	2015	2014	$ Change	% Change
Total cost of revenue	$10,465	$7,664	$2,801	37%
Gross profit	27,701	16,510	11,191	68%
Gross margin	73%	68%

Total cost of revenue for the three months ended March 31, 2015 increased compared to the comparable period in 2014 primarily due to an increase in subscription and hosting costs, employee-related costs, amortization of developed technology, and allocated overhead expenses. The increase in gross margin was primarily driven by improved leverage of our hosting costs relative to growth in subscription revenue.

	Three Months Ended March 31,
(dollars in thousands)	2015	2014	$ Change	% Change
Subscription cost of revenue	$6,940	$5,097	$1,843	36%
Percentage of subscription revenue	20%	23%

The increase in subscription cost of revenue for the three month period ended March 31, 2015 compared to the same period in 2014 was primarily due to the following:

Change
(in thousands)
Subscription and hosting costs	$1,186
Allocated overhead expenses	234
Employee-related costs	233
Capitalized software amortization	190

$1,843

Subscription and hosting costs increased due to growth in our customer base from 10,902 at March 31, 2014 to 14,746 at March 31, 2015. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products.

	Three Months Ended March 31,
(dollars in thousands)	2015	2014	$ Change	% Change
Professional services and other cost of revenue	$3,525	$2,567	$958	37%
Percentage of professional services and other revenue	109%	136%

The increase in professional services and other cost of revenue for the three month period ended March 31, 2015 compared to the same period in 2014 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$436
Allocated overhead expenses	277
Professional fees	245

$958

Employee-related costs increased as a result of increased headcount as we continue to grow our professional services organization to support our customer growth. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount. Professional fees increased due to use of third parties to assist with customer implementations.

Research and Development

	Three Months Ended March 31,		$ Change	% Change
(dollars in thousands )	2015	2014
Research and development	$7,501	$4,693	$2,808	60%
Percentage of total revenue	20%	19%

The increase in research and development expense for the three month period ended March 31, 2015 compared to the same periods in 2014 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$2,275
Allocated overhead expense	533

$2,808

Employee-related costs increased as a result of increased headcount as we continue to grow our engineering organization to develop new products and continue to develop and enhance our existing platform. Allocated overhead expense increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount.

Sales and Marketing

	Three Months Ended March 31,
(dollars in thousands)	2015	2014	$ Change	% Change
Sales and marketing	$23,897	$15,926	$7,971	50%
Percentage of total revenue	63%	66%

The increase in sales and marketing expense for the three month period ended March 31, 2015 compared to the same periods in 2014 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$5,879
Partner commissions	905
Allocated overhead expenses	659
Marketing programs	528

$7,971

Employee-related costs increased as a result of increased headcount as we continue to expand our selling and marketing organizations to grow our customer base. Partner commissions increased as a result of increased revenue generated through our marketing agency partners. Allocated overhead expenses increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount. Marketing programs increased as the Company continues to make investments in attracting new customers.

General and Administrative

	Three Months Ended March 31,
(dollars in thousands)	2015	2014	$ Change	% Change
General and administrative	$7,715	$5,305	$2,410	45%
Percentage of total revenue	20%	22%

The increase in general and administrative expense for the three month period ended March 31 2015 compared to the same periods in 2014 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$1,568
Professional fees	437
Allocated overhead expenses	405

$2,410

Employee-related costs increased as a result of increased headcount as we continue to grow our business and require additional personnel to support our expanded operations including infrastructure and controls required for being a public company. Professional fees increased as a result of increased use of accounting, consulting and legal services related to international expansion and costs incurred as a public company. Allocated overhead expenses increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount.

Other income (expense)

	Three Months Ended March 31,
(dollars in thousands)	2015	2014	$ Change	% Change
Other income (expense)	$606	$(51)	$657	1,288%
Percentage of total revenue	2%	*

*	not meaningful

Other income (expense) includes interest income and expense and the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities. Other income (expense) increased as a result of changes in foreign exchange rates.

	Three Months Ended March 31,
(dollars in thousands)	2015	2014	$ Change	% Change
Provision for income taxes	$(52)	$—	$(52)	*
Percentage of total revenue	*	*

*	not meaningful

Provision for income taxes consists of current and deferred taxes for U.S. and foreign income taxes. Provision for income taxes is not significant for any period presented.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents and net accounts receivable. In connection with our secondary offering in March 2015 we received aggregate net proceeds of $34.3 million.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cash and cash equivalents	$129,375	$7,967
Working capital	98,879	(19,408)
Net cash and cash equivalents used in operating activities	(815)	(2,576)
Net cash and cash equivalents used in investing activities	(28,179)	(3,434)
Net cash and cash equivalents provided by financing activities	35,056	1,331

Our cash and cash equivalents at March 31, 2015 were held for working capital purposes. We believe our working capital is sufficient to support our operations for at least the next 12 months. At March 31, 2015, $4.8 million of our cash and cash equivalents was held in accounts outside the United States. These funds would be subject to U.S. federal taxation if repatriated, with such tax liability partially offset by foreign tax credits. Any potential tax impact of repatriating these funds would be immaterial to the financial statements. We do not intend to repatriate these funds.

Net Cash and Cash Equivalents Used in Operating Activities

Net cash and cash equivalents used in operating activities consists primarily of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash and cash equivalents used in operating activities during the three months ended March 31, 2015 primarily reflected our net loss of $10.9 million, offset by non-cash expenses that included $1.7 million of depreciation and amortization, $5.1 million in stock-based compensation, $209 thousand of provision for doubtful accounts and $168 thousand of non-cash rent expense. Working capital sources of cash and cash equivalents included a $6.5 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, and a $652 thousand increase in accrued expenses. These sources of cash and cash equivalents were offset by a $1.7 million increase in accounts receivable as a result of increased billings to customers consistent with the overall growth of the business, a $1.1 million decrease in accounts payable, and a $1.2 million increase in prepaid expenses related to increased activity consistent with the growth of the business.

Net cash and cash equivalents used in operating activities during the three months ended March 31, 2014 primarily reflected our net loss of $9.5 million, offset by non-cash expenses that included $1.4 million of depreciation and amortization, $1.1 million in stock-based compensation, $100 thousand of provision for doubtful accounts and $91 thousand of non-cash rent expense. Working capital sources of cash and cash equivalents included a $4.7 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period and a $1.0 million increase in deferred rent associated with reimbursements by our landlord for leasehold improvements. These sources of cash and cash equivalents were offset by a $1.2 million increase in accounts receivable as a result of increased billings to customers consistent with the overall growth of the business.

Net Cash and Cash Equivalents Used in Investing Activities

Our investing activities have consisted primarily of purchases of investments, property and equipment purchases for computer-related equipment and capitalization of software development costs. Capitalized software development costs are related to new products or improvements to our existing software platform that expands the functionality for our customers.

Net cash and cash equivalents used in investing activities during the three months ended March 31, 2015 consisted primarily of $25.8 million of purchases of investments, $1.0 million of purchased property and equipment, $600 thousand used to acquire a business, and $770 thousands of capitalized software development costs.

Net cash and cash equivalents used in investing activities during the three months ended March 31, 2014 consisted primarily of $2.5 million of purchased property and equipment and $1.0 million of capitalized software development costs.

Net Cash and Cash Equivalents Provided by Financing Activities

Our primary financing activities have consisted primarily of our stock offerings, draw-downs and repayments of our line of credit, and proceeds from the exercise of options.

For the three months ended March 31, 2015, cash provided by financing activities consisted primarily of $34.1 million of net proceeds received from the issuance of common stock, $555 thousand of proceeds received from option exercises, and $411 thousand of proceeds received from participation in our employee stock purchase plan.

For the three months ended March 31, 2014 cash provided by financing activities consisted primarily of $1.4 million of proceeds received from option exercises.

Contractual Obligations and Commitments

As of March 31, 2015 there were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10k filed with the SEC on March 5, 2015. For information on a new facilities lease executed subsequent to March 31, 2015 see Subsequent Event in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Recently Accounting Pronouncements in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Off Balance Sheet Arrangements

During the three months ended March 31, 2015, we had no material off-balance sheet arrangements, exclusive of operating leases and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

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

Interest Rate Sensitivity

We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as any investments we enter into are primarily highly liquid investments. We have a revolving credit line which we have not utilized as of March 31, 2015. The interest rate associated with the revolving line is the prime lending rate plus 0.5%. A 10% increase or decrease in interest rates would not result in a material change in either our obligations under the line of credit, even at the borrowing limit, or in the returns on our cash in 2015.

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

Inherent Limitations of Internal Controls. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II

Other Information

Item 1.	Legal Proceedings

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

We generated net losses of $10.9 million and $9.5 million for the three months ended March 31, 2015 and 2014 respectively. As of March 31, 2015, we had an accumulated deficit of $165.2 million. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to grow our marketing and sales operations, develop and enhance our inbound platform, scale our data center infrastructure and services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

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

Our head count and operations have grown substantially. For example, we had 887 full-time employees as of March 31, 2015, as compared with 785 as of December 31, 2014. We opened our first international office in Dublin, Ireland in January 2013, and a second international office in Sydney, Australia in August 2014. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

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

Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses. Our technologies may not be able to withstand any third-party claims or rights against their use. Claims of intellectual property infringement might require us to redesign our application, delay releases, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling our platform. If we cannot or do not license the infringed technology on reasonable terms or at all, or substitute similar technology from another source, our revenue and operating results could be adversely impacted. Additionally, our customers may not purchase our inbound platform if they are concerned that they may infringe third-party intellectual property rights. The occurrence of any of these events may have a material adverse effect on our business.

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

As of March 31, 2015, we have outstanding 32,485,858 shares of common stock. Of these shares, approximately 18,117,393 additional shares of common stock will be available for sale in the public market beginning on June 2, 2015 following the expiration of lock-up agreements. The representatives of the underwriters may release these stockholders from their lock-up agreements with the underwriters at any time and without notice, which would allow for earlier sales of shares in the public market.

As of March 31, 2015, an aggregate of 2,538,339 shares of our common stock is reserved for future issuance under our stock option plans, and 394,710 shares of our common stock is reserved for future issuance under our ESPP. Shares registered under our registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above and the restrictions of Securities Act Rule 144 in the case of our affiliates.

Additionally, the holders of an aggregate of 16,935,959 shares of our common stock have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

On April 23, 2015, HubSpot, Inc. (the “Company”) entered into a lease agreement (the “Lease Agreement”) with BCSP Cambridge Two Property LLC (the “Landlord”) pursuant to which the Company has agreed to lease 59,772 square feet of additional space in Cambridge, MA for. The Company will occupy the additional office space upon completion of the premises pursuant to the terms of the Lease Agreement.

The Lease Agreement provides for monthly rent payments during the lease term at an annual rate that increases from approximately $283,917 to $328,746, as set forth in the Lease Agreement. In addition to its rent obligation, the Company will also be responsible for certain costs, among other things, operating expenses, taxes, and insurance costs.

The Lease Agreement is scheduled to commence upon completion of the premises and expire one hundred twenty months thereafter. The Company may extend the term of the Lease Agreement for one successive five-year terms upon advance notice. The rent to be paid during the renewal terms will be based upon the Fair Market Rental Value as defined in and determined pursuant Lease Agreement. The Lease Agreement also contains a right of first offer for the Company for additional space that may become available.

The Lease Agreement contains customary default provisions allowing the Landlord to terminate the Lease Agreement if the Company fails to remedy a breach of any of its obligations under the Lease Agreement within specified time periods, or upon the bankruptcy or insolvency of the Company.

The foregoing summary description of the terms and conditions of the Lease Agreement does not purport to be complete and is qualified in its entirety by reference to the Lease Agreement, a copy of which is filed as Exhibit 10.1 to this Current Report on Form 10-Q and incorporated by reference herein.

Item 6.	Exhibits

The exhibits listed below are filed or incorporated by reference into this Report.

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of Common Stock certificate of the Registrant

10.1	Lease Agreement, by and between, the Registrant and BCSP Cambridge Two Property LLC, dated as of April 23, 2015.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 3.2 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2014, and incorporated herein by reference.
(2)	Filed as Exhibit 3.4 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2014, and incorporated herein by reference.
(3)	Filed as Exhibit 4.1 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 2014, and incorporated herein by reference.
*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUBSPOT, INC.

By:	/s/ John Kinzer
Name:	John Kinzer
Title:	Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Signatory)

May 7, 2015