Form 10-Q
period 2015-06-30
HUBSPOT INC
filed 2015-08-06
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2015

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

There were 33,754,797 shares of the registrant’s Common Stock issued and outstanding as of July 31, 2015.

HUBSPOT, INC.

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

PART I — Financial Information

ITEM 1.	Financial Statements

HubSpot, Inc.

Unaudited Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$74,235	$123,721
Short-term investments	35,591	—
Accounts receivable — net of allowance for doubtful accounts of $233 and $218 at June 30, 2015 and December 31, 2014, respectively	16,217	14,270
Deferred commission expense	6,009	5,995
Restricted cash	210	230
Prepaid hosting costs	1,928	1,777
Prepaid expenses and other current assets	6,570	3,516
Total current assets	140,760	149,509
Long-term investments	42,342	—
Property and equipment, net	11,337	11,381
Capitalized software development costs, net	4,233	4,433
Other assets	259	116
Intangible assets, net	153	89
Goodwill	9,773	9,330
Total assets	208,857	174,858
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	2,415	2,800
Accrued compensation costs	8,182	7,660
Other accrued expenses	12,608	7,953
Capital lease obligations	235	100
Deferred rent	562	110
Deferred revenue	49,712	40,805
Total current liabilities	73,714	59,428
Capital lease obligations, net of current portion	141	78
Deferred rent, net of current portion	4,149	4,153
Deferred revenue, net of current portion	534	500
Total liabilities	78,538	64,159
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	33	32
Additional paid-in capital	307,295	265,113
Accumulated other comprehensive loss	(458)	(145)
Accumulated deficit	(176,551)	(154,301)
Total stockholders’ equity	130,319	110,699
Total liabilities and stockholders’ equity	$208,857	$174,858

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Subscription	$39,273	$24,903	$74,212	$47,188
Professional services and other	3,668	2,195	6,895	4,084
Total revenue	42,941	27,098	81,107	51,272
Cost of Revenues:
Subscription	7,484	5,668	14,424	10,765
Professional services and other	3,789	2,614	7,314	5,181
Total cost of revenues	11,273	8,282	21,738	15,946
Gross profit	31,668	18,816	59,369	35,326
Operating expenses:
Research and development	8,158	4,948	15,658	9,641
Sales and marketing	26,291	17,094	50,188	33,020
General and administrative	8,541	5,051	16,255	10,356
Total operating expenses	42,990	27,093	82,101	53,017
Loss from operations	(11,322)	(8,277)	(22,732)	(17,691)
Other (expense) income:
Interest income	101	1	108	3
Interest expense	(79)	(70)	(109)	(121)
Other (expense) income	(55)	67	572	65
Total other (expense) income	(33)	(2)	571	(53)
Loss before provision for income taxes	(11,355)	(8,279)	(22,161)	(17,744)
Provision for income taxes	(37)	—	(89)	—
Net loss	(11,392)	(8,279)	(22,250)	(17,744)
Preferred stock accretion	—	(13)	—	(27)
Net loss attributable to common stockholders	$(11,392)	$(8,292)	$(22,250)	$(17,771)
Net loss attributable to common stockholders per share, basic and diluted	$(0.34)	$(1.44)	$(0.69)	$(3.15)
Weighted average common shares used in computing basic and diluted net loss attributable to common stockholders per share:	33,208	5,773	32,432	5,636

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(11,392)	$(8,279)	$(22,250)	$(17,744)
Other comprehensive loss:
Foreign currency translation adjustment	55	(1)	(153)	(2)
Changes in unrealized losses on investments	(133)	—	(160)	—
Comprehensive loss	$(11,470)	$(8,280)	$(22,563)	$(17,746)

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2015	2014
Operating Activities:
Net loss	$(22,250)	$(17,744)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities
Depreciation and amortization	3,565	3,047
Stock-based compensation	10,783	2,248
Provision for deferred income taxes	26	—
Provision for doubtful accounts	454	258
Amortization of bond premium discount	192	—
Noncash rent expense	192	206
Unrealized currency translation	(289)	—
Changes in assets and liabilities
Accounts receivable	(2,572)	(2,329)
Prepaid expenses and other assets	(3,352)	(203)
Deferred commission expense	(14)	(590)
Accounts payable	(310)	60
Accrued expenses	4,542	1,232
Restricted cash	—	157
Deferred rent	265	1,234
Deferred revenue	9,531	7,530
Net cash and cash equivalents provided by (used in) operating activities	763	(4,894)
Investing Activities:
Purchases of investments	(78,283)	—
Purchases of property and equipment	(1,183)	(4,924)
Capitalization of software development costs	(1,792)	(2,372)
Acquisition of a business	(600)	—
Acquisition of intangible assets	—	(80)
Restricted cash	—	1,500
Net cash and cash equivalents used in investing activities	(81,858)	(5,876)
Financing Activities:
Secondary offering proceeds, net of offering costs paid of $573	33,679	—
Proceeds from draw-down on line of credit	—	5,000
Employee taxes paid related to the net share settlement of stock-based awards	(7,852)	—
Proceeds related to the issuance of common stock under stock plans	6,189	2,039
Payment of deferred initial public offering costs	—	(1,507)
Repayments of capital lease obligations	(49)	(75)
Net cash and cash equivalents provided by financing activities	31,967	5,457
Effect of exchange rate changes on cash	(358)	(28)
Net decrease in cash and cash equivalents	(49,486)	(5,341)
Cash and cash equivalents, beginning of period	123,721	12,643
Cash and cash equivalents, end of period	$74,235	$7,302
Supplemental cash flow disclosure:
Cash and cash equivalents paid for interest	$109	$31
Non-cash investing and financing activities:
Property acquired under capital lease	$246	$—
Offering costs incurred but not yet paid	$—	$825
Capital expenditures incurred but not yet paid	$60	$414
Accretion of preferred stock	$—	$27

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

On March 24, 2015, the Company closed a common stock public offering whereby 971,891 shares of common stock were sold to the public, including the underwriters’ overallotment option of 121,891 shares of common stock, at a price of $37.00 per share. The Company received aggregate proceeds of approximately $34.3 million from the offering, net of underwriters’ discounts and commissions, but before deduction of offering expenses of approximately $573 thousand.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management the Company had prepared the accompanying unaudited financial statements on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2014, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2015. The year-end balance sheet data was derived from audited financial statements, but this Form 10-Q does not include all disclosures required under GAAP. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted under the rules and regulations of the SEC.

These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2015. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K that have had a material impact on our consolidated financial statements and related notes other than the addition of investments described below.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard now would be effective for annual reporting periods beginning January 1, 2018. The FASB will permit companies to adopt the new standard early, but not before the original effective date of January 1,2017. The Company is evaluating the potential impact of adopting this new accounting guidance.

In June 2014, the FASB issued a standards update on accounting for share-based payments when the terms of the award provide that a performance target could be achieved after a requisite service period. The standard is effective beginning January 1, 2016, with early adoption permitted. We do not expect it to have a material impact on our consolidated financial position, results of operations or cash flows.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation. During the three and six months ended June 30, 2015, the Company classified $673 thousand and $1.3 million, respectively, of credit card fees associated with customer payments within general and administrative expenses on the consolidated statement of operations. Accordingly, the Company reclassified $457 thousand of credit card fees associated with customer payments for the three months ended June 30, 2014 and $907 thousand for the six months ended June 30, 2014 from cost of revenues, subscription to general and administrative expenses to confirm with this presentation. The Company will also reclassify credit card fees of $500 thousand for the three months ended September 30, 2014, and $593 thousand for the three months ended December 31, 2014.

2. Net Loss per Share

Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, common stock warrants, restricted stock units (“RSUs”) and redeemable convertible preferred stock are considered to be common stock equivalents. The Company applied the two-class method to calculate its basic and diluted net loss per share of common stock for the three and six months ended June 30, 2014, as its convertible preferred stock and common stock are participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. However, the two-class method does not impact the net loss per share of common stock as the Company was in a loss position for the three and six months ended June 30, 2014 and preferred stockholders did not participate in losses.

A reconciliation of the denominator used in the calculation of basic and diluted loss attributable to common stockholders per share is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net loss attributable to common stockholders	$(11,392)	$(8,292)	$(22,250)	$(17,771)
Weighted-average common shares outstanding — basic	33,208	5,773	32,432	5,636
Dilutive effect of share equivalents resulting from stock options, RSUs, common stock warrants, and redeemable convertible preferred shares (as converted)
Weighted-average common shares, outstanding — diluted	33,208	5,773	32,432	5,636
Net loss attributable to common stockholders per share, basic and diluted	$(0.34)	$(1.44)	$(0.69)	$(3.15)

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

	As of June 30,
	2015	2014
	(in thousands)
Options to purchase common shares	4,079	4,809
Common stock warrants	—	13
Convertible preferred stock (as converted)	—	19,530
RSUs	1,642	1,169

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at June 30, 2015 and December 31, 2014.

	June 30, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$14,605	$—	$—	$14,605
Commercial paper	—	15,982	—	15,982
Corporate bonds	—	61,947	—	61,947
U.S. government agency obligations	—	7,004	—	7,004
Total	$14,605	$84,933	$—	$99,538

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$100,000	$—	$—	$100,000
Total	$100,000	$—	$—	$100,000

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets.

Certain holdings classified as commercial paper and corporate bonds above had original maturities to the Company of less than 90 days, and therefore have been included within cash and cash equivalents within the consolidated balance sheets.

For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

The following tables summarize the composition of our short- and long-term investments at June 30, 2015. The Company did not have any investments at December 31, 2014.

	June 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value
	(in thousands)
Commercial paper	$12,983	$—	$(1)	$12,982
Corporate bonds	58,100	—	(153)	57,947
U.S. government agency obligations	7,010	—	(6)	7,004
Total	$78,093	$—	$(160)	$77,933

For all of our securities for which the amortized cost basis was greater than the fair value at June 30, 2015, the Company has concluded that there is no plan to sell the security nor is it more likely than not that the Company would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, the Company considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

Contractual Maturities

The contractual maturities of short-term and long-term investments held at June 30, 2015 are as follows:

	June 30, 2015
	Amortized Cost Basis	Aggregate Fair Value
	( in thousands)
Due within one year	$35,627	$35,591
Due after 1 year through 2 years	42,466	42,342
Total	$78,093	$77,933

4. Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Computer equipment & purchased software	$1,018	$904
Furniture and fixtures	3,441	3,010
Office equipment	1,210	1,118
Leasehold improvements	10,562	10,153
Equipment under capital lease	808	562
Total property and equipment	17,039	15,747
Less accumulated depreciation	(5,702)	(4,366)
Property and equipment, net	$11,337	$11,381

Depreciation expense was $696 thousand for the three months ended June 30, 2015, $1.4 million for the six months ended June 30, 2015, $631 thousand for the three months ended June 30, 2014, and $1.2 million for the six months ended June 30, 2014.

5. Capitalized Software Development Costs

Capitalized software development costs consisted of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Gross capitalized software development costs	$16,176	$14,219
Accumulated amortization	(11,943)	(9,786)
Capitalized software development costs, net	$4,233	$4,433

The following table summarizes software development costs capitalized, stock-based compensation included in capitalized software development costs, and amortization of capitalized software development costs:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Software development costs capitalized	$1,103	$1,493	$1,957	$2,498
Stock-based compensation included in capitalized software development costs	$82	$75	$165	$126
Amortization of software development costs	$1,096	$923	$2,157	$1,751

6. Business Combination, Intangible Assets and Goodwill

During the six months ended June 30, 2015 the Company acquired certain assets and treated this purchase as a business combination. The Company paid cash considerations of $600 thousand for these assets and allocated $107 thousand to acquired technology, $50 thousand to certain other assets, and the remaining $443 thousand to goodwill.

Intangible assets as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Acquired technology	$852	$745
Acquired intellectual property	80	80
Accumulated amortization	(779)	(736)
Total	$153	$89

Amortization expense related to intangible assets was $26 thousand for the three months ended June 30, 2015, $44 thousand for the six months ended June 30, 2015, $50 thousand for the three months ended June 30, 2014 and $112 thousand for the six months ended June 30, 2014. Amortization expense of acquired technology is included in cost of subscription revenue in the consolidated statements of operations. Amortization expense of acquired intellectual property is included in sales and marketing expense in the consolidated statements of operations.

Remaining amortization expense for intangible assets is as follows:

Years ended December 31,	Amortization Expense
(in thousands)
2015	53
2016	84
2017	16
Total	153

The changes in the carrying amount of goodwill for the six months ended June 30, 2015 were as follows:

(in thousands)
Balance as of December 31, 2014	$9,330
Business Combination	443
Balance as of June 30, 2015	$9,773

7. Commitments and Contingencies

Except as set forth below, there were no material changes in our commitments under contractual obligations, as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2014.

In April 2015, the Company entered into a new 10 year property lease for approximately 60,000 square feet of space. The lease commences on January 1, 2016 and the Company will pay an aggregate of approximately $37 million in rent over the 10 year lease period.

Future minimum payments under all operating and capital lease agreements as of June 30, 2015, are as follows:

	Operating	Capital
	(in thousands)
2015	$2,820	$122
2016	9,269	217
2017	9,779	50
2018	9,636	—
2019	9,826	—
Thereafter	28,501	—
Total	$69,831	389

Less: Portion representing interest		(13)
Capital lease obligation		$376

Additionally, in May 2015, the Company entered into a renewal agreement with a customer relationship management vendor. The Company’s contractual obligation under this agreement is approximately $30 million, payable over the sixty month term of the agreement.

Legal Contingencies

From time to time, we may become a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, and threatened claims, breach of contract claims, tax, and other matters. We currently have no material pending litigation.

8. Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ deficit, for the six months ended June 30, 2015.

	Foreign Currency Items	Unrealized loss on investments	Total
	(in thousands)
Beginning balance at December 31, 2014	$(145)	$—	$(145)
Other comprehensive loss before reclassifications	(153)	(160)	(313)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Ending balance at June 30, 2015	$(298)	$(160)	$(458)

9. Stock-Based Compensation Expense

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Options	$1,621	$1,176	$3,270	$2,248
RSUs	3,581	—	6,909	—
Employee stock purchase plan	440	—	604	—
Total stock-based compensation expense	$5,642	$1,176	$10,783	$2,248

Effect of stock-based compensation expense on income by line item:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Cost of revenue, subscription	$92	$24	$159	$40
Cost of revenue, service	347	83	604	152
Research and development	1,629	153	3,262	299
Sales and marketing	2,077	475	4,132	887
General and administrative	1,497	441	2,626	870
Total stock-based compensation expense	$5,642	$1,176	$10,783	$2,248

Excluded from stock-based compensation expense is $82 thousand of capitalized software development costs for the three months ended June 30, 2015, $165 thousand for the six months ended June 30, 2015, $75 thousand for the three months ended June 30, 2014, and $126 thousand for the six months ended June 30, 2014.

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

Revenues by geographical region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Americas	$36,840	$24,280	$70,064	$46,341
Europe	5,243	2,818	9,746	4,931
Asia Pacific	858	—	1,297	—
Total	$42,941	$27,098	$81,107	$51,272
Percentage of revenues generated outside of the Americas	14%	10%	14%	10%

Total long lived assets by geographical region:

	As of June 30, 2015	As of December 31, 2014
Americas	$10,742	$10,711
Europe	588	670
Asia Pacific	7	—
Total long lived assets	$11,337	$11,381
Percentage of long lived assets held outside of the Americas	5%	6%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 5, 2015. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.

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

While our platform can scale to the enterprise, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving them. We efficiently reach these businesses at scale through our proven inbound go-to-market approach and more than 2,500 marketing agency partners worldwide. Our platform is particularly suited to serving the needs of mid-market business-to-business companies. These mid-market businesses seek an integrated, easy to implement and easy to use solution to reach customers and compete with organizations that have larger marketing and sales budgets. As of June 30, 2015 we had 15,839 customers of varying sizes in more than 90 countries, representing almost every industry.

We derive most of our revenue from subscriptions to our cloud-based software platform and related professional services, which consist of customer training and other consulting services. Subscription revenue accounted for 91% of our total revenue in the three months and six months ended June 30, 2015 and 92% of our total revenue in the three months and six months ended June 30, 2014. We sell three product plans at different base prices on a subscription basis, each of which includes our core platform and integrated applications to meet the needs of the various customers we serve. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We generate additional revenue based on the purchase of additional subscriptions and applications and the number of account users, subdomains and website visits. Substantially all of our customers’ subscriptions are one year or less in duration. Subscriptions are non-cancelable and are billed in advance on various schedules. Because the mix of billing terms for orders can vary from period to period, the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. Accordingly, we do not believe that change in deferred revenue is an accurate indicator of future revenue for a given period of time.

Professional services and other revenue accounted for 8% of our total revenue in the three and six months ended June 30, 2015 and 9% of our total revenue in the three and six months ended June 30, 2014. Our software is designed to be ready to use immediately after a new customer subscribes. Most of our customers purchase on-boarding and training services which are designed to help customers enhance their ability to attract, engage and delight their customers using our platform.

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

Average Subscription Revenue per Customer. We define average subscription revenue per customer during a particular period as subscription revenue from our total customers during the period divided by the average total customers during the same period. Average subscription revenue per customer for the three and six months ended June 30, 2015 is presented in this Quarterly Report on Form 10-Q on an annualized basis.

Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Subscription	$39,273	$24,903	$74,212	$47,188
Professional services and other	3,668	2,195	6,895	4,084
Total revenue	42,941	27,098	81,107	51,272
Cost of Revenues:
Subscription	7,484	5,668	14,424	10,765
Professional services and other	3,789	2,614	7,314	5,181
Total cost of revenues	11,273	8,282	21,738	15,946
Gross profit	31,668	18,816	59,369	35,326
Operating expenses:
Research and development	8,158	4,948	15,658	9,641
Sales and marketing	26,291	17,094	50,188	33,020
General and administrative	8,541	5,051	16,255	10,356
Total operating expenses	42,990	27,093	82,101	53,017
Loss from operations	(11,322)	(8,277)	(22,732)	(17,691)
Other (expense) income:
Interest income	101	1	108	3
Interest expense	(79)	(70)	(109)	(121)
Other (expense) income	(55)	67	572	65
Total other (expense) income	(33)	(2)	571	(53)
Loss before provision for income taxes	(11,355)	(8,279)	(22,161)	(17,744)
Provision for income taxes	(37)	—	(89)	—
Net loss	$(11,392)	$(8,279)	$(22,250)	$(17,744)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Subscription	91%	92%	91%	92%
Professional services and other	9	8	9	8
Total revenue	100	100	100	100
Cost of revenue:
Subscription and support	17	21	18	21
Professional services and other	9	10	9	10
Total cost of revenue	26	31	27	32
Gross profit	74	69	73	69
Operating expenses:
Research and development	19	18	19	19
Sales and marketing	61	63	62	64
General and administrative	20	19	20	20
Total operating expenses	100	100	101	103
Loss from operations	(26)	(31)	(28)	(35)
Total other (expense) income	—	—	1	—
Loss before provision for income taxes	(26)	(31)	(27)	(35)
Provision for income taxes	—	—	—	—
Net loss	(26)%	(31)%	(27)%	(35)%

Percentages are based on actual values. Totals may not sum due to rounding.

Three Months and Six Months Ended June 30, 2015 Compared to the Three Months and Six Months Ended June 30, 2014

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Revenues:
Subscription	$39,273	$24,903	$14,370	58%	$74,212	$47,188	$27,024	57%
Professional services and other	3,668	2,195	1,473	67%	6,895	4,084	2,811	69%
Total revenue	$42,941	$27,098	$15,843	58%	$81,107	$51,272	$29,835	58%

Three month change

Subscription revenue increased during the three months ended June 30, 2015 compared to the comparable period in 2014 primarily due to the increase in total customers, which grew from 11,624 as of June 30, 2014 to 15,839 as of June 30, 2015, and an increase in average subscription revenue per customer, which grew from $8,823 for the three months ended June 30, 2014 to $10,127 for the three months ended June 30, 2015. The growth in total customers was primarily driven by our increased sales representative capacity to meet market demand. The increase in average subscription revenue per customer was driven primarily by existing customers increasing their use of our products, existing customers purchasing additional subscriptions, and new customers purchasing our higher price product plans.

The 67% increase in professional services and other revenue resulted primarily from the delivery of on-boarding and training services for subscriptions sold.

Six month change

Subscription revenue increased during the six months ended June 30, 2015 compared to the comparable period in 2014 primarily due to the increase in total customers, which grew from 11,624 as of June 30, 2014 to 15,839 as of June 30, 2015, and an increase in average subscription revenue per customer, which grew from $8,670 for the six months ended June 30, 2014 to $9,949 for the six months ended June 30, 2015. The growth in total customers was primarily driven by our increased sales representative capacity to meet market demand. The increase in average subscription revenue per customer was driven primarily by existing customers increasing their use of our products, existing customers purchasing additional subscriptions, and new customers purchasing our higher price product plans.

The 69% increase in professional services and other revenue resulted primarily from the delivery of on-boarding and training services for subscriptions sold.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Total cost of revenue	$11,273	$8,282	$2,991	36%	$21,738	$15,946	$5,792	36%
Gross profit	31,668	18,816	12,852	68%	59,369	35,326	24,043	68%
Gross margin	74%	69%			73%	69%

Total cost of revenue for the three and six months ended June 30, 2015 increased compared to the comparable periods in 2014 primarily due to an increase in subscription and hosting costs, employee-related costs, amortization of developed technology, and allocated overhead expenses. The increase in gross margin was primarily driven by improved leverage of our hosting costs relative to growth in subscription revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Subscription cost of revenue	$7,484	$5,668	$1,816	32%	$14,424	$10,765	$3,659	34%
Percentage of subscription revenue	19%	23%			19%	23%

The increase in subscription cost of revenue for the three month and six month period ended June 30, 2015 compared to the same periods in 2014 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Subscription and hosting costs	$1,039	$2,224
Employee-related costs	493	702
Allocated overhead expenses	120	369
Capitalized software amortization	164	364
	$1,816	$3,659

Three month change

Subscription and hosting costs increased due to growth in our customer base from 11,624 at June 30, 2014 to 15,839 at June 30, 2015. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products.

Six month change

Subscription and hosting costs increased due to growth in our customer base from 11,624 at June 30, 2014 to 15,839 at June 30, 2015. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Professional services and other cost of revenue	$3,789	$2,614	$1,175	45%	$7,314	$5,181	$2,133	41%
Percentage of professional services and other revenue	103%	119%			106%	127%

The increase in professional services and other cost of revenue for the three and six month period ended June 30, 2015 compared to the same period in 2014 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Employee-related costs	$872	$1,361
Allocated overhead expenses	120	343
Professional fees	183	429
	$1,175	$2,133

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

Six month change

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

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands )	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Research and development	$8,158	$4,948	$3,210	65%	$15,658	$9,641	$6,017	62%
Percentage of total revenue	19%	18%			19%	19%

The increase in research and development expense for the three and six month period ended June 30, 2015 compared to the same periods in 2014 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Employee-related costs	$2,959	$5,493
Allocated overhead expenses	147	394
Professional fees	104	130
	$3,210	$6,017

Three month change

Employee-related costs and professional fees increased as a result of increased headcount as we continue to grow our engineering organization to develop new products and maintain our existing platform. Allocated overhead expense increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount.

Six month change

Employee-related costs and professional fees increased as a result of increased headcount as we continue to grow our engineering organization to develop new products and maintain our existing platform. Allocated overhead expense increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount.

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Sales and marketing	$26,291	$17,094	$9,197	54%	$50,188	$33,020	$17,168	52%
Percentage of total revenue	61%	63%			62%	64%

The increase in sales and marketing expense for the three and six month period ended June 30, 2015 compared to the same periods in 2014 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Employee-related costs	$6,473	$12,334
Partner commissions	1,093	1,998
Marketing programs	1,136	1,665
Allocated overhead expenses	495	1,171
	$9,197	$17,168

Three Month Change

Employee-related costs increased as a result of increased headcount as we continue to expand our selling and marketing organizations to grow our customer base. Partner commissions increased as a result of increased revenue generated through our marketing agency partners. Marketing programs increased as we continue to make investments in attracting new customers. Allocated overhead expenses increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount.

Six Month Change

Employee-related costs increased as a result of increased headcount as we continue to expand our selling and marketing organizations to grow our customer base. Partner commissions increased as a result of increased revenue generated through our marketing agency partners. Marketing programs increased as we continue to make investments in attracting new customers. Allocated overhead expenses increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
General and administrative	$8,541	$5,051	$3,490	69%	$16,255	$10,356	$5,899	57%
Percentage of total revenue	20%	19%			20%	20%

The increase in general and administrative expense for the three month and six month period ended June 30, 2015 compared to the same periods in 2014 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Employee-related costs	$2,066	$3,276
Professional fees	578	1,014
Allocated overhead expenses	540	990
Customer credit card fees	216	423
Bad debt expense	90	196
	$3,490	$5,899

Three Month Change

Employee-related costs increased as a result of increased headcount as we continue to grow our business and require additional personnel to support our expanded operations including infrastructure and controls required for being a public company. Professional fees increased as a result of increased use of accounting, consulting and legal services related to international expansion and costs incurred as a public company. Allocated overhead expenses increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount. Customer credit card fees and bad debt expense increased due to increased customer transactions as we continue to grow our business.

Six Month Change

Employee-related costs increased as a result of increased headcount as we continue to grow our business and require additional personnel to support our expanded operations including infrastructure and controls required for being a public company. Professional fees increased as a result of increased use of accounting, consulting and legal services related to international expansion and costs incurred as a public company. Allocated overhead expenses increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount. Customer credit card fees and bad debt expense increased due to increased customer transactions as we continue to grow our business.

Other (expense) income

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Other (expense) income	$(33)	$(2)	$(31)	1550%	$571	$(53)	$624	1177%
Percentage of total revenue	*	*			1%	*

*	not meaningful

Other (expense) income includes interest income and expense and the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities. Other (expense) income increased as a result of changes in foreign exchange rates.

Provision for income taxes

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Provision for income taxes	$(37)	$—	$(37)	*	$(89)	$—	$(89)	*
Percentage of total revenue	*	*			*	*

*	not meaningful

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

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cash and cash equivalents	$74,235	$7,302
Working capital	67,046	(22,094)
Net cash and cash equivalents provided by (used in) operating activities	763	(4,894)
Net cash and cash equivalents used in investing activities	(81,858)	(5,876)
Net cash and cash equivalents provided by financing activities	31,967	5,457

Our cash and cash equivalents at June 30, 2015 were held for working capital purposes. We believe our working capital is sufficient to support our operations for at least the next 12 months. At June 30, 2015, $7.8 million of our cash and cash equivalents was held in accounts outside the United States. These funds would be subject to U.S. federal taxation if repatriated, with such tax liability partially offset by foreign tax credits. Any potential tax impact of repatriating these funds would be immaterial to the financial statements. We do not intend to repatriate these funds.

Net Cash and Cash Equivalents Used in Operating Activities

Net cash and cash equivalents used in operating activities consists primarily of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash and cash equivalents provided by operating activities during the six months ended June 30, 2015 primarily reflected our net loss of $22.3 million, offset by non-cash expenses that included $3.6 million of depreciation and amortization, $10.8 million in stock-based compensation, $454 thousand of provision for doubtful accounts and $192 thousand of non-cash rent expense and amortization of bond premium. Working capital sources of cash and cash equivalents included a $9.5 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, and a $4.5 million increase in accrued expenses. These sources of cash and cash equivalents were offset by a $2.6 million increase in accounts receivable as a result of increased billings to customers consistent with the overall growth of the business, a $310 thousand decrease in accounts payable, and a $3.4 million increase in prepaid expenses related to increased activity consistent with the growth of the business.

Net cash and cash equivalents used in operating activities during the six months ended June 30, 2014 primarily reflected our net loss of $17.7 million, offset by non-cash expenses that included $3.0 million of depreciation and amortization, $2.2 million in stock-based compensation, $258 thousand of provision for doubtful accounts and $206 thousand of non-cash rent expense. Working capital sources of cash and cash equivalents included a $7.5 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period and a $1.2 million increase in deferred rent associated with reimbursements by our landlord for leasehold improvements. These sources of cash and cash equivalents were offset by a $2.3 million increase in accounts receivable as a result of increased billings to customers consistent with the overall growth of the business.

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

Net cash and cash equivalents used in investing activities during the six months ended June 30, 2015 consisted primarily of $78.3 million of purchases of investments, $1.2 million of purchased property and equipment, $600 thousand used to acquire a business, and $1.8 million of capitalized software development costs.

Net cash and cash equivalents used in investing activities during the six months ended June 30, 2014 consisted primarily of $4.9    million of purchased property and equipment and $2.4 million of capitalized software development costs, offset by $1.5 million of cash released from restrictions associated with the lease of our headquarters. In the six months ended June 30, 2014, we continued to invest in improvements to our leased space.

Net Cash and Cash Equivalents Provided by Financing Activities

Our primary financing activities have consisted primarily of our stock offerings, draw-downs and repayments of our line of credit, and proceeds from the exercise of options.

For the six months ended June 30, 2015, cash provided by financing activities consisted primarily of $33.7 million of net proceeds received from the issuance of common stock, $6.2 million of proceeds received from the issuance of common stock under stock plans. These sources of cash were offset by $7.9 million used for payment of employee taxes related to the net share settlement of stock-based awards.

For the six months ended June 30, 2014, cash provided by financing activities consisted primarily of $2.0 million of proceeds received from the issuance of common stock under stock plans, and $5 million of proceeds received from the issuance of long-term debt. These sources of cash were offset by $1.5 million of payments of initial public offering costs.

Contractual Obligations and Commitments

As of June 30, 2015, there were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K filed with the SEC on March 5, 2015, except as set forth below.

In April 2015, the Company entered into a 10 year property lease for approximately 60,000 square feet of space. The lease commences on January 1, 2016 and the Company will pay an aggregate of approximately $37 million in rent over the 10 year lease period.

In May 2015, the Company entered into a renewal agreement with a customer relationship management vendor. The Company’s contractual obligation under this agreement is approximately $30 million, payable over the sixty month term of the agreement.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see  Recently Accounting Pronouncements  in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Off Balance Sheet Arrangements

During the six months ended June 30, 2015, we had no material off-balance sheet arrangements, exclusive of operating leases and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

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

Interest Rate Sensitivity

We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as any investments we enter into are primarily highly liquid investments. We have a revolving credit line which we have not utilized as of June 30, 2015. The interest rate associated with the revolving line is the prime lending rate plus 0.5%. A 10% increase or decrease in interest rates would not result in a material change in either our obligations under the line of credit, even at the borrowing limit, or in the returns on our cash in 2015.

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

Evaluation of Disclosure Controls and Procedures . Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, because of the material weakness discussed below, our disclosure controls and procedures were not effective.

Description of Material Weakness.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of June 30, 2015, based on certain Company employees violating the Company’s Code of Business Conduct and Ethics in connection with attempts to procure a draft manuscript of a book believed to involve such employees and the Company, the Company concluded that an entity-level control did not operate effectively, and such ineffectiveness constituted a material weakness.  This entity-level control deficiency did not result in a misstatement of the Company’s financial statements.

Planned Remediation of Material Weakness.  The Company is in the process of developing a Company-wide Code of Business Conduct and Ethics training program and annual employee certification.  The Company believes that this enhancement to its entity level controls will remediate the material weakness in the control environment and will help ensure that similar situations do not arise in the future.

Changes in Internal Control Over Financial Reporting . Except for the material weakness described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls . Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

We generated net losses of $22.3 million and $17.7 million for the six months ended June 30, 2015 and 2014 respectively. As of June 30, 2015, we had an accumulated deficit of $176.6 million. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to grow our marketing and sales operations, develop and enhance our inbound platform, scale our data center infrastructure and services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

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

Our head count and operations have grown substantially. For example, we had 1,000 full-time employees as of June 30, 2015, as compared with 785 as of December 31, 2014. We opened our first international office in Dublin, Ireland in January 2013, and a second international office in Sydney, Australia in August 2014. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

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

We may take advantage of these provisions until we are no longer an “emerging growth company”. We would cease to be an “emerging growth company” upon the earliest to occur of: the last day of the fiscal year in which we have more than $1.0 billion in annual revenue; the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; and the last day of the fiscal year ending after the fifth anniversary of our initial public offering. Based on the market value of our common stock held by non-affiliates as of June 30, 2015, we expect we will cease to be an emerging growth company as of December 31, 2015. If we take advantage of any of these reduced reporting burdens in future filings, the information that we provide our security holders may be different than you might get from other public companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, beginning in 2015, Section 404 of the Sarbanes-Oxley Act, or Section 404, will require us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. We have identified certain internal control deficiencies surrounding our systems and closing process. We have and will continue to remediate these deficiencies by investing in our financial systems and adding additional personnel, including outside consultants. As an emerging growth company, we avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an emerging growth company. Based on the market value of our common stock held by non-affiliates as of June 30, 2015, we expect we will cease to be an emerging growth company as of December 31, 2015. When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults on Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed below are filed or incorporated by reference into this Report.

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of Common Stock certificate of the Registrant

10.1(4)	Lease Agreement, by and between, the Registrant and BCSP Cambridge Two Property LLC, dated as of April 23, 2015.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 3.2 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2014, and incorporated herein by reference.
(2)	Filed as Exhibit 3.4 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2014, and incorporated herein by reference.
(3)

Filed as Exhibit 4.1 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 2014, and incorporated herein by reference.

(4)	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2015, and incorporated herein by reference.
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

August 6, 2015