Form 10-Q
period 2015-09-30
HUBSPOT INC
filed 2015-11-04
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2015

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

There were 34,096,619 shares of the registrant’s Common Stock issued and outstanding as of October 30, 2015.

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

PART I — Financial Information

ITEM 1.	Financial Statements

HubSpot, Inc.

Unaudited Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$58,809	$123,721
Short-term investments	45,697	—
Accounts receivable — net of allowance for doubtful accounts of $277 and $218 at September 30, 2015 and December 31, 2014, respectively	19,769	14,270
Deferred commission expense	6,644	5,995
Restricted cash	213	230
Prepaid hosting costs	1,593	1,777
Prepaid expenses and other current assets	4,598	3,516
Total current assets	137,323	149,509
Long-term investments	43,498	—
Property and equipment, net	11,840	11,381
Capitalized software development costs, net	4,468	4,433
Restricted cash	347	—
Other assets	462	116
Intangible assets, net	126	89
Goodwill	9,773	9,330
Total assets	207,837	174,858
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	2,577	2,800
Accrued compensation costs	8,421	7,660
Other accrued expenses	12,208	7,953
Capital lease obligations	397	100
Deferred rent	87	110
Deferred revenue	54,390	40,805
Total current liabilities	78,080	59,428
Capital lease obligations, net of current portion	216	78
Deferred rent, net of current portion	4,759	4,153
Deferred revenue, net of current portion	608	500
Total liabilities	83,663	64,159
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	34	32
Additional paid-in capital	314,787	265,113
Accumulated other comprehensive loss	(544)	(145)
Accumulated deficit	(190,103)	(154,301)
Total stockholders’ equity	124,174	110,699
Total liabilities and stockholders’ equity	$207,837	$174,858

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Subscription	$44,091	$27,806	$118,303	$74,994
Professional services and other	3,620	2,642	10,514	6,726
Total revenue	47,711	30,448	128,817	81,720
Cost of Revenues:
Subscription	8,470	6,236	22,894	17,000
Professional services and other	4,008	2,969	11,322	8,149
Total cost of revenues	12,478	9,205	34,216	25,149
Gross profit	35,233	21,243	94,601	56,571
Operating expenses:
Research and development	8,128	4,858	23,787	14,498
Sales and marketing	30,868	21,680	81,057	54,700
General and administrative	9,527	5,662	25,782	16,030
Total operating expenses	48,523	32,200	130,626	85,228
Loss from operations	(13,290)	(10,957)	(36,025)	(28,657)
Other (expense) income:
Interest income	131	—	241	4
Interest expense	(31)	(138)	(140)	(259)
Other (expense) income	(186)	302	387	379
Total other (expense) income	(86)	164	488	124
Loss before provision for income taxes	(13,376)	(10,793)	(35,537)	(28,533)
Provision for income taxes	(176)	—	(265)	—
Net loss	(13,552)	(10,793)	(35,802)	(28,533)
Preferred stock accretion	—	(13)	—	(40)
Net loss attributable to common stockholders	$(13,552)	$(10,806)	$(35,802)	$(28,573)
Net loss attributable to common stockholders per share, basic and diluted	$(0.40)	$(1.84)	$(1.09)	$(5.00)
Weighted average common shares used in computing basic and diluted net loss attributable to common stockholders per share:	33,819	5,874	32,901	5,715

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(13,552)	$(10,793)	$(35,802)	$(28,533)
Other comprehensive loss:
Foreign currency translation adjustment	(10)	(25)	(162)	(27)
Changes in unrealized losses on investments	(77)	—	(237)	—
Comprehensive loss	$(13,639)	$(10,818)	$(36,201)	$(28,560)

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended September 30,
	2015	2014
Operating Activities:
Net loss	$(35,802)	$(28,533)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Depreciation and amortization	5,511	4,824
Stock-based compensation	15,293	3,514
Provision for deferred income taxes	45	—
Provision for doubtful accounts	917	452
Amortization of bond premium discount	438	—
Noncash rent expense	211	236
Unrealized currency translation	(239)	(238)
Changes in assets and liabilities
Accounts receivable	(6,633)	(3,864)
Prepaid expenses and other assets	(1,277)	146
Deferred commission expense	(649)	(846)
Accounts payable	(84)	(328)
Accrued expenses	4,533	2,192
Restricted cash	—	157
Deferred rent	379	1,427
Deferred revenue	14,294	10,149
Net cash and cash equivalents used in operating activities	(3,063)	(10,712)
Investing Activities:
Purchases of investments	(93,869)	—
Maturities of investments	4,000	—
Purchases of property and equipment	(2,182)	(5,892)
Capitalization of software development costs	(3,125)	(3,930)
Acquisition of a business	(600)	—
Acquisition of intangible assets	—	(80)
Restricted cash	(388)	1,500
Net cash and cash equivalents used in investing activities	(96,164)	(8,402)
Financing Activities:
Secondary offering proceeds, net of offering costs paid of $583	33,669	—
Proceeds from draw-down on line of credit	—	18,000
Employee taxes paid related to the net share settlement of stock-based awards	(8,217)	—
Proceeds related to the issuance of common stock under stock plans	9,256	3,051
Payment of deferred initial public offering costs	—	(1,990)
Repayments of capital lease obligations	(107)	(97)
Net cash and cash equivalents provided by financing activities	34,601	18,964
Effect of exchange rate changes on cash and cash equivalents	(286)	(114)
Net decrease in cash and cash equivalents	(64,912)	(264)
Cash and cash equivalents, beginning of period	123,721	12,643
Cash and cash equivalents, end of period	$58,809	$12,379
Supplemental cash flow disclosure:
Cash and cash equivalents paid for interest	$139	$163
Non-cash investing and financing activities:
Property acquired under capital lease	$542	$—
Offering costs incurred but not yet paid	$—	$522
Capital expenditures incurred but not yet paid	$—	$182
Accretion of preferred stock	$—	$40

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

On March 24, 2015, the Company closed a common stock public offering whereby 971,891 shares of common stock were sold to the public, including the underwriters’ overallotment option of 121,891 shares of common stock, at a price of $37.00 per share. The Company received aggregate proceeds of approximately $34.3 million from the offering, net of underwriters’ discounts and commissions, but before deduction of offering expenses of approximately $583 thousand.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard now is effective for annual reporting periods beginning January 1, 2018. The FASB will permit companies to adopt the new standard early, but not before the original effective date of January 1, 2017. The Company is evaluating the potential impact of adopting this new accounting guidance.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation. During the three and nine months ended September 30, 2015, the Company classified $729 thousand and $2.1 million, respectively, of credit card fees associated with customer payments within general and administrative expenses on the consolidated statement of operations. Accordingly, the Company reclassified $500 thousand of credit card fees associated with customer payments for the three months ended September 30, 2014 and $1.4 million for the nine months ended September 30, 2014 from cost of revenues, subscription to general and administrative expenses to confirm with this presentation. The Company will also reclassify credit card fees of $593 thousand for the three months ended December 31, 2014.

2. Net Loss per Share

Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, common stock warrants, restricted stock units (“RSUs”) and redeemable convertible preferred stock are considered to be potential common stock equivalents. The Company applied the two-class method to calculate its basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2014, as its convertible preferred stock and common stock are participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. However, the two-class method does not impact the net loss per share of common stock as the Company was in a loss position for the three and nine months ended September 30, 2014 and preferred stockholders did not participate in losses.

A reconciliation of the denominator used in the calculation of basic and diluted loss attributable to common stockholders per share is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss attributable to common stockholders	$(13,552)	$(10,806)	$(35,802)	$(28,573)
Weighted-average common shares outstanding — basic	33,819	5,874	32,901	5,715
Dilutive effect of share equivalents resulting from stock options, RSUs, common stock warrants, and redeemable convertible preferred shares (as converted)	—	—	—	—
Weighted-average common shares, outstanding — diluted	33,819	5,874	32,901	5,715
Net loss attributable to common stockholders per share, basic and diluted	$(0.40)	$(1.84)	$(1.09)	$(5.00)

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

	As of September 30,
	2015	2014
	(in thousands)
Options to purchase common shares	3,590	4,669
Common stock warrants	—	13
Convertible preferred stock (as converted)	—	19,530
RSUs	1,569	1,361

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at September 30, 2015 and December 31, 2014.

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$32,404	$—	$—	$32,404
Commercial paper	—	8,993	—	8,993
Corporate bonds	—	73,195	—	73,195
U.S. government agency obligations	—	7,007	—	7,007
Total	$32,404	$89,195	$—	$121,599

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$100,000	$—	$—	$100,000
Total	$100,000	$—	$—	$100,000

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

The following tables summarize the composition of our short- and long-term investments at September 30, 2015. The Company did not have any investments at December 31, 2014.

	September 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value
	(in thousands)
Commercial paper	$8,992	$1	$—	$8,993
Corporate bonds	73,434	—	(239)	73,195
U.S. government agency obligations	7,006	1	—	7,007
Total	$89,432	$2	$(239)	$89,195

For all of our securities for which the amortized cost basis was greater than the fair value at September 30, 2015, the Company has concluded that there is no plan to sell the security nor is it more likely than not that the Company would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, the Company considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

Contractual Maturities

The contractual maturities of short-term and long-term investments held at September 30, 2015 are as follows:

	September 30, 2015
	Amortized Cost Basis	Aggregate Fair Value
	( in thousands)
Due within one year	$45,720	$45,697
Due after 1 year through 2 years	43,712	43,498
Total	$89,432	$89,195

4. Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Computer equipment & purchased software	$1,057	$904
Furniture and fixtures	3,561	3,010
Office equipment	1,211	1,118
Leasehold improvements	11,287	10,153
Equipment under capital lease	1,105	562
Total property and equipment	18,221	15,747
Less accumulated depreciation	(6,381)	(4,366)
Property and equipment, net	$11,840	$11,381

Depreciation expense was $673 thousand for the three months ended September 30, 2015, $2.0 million for the nine months ended September 30, 2015, $702 thousand for the three months ended September 30, 2014, and $1.9 million for the nine months ended September 30, 2014.

5. Capitalized Software Development Costs

Capitalized software development costs consisted of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Gross capitalized software development costs	$17,370	$14,219
Accumulated amortization	(12,902)	(9,786)
Capitalized software development costs, net	$4,468	$4,433

The following table summarizes software development costs capitalized, stock-based compensation included in capitalized software development costs, and amortization of capitalized software development costs:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Software development costs capitalized	$1,194	$1,641	$3,151	$4,139
Stock-based compensation included in capitalized software development costs	$150	$83	$315	$209
Amortization of software development costs	$1,248	$1,062	$3,405	$2,813

6. Business Combination, Intangible Assets and Goodwill

During the nine months ended September 30, 2015 the Company acquired certain assets and treated this purchase as a business combination. The Company paid cash considerations of $600 thousand for these assets and allocated $107 thousand to acquired technology, $50 thousand to certain other assets, and the remaining $443 thousand to goodwill.

Intangible assets as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Acquired technology	$852	$745
Acquired intellectual property	80	80
Accumulated amortization	(806)	(736)
Total	$126	$89

Amortization expense related to intangible assets was $26 thousand for the three months ended September 30, 2015, $70 thousand for the nine months ended September 30, 2015, $13 thousand for the three months ended September 30, 2014 and $125 thousand for the nine months ended September 30, 2014. Amortization expense of acquired technology is included in cost of subscription revenue in the consolidated statements of operations. Amortization expense of acquired intellectual property is included in sales and marketing expense in the consolidated statements of operations. The remaining weighted-average useful life of acquired technology and acquired intellectual property is 16 months and 18 months, respectively.

Remaining amortization expense for intangible assets is as follows:

Years ended December 31,	Amortization Expense
(in thousands)
2015	26
2016	84
2017	16
Total	126

The changes in the carrying amount of goodwill for the nine months ended September 30, 2015 were as follows:

(in thousands)
Balance as of December 31, 2014	$9,330
Business combination	443
Balance as of September 30, 2015	$9,773

7. Commitments and Contingencies

In September 2015, the Company entered into a 5 year property lease. The lease commences on October 1, 2015 and the Company will pay an aggregate of approximately $1.3 million in rent over the 5 year lease period.

In April 2015, the Company entered into a new 10 year property lease. The lease commences on January 1, 2016 and the Company will pay an aggregate of approximately $37 million in rent over the 10 year lease period.

Future minimum payments under all operating and capital lease agreements as of September 30, 2015, are as follows:

	Operating	Capital
	(in thousands)
2015	$1,475	$103
2016	9,518	385
2017	10,039	147
2018	9,901	—
2019	10,103	—
Thereafter	28,852	—
Total	$69,888	635

Less: Portion representing interest		(22)
Capital lease obligation		$613

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

8. Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ deficit, for the nine months ended September 30, 2015.

	Cumulative Translation Adjustment	Unrealized loss on investments	Total
	(in thousands)
Beginning balance at December 31, 2014	$(145)	$—	$(145)
Other comprehensive loss before reclassifications	(162)	(237)	(399)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Ending balance at September 30, 2015	$(307)	$(237)	$(544)

9. Stock-Based Compensation Expense

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Options	$1,554	$1,266	$4,825	$3,514
RSUs	2,844	—	9,752	—
Employee stock purchase plan	112	—	716	—
Total stock-based compensation expense	$4,510	$1,266	$15,293	$3,514

Effect of stock-based compensation expense on income by line item:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Cost of revenue, subscription	$89	$24	$249	$64
Cost of revenue, service	315	84	851	236
Research and development	1,568	140	4,830	435
Sales and marketing	1,078	560	5,278	1,447
General and administrative	1,460	458	4,085	1,332
Total stock-based compensation expense	$4,510	$1,266	$15,293	$3,514

Excluded from stock-based compensation expense is $150 thousand of capitalized software development costs for the three months ended September 30, 2015, $315 thousand for the nine months ended September 30, 2015, $83 thousand for the three months ended September 30, 2014, and $209 thousand for the nine months ended September 30, 2014.

10. Segment Information and Geographic Data

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

Revenues by geographical region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Americas	$40,308	$27,008	$110,371	$73,349
Europe	6,275	3,420	16,020	8,351
Asia Pacific	1,128	20	2,426	20
Total	$47,711	$30,448	$128,817	$81,720
Percentage of revenues generated outside of the Americas	16%	11%	14%	10%

Total long lived assets by geographical region:

	As of September 30, 2015	As of December 31, 2014
Americas	$10,630	$10,711
Europe	600	670
Asia Pacific	610	—
Total long lived assets	$11,840	$11,381
Percentage of long lived assets held outside of the Americas	10%	6%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

While our platform can scale to the enterprise, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving them. We efficiently reach these businesses at scale through our proven inbound go-to-market approach and more than 2,700 marketing agency partners worldwide. Our platform is particularly suited to serving the needs of mid-market business-to-business companies. These mid-market businesses seek an integrated, easy to implement and easy to use solution to reach customers and compete with organizations that have larger marketing and sales budgets. As of September 30, 2015 we had 16, 854 customers of varying sizes in more than 90 countries, representing almost every industry.

We derive most of our revenue from subscriptions to our cloud-based software platform and related professional services, which consist of customer training and other consulting services. Subscription revenue accounted for 92% of our total revenue in the three months and nine months ended September 30, 2015, 91% of our total revenue in the three months ended September 30, 2014 and 92% in the nine months ended September 30, 2014. We sell three product plans at different base prices on a subscription basis, each of which includes our core platform and integrated applications to meet the needs of the various customers we serve. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We generate additional revenue based on the purchase of additional subscriptions and applications and the number of account users, subdomains and website visits. Substantially all of our customers’ subscriptions are one year or less in duration. Subscriptions are non-cancelable and are billed in advance on various schedules. Because the mix of billing terms for orders can vary from period to period, the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. Accordingly, we do not believe that change in deferred revenue is an accurate indicator of future revenue for a given period of time.

Professional services and other revenue accounted for 8% of our total revenue in the three and nine months ended September 30, 2015, 9% of our total revenue in the three months ended September 30, 2014 and 8% in the nine months ended September 30, 2014. Our software is designed to be ready to use immediately after a new customer subscribes. Most of our customers purchase on-boarding and training services which are designed to help customers enhance their ability to attract, engage and delight their customers using our platform.

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

Average Subscription Revenue per Customer. We define average subscription revenue per customer during a particular period as subscription revenue from our total customers during the period divided by the average total customers during the same period. Average subscription revenue per customer for the three and nine months ended September 30, 2015 is presented in this Quarterly Report on Form 10-Q on an annualized basis.

Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Subscription	$44,091	$27,806	$118,303	$74,994
Professional services and other	3,620	2,642	10,514	6,726
Total revenue	47,711	30,448	128,817	81,720
Cost of Revenues:
Subscription	8,470	6,236	22,894	17,000
Professional services and other	4,008	2,969	11,322	8,149
Total cost of revenues	12,478	9,205	34,216	25,149
Gross profit	35,233	21,243	94,601	56,571
Operating expenses:
Research and development	8,128	4,858	23,787	14,498
Sales and marketing	30,868	21,680	81,057	54,700
General and administrative	9,527	5,662	25,782	16,030
Total operating expenses	48,523	32,200	130,626	85,228
Loss from operations	(13,290)	(10,957)	(36,025)	(28,657)
Other (expense) income:
Interest income	131	—	241	4
Interest expense	(31)	(138)	(140)	(259)
Other (expense) income	(186)	302	387	379
Total other (expense) income	(86)	164	488	124
Loss before provision for income taxes	(13,376)	(10,793)	(35,537)	(28,533)
Provision for income taxes	(176)	—	(265)	—
Net loss	$(13,552)	$(10,793)	$(35,802)	$(28,533)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Subscription	92%	91%	92%	92%
Professional services and other	8	9	8	8
Total revenue	100	100	100	100
Cost of revenue:
Subscription	18	20	18	21
Professional services and other	8	10	9	10
Total cost of revenue	26	30	27	31
Gross profit	74	70	73	69
Operating expenses:
Research and development	17	16	18	18
Sales and marketing	65	71	63	67
General and administrative	20	19	20	20
Total operating expenses	102	106	101	104
Loss from operations	(28)	(36)	(28)	(35)
Total other (expense) income	—	1	—	—
Loss before provision for income taxes	(28)	(35)	(28)	(35)
Provision for income taxes	—	—	—	—
Net loss	(28)%	(35)%	(28)%	(35)%

Percentages are based on actual values. Totals may not sum due to rounding.

Three Months and Nine Months Ended September 30, 2015 Compared to the Three Months and Nine Months Ended September 30, 2014

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Revenues:
Subscription	$44,091	$27,806	$16,285	59%	$118,303	$74,994	$43,309	58%
Professional services and other	3,620	2,642	978	37%	10,514	6,726	3,788	56%
Total revenue	$47,711	$30,448	$17,263	57%	$128,817	$81,720	$47,097	58%

Three month change

Subscription revenue increased during the three months ended September 30, 2015 compared to the comparable period in 2014 primarily due to the increase in total customers, which grew from 12,478 as of September 30, 2014 to 16, 854 as of September 30, 2015, and an increase in average subscription revenue per customer, which grew from $9,183 for the three months ended September 30, 2014 to $10, 607 for the three months ended September 30, 2015. The growth in total customers was primarily driven by our increased sales representative capacity to meet market demand. The increase in average subscription revenue per customer was driven primarily by existing customers increasing their use of our products, existing customers purchasing additional subscriptions, and new customers purchasing our higher price product plans.

The 37% increase in professional services and other revenue resulted primarily from the delivery of on-boarding and training services for subscriptions sold.

Nine month change

Subscription revenue increased during the nine months ended September 30, 2015 compared to the comparable period in 2014 primarily due to the increase in total customers, which grew from 12,478 as of September 30, 2014 to 16,854 as of September 30, 2015, and an increase in average subscription revenue per customer, which grew from $8,828 for the nine months ended September 30, 2014 to $10,206 for the nine months ended September 30, 2015. The growth in total customers was primarily driven by our increased sales representative capacity to meet market demand. The increase in average subscription revenue per customer was driven primarily by existing customers increasing their use of our products, existing customers purchasing additional subscriptions, and new customers purchasing our higher price product plans.

The 56% increase in professional services and other revenue resulted primarily from the delivery of on-boarding and training services for subscriptions sold.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Total cost of revenue	$12,478	$9,205	$3,273	36%	$34,216	$25,149	$9,067	36%
Gross profit	35,233	21,243	13,990	66%	94,601	56,571	38,030	67%
Gross margin	74%	70%			73%	69%

Total cost of revenue for the three and nine months ended September 30, 2015 increased compared to the comparable periods in 2014 primarily due to an increase in subscription and hosting costs, employee-related costs, amortization of developed technology, and allocated overhead expenses. The increase in gross margin was primarily driven by improved leverage of our hosting costs relative to growth in subscription revenue.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Subscription cost of revenue	$8,470	$6,236	$2,234	36%	$22,894	$17,000	$5,894	35%
Percentage of subscription revenue	19%	22%			19%	23%

The increase in subscription cost of revenue for the three month and nine month period ended September 30, 2015 compared to the same periods in 2014 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Subscription and hosting costs	$1,189	$3,413
Employee-related costs	753	1,536
Capitalized software amortization	199	596
Allocated overhead expenses	93	349
	$2,234	$5,894

Three month change

Subscription and hosting costs increased due to growth in our customer base from 12,478 at September 30, 2014 to 16,854 at September 30, 2015. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products.

Nine month change

Subscription and hosting costs increased due to growth in our customer base from 12,478 at September 30, 2014 to 16,854 at September 30, 2015. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Professional services and other cost of revenue	$4,008	$2,969	$1,039	35%	$11,322	$8,149	$3,173	39%
Percentage of professional services and other revenue	111%	112%			108%	121%

The increase in professional services and other cost of revenue for the three and nine month period ended September 30, 2015 compared to the same period in 2014 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Employee-related costs	$826	$2,185
Allocated overhead expenses	203	549
Professional fees	10	439
	$1,039	$3,173

Three month change

Employee-related costs increased as a result of increased headcount as we continue to grow our professional services organization to support our customer growth. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount. Professional fees were consistent with the prior year as the use of third parties to assist with customer implementations increased in the third quarter of 2014 and has remained consistent in the current year.

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

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands )	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Research and development	$8,128	$4,858	$3,270	67%	$23,787	$14,498	$9,289	64%
Percentage of total revenue	17%	16%			18%	18%

The increase in research and development expense for the three and nine month period ended September 30, 2015 compared to the same periods in 2014 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Employee-related costs	$2,911	$8,405
Allocated overhead expenses	314	709
Professional fees	45	175
	$3,270	$9,289

Three month change

Employee-related costs and professional fees increased as a result of increased headcount as we continue to grow our engineering organization to develop new products and maintain our existing platform. Allocated overhead expense increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount.

Nine month change

Employee-related costs and professional fees increased as a result of increased headcount as we continue to grow our engineering organization to develop new products and maintain our existing platform. Allocated overhead expense increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount.

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Sales and marketing	$30,868	$21,680	$9,188	42%	$81,057	$54,700	$26,357	48%
Percentage of total revenue	65%	71%			63%	67%

The increase in sales and marketing expense for the three and nine month period ended September 30, 2015 compared to the same periods in 2014 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Employee-related costs	$5,978	$18,325
Partner commissions	1,176	3,174
Marketing programs	1,534	3,198
Allocated overhead expenses	500	1,660
	$9,188	$26,357

Three Month Change

Employee-related costs increased as a result of increased headcount as we continue to expand our selling and marketing organizations to grow our customer base. Partner commissions increased as a result of increased revenue generated through our marketing agency partners. Marketing programs increased as we continue to make investments in attracting new customers, and increased the size of our annual INBOUND conference. Allocated overhead expenses increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount.

Nine Month Change

Employee-related costs increased as a result of increased headcount as we continue to expand our selling and marketing organizations to grow our customer base. Partner commissions increased as a result of increased revenue generated through our marketing agency partners. Marketing programs increased as we continue to make investments in attracting new customers, and increased the size of our annual INBOUND conference. Allocated overhead expenses increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
General and administrative	$9,527	$5,662	$3,865	68%	$25,782	$16,030	$9,752	61%
Percentage of total revenue	20%	19%			20%	20%

The increase in general and administrative expense for the three month and nine month period ended September 30, 2015 compared to the same periods in 2014 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Employee-related costs	$1,988	$5,274
Professional fees	905	1,920
Allocated overhead expenses	444	1,324
Customer credit card fees	258	769
Bad debt expense	270	465
	$3,865	$9,752

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

Other (expense) income

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Other (expense) income	$(86)	$164	$(250)	152%	$488	$124	$364	294%
Percentage of total revenue	*	1%			*	*

*	not meaningful

Other (expense) income includes interest income and expense and the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities. Other (expense) income fluctuated primarily as a result of changes in foreign exchange rates.

Provision for income taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Provision for income taxes	$(176)	$—	$(176)	*	$(265)	$—	$(265)	*
Percentage of total revenue	*	*			*	*

*	not meaningful

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

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Cash and cash equivalents	$58,809	$12,379
Working capital	59,243	(17,924)
Net cash and cash equivalents used in operating activities	(3,063)	(10,712)
Net cash and cash equivalents used in investing activities	(96,164)	(8,402)
Net cash and cash equivalents provided by financing activities	34,601	18,964

Our cash and cash equivalents at September 30, 2015 were held for working capital purposes. We believe our working capital is sufficient to support our operations for at least the next 12 months. At September 30, 2015, $8.9 million of our cash and cash equivalents was held in accounts outside the United States. These funds would be subject to U.S. federal taxation if repatriated, with such tax liability partially offset by foreign tax credits. Any potential tax impact of repatriating these funds would be immaterial to the financial statements. We do not intend to repatriate these funds.

Net Cash and Cash Equivalents Used in Operating Activities

Net cash and cash equivalents used in operating activities consists primarily of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash and cash equivalents used in operating activities during the nine months ended September 30, 2015 primarily reflected our net loss of $35.8 million and $239 thousand of unrealized currency translation, offset by non-cash expenses that included $5.5 million of depreciation and amortization, $15.3 million in stock-based compensation, $917 thousand of provision for doubtful accounts, $211 thousand of non-cash rent expense and $438 thousand amortization of bond premium. Working capital sources of cash and cash equivalents included a $14.3 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $4.5million increase in accrued expenses, and a $379 thousand increase in deferred rent. These sources of cash and cash equivalents were offset by a $6.6 million increase in accounts receivable as a result of increased billings to customers consistent with the overall growth of the business, a $84 thousand decrease in accounts payable, $649 thousand increase in deferred commissions and a $1.3 million increase in prepaid expenses related to increased activity consistent with the growth of the business.

Net cash and cash equivalents used in operating activities during the nine months ended September 30, 2014 primarily reflected our net loss of $28.5 million, offset by non-cash expenses that included $4.8 million of depreciation and amortization, $3.5 million in stock-based compensation, $452 thousand of provision for doubtful accounts and $236 thousand of non-cash rent expense. Working capital sources of cash included a $10.1 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $1.4 million increase in deferred rent, and a $2.2 million increase in accrued expenses. These sources of cash were offset by a $3.9 million increase in accounts receivable as a result of increased billings to customers consistent with the overall growth of the business.

Net Cash and Cash Equivalents Used in Investing Activities

Our investing activities have consisted primarily of purchases and maturities of investments, property and equipment purchases for computer-related equipment and capitalization of software development costs. Capitalized software development costs are related to new products or improvements to our existing software platform that expands the functionality for our customers.

Net cash and cash equivalents used in investing activities during the nine months ended September 30, 2015 consisted primarily of $93.9 million of purchases of investments, $2.2 million of purchased property and equipment, $600 thousand used to acquire a business, and $3.1 million of capitalized software development costs. These uses of cash were offset by $4.0 million received related to maturity of investments.

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

For the nine months ended September 30, 2015, cash provided by financing activities consisted primarily of $33.7 million of net proceeds received from the issuance of common stock and $9.3 million of proceeds received from the issuance of common stock under stock plans. These sources of cash were offset by $8.2 million used for payment of employee taxes related to the net share settlement of stock-based awards.

For the nine months ended September 30, 2014, cash provided by financing activities consisted primarily of $18 million of proceeds received from the issuance of long-term debt and $3.1 million of proceeds received from the issuance of common stock under stock plans. These sources of cash were offset by the payment of $2.0 million of initial public offering costs.

Contractual Obligations and Commitments

As of September 30, 2015, there were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K filed with the SEC on March 5, 2015, except as set forth below.

In September 2015, we entered into a 5 year property lease. The lease commences on October 1, 2015 and we will pay an aggregate of approximately $1.3 million in rent over the 5 year lease period.

In April 2015, we entered into a 10 year property lease. The lease commences on January 1, 2016 and we will pay an aggregate of approximately $37 million in rent over the 10 year lease period.

In May 2015, we entered into a renewal agreement with a customer relationship management vendor. Our contractual obligation under this agreement is approximately $30 million, payable over the sixty month term of the agreement.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see  Recently Accounting Pronouncements  in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Off Balance Sheet Arrangements

During the nine months ended September 30, 2015, we had no material off-balance sheet arrangements, exclusive of operating leases and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

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

Interest Rate Sensitivity

We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as any investments we enter into are primarily highly liquid investments. We have a revolving credit line which we have not utilized as of September 30, 2015. The interest rate associated with the revolving line is the prime lending rate plus 0.5%. A 10% increase or decrease in interest rates would not result in a material change in either our obligations under the line of credit, even at the borrowing limit, or in the returns on our cash in 2015.

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

As of September 30, 2015, based on certain Company employees violating the Company’s Code of Business Conduct and Ethics in connection with attempts to procure a draft manuscript of a book believed to involve such employees and the Company, the Company concluded that an entity-level control did not operate effectively, and such ineffectiveness constituted a material weakness.  This entity-level control deficiency did not result in a misstatement of the Company’s financial statements.

Planned Remediation of Material Weakness.  The Company has developed a Company-wide Code of Business Conduct and Ethics training program and annual employee certification and Company employees will complete this training and certification in the fourth quarter of 2015.  The Company believes that this enhancement to its entity level controls will remediate the material weakness in the control environment and will help ensure that similar situations do not arise in the future.

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

We generated net losses of $35.8 million and $28.5 million for the nine months ended September 30, 2015 and 2014 respectively. As of September 30, 2015, we had an accumulated deficit of $190.1 million. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to grow our marketing and sales operations, develop and enhance our inbound platform, scale our data center infrastructure and services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

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

Our head count and operations have grown substantially. For example, we had 1,091 full-time employees as of September 30, 2015, as compared with 785 as of December 31, 2014. We opened our first international office in Dublin, Ireland in January 2013, and a second international office in Sydney, Australia in August 2014, and a third international office in Singapore in October 2015. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing.

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

We believe that a critical component to our success has been our company culture, which is based on transparency and personal autonomy. We have invested substantial time and resources in building our team within this company culture. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. As we grow as and continue to develop the infrastructure of a public company, we may find it difficult to maintain these important aspects of our company culture. If we fail to maintain our company culture, our business may be adversely impacted.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. We opened our first international office in Dublin, Ireland in January 2013 and we opened additional international offices in Sydney, Australia in August 2014, and in Singapore in October 2015. These international offices focus primarily on sales, professional services and support. Our current international operations and future initiatives will involve a variety of risks, including:

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

Some proposed laws or regulations concerning privacy, data protection and information security are in their early stages, and we cannot yet determine the impact these laws and regulations, if implemented, may have on our business. Such laws and regulations may require companies to implement privacy and security policies, permit users to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal information for certain purposes. In addition, a foreign government could require that any personal information collected in a country not be disseminated outside of that country, and we are not currently equipped to comply with such a requirement. Other proposed legislation could, if enacted, impose additional requirements and prohibit the use of certain technologies that track individuals’ activities on web pages or that record when individuals click through to an internet address contained in an email message. Such laws and regulations could require us to change features of our platform or restrict our customers’ ability to collect and use email addresses, page viewing data and personal information, which may reduce demand for our platform. Our failure to comply with federal, state and international data privacy laws and regulations could harm our ability to successfully operate our business and pursue our business goals.

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

We have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks, which established a means for legitimating the transfer of personally identifiable information by U.S. companies doing business in Europe from the European Economic Area, or EEA, to the U.S. As a result of the October 6, 2015 European Union Court of Justice, or ECJ, opinion in the Schrems v. Data Protection Commissioner case, the U.S. – EU Safe Harbor Framework is no longer deemed to be a valid method of compliance with restrictions set forth in the Data Protection Directive (and member states’ implementations thereof) regarding the transfer of data outside of the EEA. In light of the ECJ opinion, we are offering other methods to our customers to enable compliant data transfers from the EEA to the U.S.

We may be unsuccessful in establishing a means for the transfer of data from the EEA that is acceptable to our customers.

In addition, data protection regulation is an area of increased focus and changing requirements. Data protection regulations are currently being reviewed and are expected to change in the future. There is no assurance that we will be able to meet new requirements that may be imposed on the transfer of personally identifiable information from the EU to the US without incurring substantial expense or at all. We may experience reluctance or refusal by European or multi-national customers to purchase or continue to use our services due to concerns regarding their data protection obligations. We may find it necessary to establish additional systems to maintain EU-origin data in the EEA, which may involve substantial expense and distraction from other aspects of our business. In addition, if our privacy or data security measures fail to comply with current or future laws and regulations, we may be subject to claims, legal proceedings or other actions by individuals or governmental authorities based on privacy or data protection regulations and our commitments to customers or others, as well as negative publicity and a potential loss of business.

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

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, beginning in 2015, Section 404 of the Sarbanes-Oxley Act, or Section 404, will require us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. We have identified certain internal control deficiencies surrounding our systems and closing process. We have and will continue to remediate these deficiencies by investing in our financial systems and adding additional personnel, including outside consultants. As an emerging growth company, we avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an emerging growth company. Based on the market value of our common stock held by non-affiliates as of June 30, 2015, we will cease to be an emerging growth company as of December 31, 2015. When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

November 4, 2015