Form 10-K
period 2015-12-31
HUBSPOT INC
filed 2016-02-24
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES   ☒     NO   ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES   ☐     NO   ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on June 30, 2015, as reported by the New York Stock Exchange on such date was approximately $1,049,025,000. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

On February 12, 2016, the registrant had 34,707,673 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

We designed our all-in-one platform from the ground up to enable businesses to provide an inbound experience to their prospects and customers. At the core of our platform is a single inbound database for each business that captures its customer activity throughout the customer lifecycle. Our platform uses our centralized inbound database to empower businesses to create more personalized interactions with customers, such as personalized emails, personalized social media alerts, personalized websites and targeted alerts for sales people. We provide a comprehensive set of integrated applications on our platform, which offers businesses ease of use, power and simplicity. We designed and built our platform to serve a large number of customers of any size with demanding use cases.

While our platform can scale to the enterprise, we focus on selling to mid-market businesses, which we define as businesses that have between 10 and 2,000 employees, because we believe we have significant competitive advantages attracting and serving them. We efficiently reach these businesses at scale through our proven inbound go-to-market approach and more than 2,900 marketing agency partners worldwide. Our platform is particularly suited to serving the needs of mid-market B2B companies. These mid-market businesses seek an integrated, easy to implement and easy to use solution to reach customers and compete with organizations that have larger marketing and sales budgets. As of December 31, 2015, we had 18,116 customers of varying sizes in more than 90 countries, representing almost every industry.

We have a leading brand in the cloud-based inbound marketing and sales software industry. Our brand recognition comes from our thought leadership, including our blogs, which attract more than 2.5 million visits each month, and our commitment to innovation. Our founders, Brian Halligan and Dharmesh Shah, wrote the best-selling marketing book Inbound Marketing: Get Found Using Google, Social Media and Blogs. We also have one of the largest social media followings in our industry and our INBOUND conference is one of the largest inbound industry events, with over 14,000 registered attendees in 2015.

We sell our platform on a subscription basis. Our total revenue increased to $181.9 million in 2015, from $115.9 million in 2014, and from $77.6 million in 2013, representing year-over-year increases of 57% in 2015 and 49% in 2014. We had net losses of $46.1 million in 2015, $48.2 million in 2014, and $34.3 million in 2013.

Industry Background

People Have Changed How They Interact with Businesses

We believe an effective way to illustrate how people have transformed the way they consume information, research products and services, make purchasing decisions and share their views and experiences is by describing two hypothetical people—Traditional Ted and Modern Meghan.

Traditional Ted is an executive at a 300 person company in 2005. He keeps up to date on his industry by attending trade shows and reading the monthly industry print publication, often scanning the ads to see the vendors’ new products. He gets a fair amount of unsolicited emails from salespeople and marketers and sees an increasing number of ads on websites he visits. He also takes sales calls from vendors to stay current on industry developments. Ted opens his mail daily, and when his phone rings, he answers it because it is a critical communication tool. When Ted is looking for a new vendor, he will try to recall the ads he has seen recently or go through the brochures he has been mailed which he keeps in a file in his desk. If Ted is frustrated with a vendor, he calls the vendor and tells a couple of his colleagues about his bad experience. To relax, Ted watches TV and reads the newspaper, both of which contain advertisements.

Modern Meghan is an executive at a 300 person company in 2015. She keeps up to date on her industry by reading a number of industry blogs, following key companies and influencers on Twitter and LinkedIn and listening to podcasts in her car during her commute. She has an ad blocker running in her web browser and an email filter to block out unwanted messages. She rarely checks her mail because it is mostly “junk.” Meghan does not have a landline phone because “only salespeople call me there,” and she never answers her smartphone unless she recognizes the number. Meghan spends much more time on her phone using apps and the web than she does talking on it. If she is looking for a vendor for something her company needs, she starts by searching on Google and then asking her peers in her LinkedIn network about their experiences with different vendors. She does not even bother to talk to any of the vendor’s salespeople until she has narrowed the list and has already completed most of her decision-making process. When Meghan has trouble with one of her vendors, she contacts the vendor, but if she is not satisfied with the response, she sometimes writes a negative review online and posts a link to it on Twitter. In her free time, Meghan relaxes by watching TV shows she has previously recorded on her DVR so she can fast forward through the commercials.

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

Customers are blocking out traditional marketing and sales tactics. Customers are ignoring traditional marketing and sales tactics, often by using technology to block them out. For example:

•	There are approximately 223 million phone numbers that have been placed on the U.S. Do Not Call registry.
•	91% of people have unsubscribed from email marketing lists.
•	Email services and spam filters are increasingly enabling customers to filter out and de-prioritize promotional messages.
•	68% of people who record TV content do so to skip advertisements, according to a Motorola Mobility study based on data collected in December 2012.
•	Online advertising has limited engagement. According to DoubleClick, as of November 2015, overall 3-month average industry click-through rates on display ads is only 0.2%.

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

Not Designed for an Inbound Experience. Traditional marketing applications rely on advertising and cold calling for lead generation instead of inbound methods. These applications are not designed to personalize and optimize every interaction with customers on websites, in social media and by email across devices, and do not typically allow sales and service teams to see the signals their prospects are sending in real time.

No Centralized Inbound Database of Customer Interactions. Businesses typically need to use one point application for website content management, a different point application for blogging, another point application for social media management, another point application for email and marketing automation, another point application for content personalization, another point application for analytics, another point application for sales management and CRM, and yet another point application to alert salespeople of key customer signals in real time. This disparate collection of point applications makes it difficult to get a 360-degree view of a customer’s interactions and use that data to provide a better customer experience and drive a more effective marketing and sales process. In addition, existing point applications are typically not designed to manage, process and analyze all of the customer data created by these various touchpoints because they use older technologies, not big data technologies such as HBase and Hadoop that are designed for massive scale.

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

Market Opportunity

We believe there is a large market opportunity created by the fundamental transformation in marketing and sales. Businesses of nearly all sizes and in nearly all industries can benefit from delivering an inbound experience to attract, engage and delight their customers. We focus on selling our platform to mid-market businesses. As of December 31, 2015, we had 18,116 customers, and our average subscription revenue per customer for the year ended December 31, 2015 was $10,419. According to AMI Partners, in 2014, there were 1.6 million of these mid-market businesses with a website presence in the United States and Canada and 1.4 million in Europe. According to a January 2014 study by Mintigo of 186,500 U.S.-based B2B companies of varying sizes, only 3% of those companies had implemented any of the most common marketing automation applications.

We believe our platform addresses several segments of existing marketing, sales and services software and that spending in each of these segments will increasingly shift to platforms that enable an inbound experience. According to a May 2014 report by IDC, worldwide spending on CRM applications, including marketing automation, sales automation, customer service and contact center, is expected to grow to $31.7 billion in 2018.

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

Our Competitive Strengths

We believe that our market leadership position is based on the following key strengths:

Leading Platform. We have designed and built a world-class, inbound marketing and sales software platform. We believe our customers choose our platform over others because of its powerful, integrated and easy to use applications. Independent customer reviews and ratings of our platform compared to other applications show that we have high customer satisfaction. As of December 31, 2015 on G2Crowd (an independent business software and services review website), the features and functions of our platform were ranked #1 in customer satisfaction in the following categories: marketing automation, email marketing, and search marketing.

Market Leadership and Strong Brand. We are a recognized thought leader in the cloud-based inbound marketing and sales software industry with a leading brand. Our founders, Brian Halligan and Dharmesh Shah, wrote the best-selling marketing book Inbound Marketing: Get Found Using Google, Social Media and Blogs. More than 90,000 copies have been sold and is available in nine languages. There are more than 150 self-organized HubSpot user groups. We also have over 1.8 million followers and fans among Twitter, Facebook and LinkedIn as of December 31, 2015, including approximately 133,000 members of LinkedIn who belong to our inbound marketers group. Our INBOUND conference is one of the largest inbound industry conference events with attendance increasing from 1,100 in 2011 to over 14,000 registered attendees in 2015. We currently hold the world record for the largest online marketing seminar with 10,899 live participants. We believe that it is inherently hard to replicate the number of websites that link to us, the volume of useful content we have published, our large social media following, the breadth of our search engine rankings and our overall brand strength because these assets cannot be easily purchased or built.

Large and Growing Agency Partner Program. More than 2,900 agencies partner with us for the value of our platform to their business including being able to offer new inbound marketing and sales services to their clients which can grow their revenue per customer, attract new customers and increase the portion of their clients on a retainer relationship. We believe that the wide adoption of our platform in the marketing agency industry is evidence that we are becoming an industry standard. Marketing agency partners and customers referred to us by our marketing agency partners represented approximately 49% of our customers as of December 31, 2015 and approximately 39% of our revenue for the year ended December 31, 2015. These marketing agency partners help us to promote the vision of the inbound experience, efficiently reach new mid-market businesses at scale and provide our mutual customers with more diverse and higher-touch services.

Mid-Market Focus. We believe we have significant competitive advantages reaching mid-market businesses and efficiently reach this market at scale as a result of our proven inbound go-to-market approach and our agency partner channel. In 2015, over 83% of the new leads we generated and over 90% of our new customers were from inbound marketing and did not have any advertising costs associated with them. We believe our large inbound marketing footprint and agency partner program provide competitive advantages in reaching mid-market businesses.

Powerful Network Effects. We have built a large and growing ecosystem around our platform and company. We have built what we believe is the largest engaged audience in our industry, which now comprises more than 4 million people between visitors to our blogs, Twitter followers, Facebook fans, LinkedIn connections. We have attracted more than 2,900 marketing agency partners worldwide who promote our brand and extend our marketing and sales reach. Thousands of our customers integrate third-party applications with our platform using our built-in connectors and third-party developer partners. We have trained and certified more than 27,000 marketers on inbound marketing. Our annual INBOUND conference attracted more than 14,000 registered attendees in 2015. We believe this ecosystem drives more businesses and professionals to embrace the inbound playbook. As our engaged audience grows, more agencies partner with us, more third-party developers integrate their applications with our platform, and more professionals complete our certification programs, all of which drive more businesses to adopt our platform.

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

Increase Revenue from Existing Customers. With 18,116 customers in more than 90 countries spanning many industries, we believe we have a significant opportunity to increase revenue from our existing customers. We plan to increase revenue from our existing customers by expanding their use of our platform, selling to other parts of their organizations and upselling additional offerings and features. Our scalable pricing model allows us to capture more spend as our customers grow, increase the number of their customers and prospects managed on our platform, and require additional functionality available from our higher price tiers and add-ons, providing us with a substantial opportunity to increase the lifetime value of our customer relationships.

Keep Expanding Internationally. There is a significant opportunity for our inbound platform outside of the United States. As of December 31, 2015, approximately 27% of our customers were located outside of the United States and these customers generated approximately 24% of our total revenue for the year ended December 31, 2015, and we sell to those foreign customers from our U.S., European, and Asia Pacific based operations. We intend to grow our presence in international markets through additional investments in local sales, marketing and professional service capabilities, as well as by leveraging our agency partner network. We opened our first international office in Dublin, Ireland focused on the European market in January 2013 and our second and third international offices focused on the Asia Pacific market in Sydney, Australia in August 2014 and Singapore in October 2015, respectively. We already have significant website traffic from regions outside the United States and we believe that markets outside the United States represent a significant growth opportunity.

Continue to Innovate and Expand Our Platform. Mid-market businesses are increasingly realizing the value of having an integrated marketing, sales and service platform. We believe we are well positioned to capitalize on this opportunity by introducing new products and applications to extend the functionality of our platform. For example, in 2013, we launched our Sidekick product designed to empower sales professionals to benefit from real-time interaction data to engage with their most relevant prospects. In 2015, we launched two new add-ons to the marketing platform:  HubSpot Reporting, which enables marketing and sales users to explore the data within their marketing platform using custom analytics and reports; and HubSpot Ads which was launched in partnership with Google and LinkedIn and enables customers to manage their ad spend from within the HubSpot product.  We launched a freemium marketing product in 2015 called Leadin, enabling customers to analyze their website traffic and generate more leads from their website.  We also launched a new paid sales product in 2015 called Sidekick for Business, which is an expansion off our Sidekick product line and enables Sales reps to identify, connect, and engage with new leads. Finally, we added significant functionality to our core marketing, sales and CRM products throughout the year, launching updates that include a redesign of our core content management system, a new predictive lead scoring application, and a new integrations platform called HubSpot Connect.

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

•

Email Templates and CRM Tracking — Use the email templates stored in salesforce.com or HubSpot CRM directly in Microsoft Outlook and Gmail. Log emails in a CRM so teams can deliver a better overall experience to prospects.

•

Contact Insights —Learn about more contacts at a potential customer when visiting its website or sending an email, identify other connections to a potential customer and add new contacts to a CRM with one click.

Sidekick for Business. Our Sidekick for Business product enhances the productivity and effectiveness of sales representatives. Businesses can empower their teams with tools that deliver a personalized experience for prospects with less work for sales representatives. Sales professionals can track the signals being sent by potential customers, including email engagement and web-site visits, and easily discover new contacts and connections with other businesses. Features include:

•	Email Engagement Notifications —Get real-time alerts when email messages are opened or clicked by potential customers to know when they are engaged with messages.
•	Sequences —Schedule a series of personalized emails to be sent to a prospect all at once to eliminate reminders and extensive task lists.
•	Meetings— Expose a sales representative’s calendar for prospects to book meetings at a time most convenient for them, without having to coordinate a preferred meeting time over email.
•	Calling— Call prospects from HubSpot CRM, Outlook, or Gmail and have the call logged automatically within HubSpot CRM.
•

New Lead and Website Visit Alerts — Receive real-time notifications of new leads assigned to a salesperson as well as notifications about when and where an existing lead visits a business’s website to help salespeople more easily engage with potential customers.

•

Email Templates and CRM Tracking — Use the email templates stored in salesforce.com or HubSpot CRM directly in Microsoft Outlook and Gmail. Log emails in a CRM so teams can deliver a better overall experience to prospects.

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

Reporting and Analytics . Businesses can use our reporting and analytics functionality built into our platform to measure which activities are attracting the most new leads and customers, develop a deeper understanding of their customers and measure the effectiveness of campaigns across the customer lifecycle.

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

•

Website allows a business to build, edit and manage an entire website on our platform. Website has a per-month fee in addition to the fee paid for our inbound platform, which is required to use Website.

•

Sidekick notifies salespeople of the activity of their most highly engaged potential customers. The Starter version is free and includes a limited number of notifications and features, while the Power User version has a per-user fee and includes unlimited notifications and all available features.

•

Sidekick for Business is a premium version of the Sidekick product that gives users unlimited access to the original    Sidekick product tools plus additional features such as phone call integration directly within the web browser that automatically records and logs calls to CRM, personalized email templates, unified document management for sales and marketing and effectiveness reporting for email templates and sales collateral. The free version of Sidekick for Business includes a limited number of templates, document uploads and 15 minutes of calling per user per month, while the paid version includes unlimited templates and documents and 1,000 minutes of calling per user per month.

•	Ads provides advertising campaign creation, management and ROI reporting for LinkedIn Sponsored Updates and Google's AdWords campaigns for a monthly fee.
•	Reports consolidates all of the essential reports into one customizable screen for both marketing and sales to view all metrics in one place for a monthly fee.

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

Support. In addition to assistance provided by our online articles and customer discussion forums, we offer phone and email-based support staffed in the United States, Ireland, Australia, and Singapore, which is included in the cost of a subscription for our marketing product. We strive to maintain an exceptional quality of customer service. We continuously monitor key customer service metrics such as phone hold time, ticket response time and ticket resolution rates, and we monitor the customer satisfaction of our customer support interactions. We believe our customer support is an important reason why businesses choose our platform and recommend it to their colleagues.

Our Customers

As of December 31, 2015 we had 18,116 customers in more than 90 countries, representing many industries. No single customer represented more than 1% of our revenue in 2015, 2014 or 2013.

Our Technology

We have 18,116 customers that have chosen us as their marketing and sales platform, which we architected and built to be secure, highly distributed and highly scalable. Since our founding, we have embraced rapid, iterative product development lifecycles, cloud automation and open-source technologies, including big data platforms, to power marketing and sales programs and provide insights not previously possible or available.

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

Cost leverage. Because our platform was built on an almost exclusive footprint of open-source software and designed to operate in cloud-based data-centers, we have benefited from large-scale price reductions by these cloud computing service providers as they continue to innovate and compete for market share. As our processing volume continues to grow, we continue to receive larger volume discounts on a per-unit basis for costs such as cost for storage, bandwidth and computing capacity. We also believe that our extensive use, and contribution to, open-source software will provide additional leverage as we scale our platform and infrastructure.

Scalability. By leveraging leading cloud infrastructure providers along with our automated technology stack, we are able to scale workloads of varying sizes at any time. This allows us to handle customers of all sizes and demands without traditional operational limitations such as network bandwidth, computing cycles, or storage capacity as we can scale our platform on-demand.

Reliability. Our platform’s uptime during 2015 exceeded 99.9% while we delivered hundreds of product improvements through thousands of software releases in a continuous software delivery cycle. Customer data is distributed and processed across multiple data centers within a region to provide redundancy. We built our platform on a distributed computing architecture with no single points of failure and we operate across data-center boundaries daily. In addition to data-center level redundancy, this architecture supports multiple live copies of each data set along with snapshot capabilities for faster, point-in-time data recovery instead of traditional backup and restore methodologies.

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

Inbound Marketing. Our marketing team focuses on inbound marketing and attracts over 57,000 new leads per month through our industry-leading blog and other content, free tools, large social media following, high search engine rankings and personalized website and email content. Inbound sources generated over 90% of our new customers and over 83% of new leads during 2015. We believe most companies of our size and scale typically have a far lower volume of lead generation with a much larger share of it coming from traditional advertising methods.

Inbound Direct Sales. Our sales representatives are based in our offices in Cambridge, Massachusetts, Dublin, Ireland, Sydney, Australia, and Singapore and use phone, email and web meetings to interact with prospects and customers. The vast majority of revenue generated by our sales representatives originates with inbound leads produced by our marketing efforts.

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

To that end, we published our “Culture Code,” a document codifying how we went about building a business that employees, customers and partners alike truly love. Our Culture Code slide deck has been viewed approximately 2 million times on LinkedIn’s SlideShare and become an important element of our recruiting efforts. The seven core principles of our Culture Code are:

•	We commit maniacally to both our mission and metrics. Our mission is to make the world inbound and transform how organizations attract, engage and delight their customers.

•	We look to the long-term and “Solve for the Customer”. We solve for the customer, company, team and self, in that order.

•

 We share openly and are remarkably transparent. We believe that power is gained by sharing knowledge, not hoarding it and we share nearly all business information with all of our employees no matter their title or position.

•

 We favor autonomy and take ownership. We trust and empower each employee to use good judgment, and believe that results should matter more than when or where they are produced and that influence should be independent of hierarchy.

•

We believe our best perk is amazing people. We value people who are humble, effective and predisposed to action, adaptable to change, remarkable standouts and transparent with others and with themselves.

•	We dare to be different and question the status quo. We believe that remarkable outcomes rarely result from modest risk, and we’d rather be failing frequently than never trying new things.

•	We recognize that life is short. We encourage candor and criticism as it helps us grow, but remember life is short so always be caring and kind.

We take great pride in recruiting and retaining people with HEART: Humility, Effectiveness, Adaptability, Remark-ability and Transparency, at every level of our company and hire employees passionate about joining our mission to transform the business world with inbound. In 2015, we were recognized by the Boston Globe as the Top Place to Work among large companies, a Best Place to Work for Women, Camaraderie and Technology by Fortune, and in December 2015 it was announced we ranked in the top 5 of Best Places to Work in 2016 by Glassdoor. Our policies on employee autonomy and transparency have been widely profiled in the media and we are incredibly proud of the culture that we have built. But, at the end of the day, we do not just talk about culture, we measure it, just as we do the rest of our business. We survey employees on a quarterly basis, making sure that our founders and executives review all the feedback, respond, and make adjustments when necessary.

As of December 31, 2015 we had 1,157 full-time employees. Of these employees, 960 are based in the United States, 166 are located in Ireland, 22 are located in Australia, and 9 are located in Singapore.

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

We generated net losses of $46.1 million in 2015, $48.2 million in 2014, and of $34.3 million in 2013. As of December 31, 2015, we had an accumulated deficit of $200.4 million. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to grow our marketing and sales operations, develop and enhance our inbound platform, scale our data center infrastructure and services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Annual Report on Form 10-K, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

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

Our customers have no obligation to renew their subscriptions for our platform after the expiration of their subscription periods, substantially all of which are one year or less. In addition, our customers may seek to renew for lower subscription amounts or for shorter contract lengths. Also, customers may choose not to renew their subscriptions for a variety of reasons, including an inability or failure on the part of a customer to create blogging, social media and other content necessary to realize the benefits of our platform. Our renewal rates may decline or fluctuate as a result of a number of factors, including limited customer resources, pricing changes, adoption and utilization of our platform and add-on applications by our customers, adoption of our new products, customer satisfaction with our platform, the acquisition of our customers by other companies and deteriorating general economic conditions. If our customers do not renew their subscriptions for our platform or decrease the amount they spend with us, our revenue will decline and our business will suffer.

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

Our head count and operations have grown substantially. For example, we had 1,157 full-time employees as of December 31, 2015, as compared with 785 as of December 31, 2014. We opened our first international office in Dublin, Ireland in January 2013, a second international office in Sydney, Australia in August 2014, and a third international office in Singapore in October 2015. We have announced our intention to open an international office in Japan in the second half of 2016. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

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

We rely on our marketing agency partners to provide certain services to our customers, as well as pursue sales of our inbound platform to customers. Marketing agency partners and customers referred to us by our marketing agency partners represented approximately 49% of our customers as of December 31, 2015, and 39% of our revenue for the year ended December 31, 2015. To the extent we do not attract new marketing agency partners, or existing or new marketing agency partners do not refer a growing number of customers to us, our revenue and operating results would be harmed. In addition, if our marketing agency partners do not continue to provide services to our customers, we would be required to provide such services ourselves either by expanding our internal team or engaging other third-party providers, which would increase our operating costs.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. As of December 31, 2015, approximately 27% of our customers were located outside of the United States and these customers generated approximately 24 % of our total revenue for the year ended December 31, 2015. We opened our first international office in Dublin, Ireland in January 2013 and we opened additional international offices in Sydney, Australia in August 2014, and in Singapore in October 2015. We have announced our intention to open an additional international office in Japan in the second half of 2016. These international offices focus primarily on sales, professional services and support. We also have a development team in Dublin, Ireland. Our current international operations and future initiatives will involve a variety of risks, including:

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

As of December 31, 2015, we had federal and state net operating loss carryforwards due to prior period losses, which, if not utilized, will begin to expire in 2027 for federal purposes and began to expire in 2014 for state purposes. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be further limited if we experience an ownership change. A Section 382 ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Future issuances of our stock could cause an ownership change. It is possible that an ownership change in connection with a future offering, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.

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

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share, our stock price has ranged from $25.79 to $59.55, through December 31, 2015. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, particularly since we no longer qualify as an “emerging growth company,” which could adversely affect our business, operating results and financial condition.

As a public company, and particularly since we no longer qualify as an “emerging growth company,” we will continue to incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the rules and regulations of the New York Stock Exchange, or NYSE. These requirements have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes-Oxley Act, or Section 404, requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. Our compliance with applicable provisions of Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. We have in the past identified control deficiencies, including a material weakness during the quarters ended June 30, 2015 and September 30, 2015. While we have remediated this material weakness and continue to seek improvements to enhance our control environment, we may identify additional material weaknesses or other deficiencies in the future.

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

We occupy approximately 180,000 square feet of office space in Cambridge, Massachusetts pursuant to lease agreements that expire through 2027. We also maintain offices in Portsmouth, New Hampshire, Dublin, Ireland, Sydney, Australia and Singapore. We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

	2015
	High	Low
First quarter	$43.47	$32.52
Second quarter	$53.32	$38.00
Third quarter	$54.12	$42.74
Fourth quarter	$59.55	$45.74

	2014
	High	Low
Fourth Quarter (from October 9, 2014 to December 31, 2014)	$38.60	$25.79

As of February 12, 2016 we had 102 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings to fund development and growth of our business, and do not anticipate paying cash dividends in the foreseeable future.

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

The following graph shows a comparison from October 9, 2014 (the date our common stock commenced trading on the NYSE) through December 31, 2015 of the cumulative total return for our common stock, the NASDAQ Computer Index and the S&P 500 Index. Such returns are based on historical results and are not intended to suggest future performance.

	10/9/2014	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015
HubSpot	100	112	133	165	154	187
S&P 500 Index	100	107	107	107	100	106
Nasdaq Computer Index	100	107	108	108	103	113

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.

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

The following selected consolidated statements of operations data for the years ended December 31, 2015, 2014, and 2013, and the consolidated balance sheet data as of December 31, 2015 and 2014, have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2012 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The consolidated balance sheet data as of December 31, 2011 has been derived from our unaudited consolidated financial statements not included in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2014 through 2011 have been adjusted to reflect the reclassification of credit card fees from cost of revenue subscription to general and administrative expenses. The amounts reclassified were $2 million in 2014, $1.5 million in 2013, $1.1 million in 2012, and $748 thousand in 2011.  Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$167,920	$106,319	$70,819	$45,870	$25,702
Professional services and other	14,023	9,557	6,815	5,734	2,851
Total revenue	181,943	115,876	77,634	51,604	28,553
Cost of revenue:
Subscription (1)	32,271	23,655	18,745	9,689	4,964
Professional services and other (1)	15,652	11,425	8,759	6,004	6,368
Total cost of revenue	47,923	35,080	27,504	15,693	11,332
Total gross profit	134,020	80,796	50,130	35,911	17,221
Operating expenses:
Research and development (1)	32,457	25,638	15,018	10,585	10,031
Sales and marketing (1)	112,629	78,809	53,158	34,949	24,088
General and administrative (1)	35,408	24,958	16,204	9,117	7,517
Total operating expenses	180,494	129,405	84,380	54,651	41,636
Loss from operations	(46,474)	(48,609)	(34,250)	(18,740)	(24,415)
Other income (expense)
Interest income	390	46	34	26	36
Interest expense	(185)	(322)	(20)	(63)	(30)
Other expense	628	564	(38)	(1)	(2)
Total other income (expense)	833	288	(24)	(38)	4
Net loss before income tax (provision) benefit	(45,641)	(48,321)	(34,274)	(18,778)	(24,411)
Income tax (provision) benefit	(412)	92	—	—	—
Net loss	(46,053)	(48,229)	(34,274)	(18,778)	(24,411)
Preferred stock accretion	—	331	54	81	87
Deemed dividend to investors	—	—	—	—	973
Net loss attributable to common stockholders	(46,053)	(48,560)	(34,328)	(18,859)	(25,471)
Net loss per common share, basic and diluted (2)	$(1.39)	$(4.20)	$(6.71)	$(4.01)	$(6.19)
Weighted average common shares used in computing basic and diluted net loss per common share (2)	33,222	11,562	5,113	4,699	4,115

(1)	Stock-based compensation included in the consolidated statements of operations data above was as follows:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cost of revenue:
Subscription	$341	$128	$50	$27	$16
Professional services and other	1,216	498	211	100	131
Research and development	6,327	6,190	691	739	2,341
Sales and marketing	7,658	5,596	1,194	691	647
General and administrative	5,766	3,946	1,318	958	1,484
Total stock-based compensation	$21,308	$16,358	$3,464	$2,515	$4,619

(2)	See Note 2 to our consolidated financial statements for further details on the calculation of basic and diluted net loss per share attributable to common stockholders.

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance sheet Data:
Cash and cash equivalents	$55,580	$123,721	$12,643	$41,097	$13,972
Working capital, excluding deferred revenue	118,854	130,886	13,803	39,934	12,875
Total assets	220,379	174,858	50,559	65,651	35,411
Deferred revenue	65,139	41,305	24,906	16,017	8,179
Total liabilities	98,671	64,159	42,514	27,621	17,053
Total redeemable convertible preferred stock	—	—	101,293	101,239	66,062
Total stockholders’ equity (deficit)	$121,708	$110,699	$(93,248)	$(63,209)	$(47,702)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

While our platform can scale to the enterprise, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving them. We efficiently reach these businesses at scale through our proven inbound go-to-market approach and more than marketing 2,900 agency partners worldwide. Our platform is particularly suited to serving the needs of mid-market business-to-business companies. These mid-market businesses seek an integrated, easy to implement and easy to use solution to reach customers and compete with organizations that have larger marketing and sales budgets. As of December 31, 2015, we had 18,116 customers of varying sizes in more than 90 countries, representing almost every industry.

Our platform is a multi-tenant, single code-based and globally available software-as-a-service, or SaaS, product delivered through web browsers or mobile applications. We sell our platform on a subscription basis and generated revenue of $181.9 million in 2015, $115.9 million in 2014, and $77.6 million in 2013, representing year-over-year increases of 57% in 2015 and 49% in 2014. We had net losses of $46.1 million in 2015, $48.2 million in 2014, and $34.3million in 2013, primarily due to increased investments in our growth.

We derive most of our revenue from subscriptions to our cloud-based software platform and related professional services, which consist of customer on-boarding and training services. Subscription revenue accounted for 92% of our total revenue for the years ended December 31, 2015 and 2014 and 91% of our total revenue for the year ended December 31, 2013. We sell three product plans at different base prices on a subscription basis, each of which includes our core platform and integrated applications to meet the needs of the various customers we serve. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We generate additional revenue based on the purchase of additional subscriptions, purchases of our add-on products and the number of account users, subdomains and website visits. Substantially all of our customers’ subscriptions are one year or less in duration.

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

Professional services and other revenue accounted for 8% of our total revenue for the years ended December 31, 2015 and 2014 and 9% of total revenue for the year ended December 31, 2013. Most of our customers purchase on-boarding and training services which are designed to help customers enhance their ability to attract, engage and delight their customers using our platform.

Our customer base has grown from 13,607 customers at the end of 2014 to 18,116 customers as of December 31, 2015, which has resulted in rapid revenue growth. As of December 31, 2015, approximately 27 % of our customers were located outside of the United States and these customers generated approximately 24 % of our total revenue for the year ended December 31, 2015. We opened our first international office in Dublin, Ireland in January 2013, a second international office in Sydney, Australia in August 2014, a third international office in Singapore in October 2015, and have announced a fourth international office in Japan. We plan to further grow our international business and expand to other geographies.

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

	Year Ended December 31,
	2015	2014	2013
Total customers	18,116	13,607	10,111
Average subscription revenue per customer	$10,419	$8,926	$7,752
Subscription dollar retention rate	99.2%	92.7%	82.9%

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

Other Income (Expense)

Other income (expense) includes interest income and expense and the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities. The additions of our international offices in Dublin, Ireland in 2013, Sydney, Australia in 2014, and Singapore in 2015 have increased our exposure to foreign currency fluctuations.

Income Tax (Provision) Benefit

The income tax (provision) benefit consists of current and deferred taxes for U.S. and foreign jurisdictions. We have historically had a taxable loss in our most significant jurisdictions and a full valuation allowance against the majority of our deferred tax assets. We expect this to continue in the near term.

Results of Operations

The following tables set forth certain consolidated financial data in dollar amounts and as a percentage of total revenue.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Revenue:
Subscription	$167,920	$106,319	$70,819
Professional services and other	14,023	9,557	6,815
Total revenue	181,943	115,876	77,634

Cost of revenue:
Subscription	32,271	23,655	18,745
Professional services and other	15,652	11,425	8,759
Total cost of revenue	47,923	35,080	27,504
Gross profit	134,020	80,796	50,130
Operating expenses:
Research and development	32,457	25,638	15,018
Sales and marketing	112,629	78,809	53,158
General and administrative	35,408	24,958	16,204
Total operating expenses	180,494	129,405	84,380
Loss from operations	(46,474)	(48,609)	(34,250)
Other income (expense):
Interest income	390	46	34
Interest expense	(185)	(322)	(20)
Other expense	628	564	(38)
Total other income (expense)	833	288	(24)
Loss before income tax (provision) benefit	(45,641)	(48,321)	(34,274)
Income tax (provision) benefit	(412)	92	—
Net loss	$(46,053)	$(48,229)	$(34,274)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Subscription	92%	92%	91%
Professional services and other	8	8	9
Total revenue	100	100	100
Cost of revenue:
Subscription	18	20	24
Professional services and other	9	10	11
Total cost of revenue	26	30	35
Gross profit	74	70	65
Operating expenses:
Research and development	18	22	19
Sales and marketing	62	68	68
General and administrative	19	22	21
Total operating expenses	99	112	109
Loss from operations	(26)	(42)	(44)
Total other income (expense)	—	—	—
Loss before income tax (provision) benefit	(25)	(42)	(44)
Income tax (provision) benefit	—	—	—
Net loss	(25)%	(42)%	(44)%

*	Percentages are based on actual values. Totals may not sum due to rounding.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Revenue

	Year Ended December 31,		Change
	2015	2014	Amount	%
	(dollars in thousands)
Subscription	$167,920	$106,319	$61,601	58%
Professional services and other	14,023	9,557	4,466	47%
Total revenue	$181,943	$115,876	$66,067	57%

Subscription revenue increased 58% during 2015 due to an increase throughout the year in total customers, which grew from 13,607 as of December 31, 2014 to 18,116 as of December 31, 2015, and an increase in average subscription revenue per customer, which grew from $8,926 in 2014 to $10,419 in 2015. The growth in total customers was primarily driven by our increased sales representative capacity to meet market demand. The increase in average subscription revenue per customer was driven primarily by existing customers increasing their use of our products, existing customers purchasing additional subscriptions, and new customers purchasing our higher price product plans.

The 47% increase in professional services and other revenue resulted primarily from the delivery of on-boarding and training services for subscriptions sold.

Total Cost of Revenue, Gross Profit and Gross Margin

	Year Ended December 31,		Change
	2015	2014	Amount	%
	(dollars in thousands)
Total cost of revenue	$47,923	$35,080	$12,843	37%
Gross profit	134,020	80,796	53,224	66%
Gross margin	74%	70%

Total cost of revenue increased 37% during 2015 primarily due to an increase in subscription and hosting costs, employee-related costs, amortization of developed technology, and allocated overhead expenses. The increase in gross margin was primarily driven by improved leverage of our hosting costs relative to growth in subscription revenue.

	Year Ended December 31,		Change
	2015	2014	Amount	%
	(dollars in thousands)
Subscription cost of revenue	$32,271	$23,655	$8,616	36%
Percentage of subscription revenue	19%	22%

The increase in subscription cost of revenue for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to the following:

Change
(in thousands)
Subscription and hosting costs	$4,981
Employee-related costs	2,166
Capitalized software amortization	749
Allocated overhead expenses	720
$8,616

Subscription and hosting costs increased due to growth in our customer base from 13,607 at December 31, 2014 to 18,116 at December 31, 2015. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products and increased functionality. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount.

	Year Ended December 31,		Change
	2015	2014	Amount	%
	(dollars in thousands)
Professional services and other cost of revenue	$15,652	$11,425	$4,227	37%
Percentage of professional services and other revenue	112%	120%

The increase in professional services and other cost of revenue for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$2,820
Allocated overhead expenses	968
Professional fees	439
$4,227

Employee-related costs increased as a result of increased headcount as we continue to grow our professional services organization to support our customer growth. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount. Professional fees increased due to expanded use of third parties to assist with customer data migration.

Research and Development

	Year Ended December 31,		Change
	2015	2014	Amount	%
	(dollars in thousands)
Research and development	$32,457	$25,638	$6,819	27%
Percentage of total revenue	18%	22%

The increase in research and development expense for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$5,280
Allocated overhead expenses	1,288
Professional fees	251
$6,819

Employee-related costs and professional fees increased as a result of increased headcount as we continue to grow our engineering organization to develop new products and increased functionality, and to maintain our existing platform. Allocated overhead expense increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount.

Sales and Marketing

	Year Ended December 31,		Change
	2015	2014	Amount	%
	(dollars in thousands)
Sales and marketing	$112,629	$78,809	$33,820	43%
Percentage of total revenue	62%	68%

The increase in sales and marketing expense for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$22,783
Partner commissions	4,462
Allocated overhead expenses	3,409
Marketing programs	3,166
$33,820

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

General and Administrative

	Year Ended December 31,		Change
	2015	2014	Amount	%
	(dollars in thousands)
General and administrative	$35,408	$24,958	$10,450	42%
Percentage of total revenue	19%	22%

The increase in general and administrative expense for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$5,128
Allocated overhead expenses	2,314
Professional fees	1,618
Customer credit card fees	986
Bad debt expense	404
$10,450

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

Other Income

	Year Ended December 31,		Change
	2015	2014	Amount	%
	(dollars in thousands)
Other income	$833	$288	$545	189%
Percentage of total revenue	*	*

*	not meaningful

Other income includes interest income and expense and the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities. Other income fluctuated primarily as a result of changes in foreign exchange rates.

Income Tax (Provision) Benefit

	Year Ended December 31,		Change
	2015	2014	Amount	%
	(dollars in thousands)
Income tax (provision) benefit	$(412)	$92	$(504)	(548)%
Percentage of total revenue	*	*

*	not meaningful

Income tax (provision) benefit consists of current and deferred taxes for U.S. and foreign jurisdictions. Income tax (provision) benefit is not significant for any period presented.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Revenue

	Year Ended December 31,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Subscription	$106,319	$70,819	$35,500	50%
Professional services and other	9,557	6,815	2,742	40%
Total revenue	$115,876	$77,634	$38,242	49%

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

Total Cost of Revenue, Gross Profit and Gross Margin

	Year Ended December 31,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Total cost of revenue	$35,080	$27,504	$7,576	28%
Gross profit	80,796	50,130	30,666	61%
Gross margin	70%	65%

Total cost of revenue increased 28% during 2014 primarily due to an increase in subscription and hosting costs, employee-related costs, amortization of developed technology, and allocated overhead expenses. The increase in gross margin was primarily driven by improved leverage of our hosting costs relative to growth in subscription revenue.

	Year Ended December 31,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Subscription cost of revenue	$23,655	$18,745	$4,910	26%
Percentage of subscription revenue	22%	26%

The increase in subscription cost of revenue for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to the following:

Change
(in thousands)
Subscription and hosting costs	$1,950
Employee-related costs	1,566
Capitalized software amortization	1,319
Allocated overhead expenses	75
$4,910

Subscription and hosting costs increased due to growth in our customer base from 10,111 at December 31, 2013 to 13,607 at December 31, 2014. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products and increased functionality. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount.

	Year Ended December 31,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Professional services and other cost of revenue	$11,425	$8,759	$2,666	30%
Percentage of professional services and other revenue	120%	129%

The increase in professional services and other cost of revenue for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$1,414
Professional fees	915
Allocated overhead expenses	337
$2,666

Employee-related costs increased as a result of increased headcount as we continue to grow our professional services organization to support our customer growth. Professional fees increased due to increased use of third parties to assist with customer data migrations. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount.

Research and Development

	Year Ended December 31,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Research and development	$25,638	$15,018	$10,620	71%
Percentage of total revenue	22%	19%

Change
(in thousands)
Employee-related costs	$9,889
Allocated overhead expenses	614
Professional fees	117
$10,620

Employee-related costs and professional fees increased as a result of increased headcount as we continue to grow our engineering organization to develop new products and maintain our existing platform. Employee-related expenses also increased due to a one-time non-cash stock-based compensation expense that occurred as a result of our initial public offering, or IPO. Allocated overhead expense increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount. Professional fees due to increased use of third-party contractors for development activities.

Sales and Marketing

	Year Ended December 31,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Sales and marketing	$78,809	$53,158	$25,651	48%
Percentage of total revenue	68%	68%

Change
(in thousands)
Employee-related costs	$19,753
Partner commissions	2,389
Marketing programs	2,245
Allocated overhead expenses	1,264
$25,651

Employee-related costs increased as a result of increased headcount as we continue to expand our selling and marketing organizations to grow our customer base. Employee-related expenses also increased due to a one-time non-cash stock-based compensation expense that occurred as a result of our IPO. Partner commissions increased as a result of increased revenue generated through our marketing agency partners. Marketing programs increased as we continue to make investments in attracting new customers, and increased the size of our annual INBOUND conference and overall spending due to growth in the business. Allocated overhead expenses increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount.

General and Administrative

	Year Ended December 31,		Change
	2014	2013	Amount	%
	(dollars in thousands)
General and administrative	$24,958	$16,204	$8,754	54%
Percentage of total revenue	22%	21%

The increase in sales and marketing expense for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$5,999
Allocated overhead expenses	1,667
Professional fees	623
Customer credit card fees	465
$8,754

Employee-related costs increased as a result of increased headcount as we continue to grow our business and require additional personnel to support our expanded operations including infrastructure and controls required for being a public company. Employee-related expenses also increased due to a one-time non-cash stock-based compensation expense that occurred as a result of our IPO. Allocated overhead expenses increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount. Professional fees increased as a result of increased use of accounting, consulting and legal services related to international expansion our preparation to become a public company, and costs incurred as a public company after our IPO. Customer credit card fees increased due to increased customer transactions as we continue to grow our business.

Other Income (Expense)

	Year Ended December 31,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Other income (expense)	$288	$(24)	$312	*
Percentage of total revenue	*	*

*	not meaningful

Other income (expense) includes interest income and expense and the impact of foreign currency transaction gains and losses. Other income (expense) is not significant for any period presented.

Income Tax (Provision) Benefit

	Year Ended December 31,		Change
	2014	2013	Amount	%
	(dollars in thousands)
Income tax (provision) benefit	$92	$—	$92	*
Percentage of total revenue	*	*

*	not meaningful

Income tax (provision) benefit consists of current and deferred taxes for U.S. and foreign jurisdictions. Income tax (provision) benefit is not significant for any period presented.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, net accounts receivable and our common stock offerings. In connection with our secondary offering in March 2015 we received aggregate net proceeds of $33.7 million and in connection with our IPO in October 2014, we received aggregate net proceeds of $130.8 million. Prior to our IPO, we funded our operations primarily through issuances of convertible preferred stock, debt and proceeds from the exercises of options.

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents used in operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash and cash equivalents	$55,580	$123,721	$12,643
Working capital	54,447	90,081	(10,859)
Net cash and cash equivalents used in operating activities	(423)	(12,464)	(19,808)
Net cash and cash equivalents used in investing activities	(104,104)	(10,480)	(9,170)
Net cash and cash equivalents provided by financing activities	36,939	134,437	514

Our cash and cash equivalents at December 31, 2015 was held for working capital purposes. We believe our working capital is sufficient to support our operations for at least the next 12 months. At December 31, 2015, $11.2 million of our cash and cash equivalents was held in accounts outside the United States. These funds would be subject to U.S. federal taxation if repatriated, with such tax liability partially offset by foreign tax credits. Any potential tax impact of repatriating these funds would be immaterial to the financial statements. We do not intend to repatriate these funds.

Net Cash and Cash Equivalents Used in Operating Activities

Net cash and cash equivalents used in operating activities consists primarily of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash and cash equivalents used in operating activities during the year ended December 31, 2015 primarily reflected our net loss of $46.1 million, offset by non-cash expenses that included $7.3 million of depreciation and amortization, $21.3 million in stock-

based compensation, $0.7 million of amortization of bond premium, $1.8 million of non-cash rent expense, and $0.3 million on non-cash income related to unrealized foreign currency gains. Working capital sources of cash and cash equivalents primarily included a $24.7 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period and a $7.1 million increase in accrued expenses as a result of increased expense related to overall growth of the company. These sources of cash and cash equivalents were offset by an $11.2 million increase in accounts receivable as a result of increased billings to customers consistent with the overall growth of the business, a $3.4 million increase in prepaid expense related to growth of the company, and a $2.1 million decrease in deferred commissions expense.

Net cash and cash equivalents used in operating activities during the year ended December 31, 2014 primarily reflected our net loss of $48.2 million, offset by non-cash expenses that included $5.7 million of depreciation and amortization, $16.4 million in stock-based compensation, $0.3 million of non-cash rent expense, and $0.2 million on non-cash income related to unrealized foreign currency gains. Working capital sources of cash and cash equivalents included a $17.1 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $1.5 million increase in deferred rent associated with reimbursements by our landlord for leasehold improvements, and a $4.7 million increase in accrued expenses as a result of increased expense related to overall growth of the company. These sources of cash and cash equivalents were offset by a $7.3 million increase in accounts receivable as a result of increased billings to customers consistent with the overall growth of the business, and a $2.0 million decrease in deferred commissions expense.

Net cash and cash equivalents used in operating activities during 2013 primarily reflected our net loss of $34.3 million, offset by non-cash expenses that included $4.5 million of depreciation and amortization, $3.5 million in stock-based compensation, and $0.9 million of non-cash rent expense. Working capital sources of cash included an $8.8 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period and a $4.3 million increase in accrued expenses as a result of a higher level of expenses consistent with the overall growth of the business. These sources of cash were offset by a $2.0 million decrease in accounts receivable as a result of increased billings to customers consistent with the overall growth of the business, a $3.4 million decrease in prepaid expenses and other assets resulting from a prepayment to one of our third party hosting service providers, a $1.2 million decrease in accounts payable resulting from paying down our accounts payable after year-end, and a $1.2 million decrease in deferred commission expense due to increased commission costs consistent with the overall growth of the business. The change in net cash used in operating activities from 2012 to 2013 is primarily due to increases in payments for employee payroll as we continued to invest in and grow our business.

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

Net cash and cash equivalents used in investing activities during the year ended December 31, 2015 consisted primarily of $113.6  million of purchases of investments, $8.4 million of purchased property and equipment, $600 thousand used to acquire a business, and $4.3 million of capitalized software development costs. These uses of cash were offset by $23.0 million related to maturities of investments. In the year ended December 31, 2015 we continued to invest in improvements to our leased spaces.

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

Net cash and cash equivalents used in investing activities during 2013 was $9.2 million. This consisted primarily of $4.4 million of purchased property and equipment and $3.4 million of capitalized software development costs. In 2013, we expanded our operations and the leased space of our headquarters in Cambridge, Massachusetts, and also invested in improvements to the leased space. In addition, we were required to restrict a portion of our cash balance as a security deposit for the additional leased space.

Net Cash and Cash Equivalents Provided by Financing Activities

Our primary financing activities have consisted primarily of our stock offerings, draw-downs and repayments of our line of credit, and proceeds from the exercise of options.

For the year ended December 31, 2015 cash and cash equivalents provided by financing activities consisted primarily of $33.7 million of net proceeds received from the issuance of common stock and $12.1 million of proceeds received from the issuance of common stock under stock plans. These sources of cash were offset by $8.6 million used for payment of employee taxes related to the net share settlement of stock-based awards.

For the year ended December 31, 2014 cash and cash equivalents provided by financing activities consisted primarily of $130.8 million of net proceeds received from our IPO, $3.8 million from option exercises, and $18.0 million of draw-downs and offsetting repayments under our line of credit.

For the year ended December 31, 2013, cash and cash equivalents provided by financing activities consisted primarily of $0.6 million of proceeds received from option exercises and was offset by $0.1 million used to repay capital leases.

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

We use the Black-Scholes option pricing model to measure the fair value of our option awards when they are granted. For stock options and RSUs granted subsequent to our IPO, our board of directors determined the fair value based on the closing price of our common stock as reported on the New York Stock Exchange on the date of grant. We used the daily historical volatility of companies we consider to be our peers. To determine our peer companies, we used the following criteria: software or software-as-a-service companies; similar histories and relatively comparable financial leverage; sufficient public company trading history; and in similar businesses and geographical markets. We used the peers’ stock price volatility over the expected life of our granted options to calculate the expected volatility. The expected term of employee option awards is determined using the average midpoint between vesting and the contractual term for outstanding awards, or the simplified method, because we do not yet have a sufficient history of option exercises. We consider this appropriate as we plan to see changes to our equity structure in the future and there is no other method that would be more indicative of exercise activity. The risk-free interest rate is based on the rate on U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. We have not paid dividends and do not anticipate paying a cash dividend in the foreseeable future and, accordingly, use an expected dividend yield of zero.

The following table summarizes the assumptions, other than fair value of our common stock, relating to our stock options granted in the years ended December 31, 2015, 2014, and 2013:

Year Ended December 31,
	2015	2014	2013
Dividend yield	—	—	—
Expected volatility	43.0% - 51.6%	44.8-50.9%	46.8-54.7%
Risk-free interest rate	1.36 - 1.53	1.79-2.67%	0.82-1.86%
Expected term (in years)	6.18 - 6.22	5.0-6.5	4.6-6.5

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

Valuation of Common Stock

Since completion of our initial public offering in October 2014, we have valued our shares of common stock in connection with the issuance of stock-based equity awards using the closing price of our shares of common stock on the New York Stock Exchange on the date of the grant.

Goodwill Impairment

Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment at least annually. We performed our annual impairment assessment on November 30, 2015. We operate under one reporting unit and as a result, evaluate goodwill impairment based on our fair value as a whole.

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

When assessing goodwill for impairment for the year ended December 31, 2015, we decided to use the two-step quantitative analysis. We determined our enterprise value at the measurement date by using our market capitalization. Based on the results of our most recent annual assessment performed on November 30, 2015, we concluded that the fair value of our reporting unit exceeded its carrying amount and there was no impairment of goodwill.

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course a business. Certain of our leases contain optional termination dates. The table below only includes payments up to the optional termination date. If we were to extended leases beyond the optional termination date the future commitments would increase by approximately $12.7 million. Below is a table that shows the projected outlays as of December 31, 2015:

		Payments due in:
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Capital lease obligations	$848	$561	$287	$—	$—
Operating leases obligations	128,588	9,091	21,267	20,857	77,373
Vendor commitments	58,100	15,700	34,400	8,000	—
Total	$187,536	$25,352	$55,954	$28,857	$77,373

In April 2015, we entered into a new ten-year property lease. The lease commences on January 1, 2016 and we will pay an aggregate of approximately $37 million in rent over the ten-year lease period.

In September 2015, we entered into a five-year property lease. The lease commenced on October 1, 2015 and we will pay an aggregate of approximately $1.3 million in rent over the five-year lease period.

In November 2015, we entered into a twenty-year property lease, with the option to break the term at 10 years and 6 months. The lease will become effective once certain landlord work in the building has been completed and we will pay an aggregate of approximately $14 million in rent over the initial ten-year six month term.

In December 2015, we amended an existing lease and expanded the leased premises. The amended lease provides for additional rentable square feet when the term of the existing tenants expire. The amended lease commenced on November 1, 2015 and will expire on October 31, 2027. We will pay an aggregate of approximately $72 million in rent over the lease period.

In December 2015, we entered into a three-year property lease. The lease commences on April 14, 2016 and we will pay an aggregate of approximately $1.7 million in rent over the three-year lease period.

We have additional existing property leases that will require us to pay an aggregate of approximately $2.4 million in rent over the lease periods. These leases expire at various dates through 2020.

In May 2015, we entered into a renewal agreement with a customer relationship management vendor. Our contractual obligation under this agreement is approximately $30 million, payable over the five-year term of the agreement.

In December 2015, we entered into a renewal agreement with a web-hosting vendor. Our contractual obligation under this agreement is approximately $32 million, payable over the three-year term of the agreement.

Letters of Credit

As of December 31, 2015, we had a total of $4.3 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through October 2027.

Off Balance Sheet Arrangements

We have no material off-balance sheet arrangements at December 31, 2015 or 2014 exclusive of items described above and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

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

Interest Rate Sensitivity

Our portfolio of cash and cash equivalents and short- and long-term investments is maintained in a variety of securities, including government agency obligations, corporate bonds and money market funds. Investments are classified as available-for-sale securities and carried at their fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. A sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes. We have a revolving credit line which had no outstanding balance as of December 31, 2015. The interest rate associated with the revolving line is the prime lending rate plus 0.5%.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of HubSpot, Inc.

Cambridge, Massachusetts

We have audited the accompanying consolidated balance sheets of HubSpot, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of HubSpot, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 24, 2016

HUBSPOT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$55,580	$123,721
Short-term investments	48,972	—
Accounts receivable—net of allowance for doubtful accounts of $371 and $218 at December 31, 2015 and 2014, respectively	25,142	14,270
Deferred commission expense	8,114	5,995
Restricted cash	—	230
Prepaid hosting costs	3,047	1,777
Prepaid expenses and other current assets	4,899	3,516
Total current assets	145,754	149,509
Long-term investments	40,566	—
Property and equipment, net	18,161	11,381
Capitalized software development costs, net	4,655	4,433
Restricted cash	363	—
Other assets	1,007	116
Intangible assets, net	100	89
Goodwill	9,773	9,330
Total assets	220,379	174,858
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	2,588	2,800
Accrued compensation costs	11,371	7,660
Other accrued expenses	12,313	7,953
Capital lease obligations	542	100
Deferred rent	86	110
Deferred revenue	64,407	40,805
Total current liabilities	91,307	59,428
Capital lease obligations, net of current portion	277	78
Deferred rent, net of current portion	6,345	4,153
Deferred revenue, net of current portion	732	500
Other long term liabilities	10	—
Total liabilities	98,671	64,159
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value—authorized, 500,000 shares; issued and outstanding, 34,313 and 31,431 at December 31, 2015 and 2014, respectively	34	32
Additional paid-in capital	322,833	265,113
Accumulated other comprehensive loss	(805)	(145)
Accumulated deficit	(200,354)	(154,301)
Total stockholders’ equity	121,708	110,699
Total liabilities and stockholders’ equity	$220,379	$174,858

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Subscription	$167,920	$106,319	$70,819
Professional services and other	14,023	9,557	6,815
Total revenue	181,943	115,876	77,634
Cost of Revenues:
Subscription	32,271	23,655	18,745
Professional services and other	15,652	11,425	8,759
Total cost of revenues	47,923	35,080	27,504
Gross profit	134,020	80,796	50,130
Operating expenses:
Research and development	32,457	25,638	15,018
Sales and marketing	112,629	78,809	53,158
General and administrative	35,408	24,958	16,204
Total operating expenses	180,494	129,405	84,380
Loss from operations	(46,474)	(48,609)	(34,250)
Other income (expense):
Interest income	390	46	34
Interest expense	(185)	(322)	(20)
Other income (expense)	628	564	(38)
Total other income (expense)	833	288	(24)
Loss before income tax (provision) benefit	(45,641)	(48,321)	(34,274)
Income tax (provision) benefit	(412)	92	—
Net loss	(46,053)	(48,229)	(34,274)
Preferred stock accretion	—	331	54
Net loss attributable to common stockholders	(46,053)	(48,560)	(34,328)
Net loss attributable to common stockholders per common share, basic and diluted	$(1.39)	$(4.20)	$(6.71)
Weighted average common shares used in computing basic and diluted net loss attributable to common stockholders per common share:	33,222	11,562	5,113

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year ended December 31,
	2015	2014	2013
Net loss	$(46,053)	$(48,229)	$(34,274)
Other comprehensive loss:
Foreign currency translation adjustments	(272)	(66)	(69)
Changes in unrealized losses on investments	(388)	—	—
Comprehensive loss	$(46,713)	$(48,295)	$(34,343)

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except per share amounts)

	Redeemable Convertible Preferred Stock		Common Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated Equity
	Shares	Amount	Shares	Amount	Capital	Loss	(Deficit)	Total
Balances at January 1, 2013	58,589	$101,239	5,004	$5	$8,594	$(10)	$(71,798)	$(63,209)
Exercise of common stock options	—	—	230	—	621	—	—	621
Stock based compensation	—	—	—	—	3,353	—	—	3,353
Restricted shares vesting	—	—	67	—	384	—	—	384
Cumulative translation adjustment	—	—		—	—	(69)	—	(69)
Accretion of redeemable convertible preferred stock to redemption	—	54	—	—	(54)	—	—	(54)
Net loss	—	—	—	—	—	—	(34,274)	(34,274)
Balances at December 31, 2013	58,589	$101,293	5,301	$5	$12,898	$(79)	$(106,072)	$(93,248)
Exercise of common stock options	—	—	850	1	3,793	—	—	3,794
Stock-based compensation	—	—	—	—	16,593	—	—	16,593
Accretion of redeemable convertible preferred stock	—	331	—	—	(331)	—	—	(331)
Conversion of preferred stock to common stock	(58,589)	(101,624)	19,530	20	101,604	—	—	101,624
Issuance of common stock in relation to Initial Public Offering, net of offering costs incurred of $3,126	—	—	5,750	6	130,556	—	—	130,562
Cumulative translation adjustment	—	—	—			(66)	—	(66)
Net loss	—	—	—	—	—	—	(48,229)	(48,229)
Balances at December 31, 2014	—	$—	31,431	$32	$265,113	$(145)	$(154,301)	$110,699
Issuance of common stock under stock plans, net of shares withheld for employee taxes			1,910	1	2,252	—	—	2,253
Stock-based compensation	—	—	—	—	21,800	—	—	21,800
Proceeds from secondary public offering, net of deferred offering costs	—	—	972	1	33,668	—	—	33,669
Unrealized loss on investments	—	—	—	—	—	(388)	—	(388)
Cumulative translation adjustment	—	—	—	—	—	(272)	—	(272)
Net loss	—	—	—	—	—	—	(46,053)	(46,053)
Balances at December 31, 2015	—	$—	34,313	$34	$322,833	$(805)	$(200,354)	$121,708

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating Activities:
Net loss	$(46,053)	$(48,229)	$(34,274)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	7,343	5,714	4,472
Stock-based compensation	21,308	16,358	3,464
Provision for income taxes	(50)	(133)	—
Amortization of bond premiums	671	—	—
Non-cash rent expense	1,793	286	908
Unrealized currency translation	(329)	(213)	—
Changes in assets and liabilities
Accounts receivable	(11,249)	(7,258)	(1,955)
Prepaid expenses and other assets	(3,373)	(713)	(3,351)
Deferred commission expense	(2,119)	(2,004)	(1,155)
Accounts payable	(508)	286	(1,158)
Accrued expenses	7,085	4,734	4,259
Restricted cash	—	157	(67)
Deferred rent	392	1,467	258
Deferred revenue	24,666	17,084	8,791
Net cash and cash equivalents used in operating activities	(423)	(12,464)	(19,808)
Investing Activities:
Purchases of investments	(113,615)	—	—
Maturity of investments	23,018	—	—
Purchases of property and equipment	(8,427)	(7,266)	(4,358)
Capitalization of software development costs	(4,314)	(4,634)	(3,432)
Acquisition of a business	(600)	—	—
Acquisition of intangible assets	—	(80)	(190)
Restricted cash	(166)	1,500	(1,190)
Net cash and cash equivalents used in investing activities	(104,104)	(10,480)	(9,170)
Financing Activities:
Proceeds from common stock offerings, net of offering costs paid of $583 in 2015 and $2,924 in 2014	33,669	130,764	—
Employee taxes paid related to the net share settlement of stock-based awards	(8,607)	—	—
Proceeds related to the issuance of common stock under stock plans	12,083	3,794	621
Proceeds from draw-down on line of credit	—	18,000	—
Payments on line of credit	—	(18,000)	—
Repayment of capital lease obligations	(206)	(121)	(107)
Net cash and cash equivalents provided by financing activities	36,939	134,437	514
Effect on exchange rate changes on cash and cash equivalents	(553)	(415)	10
Net (decrease) increase in cash and cash equivalents	(68,141)	111,078	(28,454)
Cash and cash equivalents, beginning of year	123,721	12,643	41,097
Cash and cash equivalents, end of year	$55,580	$123,721	$12,643
Supplemental cash flow disclosure:
Cash paid for interest	$185	$199	$3
Cash paid for income taxes	$215	$—	$—
Non-cash investing and financing activities:
Property and equipment acquired under capital lease	$847	$—	$299
Capital expenditures incurred but not yet paid	$435	$111	$1,499
IPO costs incurred but not yet paid	$—	$202	$—
Accretion of preferred stock	$—	$331	$54
Conversion of preferred stock to common stock	$—	$101,624	$—

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

The Company is headquartered in Cambridge, Massachusetts, and has wholly-owned subsidiaries in Dublin, Ireland, which commenced operations in January of 2013, in Sydney, Australia, which commenced operations in August of 2014, and in Singapore which commenced operations in October 2015.

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

2. Summary of Significant Accounting Policies

Basis of Presentation —The consolidated financial statements have been prepared in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions have been eliminated in consolidation.

Use of Estimates —The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Operating Segments —The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision makers (“CODMs”), which are the Company’s chief executive officer and chief operating officer, in deciding how to allocate resources and assess performance. The Company’s CODMs evaluate the Company’s financial information and resources and assess the performance of these resources on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.

Loss Per Share — Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, common stock warrants, restricted stock units (“RSUs”) and redeemable convertible preferred stock are considered to be potential common stock equivalents. The Company applied the two-class method to calculate its basic and diluted net loss per share of common stock for the year ended December 31, 2013, as its convertible preferred stock and common stock are participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. However, the two-class method does not impact the net loss per share of common stock as the Company was in a loss position for the year ended December 31, 2013 and preferred stockholders did not participate in losses.

A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share amounts)
Numerator:
Net loss attributable to common stockholders	$(46,053)	$(48,560)	$(34,328)
Denominator:
Weighted-average common shares outstanding—basic	33,222	11,562	5,113
Dilutive effect of share equivalents resulting from stock options, RSUs, common stock warrant and redeemable convertible preferred shares (as converted)	—	—	—
Weighted-average common shares outstanding-diluted	33,222	11,562	5,113
Net loss per common share, basic and diluted	$(1.39)	$(4.20)	$(6.71)

Additionally, since the Company incurred net losses for the years ended December 31, 2015, 2014 and 2013, diluted net loss attributable to common stockholders per share is the same as basic net loss attributable to common stockholders. The Company’s outstanding stock options, common stock warrant, redeemable convertible preferred stock, and RSUs are not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following table contains share totals with a potentially dilutive impact:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Options to purchase common shares	3,331	4,588	4,695
Common stock warrant	—	13	13
Convertible preferred shares (as converted)	—	—	19,530
RSUs	1,703	1,376	858

Cash and Cash Equivalents —The Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly-liquid investments with remaining maturities of three months or less at the date of purchase, consisting of money-market funds.

Investments — Investments consist of corporate debt securities and U.S. government agency obligations. Securities having remaining maturities of more than three months at the date of purchase and less than one year from the date of the balance sheets are classified as short-term, and those with maturities of more than one year from the date of the balance sheet are classified as long-term in the consolidated balance sheets. The Company classifies its debt investments with readily determinable market values as available-for-sale. These investments are classified as investments on the consolidated balance sheets and are carried at fair market value, with unrealized gains and losses considered to be temporary in nature reported as accumulated other comprehensive loss, a separate component of stockholders’ equity. The Company reviews all investments for reductions in fair value that are other-than-temporary. When such reductions occur, the cost of the investment is adjusted to fair value through recording a loss on investments in the consolidated statements of operations. Gains and losses on investments are calculated on the basis of specific identification.

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

Accounts Receivable and Allowance for Doubtful Accounts —Accounts receivable are carried at the original invoiced amount less an allowance for doubtful accounts based on the probability of future collection. When management becomes aware of circumstances that may decrease the likelihood of collection, it records a specific allowance against amounts due, which reduces the receivable to the amount that management reasonably believes will be collected. For all other customers, management determines the adequacy of the allowance based on historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with specific accounts. To date, losses resulting from uncollected receivables have not exceeded management’s expectations.

The following is a rollforward of the Company’s allowance for doubtful accounts (in thousands):

	Balance Beginning of Period	Charged to Statement of Operations	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2015	$218	$1,367	$(1,214)	$371
Year ended December 31, 2014	$175	$632	$(589)	$218
Year ended December 31, 2013	$122	$523	$(470)	$175

(1)	Deductions include actual accounts written-off, net of recoveries.

Restricted Cash —The Company had restricted cash of $363 thousand at December 31, 2015 and $230 thousand at December 31, 2014 related to landlord guarantees for leased facilities.

Property and Equipment —Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to leasehold improvements. Depreciation is recorded over the following estimated useful lives:

Estimated Useful Life
Employee related computer equipment	2 years
Computer equipment and purchased software	3 years
Office equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of lease term or useful life

Impairment of Long-Lived Assets —Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable or that the useful lives of those assets are no longer appropriate. Management considers the following potential indicators of impairment of its long-lived assets (asset group): a substantial decrease in the Company’s stock price, a significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used, a significant adverse change in legal factors or in the business climate that could affect the value of the long-lived asset (asset group), an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group), and a current expectation that, more likely than not, a long lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there may be an impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. For the years presented, the Company did not recognize an impairment charge.

Goodwill —Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company has no other intangible assets with indefinite useful lives. Goodwill is not subject to amortization, but is monitored annually for impairment or more frequently if there are indicators of impairment. Management considers the following potential indicators of impairment: significant underperformance relative to historical or projected future operating results, significant changes in the Company’s use of acquired assets or the strategy of the Company’s overall business, significant negative industry or economic trends and a significant decline in the Company’s stock price for a sustained period. The Company performs its annual impairment test on November 30. Currently, the Company’s goodwill is evaluated at the entity level as it is determined there is only one reporting unit. The Company performs a two-step impairment test. In the first step, the fair value of each reporting unit is compared to its carrying amount. If the fair value exceeds the carrying value of the net assets assigned, goodwill is not considered impaired and the second step is not required. If the carrying value exceeds the fair value, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of the goodwill exceeds the fair value, then an impairment charge is recorded. On November 30, 2015 the fair value of the Company’s single reporting unit exceeded its carrying amount. Because the fair value of the Company’s single reporting unit was in excess of its carrying value and there were no indicators that the Company’s goodwill had become impaired since that date, there was no impairment as of November 30, 2015 through December 31, 2015.

For the years ended December 31, 2015, 2014 and 2013, the Company did not recognize an impairment charge.

Advertising Expense —The Company expenses advertising as incurred, which is included in sales and marketing expense in the accompanying consolidated statements of operations. The Company incurred $4.9 million of advertising expense in 2015, $3.3 million in 2014, and $3.5 million in 2013.

Revenue Recognition —The Company primarily generates revenue from multiple-element arrangements, which typically include subscriptions to its online software solution and professional services which includes on-boarding and training services. The Company’s customers do not have the right to take possession of the online software solution. The Company recognizes revenue when all of the following have occurred:

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

When multiple-element arrangements are separated into different units of accounting, the arrangement consideration is allocated to the identified separate units based on a relative selling price hierarchy. The estimated fair value of each element is determined based upon the following hierarchy: (1) vendor specific objective evidence (“VSOE”) of fair value, (2) third party evidence of selling price (“TPE”), or (3) the Company’s best estimate of selling price (“BESP”). The Company is not able to establish VSOE of fair value for undelivered elements, which in most instances is subscription and training and professional services, based on its pricing practices, and there is not a reliable measure of TPE of selling price. As such, arrangement consideration is allocated amongst multiple deliverable arrangements using BESP. The Company establishes BESP for each deliverable primarily considering the median of actual sales prices of each type of subscription and other professional services sold. The Company considers each type of subscription and service as well as pricing and geographic information when establishing BESP. Arrangement consideration is allocated such that the revenue recognized does not exceed the fee subject to refund.

Revenue from subscriptions is recognized ratably over the subscription period beginning on the date the Company’s subscription is made available to customers. Substantially all subscription contracts are one year or less. The Company recognizes revenue from on-boarding and training services as the services are provided.

The Company pays its marketing agency partners a commission of the subscription sales price for sales to customers. The classification of the commission paid on the Company’s consolidated statements of operations depends on who is purchasing its subscription. In instances where the customer is purchasing the subscription, the Company is the primary obligor and records the commission paid to the agency partner as sales and marketing expense. When the agency partner purchases the subscription directly from the Company, the Company nets the consideration paid to the partner against the associated revenue it recognizes, as in these instances the Company’s customer is the partner and the Company’s remaining obligations are to the partner. The Company does not believe that it receives a tangible benefit from the payment back to the partner. The Company has $4.9 million accrued for partner commissions at December 31, 2015 and $2.8 million accrued for partner commissions at December 31, 2014. These amounts are included within other accrued expenses on the balance sheets.

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

Concentrations of Credit Risk and Significant Customers —Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, investments and accounts receivable.

A significant portion of the Company’s cash and cash equivalents is held at one financial institution that management believes to be of high credit quality. Although the Company deposits it cash and cash equivalents with multiple financial institutions, its deposits exceed federally insured limits.

The Company’s investments consist of highly rated corporate debt securities and U.S. government agency obligations. The Company limits the amount of investments in any single issuer. The Company believes that, as of December 31, 2015, its concentration of credit risk related to investments was not significant.

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

At December 31, 2015 and 2014 there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue in any of the periods presented.

Foreign Currency —The functional currency of the Company’s foreign subsidiaries is the local currency. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates; with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive loss. Income and expense accounts are translated at the weighted-average exchange rates during the period. Foreign currency transaction gains and losses are recorded in other income (expense).

Research and Development —Research and development expenses include payroll, employee benefits and other expenses associated with product development.

Capitalized Software Development Costs —Certain payroll and stock compensation costs incurred to develop functionality for the Company’s software platform, as well as certain upgrades and enhancements that are expected to result in increased functionality are capitalized. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, certain internal costs are capitalized until the software is substantially complete and ready for its intended use. Capitalized software development costs are amortized on a straight-line basis over their estimated useful life of two years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Capitalized software development costs consisted of the following:

	December 31, 2015	December 31, 2014
	(in thousands)
Gross capitalized software development costs	$18,737	$14,219
Accumulated amortization	(14,082)	(9,786)
Capitalized software development costs, net	$4,655	$4,433

The Company capitalized software development costs of $4.5 million in 2015, $4.9 million in 2014, and $3.7 million in 2013. Stock-based compensation costs included in capitalized software were $492 thousand in 2015, $235 thousand in 2014, and $273 thousand in 2013.

Amortization of capitalized software development costs was $4.6 million in 2015, $3.9 million in 2014, and $2.6 million in 2013. Amortization expense is included in cost of revenue in the consolidated statements of operations.

Income Taxes —Deferred tax assets and liabilities are recognized for the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities using tax rates expected to be in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Accounting for uncertainty in income taxes recognized in the financial statements is in accordance with accounting authoritative guidance, which prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-

than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Our intention is to reinvest the total amount of our unremitted foreign earnings in the local international jurisdictions, except for instances where we can remit such earnings to the U.S. without an associated net tax cost. As a result, we do not provide for United States taxes on the unremitted earnings of our international subsidiaries.

Stock-Based Compensation —The Company accounts for all stock options and awards granted to employees and nonemployees using a fair value method. Stock-based compensation is recognized as an expense and is measured at the fair value of the award. The measurement date for employee awards is generally the date of the grant. The measurement date for nonemployee awards is generally the date the awards vest. Stock-based compensation costs are recognized as expense over the requisite service period, which is generally the vesting period for awards, on a straight-line basis for awards with only a service condition, and using the graded-method for awards with both a performance and service that were granted prior to our IPO, and on a straight-line basis for the awards that were granted following our IPO.

Recent Accounting Pronouncements— In November 2015, the Financial Accounting Standards Board (FASB) issued updated guidance that allows entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The update simplifies the current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current and noncurrent in a classified balance sheet. The guidance is required for annual reporting periods beginning after December 15, 2016, including interim periods within the reporting period. The Company early adopted the provisions of this update during the fourth quarter of fiscal year 2015 and applied it retrospectively. Adoption of this standard did not materially impact results of operations, retained earnings, or cash flows in the current or previous interim and annual reporting periods.

In September 2015, the FASB issued updated guidance related to simplifying the accounting for measurement period adjustments related to business combinations. The amended guidance eliminates the requirement to retrospectively account for adjustments made during the measurement period. The standard is effective beginning January 1, 2016, with early adoption permitted. The Company does not expect it to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard now is effective for annual and interim reporting periods beginning December 15, 2017. The FASB will permit companies to adopt the new standard early, but not before the original effective date of December 15, 2016. The Company is evaluating the potential impact of adopting this new accounting guidance.

Reclassifications— Certain prior year amounts have been reclassified to conform with the current year’s presentation. During the year ended December 31, 2015, the Company classified $2.9 million of credit card fees associated with customer payments within general and administrative expenses on the consolidated statements of operations. Accordingly, the Company reclassified $2.0 million of credit card fees associated with customer payments for the year ended December 31, 2014 and $1.5 million of credit card fees associated with customer payments for the year ended December 31, 2013 from cost of revenues, subscription to general and administrative expenses to conform with this presentation.

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at December 31, 2015 and December 31, 2014.

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$32,014	$—	$—	$32,014
Commercial paper	—	7,711	—	7,711
Corporate bonds	—	70,869	—	70,869
U.S. government agency obligations	—	10,958	—	10,958
Total	$32,014	$89,538	$—	$121,552

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$100,000	$—	$—	$100,000
Total	$100,000	$—	$—	$100,000

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At December 31, 2015, our Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.

For certain other financial instruments, including accounts receivable, accounts payable, capital leases and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

The following tables summarize the composition of our short- and long-term investments at December 31, 2015. The Company did not have any investments at December 31, 2014.

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Aggregate Fair Value
	(in thousands)
Commercial paper	$7,721	$—	$(10)	$7,711
Corporate bonds	71,207	—	(338)	70,869
U.S. government agency obligations	10,998	—	(40)	10,958
Total	$89,926	$—	$(388)	$89,538

For all of our securities for which the amortized cost basis was greater than the fair value at December 31, 2015, the Company has concluded that there is no plan to sell the security nor is it more likely than not that the Company would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, the Company considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

Contractual Maturities

The contractual maturities of short-term and long-term investments held at December 31, 2015 are as follows:

	December 31, 2015
	Amortized Cost Basis	Aggregate Fair Value
	( in thousands)
Due within one year	$49,068	$48,972
Due after 1 year through 2 years	40,858	40,566
Total	$89,926	$89,538

4. Property and Equipment

Property and equipment as of December 31, 2015 and December 31, 2014 consists of the following:

	December 31.
	2015	2014
	(in thousands)
Computer equipment & purchased software	$1,237	$904
Employee computer equipment	307	—
Furniture and fixtures	3,907	3,010
Office equipment	1,209	1,118
Leasehold improvements	17,086	10,153
Equipment under capital lease	1,409	562
Total property and equipment	25,155	15,747
Less accumulated depreciation	(6,994)	(4,366)
Property and equipment, net	$18,161	$11,381

Depreciation expense was $2.7 million in 2015, $1.7 million in 2014, and $1.5 million in 2013.

Accumulated depreciation for equipment under capital lease was $508 thousand as of December 31, 2015, $339 thousand as of December 31, 2014, and $272 thousand as of December 31, 2013

5. Intangible Assets

During the year ended December 31, 2015, the Company acquired certain assets and treated this purchase as a business combination. The Company paid cash considerations of $600 thousand for these assets and allocated $107 thousand to acquired technology, $50 thousand to certain other assets, and the remaining $443 thousand to goodwill.

Intangible assets as of December 31, 2015 and 2014 consist of the following:

	Weighted Average Remaining Useful Life	December 31,
		2015	2014
		(in thousands)
Acquired technology	13 Months	$852	$745
Acquired intellectual property	15 Months	80	80
Accumulated amortization		(832)	(736)
Total		$100	$89

The estimated useful life of acquired technology and intellectual property is three years. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The goodwill and intangible assets are expected to be deductible for U.S. federal income tax purposes.

Amortization expense related to intangible assets was $96 thousand in 2015, $138 thousand in 2014, and $359 thousand in 2013. Amortization expense of acquired technology is included in cost of subscription revenue in the consolidated statements of operations. Amortization expense of acquired intellectual property is included in sales and marketing expense in the consolidated statements of operations.

Estimated future amortization expense for intangible assets as of December 31, 2015 is as follows:

Years ended December 31,	Amortization Expense
(in thousands)
2016	$84
2017	16
Total	$100

6. Debt

The Company has a $35 million revolving line of credit outstanding (the “Loan Agreement”) that expires in March 2017. Under the Loan Agreement the Company is required to maintain compliance with certain financial covenants, including the delivery of financial and other information, limitations on cash balances outside the United States, and meeting certain minimum quarterly recurring subscription revenue levels, which increase throughout the life of the Loan Agreement. There was no outstanding balance under the Loan Agreement as of December 31, 2015. The available borrowing balance is limited by outstanding letters of credit totaling $4.3 million at December 31, 2015; therefore, the Company has approximately $30.7 million available to borrow as of December 31, 2015. The Company was in compliance with all covenants at December 31, 2015 and December 31, 2014.

7. Geographic Data

As more fully described in the Company’s Summary of Significant Accounting Policies, the Company operates in one operating segment. Revenue and long-lived assets by geographic region, based on physical location of the operations recording the sale or the assets are as follows:

Revenues by geographical region:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Americas	$154,625	$103,356	$74,437
Europe	23,487	12,270	3,197
Asia Pacific	3,831	250	—
Total	$181,943	$115,876	$77,634
Percentage of revenues generated outside of the United States	15%	11%	4%

Total long-lived assets by geographical region:

	As of December 31, 2015	As of December 31, 2014
	(In thousands)
Americas	$15,108	$10,711
Europe	1,885	670
Asia Pacific	1,168	—
Total long lived assets	$18,161	$11,381
Percentage of long lived assets held outside of the United States	17%	6%

8. Commitments and Contingencies

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through October 2027. Rent expense for non-cancellable operating leases with free rental periods or scheduled rent increases is recognized on a straight-line basis over the terms of the leases. Certain leases contain optional termination dates. The table below only includes payments up to the optional termination date. If the Company were to extended leases beyond the optional termination date the future commitments would increase by approximately $12.7 million. Improvement reimbursements from landlords of $3.7 million are being amortized on a straight-line basis into rent expense over the terms of the leases. The difference between required lease payments and rent expense has been recorded as deferred rent.

Rent expense was $7.4 million in 2015, $4.9 million in 2014, and $3.1 million in 2013. Deferred rent was $6.4 million as of December 31, 2015 and $4.3 million as of December 31, 2014.

In April 2015, the Company entered into a new 10 year property lease. The lease commences on January 1, 2016 and the Company will pay an aggregate of approximately $37 million in rent over the 10 year lease period.

In September 2015, the Company entered into a 5 year property lease. The lease commenced on October 1, 2015 and the Company will pay an aggregate of approximately $1.3 million in rent over the 5 year lease period.

In November 2015, the Company entered into a 20 year property lease, with the option to break the term at 10 years and 6 months. The lease will become effective once certain landlord work in the building has been completed and the Company will pay an aggregate of approximately $14 million in rent over the 10 years and 6 months term.

In December 2015, the Company amended an existing lease and expanded the leased premises. The amended lease provides for additional rentable square feet when the term of the existing tenants expire. The amended lease commenced on November 1, 2015 and will expire on October 31, 2027. The Company will pay an aggregate of approximately $72 million in rent over the lease period.

In December 2015, the Company entered into a 3 year property lease. The lease commences on April 14, 2016 and the Company will pay an aggregate of approximately $1.7 million in rent over the 3 year lease period.

The Company has additional existing property leases that will require the Company to pay an aggregate of approximately $2.4 million in rent over the lease periods. These leases expire at various dates through 2020.

Future minimum payments under all operating and capital lease agreements as of December 31, 2015, are as follows:

	Operating	Capital
	(in thousands)
2016	$9,091	$561
2017	10,687	287
2018	10,579	—
2019	10,345	—
2020	10,513	—
Thereafter	77,373	—
Total	$128,588	848

Less: Portion representing interest		(29)
Capital lease obligation		$819

Additionally, in May 2015, the Company entered into a renewal agreement with a customer relationship management vendor. The Company’s contractual obligation under this agreement is approximately $30 million, payable over the sixty-month term of the agreement. Additionally, in December 2015, the Company entered into a renewal agreement with a web-hosting vendor. The Company’s contractual obligation under this agreement is approximately $32 million, payable over the three-year term of the agreement.

Legal Contingencies

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

9. Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ equity, for the years ended December 31, 2015 and 2014:

	Cumulative Translation Adjustment	Unrealized Loss on Investments	Total
	(in thousands)
Beginning balance at January 1, 2014	$(79)	$—	$(79)
Other comprehensive loss before reclassifications	(66)	—	(66)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Ending balance at December 31, 2014	$(145)	$—	$(145)
Other comprehensive loss before reclassifications	(272)	(388)	(660)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Ending balance at December 31, 2015	$(417)	$(388)	$(805)

10. Stockholders’ Equity and Stock-Based Compensation

Upon the closing of the IPO on October 15, 2014, all outstanding convertible preferred stock was converted into 19,529,713 shares of common stock on a one-to-three basis. No convertible preferred stock was outstanding as of December 31, 2015 or December 31, 2014.

Common Stock Reserved —As of December 31, 2015 and 2014, the Company has authorized 500 million shares of common stock. The number of shares of common stock reserved for the vesting of RSUs, exercise of common stock options and exercise of a warrant are as follows (in thousands):

	December 31, 2015	December 31, 2014
Common stock warrant	—	13
Restricted stock units	1,703	1,376
Common stock options	3,331	4,588
	5,034	5,977

Equity Incentive Plan —The Company’s 2007 Equity Incentive Plan (the “2007 Plan”) was terminated in connection with the IPO, and accordingly, no shares are available for issuance under the 2007 Plan. The 2007 Plan will continue to govern outstanding awards granted thereunder, The 2007 Plan provided for the grant of qualified incentive stock options and nonqualified stock options or other awards such as RSUs to the Company’s employees, officers, directors and outside consultants. The term of each option is fixed by our compensation committee and may not exceed 10 years from the date of grant. As of December 31, 2015, 2.9 million options to purchase common stock and 479 thousand RSUs remained outstanding under the 2007 Plan.

On September 25, 2014, the Company’s board of directors adopted and the Company’s stockholders approved the 2014 Stock Option and Incentive Plan (the “2014 Plan”). The 2014 Plan became effective upon the closing of the Company’s IPO. The Company initially reserved 1,973,551 shares of its common stock, or the Initial Limit, for the issuance of awards under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each January 1, beginning on January 1, 2015, by 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. The term of each option is fixed by our compensation committee and may not exceed 10 years from the date of grant. As of December 31, 2015, 397 thousand options to purchase common stock and 1.2 million RSUs remained outstanding under the 2014 Plan.

Equity Compensation Expense —The Company’s equity compensation expense is comprised of awards of options to purchase common stock, restricted stock awards (RSAs), RSUs, and shares obtained through the Company’s Employee Stock Purchase Plan (“ESPP”).

The following two tables show stock compensation expense by award type and where the stock compensation expense is recorded in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2015	2014	2013
	( in thousands)
Options	$6,349	$5,128	$3,080
Vesting of RSAs	—	—	384
ESPP	1,035	—	—
RSUs	13,924	11,230	—
Total stock-based compensation	$21,308	$16,358	$3,464

	2015	2014	2013
	(in thousands)
Cost of revenue, subscription	$341	$128	$50
Cost of revenue, service	1,216	498	211
Research and development	6,327	6,190	691
Sales and marketing	7,658	5,596	1,194
General and administrative	5,766	3,946	1,318
Total stock-based compensation	$21,308	$16,358	$3,464

Excluded from stock-based compensation expense is $492 thousand of capitalized software development costs in 2015, $235 thousand in 2014, and $273 thousand in 2013.

Stock Options —The fair value of employee options is estimated on the date of each grant using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.36% - 1.53%	1.79% - 2.67%	0.82% - 1.86%
Expected term (in years)	6.18 - 6.22	5.0 - 6.5	4.6 - 6.5
Volatility	43.0% - 51.6%	44.8% - 50.9%	46.8% - 54.7%
Expected dividends	—	—	—

The weighted-average grant-date fair value of options granted was $16.53 per share in 2015, $9.72 per share in 2014, and $6.84 per share in 2013.

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

The stock option activity for the year ended December 31, 2015 is as follows:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding—January 1, 2015	4,588	$9.64	7.6	$110,396
Granted	318	34.51
Exercised	(1,334)	7.53
Forfeited/expired	(241)	18.73
Outstanding—December 31, 2015	3,331	12.18	6.9	$146,994
Options vested or expected to vest—December 31, 2015	3,202	$11.80	6.9	$142,552
Options exercisable—December 31, 2015	2,174	$7.97	6.3	$104,844

Total unrecognized compensation cost related to the nonvested options granted under the 2007 Plan and the 2014 Plan was $8.2 million at December 31, 2015. That cost is expected to be recognized over a weighted-average period of 2.4 years as of December 31, 2015.

Common Stock Warrant —In 2012, in conjunction with the Loan Agreement, the Company issued a warrant to purchase 13 thousand shares of common stock at an exercise price of $5.70 per share with an expiration date of April 2022. The warrant was exercised in 2015.

Restricted Stock Units —RSUs vest upon achievement of a service condition and a performance condition. As soon as practicable following each vesting date, the Company will issue to the holder of the RSUs the number of shares of common stock equal to the aggregate number of RSUs that have vested. Notwithstanding the foregoing, the Company may, in its sole discretion, in lieu of issuing shares of common stock to the holder of the RSUs, pay the holder an amount in cash equal to the fair market value of such shares of common stock. The service condition is a time-based condition met over a period of four years, with 25% met after one year, and then in equal monthly installments over the succeeding three years. The performance condition is met upon a sale event or six months following the Company’s IPO, which was not considered probable as of December 31, 2013 and therefore no stock-based compensation expense was recorded in the consolidated financial statements as of that date. Upon completion of the Company’s IPO the Company began recording stock-based compensation expense based on the grant-date fair value of the RSUs using the accelerated attribution method for RSUs granted prior to its IPO and using the straight-line method for RSUs granted following its IPO, net of estimated forfeitures. The stock compensation expense associated with RSUs where the service condition had been met prior to the IPO was also recognized on the date of the IPO, using the accelerated attribution method. The total stock-based compensation expense expected to be recorded over the remaining life of outstanding RSUs is approximately $36.3 million at December 31, 2015. That cost is expected to be recognized over a weighted-average period of 3.3 years as of December 31, 2015. As of December 31, 2015 there are 1.5 million RSUs expected to vest with an aggregate intrinsic value of $82.5 million. The total fair value of RSUs vested was approximately $11.9 million in the year ended December 31, 2015. No RSUs vested in years ended December 31, 2014 and 2013.

The following table summarizes the activity related to RSUs for the year ended December 31, 2015:

	RSUs Outstanding
	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Unvested and outstanding at January 1, 2015	1,376	$17.40
Granted	1,284	$40.69
Vested	(752)	$15.83
Canceled	(205)	$25.83
Unvested and outstanding at December 31, 2015	1,703	$34.64

11. Employee Stock Purchase Plan

On September 25, 2014, the Company’s board of directors adopted and the Company’s stockholders approved the 2014 Employee Share Purchase Plan (the “2014 ESPP”). The 2014 ESPP became effective upon the closing of the Company’s IPO. The 2014 ESPP authorizes the issuance of up to a total of 709,017 shares of common stock to participating employees, and allows eligible employees to purchase shares of common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals. The offering periods generally start on the first trading day on or after January 1st and July 1st of each year. During the year ended December 31, 2015, the Company issued 29 thousand shares under the 2014 ESPP, with a weighted average purchase price per share of $28.46. Total cash proceeds from the purchase of shares under the 2014 ESPP in 2015 was $814 thousand.

12. Income Taxes

Loss before provision for income taxes was as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
United States	$(47,911)	$(49,634)	$(34,393)
Foreign	2,270	1,313	119
Total	$(45,641)	$(48,321)	$(34,274)

The (provision) benefit for income taxes consists of the following:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Current income tax provision
Federal	$—	$—		$—
State	(61)	(20)		—
Foreign	(401)	(12)		—
Total current income tax provision	(462)	(32)		—
Deferred income tax (provision) benefit
Federal	(10)	—		—
State	—	—		—
Foreign	60	124		—
Total deferred income tax (provision) benefit	50	124		—
Total income tax (provision) benefit	$(412)	$92	$

The following reconciles the differences between income taxes computed at the federal statutory rate of 35% and the provision for income taxes:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Expected income tax benefit at the federal statutory rate	$15,974	$16,913	$11,997
State taxes net of federal benefit	2,257	1,709	1,197
Stock-based compensation	(1,685)	(886)	(830)
Difference in foreign tax rates	482	289	27
U.S. tax credits	2,738	1,331	444
Change in valuation allowance	(19,421)	(18,719)	(12,367)
Other	(757)	(545)	(468)
Income tax (provision) benefit	$(412)	$92	$—

Deferred Tax Assets and Liabilities —Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$60,188	$46,615
Research and investment credits	5,040	2,334
Accruals and reserves	5,788	3,423
Depreciation	579	372
Intangible assets	223	—
Stock-based compensation	6,901	5,409
Total deferred tax assets	$78,719	$58,153
Deferred tax liabilities:
Capitalized costs	(3,916)	(2,808)
Total deferred tax liabilities	(3,916)	(2,808)
Valuation allowance	(74,642)	(55,221)
Net deferred tax assets	$161	$124

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

The valuation allowance increased by $19.4 million in 2015 and $16.8 million in 2014, and due to the increase in the deferred tax assets by approximately the same amounts (primarily due to the increase in the net operating loss carryforwards). The Company does not expect any significant changes in its valuation allowance within the next 12 months.

U.S. income taxes on the undistributed earnings of the Company’s three non-U.S. subsidiaries have not been provided for as the Company currently plans to indefinitely reinvest these amounts and has the ability to do so. Cumulative undistributed foreign earnings were not material at December 31, 2015 and December 31, 2014. The Company does not believe it is practicable to estimate with reasonable accuracy the hypothetical amount of the unrecognized deferred tax liability on undistributed foreign earnings given the many factors and assumptions required to estimate the taxable amount after reduction for available foreign tax credits.

The Company had federal and state net operating loss carryforwards of $212.2 million and $137.3 million, respectively at December 31, 2015, which expire at various dates through 2035. The Company has generated net operating loss carryforwards from stock compensation deductions and the amount of federal and state excess tax benefits totaling $21.1 million (net of tax) will be credited to additional paid-in capital when realized.

The Company had federal research and development credit carryforwards of $3.3 million and foreign tax credits of $100 thousand at December 31, 2015 that expire at various dates through 2035. The Company also has state research and investment credit carryforwards of $2.2 million and $246 thousand, respectively that expire at various dates through 2035.

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in the Company's ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of net operating loss carryforwards before they expire. The Company performed an analysis as of December 31, 2015, and determined any potential ownership change under Section 382 during the year would not have a material impact on the future utilization of US net operating losses and tax credits. However, future transactions in the Company's common stock could trigger an ownership change for purposes of Section 382, which could limit the amount of net operating loss carryforwards and other attributes that could be utilized annually in the future to offset taxable income, if any. Any such limitation, whether as the result of sales of common stock by our existing stockholders or sales of common stock by the Company, could have a material adverse effect on results of operations in future years.

In December 2015, U.S. legislation was enacted to permanently reinstate the federal Research & Development tax credit (R&D tax credit) which had expired on December 31, 2014. The Company increased its U.S. net deferred tax assets and related valuation allowance by $876 thousand for 2015 federal research credit.

Uncertain Tax Positions —The Company accounts for uncertainty in income taxes using a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination by the tax authority, including resolutions of any related appeals or litigation processes, based on technical merit. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The following summarizes activity related to unrecognized tax benefits:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Unrecognized benefit—beginning of the year	$1,713	$1,030	$667
Gross increases—current period positions	171	683	363
Gross decrease—prior period positions	(1,211)	—	—
Unrecognized benefit—end of period	$673	$1,713	$1,030

All of the gross unrecognized tax benefits represent a reduction to the research and development tax credit carryforward. The gross decrease to prior period positions is a result of the Company completing IRS documentation of all credits generated since inception.

All of the unrecognized tax benefits decrease deferred tax assets with a corresponding decrease to the valuation allowance. None of the unrecognized tax benefits would affect the Company’s effective tax rate if recognized in the future.

The Company has elected to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. No interest or penalties have been recorded through December 31, 2015.

The Company does not expect any significant change in its unrecognized tax benefits within the next 12 months.

The Company files tax returns in the United States, Ireland, Australia, Singapore and various state jurisdictions. All of the Company’s tax years remain open to examination by major taxing jurisdictions to which the Company is subject, as carryforward attributes generated in past years may still be adjusted upon examination by the Internal Revenue Service or state and foreign tax authorities if they have or will be used in future periods. The Company is routinely examined by various taxing authorities. The IRS announced a federal income tax audit for the tax year 2013 in the fourth quarter of 2015. The current federal income tax audit is ongoing and is expected to be completed in 2016. The Company does not expect that the results of ongoing audits and examinations will have a material effect on its financial condition or results of operations.

13. Employee Benefit Plan

In July 2008, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Total contributions were $1.2 million in 2015, $549 thousand in 2014, and $366 thousand in 2013.

14. Quarterly Financial Results (unaudited)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share amounts)
Year ended December 31, 2015
Revenue	$53,126	$47,711	$42,941	$38,166
Cost of revenue	13,707	12,478	11,273	10,465
Gross profit	39,419	35,233	31,668	27,701
Net loss	(10,252)	(13,552)	(11,392)	(10,858)
Net loss attributable to common stockholders	(10,252)	(13,552)	(11,392)	(10,858)
Basic and diluted net loss attributable to common stockholders per share	$(0.30)	$(0.40)	$(0.34)	$(0.34)
Year ended December 31, 2014
Revenue	$34,157	$30,448	$27,098	$24,174
Cost of revenue	9,929	9,205	8,282	7,664
Gross profit	24,228	21,243	18,816	16,510
Net loss	(19,697)	(10,793)	(8,279)	(9,465)
Net loss attributable to common stockholders	(19,988)	(10,806)	(8,292)	(9,477)
Basic and diluted net loss attributable to common stockholders per share	$(0.69)	$(1.84)	$(1.44)	$(1.73)

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures

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

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment we believe that as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, our independent registered public accounting firm, which audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting, which is included in Item 8 of this Annual Report on Form 10-K.

(c)	Inherent Limitations of Internal Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations, misstatements due to error or fraud may occur and not be detected.

(d)	Changes in Internal Control over Financial Reporting

There was a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based on this definition, management previously reported a material weakness in the Company’s internal control over financial reporting for the periods ended June 30, 2015 and September 30, 2015.  We determined that based on certain Company employees violating the Company’s Code of Business Conduct and Ethics in connection with attempts to procure a draft manuscript of a book believed to involve such employees and the Company, that an entity-level control did not operate effectively, and such ineffectiveness constituted a material weakness.  This entity-level control deficiency did not result in a misstatement of the Company’s financial statements.

As disclosed in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2015 and September 30, 2015, we implemented changes in the fourth quarter of 2015 in our internal control over financial reporting in accordance with our remediation plan. These changes included developing and implementing a Company-wide Code of Business Conduct and Ethics training program and annual employee certification.

These changes have strengthened our internal control over financial reporting and remediated the material weakness we previously identified.

(e)	Report of independent registered public accounting firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of HubSpot, Inc.

Cambridge, Massachusetts

We have audited the internal control over financial reporting of HubSpot, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 24, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 24, 2016

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The complete response to this Item regarding the backgrounds of our executive officers and directors and other information required by Items 401, 405 and 407 of Regulation S-K will be contained in our definitive proxy statement for our 2016 Annual Meeting of Stockholders.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that is applicable to all of our employees, officers and directors including our chief executive officer and senior financial officers, which is available on our website under “Investor Relations—Corporate Governance.”

ITEM 11.	Executive Compensation

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2016 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2016 Annual Meeting of Stockholders.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2016 Annual Meeting of Stockholders.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2016 Annual Meeting of Stockholders.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules
(a)	Documents Filed as Part of this Annual Report on Form 10-K
1.	Financial Statements (included in Item 8 of this Annual Report on Form 10-K):
•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2015 and 2014
•	Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013
•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013
•	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
•	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2015, 2014 and 2013
•	Notes to Consolidated Financial Statements
2.	Financial Statement Schedules

Financial statements schedules are omitted as they are either not required or the information is otherwise included in the consolidated financial statements.

3.	The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Cambridge, Commonwealth of Massachusetts, on the 24th day of February, 2016.

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

Signature	Title	Date

/s/ Brian Halligan	Chief Executive Officer and Chairman	February 24, 2016
Brian Halligan	(Principal Executive Officer)

/s/ John Kinzer	Chief Financial Officer	February 24, 2016
John Kinzer	(Principal Financial and Accounting Officer)

/s/ Dharmesh Shah	Director and Chief Technology Officer	February 24, 2016
Dharmesh Shah

/s/ Stacey Bishop	Director	February 24, 2016
Stacey Bishop

/s/ Larry Bohn	Director	February 24, 2016
Larry Bohn

/s/ Ron Gill	Director	February 24, 2016
Ron Gill

/s/ Lorrie Norrington	Director	February 24, 2016
Lorrie Norrington

/s/ Michael Simon	Director	February 24, 2016
Michael Simon

/s/ David Skok	Director	February 24, 2016
David Skok

Exhibit number	Description of exhibit

3.1**	Seventh Amended and Restated Certificate of Incorporation (as amended and currently in effect)

3.2**	Amended and Restated Bylaws (as currently in effect)

4.1(1)	Form of Common Stock Certificate

4.2(2)	Fourth Amended and Restated Investors’ Rights Agreement between the Registrant and the investors named therein dated October 25, 2012

10.1(3)	Amended and Restated Lease from Jamestown Premier Davenport, LLC to HubSpot, Inc., executed December 14, 2015 and effective as of November 1, 2015
10.2(4)	Lease dated December 11, 2012 between AIG Property Company Limited and HubSpot Ireland Limited

10.3(5)	Lease dated February 14, 2014 between AIG Property Company Limited and HubSpot Ireland Limited

10.4(6)	Lease dated April 23, 2015 between BCSP Cambridge Two Property LLC and HubSpot, Inc.
10.5 (7)#	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors

10. 6(8)#	2007 Equity Incentive Plan and forms of restricted stock agreement and option agreements thereunder

10.7 (9)#	2014 Stock Option and Grant Plan and forms of restricted stock and option agreements thereunder

10.8**	Amended and Restated Loan and Security Agreement dated April 4, 2012 by and between Comerica Bank and the Registrant, as amended

10.9(10)#	2014 Employee Stock Purchase Plan

10.10 (11)#	Non-Employee Director Compensation Policy

10.11 (12)#	Senior Executive Cash Incentive Bonus Plan

21.1**	List of Subsidiaries

23.1**	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1**	Power of Attorney (included on signature page)

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**Ÿ	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates a management contract or compensatory plan.

**	Filed herewith

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

(1)	Incorporated by reference to Exhibit 4.1 to HubSpot, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-198333) filed on September 26, 2014.

(2)	Incorporated by reference to Exhibit 4.2 to HubSpot, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-198333) filed on August 25, 2014.

(3)	Incorporated by reference to Exhibit 10.1 to HubSpot, Inc.’s Form 8-K filed on December 18, 2015.

(4)	Incorporated by reference to Exhibit 10.2 to HubSpot, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-198333) filed on August 25, 2014.

(5)	Incorporated by reference to Exhibit 10.3 to HubSpot, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-198333) filed on August 25, 2014.

(6)	Incorporated by reference to Exhibit 10.1 to HubSpot, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-36680) filed May 7, 2015.
(7)	Incorporated by reference to Exhibit 10.4 to HubSpot, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-198333) filed on August 25, 2014.

(8)	Incorporated by reference to Exhibit 10.5 to HubSpot, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-198333) filed on August 25, 2014.

(9)	Incorporated by reference to Exhibit 10.6 to HubSpot, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-198333) filed on September 26, 2014.

(10)	Incorporated by reference to Exhibit 10.8 to HubSpot, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-198333) filed on October 6, 2014.

(11)	Incorporated by reference to Exhibit 10.9 to HubSpot, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-198333) filed on September 26, 2014.

(12)	Incorporated by reference to Exhibit 10.10 to HubSpot, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-198333) filed on September 26, 2014.