Form 10-Q
period 2016-03-31
HUBSPOT INC
filed 2016-05-04
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2016

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

There were 34,943,502 shares of the registrant’s Common Stock issued and outstanding as of April 29, 2016.

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

PART I — Financial Information

ITEM 1.	Financial Statements

HubSpot, Inc.

Unaudited Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$53,019	$55,580
Short-term investments	54,633	48,972
Accounts receivable — net of allowance for doubtful accounts of $409 and $371 at March 31, 2016 and December 31, 2015, respectively	25,072	25,142
Deferred commission expense	8,453	8,114
Prepaid hosting costs	2,531	3,047
Prepaid expenses and other current assets	8,030	4,899
Total current assets	151,738	145,754
Long-term investments	35,113	40,566
Property and equipment, net	26,897	18,161
Capitalized software development costs, net	5,086	4,655
Restricted cash	381	363
Other assets	928	1,007
Intangible assets, net	76	100
Goodwill	9,773	9,773
Total assets	$229,992	$220,379
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,674	$2,588
Accrued compensation costs	8,920	11,371
Other accrued expenses	14,993	12,313
Capital lease obligations	649	542
Deferred rent	174	86
Deferred revenue	73,262	64,407
Total current liabilities	100,672	91,307
Capital lease obligations, net of current portion	285	277
Deferred rent, net of current portion	7,378	6,345
Deferred revenue, net of current portion	692	732
Other long-term liabilities	13	10
Total liabilities	109,040	98,671
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock	35	34
Additional paid-in capital	331,730	322,833
Accumulated other comprehensive loss	(305)	(805)
Accumulated deficit	(210,508)	(200,354)
Total stockholders’ equity	120,952	121,708
Total liabilities and stockholders’ equity	$229,992	$220,379

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	For the Three Months Ended March 31,
	2016	2015
Revenues:
Subscription	$54,936	$34,939
Professional services and other	4,024	3,227
Total revenue	58,960	38,166
Cost of Revenues:
Subscription	8,910	6,940
Professional services and other	5,061	3,525
Total cost of revenues	13,971	10,465
Gross profit	44,989	27,701
Operating expenses:
Research and development	9,804	7,501
Sales and marketing	35,198	23,897
General and administrative	9,848	7,715
Total operating expenses	54,850	39,113
Loss from operations	(9,861)	(11,412)
Other (expense) income:
Interest income	179	10
Interest expense	(87)	(32)
Other (expense) income	(333)	628
Total other (expense) income	(241)	606
Loss before income tax provision	(10,102)	(10,806)
Income tax provision	(52)	(52)
Net loss	$(10,154)	$(10,858)
Net loss per share, basic and diluted	$(0.29)	$(0.34)
Weighted average common shares used in computing basic and diluted net loss per share:	34,692	31,636

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months Ended March 31,
	2016	2015
Net loss	$(10,154)	$(10,858)
Other comprehensive loss:
Foreign currency translation adjustment	166	(209)
Changes in unrealized gain (loss) on investments, net of income taxes of $0 for the three months ended March 31, 2016 and 2015	334	(26)
Comprehensive loss	$(9,654)	$(11,093)

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended March 31,
	2016	2015
Operating Activities:
Net loss	$(10,154)	$(10,858)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities
Depreciation and amortization	2,201	1,747
Stock-based compensation	6,231	5,142
Provision for deferred income taxes	3	26
Amortization of bond premium discount	221	2
Noncash rent expense	1,112	168
Unrealized currency translation	(252)	(448)
Changes in assets and liabilities, net of acquisitions
Accounts receivable	347	(1,451)
Prepaid expenses and other assets	(2,403)	(1,151)
Deferred commission expense	(299)	4
Accounts payable	(804)	(1,110)
Accrued expenses	(1,154)	652
Deferred rent	(23)	-
Deferred revenue	8,152	6,462
Net cash and cash equivalents provided by (used in) operating activities	3,178	(815)
Investing Activities:
Purchases of investments	(8,969)	(25,784)
Maturities of investments	8,875	—
Purchases of property and equipment	(6,641)	(1,025)
Capitalization of software development costs	(1,434)	(770)
Acquisition of a business	-	(600)
Net cash and cash equivalents used in investing activities	(8,169)	(28,179)
Financing Activities:
Secondary offering proceeds, net of offering costs paid of $138	—	34,114
Employee taxes paid related to the net share settlement of stock-based awards	(958)	—
Proceeds related to the issuance of common stock under stock plans	2,992	966
Repayments of capital lease obligations	(142)	(24)
Net cash and cash equivalents provided by financing activities	1,892	35,056
Effect of exchange rate changes on cash and cash equivalents	538	(408)
Net (decrease) increase in cash and cash equivalents	(2,561)	5,654
Cash and cash equivalents, beginning of period	55,580	123,721
Cash and cash equivalents, end of period	$53,019	$129,375
Supplemental cash flow disclosure:
Cash and cash equivalents paid for interest	$87	$29
Cash and cash equivalents paid for income taxes	$73	$—
Non-cash investing and financing activities:
Property acquired under capital lease	$257	$—
Offering costs incurred but not yet paid	$—	$295
Capital expenditures incurred but not yet paid	$2,974	$5

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Notes to Unaudited Consolidated Financial Statements

1. Organization and Operations

HubSpot, Inc. (the “Company”) was formed as a limited liability company in Delaware on April 4, 2005. The Company converted to a Delaware corporation on June 7, 2007. The Company provides a cloud-based inbound marketing and sales platform which features integrated applications to help businesses attract visitors to their websites, convert visitors into leads, close leads into customers and delight customers so they become promoters of those businesses. These integrated applications include social media, search engine optimization, blogging, website content management, marketing automation, email, CRM, analytics, and reporting.

The Company is headquartered in Cambridge, Massachusetts, and has wholly-owned subsidiaries in Dublin, Ireland, which commenced operations in January 2013, in Sydney, Australia, which commenced operations in August 2014, and in Singapore which commenced operations in October 2015.  Additionally, the Company has announced that it will open an office in Tokyo, Japan in July 2016.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, the Company has prepared the accompanying unaudited consolidated financial statements on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2015, and these consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. The Company has $5.6 million accrued for partner commissions at March 31, 2016 and $4.9 million accrued for partner commissions at December 31, 2015. These amounts are included within other accrued expenses on the unaudited consolidated balance sheets.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2016. The year-end balance sheet data was derived from audited financial statements, but this Form 10-Q does not include all disclosures required under GAAP. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted under the rules and regulations of the SEC.

These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2016. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K that have had a material impact on our consolidated financial statements and related notes.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The guidance also allows for the employer to repurchase or sell more shares than required under local statutory regulation without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective in 2017 with early adoption permitted. The Company is currently evaluating the impact of this guidance on the consolidated financial statements.

In February 2016, the FASB issued guidance that requires lessees to recognize most leases on their balance sheets but record expenses on their income statements in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The guidance is effective in 2019 with early adoption permitted. The Company is currently evaluating the impact of this guidance on the consolidated financial statements.

In May 2014, the FASB issued updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard now is effective for annual reporting periods beginning January 1, 2018. The FASB will permit companies to adopt the new standard early, but not before the original effective date of January 1, 2017. The Company is currently evaluating the impact of this guidance on the consolidated financial statements.

2. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, common stock warrants, and restricted stock units (“RSUs”) are considered to be potential common stock equivalents.

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended March 31,
	2016	2015
Net loss	$(10,154)	$(10,858)
Weighted-average common shares outstanding — basic	34,692	31,636
Dilutive effect of share equivalents resulting from stock options, common stock warrants and RSUs	—	—
Weighted-average common shares, outstanding — diluted	34,692	31,636
Net loss per share, basic and diluted	$(0.29)	$(0.34)

Additionally, since the Company incurred net losses for each of the periods presented, diluted net loss per share is the same as basic net loss per share. The Company’s outstanding stock options, common stock warrants and RSUs were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. The following table contains all potentially dilutive common stock equivalents.

	As of March 31,
	2016	2015
	(in thousands)
Options to purchase common shares	3,200	4,742
Common stock warrants	—	13
RSUs	1,785	2,043

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at March 31, 2016 and December 31, 2015.

	March 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$32,370	$—	$—	$32,370
Commercial paper	—	7,730	—	7,730
Corporate bonds	—	70,017	—	70,017
U.S. government agency obligations	—	11,999	—	11,999
Total	$32,370	$89,746	$—	$122,116

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$32,014	$—	$—	$32,014
Commercial paper	—	7,711	—	7,711
Corporate bonds	—	70,869	—	70,869
U.S. government agency obligations	—	10,958	—	10,958
Total	$32,014	$89,538	$—	$121,552

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At March 31, 2016 and December 31, 2015, our Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.

For certain other financial instruments, including accounts receivable, accounts payable, capital leases and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

The following tables summarize the composition of our short- and long-term investments at March 31, 2016 and December 31, 2015.

	March 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$7,733	$-	$(3)	$7,730
Corporate bonds	70,071	28	(82)	70,017
U.S. government agency obligations	11,996	9	(6)	11,999
Total	$89,800	$37	$(91)	$89,746

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$7,721	$—	$(10)	$7,711
Corporate bonds	71,207	—	(338)	70,869
U.S. government agency obligations	10,998	—	(40)	10,958
Total	$89,926	$—	$(388)	$89,538

For all of our securities for which the amortized cost basis was greater than the fair value at March 31, 2016, the Company has concluded that there is no plan to sell the security nor is it more likely than not that the Company would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, the Company considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

Contractual Maturities

The contractual maturities of short-term and long-term investments held at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016		December 31, 2015
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
	( in thousands)		( in thousands)
Due within one year	$54,666	$54,633	$49,068	$48,972
Due after 1 year through 2 years	35,134	35,113	40,858	40,566
Total	$89,800	$89,746	$89,926	$89,538

4. Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31, 2016	December 31, 2015
	(in thousands)
Computer equipment and purchased software	$2,290	$1,237
Employee computer equipment	686	307
Furniture and fixtures	6,432	3,907
Office equipment	2,307	1,209
Leasehold improvements	21,521	17,086
Equipment under capital lease	1,666	1,409
Total property and equipment	34,902	25,155
Less accumulated depreciation and amortization	(8,005)	(6,994)
Property and equipment, net	$26,897	$18,161

Depreciation and amortization expense on property and equipment was $981 thousand for the three months ended March 31, 2016 and $668 thousand for the three months ended March 31, 2015.

5. Capitalized Software Development Costs

Capitalized software development costs consisted of the following:

	March 31, 2016	December 31, 2015
	(in thousands)
Gross capitalized software development costs	$20,363	$18,737
Accumulated amortization	(15,277)	(14,082)
Capitalized software development costs, net	$5,086	$4,655

The following table summarizes software development costs capitalized, stock-based compensation included in capitalized software development costs, and amortization of capitalized software development costs.

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Software development costs capitalized	$1,627	$854
Stock-based compensation included in capitalized software development costs	$193	$84
Amortization of software development costs	$1,196	$1,062

6. Commitments and Contingencies

Contractual Obligations

There were no material changes in our commitments under contractual obligations, as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2015 and related notes thereto contained in the Company’s Annual Report on Form 10-K.

Legal Contingencies

From time to time, we may become a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, and threatened claims, breach of contract claims, tax, and other matters. We currently have no material pending litigation.

7. Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ equity, for the three months ended March 31, 2016.

	Cumulative Translation Adjustment	Unrealized Loss on Investments	Total
	(in thousands)
Beginning balance at January 1, 2016	$(417)	$(388)	$(805)
Other comprehensive loss before reclassifications	166	334	500
Amounts reclassified from accumulated other comprehensive income	—	—	—
Ending balance at March 31, 2016	$(251)	$(54)	$(305)

8. Stock-Based Compensation Expense

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Options	$1,478	$1,582
RSUs	4,533	3,396
Employee stock purchase plan	220	164
Total stock-based compensation expense	$6,231	$5,142

Effect of stock-based compensation expense on income by line item:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cost of revenue, subscription	$94	$67
Cost of revenue, service	324	257
Research and development	1,758	1,633
Sales and marketing	2,427	2,055
General and administrative	1,628	1,130
Total stock-based compensation expense	$6,231	$5,142

Excluded from stock-based compensation expense is $193 thousand of capitalized software development costs for the three months ended March 31, 2016 and $84 thousand for the three months ended March 31, 2015.

9. Segment Information and Geographic Data

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

Revenues by geographical region:

	Three Months Ended March 31,
	2016	2015
Americas	$48,777	$33,225
Europe	8,499	4,502
Asia Pacific	1,684	439
Total	$58,960	$38,166
Percentage of revenues generated outside of the Americas	17%	13%

Total long-lived assets by geographical region:

	As of March 31, 2016	As of December 31, 2015
Americas	$18,457	$15,108
Europe	5,968	1,885
Asia Pacific	2,472	1,168
Total long-lived assets	$26,897	$18,161
Percentage of long-lived assets held outside of the Americas	31%	17%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 24, 2016. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.

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

While our platform can scale to the enterprise, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving them. We efficiently reach these businesses at scale through our proven inbound go-to-market approach and more than 3,100 marketing agency partners worldwide. Our platform is particularly suited to serving the needs of mid-market business-to-business companies. These mid-market businesses seek an integrated, easy to implement and easy to use solution to reach customers and compete with organizations that have larger marketing and sales budgets. As of March 31, 2016, we had 19,322 customers of varying sizes in more than 90 countries, representing almost every industry.

We derive most of our revenue from subscriptions to our cloud-based software platform and related professional services, which consist of customer on-boarding and training services. Subscription revenue accounted for 93% of our total revenue in the three months ended March 31, 2016 and 92% of total revenue in the three months ended March 31, 2015. We sell three product plans at different base prices on a subscription basis, each of which includes our core platform and integrated applications to meet the needs of the various customers we serve. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We generate additional revenue based on the purchase of additional subscriptions, purchases of our add-on products and the number of account users, subdomains and website visits. Substantially all of our customers’ subscriptions are one year or less in duration.

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

Most of our customers purchase on-boarding and training services which are designed to help customers enhance their ability to attract, engage and delight their customers using our platform. Professional services and other revenue accounted for 7% of our total revenue in the three months ended March 31, 2016 and 8% of our total revenue in the three months ended March 31, 2015. We expect professional services and other margins to range from a moderate loss to breakeven for the foreseeable future.

We have focused on rapidly growing our business and plan to continue to make investments to help us address some of the challenges facing us to support this growth, such as demand for our platform by existing and new customers, significant competition from other providers of marketing software and related applications and rapid technological change in our industry. We believe that the growth of our business is dependent on many factors, including our ability to expand our customer base, increase adoption of our platform within existing customers, develop new products and applications to extend the functionality of our platform and provide a high level of customer service. We expect to increase our investment in sales and marketing as we continue to expand our sales teams, increase our marketing activities and grow our international operations. We also expect to increase our investment in research and development as we continue to introduce new products and applications to extend the functionality of our platform. We also intend to invest in maintaining a high level of customer service and support which we consider critical for our continued success. We plan to continue investing in our data center infrastructure and services capabilities in order to support continued future customer growth. We also expect to continue to incur additional general and administrative expenses as a result of both our growth and the infrastructure required to be a public company. We expect to use the proceeds from our prior stock offerings to fund these growth strategies and do not expect to be profitable in the near term.

We believe that these investments will result in an increase in our subscription revenue base. This will result in revenue increasing faster than the increase in sales and marketing, research and development and general and administrative expenses, exclusive of stock-based compensation, as we reach economies of scale. With this increased operating leverage, we expect our gross and operating margins to increase in the long term. However, we will incur losses in the short term. If we are unable to achieve our revenue growth objectives, including a high rate of renewals of our customer agreements, we may not be able to achieve profitability.

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

Total Customers. We believe that our ability to increase our customer base is an indicator of our market penetration and growth of our business as we continue to expand our sales force and invest in marketing efforts. We define our total customers at the end of a particular period as the number of business entities or individuals with one or more paid subscriptions to our marketing platform, either paid directly or through an agency partner. We do not include in total customers business entities or individuals with one or more paid subscriptions solely for our HubSpot Sales product, formerly Sidekick for Business. A single customer may have separate paid subscriptions for separate websites, but we count these as one customer if the subscriptions are managed by the same business entity or individual.

Average Subscription Revenue per Customer. We define average subscription revenue per customer during a particular period as subscription revenue from our total customers during the period divided by the average total customers during the same period. Average subscription revenue per customer for the three months ended March 31, 2016 is presented in this Quarterly Report on Form 10-Q on an annualized basis.

Results of Operations for the Three Months Ended March 31, 2016 and 2015

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

	For the Three Months Ended March 31,
	2016	2015
Revenues:
Subscription	$54,936	$34,939
Professional services and other	4,024	3,227
Total revenue	58,960	38,166
Cost of Revenues:
Subscription	8,910	6,940
Professional services and other	5,061	3,525
Total cost of revenues	13,971	10,465
Gross profit	44,989	27,701
Operating expenses:
Research and development	9,804	7,501
Sales and marketing	35,198	23,897
General and administrative	9,848	7,715
Total operating expenses	54,850	39,113
Loss from operations	(9,861)	(11,412)
Other (expense) income:
Interest income	179	10
Interest expense	(87)	(32)
Other (expense) income	(333)	628
Total other (expense) income	(241)	606
Loss before income tax provision	(10,102)	(10,806)
Income tax provision	(52)	(52)
Net loss	$(10,154)	$(10,858)

	Three Months Ended March 31,
	2016	2015
Revenue:
Subscription	93%	92%
Professional services and other	7	8
Total revenue	100	100
Cost of revenue:
Subscription	15	18
Professional services and other	9	9
Total cost of revenue	24	27
Gross profit	76	73
Operating expenses:
Research and development	17	20
Sales and marketing	60	63
General and administrative	17	20
Total operating expenses	93	102
Loss from operations	(17)	(30)
Total other (expense) income	—	2
Loss before income tax provision	(17)	(28)
Income tax provision	—	—
Net loss	(17)%	(28)%

Percentages are based on actual values. Totals may not sum due to rounding.

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Revenue

	Three Months Ended March 31,
(dollars in thousands)	2016	2015	$ Change	% Change
Revenues:
Subscription	$54,936	$34,939	$19,997	57%
Professional services and other	4,024	3,227	797	25%
Total revenue	$58,960	$38,166	$20,794	54%

Subscription revenue increased during the three months ended March 31, 2016 compared to the same period in 2015 primarily due to the increase in total customers, which grew from 14,746 as of March 31, 2015 to 19,322 as of March 31, 2016, and an increase in average subscription revenue per customer, which grew from $9,740 for the three months ended March 31, 2015 to $11,494 for the three months ended March 31, 2016. The growth in total customers was primarily driven by our increased sales representative capacity to meet market demand. The increase in average subscription revenue per customer was driven primarily by existing customers increasing their use of our products, existing customers purchasing additional subscriptions and add-on products, and new customers purchasing our higher price product plans.

The 25% increase in professional services and other revenue resulted primarily from the delivery of on-boarding and training services for subscriptions sold.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended March 31,
(dollars in thousands)	2016	2015	$ Change	% Change
Total cost of revenue	$13,971	$10,465	$3,506	34%
Gross profit	44,989	27,701	17,288	62%
Gross margin percentage	76%	73%

Total cost of revenue for the three months ended March 31, 2016 increased compared to the same period in 2015 primarily due to an increase in subscription and hosting costs, employee-related costs, amortization of developed technology, and allocated overhead expenses. The increase in gross margin was primarily driven by improved leverage of our hosting costs relative to growth in subscription revenue.

	Three Months Ended March 31,
(dollars in thousands)	2016	2015	$ Change	% Change
Subscription cost of revenue	$8,910	$6,940	$1,970	28%
Percentage of subscription revenue	16%	20%

The increase in subscription cost of revenue for the three month period ended March 31, 2016 compared to the same period in 2015 was primarily due to the following:

Change
(in thousands)
Subscription and hosting costs	$800
Employee-related costs	614
Allocated overhead expenses	384
Capitalized software amortization	172
$1,970

Subscription and hosting costs increased due to growth in our customer base from 14,746 at March 31, 2015 to 19,322 at March 31, 2016. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products and increase the functionality of our platform.

	Three Months Ended March 31,
(dollars in thousands)	2016	2015	$ Change	% Change
Professional services and other cost of revenue	$5,061	$3,525	$1,536	44%
Percentage of professional services and other revenue	126%	109%

The increase in professional services and other cost of revenue for the three month period ended March 31, 2016 compared to the same period in 2015 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$1,074
Allocated overhead expenses	462
$1,536

Employee-related costs increased as a result of increased headcount as we continue to grow our professional services organization to support our customer growth. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount.

Research and Development

	Three Months Ended March 31,
(dollars in thousands )	2016	2015	$ Change	% Change
Research and development	$9,804	$7,501	$2,303	31%
Percentage of total revenue	17%	20%

The increase in research and development expense for the three month period ended March 31, 2016 compared to the same period in 2015 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$2,121
Allocated overhead expenses	182
$2,303

Employee-related costs and professional fees increased as a result of increased headcount as we continue to grow our engineering organization to develop new products, increase functionality and to maintain our existing platform. Allocated overhead expense increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount.

Sales and Marketing

	Three Months Ended March 31,
(dollars in thousands)	2016	2015	$ Change	% Change
Sales and marketing	$35,198	$23,897	$11,301	47%
Percentage of total revenue	60%	63%

The increase in sales and marketing expense for the three month period ended March 31, 2016 compared to the same period in 2015 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$7,539
Allocated overhead expenses	1,986
Partner commissions	1,433
Marketing programs	343
$11,301

Employee-related costs increased as a result of increased headcount as we continue to expand our selling and marketing organizations to grow our customer base. Allocated overhead expenses increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount. Partner commissions increased as a result of increased revenue generated through our marketing agency partners. Marketing programs increased as we continue to make investments in attracting new customers and increased localization efforts.

General and Administrative

	Three Months Ended March 31,
(dollars in thousands)	2016	2015	$ Change	% Change
General and administrative	$9,848	$7,715	$2,133	28%
Percentage of total revenue	17%	20%

The increase in general and administrative expense for the three month period ended March 31, 2016 compared to the same period in 2015 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$1,165
Allocated overhead expenses	750
Customer credit card fees	218
$2,133

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

Other (expense) income

	Three Months Ended March 31,
(dollars in thousands)	2016	2015	$ Change	% Change
Other (expense) income	$(241)	$606	$(847)	(140)%
Percentage of total revenue	*	2%
*	not meaningful

Other (expense) income includes interest income and expense and the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities. Other (expense) income fluctuated primarily as a result of changes in foreign exchange rates and the composition of our non-functional currency accounts.

Income tax provision

	Three Months Ended March 31,
(dollars in thousands)	2016	2015	$ Change	% Change
Income tax provision	$(52)	$(52)	$-	*
Effective tax rate	(1)%	*
*	not meaningful

Income tax provision consists of current and deferred taxes for U.S. and foreign income taxes. Income tax provision is not significant for any period presented.

Liquidity and Capital Resources

Our principal sources of liquidity to date have been cash and cash equivalents, net accounts receivable and our common stock offerings. In connection with our secondary offering in March 2015 we received aggregate net proceeds of $33.7 million. Additionally we have access to a $35 million undrawn line of credit that expires in March 2017.

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents provided by (used in) operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash and cash equivalents	$53,019	$129,375
Working capital	51,066	98,879
Net cash and cash equivalents provided by (used in) operating activities	3,178	(815)
Net cash and cash equivalents used in investing activities	(8,169)	(28,179)
Net cash and cash equivalents provided by financing activities	1,892	35,056

Our cash and cash equivalents at March 31, 2016 were held for working capital purposes. We believe our working capital is sufficient to support our operations for at least the next 12 months. At March 31, 2016, $12.6 million of our cash and cash equivalents was held in accounts outside the United States. A portion of these funds would be subject to U.S. federal taxation if repatriated, with such tax liability partially offset by foreign tax credits. Any potential tax impact of repatriating these funds would not be material to the financial statements. We do not intend to repatriate these funds.

Net Cash and Cash Equivalents Provided by (Used in) Operating Activities

Net cash and cash equivalents provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash and cash equivalents provided by operating activities during the three months ended March 31, 2016 primarily reflected our net loss of $10.2 million and $252 thousand of unrealized currency translation, offset by non-cash expenses that included $2.2 million of depreciation and amortization, $6.2 million in stock-based compensation, $1.1 million of non-cash rent expense and $221 thousand amortization of bond premium. Working capital sources of cash and cash equivalents included an $8.2 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period and a $347 thousand decrease in accounts receivable related to increased collections.  These sources of cash and cash equivalents were offset by a $1.2 million decrease in accrued expenses, an $804 thousand decrease in accounts payable, a $299 thousand increase in deferred commissions and a $2.4 million increase in prepaid expenses related to increased activity consistent with the growth of the business.

Net cash and cash equivalents used in operating activities during the three months ended March 31, 2015 primarily reflected our net loss of $10.9 million, offset by non-cash expenses that included $1.7 million of depreciation and amortization, $5.1 million in stock-based compensation, and $168 thousand of non-cash rent expense. Working capital sources of cash and cash equivalents included a $6.5 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, and a $652 thousand increase in accrued expenses. These sources of cash and cash equivalents were offset by a $1.5 million increase in accounts receivable as a result of increased billings to customers consistent with the overall growth of the business, a $1.1 million decrease in accounts payable, and a $1.2 million increase in prepaid expenses related to increased activity consistent with the growth of the business.

Net Cash and Cash Equivalents Used in Investing Activities

Our investing activities have consisted primarily of purchases and maturities of investments, property and equipment purchases and capitalization of software development costs. Capitalized software development costs are related to new products or improvements to our existing software platform that expands the functionality for our customers.

Net cash and cash equivalents used in investing activities during the three months ended March 31, 2016 consisted primarily of $9.0 million purchases of investments, $6.6 million of purchased property and equipment and $1.4 million of capitalized software development costs. These uses of cash were offset by $8.9 million received related to maturity of investments.

Net cash and cash equivalents used in investing activities during the three months ended March 31, 2015 consisted primarily of $25.8 million of purchases of investments, $1.0 million of purchased property and equipment, $600 thousand used to acquire a business, and $770 thousands of capitalized software development costs.

Net Cash and Cash Equivalents Provided by Financing Activities

Our financing activities have consisted primarily of our stock offerings, the issuance of common stock under our stock plans, payments of employee taxes related to the net share settlement of stock-based awards, and repayments of our capital lease obligations.

For the three months ended March 31, 2016, cash provided by financing activities consisted primarily of $3.0 million of proceeds related to issuance of common stock under stock plans. This source of cash was offset by $958 thousand used for payment of employee taxes related to the net share settlement of stock-based awards and $142 thousand used for repayments of capital leases.

For the three months ended March 31, 2015, cash provided by financing activities consisted primarily of $34.1 million of net proceeds received from the issuance of common stock, and $966 thousand of proceeds related to issuance of common stock under stock plans.

Contractual Obligations and Commitments

As of March 31, 2016, there were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K filed with the SEC on February 24, 2016.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see  Recently Accounting Pronouncements  in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Off Balance Sheet Arrangements

During the three months ended March 31, 2016, we had no material off-balance sheet arrangements, exclusive of operating leases and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We are not currently subject to significant foreign currency exchange risk. However, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Euro, British Pound Sterling, Australian dollar, and Singaporean dollar. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect our revenue and other operating results as expressed in U.S. dollars.

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

Interest Rate Sensitivity

Our portfolio of cash and cash equivalents and short- and long-term investments is maintained in a variety of securities, including government agency obligations, corporate bonds and money market funds. Investments are classified as available-for-sale securities and carried at their fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. A sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes. We have a revolving credit line which had no outstanding balance as of March 31, 2016. The interest rate associated with the revolving line is the prime lending rate plus 0.5%.

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

Changes in Internal Control Over Financial Reporting . There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We generated net losses of $10.2 million and $10.9 million for the three months ended March 31, 2016 and 2015 respectively. As of March 31, 2016, we had an accumulated deficit of $210.5 million. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to grow our marketing and sales operations, develop and enhance our inbound platform, scale our data center infrastructure and services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

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

Our head count and operations have grown substantially. For example, we had 1,312 full-time employees as of March 31, 2016, as compared with 1,157 as of December 31, 2015. We opened our first international office in Dublin, Ireland in January 2013, a second international office in Sydney, Australia in August 2014, and a third international office in Singapore in October 2015. We have announced our intention to open an international office in Japan in the second half of 2016. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

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

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share our stock price has ranged from $25.79 to $59.55, through March 31, 2016. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

We have incurred, and expect to continue to incur, increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, operating results and financial condition.

As a public company we have incurred, and expect to continue to incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the rules and regulations of the New York Stock Exchange, or NYSE. These requirements have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes-Oxley Act, or Section 404, requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. Our compliance with applicable provisions of Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. We have in the past identified control deficiencies, including a material weakness during the quarters ended June 30, 2015 and September 30, 2015. While we remediated this material weakness in 2015 and continue to seek improvements to enhance our control environment, we may identify additional material weaknesses or other deficiencies in the future.

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

10.1**

Lease, dated February 22, 2016 by and among HubSpot Ireland Limited, HubSpot, Inc. and Hibermia REIT Plc and Agreement for Lease, dated November 6, 2015, by and among HubSpot Ireland Limited, HubSpot, Inc. and Hibermia REIT plc

10.2(4)#	Amended and Restated Non-Employee Director Compensation Policy

10.3**	Eighth Amendment, dated April 6, 2016 to Amended and Restated Loan and Security Agreement between HubSpot, Inc. and Comerica Bank

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 3.2 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2014, and incorporated herein by reference.
(2)	Filed as Exhibit 3.4 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2014, and incorporated herein by reference.
(3)

Filed as Exhibit 4.1 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 2014, and incorporated herein by reference.

(4)	Filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 28, 2016, and incorporated herein by reference.
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

**	Filed herewith
#	Indicates a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUBSPOT, INC.

By:	/s/ John Kinzer
Name:	John Kinzer
Title:	Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Signatory)

May 4, 2016