Form 10-Q
period 2016-06-30
HUBSPOT INC
filed 2016-08-03
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2016

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

There were 35,346,218 shares of the registrant’s Common Stock issued and outstanding as of July 29, 2016.

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

PART I — Financial Information

ITEM 1.	Financial Statements

HubSpot, Inc.

Unaudited Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$58,661	$55,580
Short-term investments	58,831	48,972
Accounts receivable — net of allowance for doubtful accounts of $306 and $371 at June 30, 2016 and December 31, 2015, respectively	25,643	25,142
Deferred commission expense	8,128	8,114
Prepaid hosting costs	1,224	3,047
Prepaid expenses and other current assets	9,206	4,899
Total current assets	161,693	145,754
Long-term investments	30,507	40,566
Property and equipment, net	28,034	18,161
Capitalized software development costs, net	4,990	4,655
Restricted cash	370	363
Other assets	1,111	1,007
Intangible assets, net	56	100
Goodwill	9,773	9,773
Total assets	$236,534	$220,379
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,707	$2,588
Accrued compensation costs	11,442	11,371
Other accrued expenses	15,406	12,313
Capital lease obligations	714	542
Deferred rent	194	86
Deferred revenue	76,507	64,407
Total current liabilities	106,970	91,307
Capital lease obligations, net of current portion	259	277
Deferred rent, net of current portion	8,164	6,345
Deferred revenue, net of current portion	675	732
Other long-term liabilities	14	10
Total liabilities	116,082	98,671
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock	35	34
Additional paid-in capital	342,435	322,833
Accumulated other comprehensive loss	(446)	(805)
Accumulated deficit	(221,572)	(200,354)
Total stockholders’ equity	120,452	121,708
Total liabilities and stockholders’ equity	$236,534	$220,379

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Subscription	$60,916	$39,273	$115,852	$74,212
Professional services and other	4,058	3,668	8,082	6,895
Total revenue	64,974	42,941	123,934	81,107
Cost of Revenues:
Subscription	9,985	7,484	18,895	14,424
Professional services and other	5,210	3,789	10,271	7,314
Total cost of revenues	15,195	11,273	29,166	21,738
Gross profit	49,779	31,668	94,768	59,369
Operating expenses:
Research and development	11,278	8,158	21,082	15,658
Sales and marketing	39,140	26,291	74,338	50,188
General and administrative	10,391	8,541	20,239	16,255
Total operating expenses	60,809	42,990	115,659	82,101
Loss from operations	(11,030)	(11,322)	(20,891)	(22,732)
Other (expense) income:
Interest income	201	101	380	108
Interest expense	(93)	(79)	(180)	(109)
Other (expense) income	(202)	(55)	(535)	572
Total other (expense) income	(94)	(33)	(335)	571
Loss before income tax benefit (provision)	(11,124)	(11,355)	(21,226)	(22,161)
Income tax benefit (provision)	60	(37)	8	(89)
Net loss	$(11,064)	$(11,392)	$(21,218)	$(22,250)
Net loss per share, basic and diluted	$(0.32)	$(0.34)	$(0.61)	$(0.69)
Weighted average common shares used in computing basic and diluted net loss per share:	35,023	33,208	34,858	32,432

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(11,064)	$(11,392)	$(21,218)	$(22,250)
Other comprehensive loss:
Foreign currency translation adjustment	(313)	55	88	(153)
Changes in unrealized gain (loss) on investments, net of income taxes of $40 and $172 for the three and six months ended June 30, 2016 and $0 for the three and six months ended June 30, 2015	69	(133)	271	(160)
Comprehensive loss	$(11,308)	$(11,470)	$(20,859)	$(22,563)

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended June 30,
	2016	2015
Operating Activities:
Net loss	$(21,218)	$(22,250)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities
Depreciation and amortization	5,223	3,565
Stock-based compensation	14,705	10,783
Provision for deferred income taxes	(165)	26
Amortization of bond premium discount	411	192
Noncash rent expense	1,949	192
Unrealized currency translation	(63)	(289)
Changes in assets and liabilities, net of acquisitions
Accounts receivable	(385)	(2,118)
Prepaid expenses and other assets	(2,624)	(3,352)
Deferred commission expense	(3)	(14)
Accounts payable	302	(310)
Accrued expenses	1,937	4,542
Deferred rent	(34)	265
Deferred revenue	11,786	9,531
Net cash and cash equivalents provided by operating activities	11,821	763
Investing Activities:
Purchases of investments	(21,111)	(78,283)
Maturities of investments	21,343	—
Purchases of property and equipment	(11,269)	(1,183)
Capitalization of software development costs	(2,512)	(1,792)
Acquisition of a business	-	(600)
Net cash and cash equivalents used in investing activities	(13,549)	(81,858)
Financing Activities:
Secondary offering proceeds, net of offering costs paid of $573	—	33,679
Employee taxes paid related to the net share settlement of stock-based awards	(1,342)	(7,852)
Proceeds related to the issuance of common stock under stock plans	6,168	6,189
Repayments of capital lease obligations	(319)	(49)
Net cash and cash equivalents provided by financing activities	4,507	31,967
Effect of exchange rate changes on cash and cash equivalents	302	(358)
Net increase (decrease) in cash and cash equivalents	3,081	(49,486)
Cash and cash equivalents, beginning of period	55,580	123,721
Cash and cash equivalents, end of period	$58,661	$74,235
Supplemental cash flow disclosure:
Cash and cash equivalents paid for interest	$104	$109
Cash and cash equivalents paid for income taxes	$197	$—
Non-cash investing and financing activities:
Property acquired under capital lease	$473	$246
Capital expenditures incurred but not yet paid	$867	$60

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, the Company has prepared the accompanying unaudited consolidated financial statements on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2015, and these consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. The Company has $5.7 million accrued for partner commissions at June 30, 2016 and $4.9 million accrued for partner commissions at December 31, 2015. These amounts are included within other accrued expenses on the unaudited consolidated balance sheets.

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

These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2016. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K that have had a material impact on our consolidated financial statements and related notes, except the addition of internal use software described in footnote 4.

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

2. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock and restricted stock units (“RSUs”) are considered to be potential common stock equivalents.

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(11,064)	$(11,392)	$(21,218)	$(22,250)
Weighted-average common shares outstanding — basic	35,023	33,208	34,858	32,432
Dilutive effect of share equivalents resulting from stock options and RSUs	—	—	—	—
Weighted-average common shares, outstanding — diluted	35,023	33,208	34,858	32,432
Net loss per share, basic and diluted	$(0.32)	$(0.34)	$(0.61)	$(0.69)

Additionally, since the Company incurred net losses for each of the periods presented, diluted net loss per share is the same as basic net loss per share. The Company’s outstanding stock options and RSUs were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. The following table contains all potentially dilutive common stock equivalents.

	As of June 30,
	2016	2015
	(in thousands)
Options to purchase common shares	3,003	4,079
RSUs	2,405	1,642

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at June 30, 2016 and December 31, 2015.

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$33,056	$—	$—	$33,056
Commercial paper	—	7,233	—	7,233
Corporate bonds	—	74,088	—	74,088
U.S. government agency obligations	—	8,017	—	8,017
Total	$33,056	$89,338	$—	$122,394

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$32,014	$—	$—	$32,014
Commercial paper	—	7,711	—	7,711
Corporate bonds	—	70,869	—	70,869
U.S. government agency obligations	—	10,958	—	10,958
Total	$32,014	$89,538	$—	$121,552

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At June 30, 2016 and December 31, 2015, our Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.

For certain other financial instruments, including accounts receivable, accounts payable, capital leases and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

The following tables summarize the composition of our short- and long-term investments June 30, 2016 at and December 31, 2015.

	June 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$7,234	$-	$(1)	$7,233
Corporate bonds	74,054	65	(31)	74,088
U.S. government agency obligations	7,995	22	—	8,017
Total	$89,283	$87	$(32)	$89,338

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$7,721	$—	$(10)	$7,711
Corporate bonds	71,207	—	(338)	70,869
U.S. government agency obligations	10,998	—	(40)	10,958
Total	$89,926	$—	$(388)	$89,538

For all of our securities for which the amortized cost basis was greater than the fair value at June 30, 2016, the Company has concluded that there is no plan to sell the security nor is it more likely than not that the Company would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, the Company considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

Contractual Maturities

The contractual maturities of short-term and long-term investments held at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016		December 31, 2015
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
	(in thousands)		(in thousands)
Due within one year	$58,853	$58,831	$49,068	$48,972
Due after 1 year through 2 years	30,430	30,507	40,858	40,566
Total	$89,283	$89,338	$89,926	$89,538

4. Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Computer equipment and purchased software	$2,732	$1,237
Employee computer equipment	1,078	307
Furniture and fixtures	7,444	3,907
Office equipment	2,253	1,209
Leasehold improvements	21,437	17,086
Equipment under capital lease	1,890	1,409
Internal-use software	701	—
Total property and equipment	37,535	25,155
Less accumulated depreciation and amortization	(9,501)	(6,994)
Property and equipment, net	$28,034	$18,161

Depreciation and amortization expense on property and equipment was $1.5 million for the three months ended June 30, 2016, $2.5 million for the six months ended June 30, 2016, $696 thousand for the three months ended June 30, 2015 and $1.4 million for the six months ended June 30, 2015.

Internal use software

The Company capitalizes certain payroll and stock compensation costs incurred to develop functionality for the Company’s billing platform. The costs incurred during the preliminary stages of development are expensed as incurred. Once a piece of incremental functionality has reached the development stage certain internal costs are capitalized until the functionality is ready for its intended use. Internal use software is included within property and equipment on the balance sheet. The costs are amortized on a straight-line basis over an estimated useful life of five years.

5. Capitalized Software Development Costs

Capitalized software development costs consisted of the following:

	June 30, 2016	December 31,2015
	(in thousands)
Gross capitalized software development costs	$21,337	$18,737
Accumulated amortization	(16,347)	(14,082)
Capitalized software development costs, net	$4,990	$4,655

Capitalized software development costs are amortized on a straight-line basis over their estimated useful life of two years.

The following table summarizes software development costs capitalized, stock-based compensation included in capitalized software development costs, and amortization of capitalized software development costs.

	Three Months Ended June, 30,		Six Months Ended June, 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Software development costs capitalized	$1,278	$1,103	$2,600	$1,957
Stock-based compensation included in capitalized software development costs	$313	$82	$506	$165
Amortization of software development costs	$1,486	$1,096	$2,682	$2,157

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

7. Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ equity, for the six months ended June 30, 2016.

	Cumulative Translation Adjustment	Unrealized Loss on Investments	Total
	(in thousands)
Beginning balance at January 1, 2016	$(417)	$(388)	$(805)
Other comprehensive loss before reclassifications	88	271	359
Amounts reclassified from accumulated other comprehensive income	—	—	—
Ending balance at June 30, 2016	$(329)	$(117)	$(446)

8. Stock-Based Compensation Expense

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Options	$1,446	$1,621	$2,922	$3,270
RSUs	6,717	3,581	11,251	6,909
Employee stock purchase plan	312	440	532	604
Total stock-based compensation expense	$8,475	$5,642	$14,705	$10,783

Effect of stock-based compensation expense on income by line item:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Cost of revenue, subscription	$131	$92	$224	$159
Cost of revenue, service	477	347	800	604
Research and development	2,272	1,629	4,030	3,262
Sales and marketing	3,469	2,077	5,895	4,132
General and administrative	2,126	1,497	3,756	2,626
Total stock-based compensation expense	$8,475	$5,642	$14,705	$10,783

Capitalized software development costs excluded from stock-based compensation expense is $313 thousand for the three months ended June 30, 2016, $506 thousand for the six months ended June 30, 2016, $82 thousand for the three months ended June 30, 2015 and $165 thousand for the six months ended June 30, 2015.

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

Revenues by geographical region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Americas	$52,827	$36,840	$101,605	$70,064
Europe	9,948	5,243	18,446	9,746
Asia Pacific	2,199	858	3,883	1,297
Total	$64,974	$42,941	$123,934	$81,107
Percentage of revenues generated outside of the Americas	19%	14%	18%	14%

Total long-lived assets by geographical region:

	As of June 30, 2016	As of December 31, 2015
Americas	$20,843	$15,108
Europe	4,865	1,885
Asia Pacific	2,326	1,168
Total long-lived assets	$28,034	$18,161
Percentage of long-lived assets held outside of the Americas	26%	17%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

While our platform can scale to the enterprise, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving them. We efficiently reach these businesses at scale through our proven inbound go-to-market approach and more than 3,300 marketing agency partners worldwide. Our platform is particularly suited to serving the needs of mid-market business-to-business companies. These mid-market businesses seek an integrated, easy to implement and easy to use solution to reach customers and compete with organizations that have larger marketing and sales budgets. As of June 30, 2016, we had 20,444 customers of varying sizes in more than 90 countries, representing almost every industry.

We derive most of our revenue from subscriptions to our cloud-based software platform and related professional services, which consist of customer on-boarding and training services. Subscription revenue accounted for 94% of our total revenue in the three months ended June 30, 2016, 93% of our total revenue in the six months ended June 30, 2016, and 91% of our total revenue in the three and six months ended June 30, 2015. We sell three product plans at different base prices on a subscription basis, each of which includes our core platform and integrated applications to meet the needs of the various customers we serve. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We generate additional revenue based on the purchase of additional subscriptions, purchases of our add-on products and the number of account users, subdomains and website visits. Substantially all of our customers’ subscriptions are one year or less in duration.

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

Most of our customers purchase on-boarding and training services which are designed to help customers enhance their ability to attract, engage and delight their customers using our platform. Professional services and other revenue accounted for 6% of our total revenue in the three months ended June 30, 2016, 7% of our total revenue in the six months ended June 30, 2016 and 9% of our total revenue in the three and six months ended June 30, 2015.  We expect professional services and other margins to range from a moderate loss to breakeven for the foreseeable future.

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

Average Subscription Revenue per Customer. We define average subscription revenue per customer during a particular period as subscription revenue from our total customers during the period divided by the average total customers during the same period. Average subscription revenue per customer for the three months ended June 30, 2016 is presented in this Quarterly Report on Form 10-Q on an annualized basis.

Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Subscription	$60,916	$39,273	$115,852	$74,212
Professional services and other	4,058	3,668	8,082	6,895
Total revenue	64,974	42,941	123,934	81,107
Cost of Revenues:
Subscription	9,985	7,484	18,895	14,424
Professional services and other	5,210	3,789	10,271	7,314
Total cost of revenues	15,195	11,273	29,166	21,738
Gross profit	49,779	31,668	94,768	59,369
Operating expenses:
Research and development	11,278	8,158	21,082	15,658
Sales and marketing	39,140	26,291	74,338	50,188
General and administrative	10,391	8,541	20,239	16,255
Total operating expenses	60,809	42,990	115,659	82,101
Loss from operations	(11,030)	(11,322)	(20,891)	(22,732)
Other (expense) income:
Interest income	201	101	380	108
Interest expense	(93)	(79)	(180)	(109)
Other (expense) income	(202)	(55)	(535)	572
Total other (expense) income	(94)	(33)	(335)	571
Loss before income tax benefit (provision)	(11,124)	(11,355)	(21,226)	(22,161)
Income tax benefit (provision)	60	(37)	8	(89)
Net loss	$(11,064)	$(11,392)	$(21,218)	$(22,250)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Subscription	94%	91%	93%	91%
Professional services and other	6	9	7	9
Total revenue	100	100	100	100
Cost of revenue:
Subscription	15	17	15	18
Professional services and other	8	9	8	9
Total cost of revenue	23	26	24	27
Gross profit	77	74	76	73
Operating expenses:
Research and development	17	19	17	19
Sales and marketing	60	61	60	62
General and administrative	16	20	16	20
Total operating expenses	94	100	93	101
Loss from operations	(17)	(26)	(17)	(28)
Total other (expense) income	—	—	—	—
Loss before income tax benefit (provision)	(17)	(26)	(17)	(27)
Income tax benefit (provision)	—	—	—	—
Net loss	(17)%	(27)%	(17)%	(27)%

Percentages are based on actual values. Totals may not sum due to rounding.

Three Months and Six Months Ended June 30, 2016 Compared to the Three Months and Six Months Ended June 30, 2015

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Revenues:
Subscription	$60,916	$39,273	$21,643	55%	$115,852	$74,212	$41,640	56%
Professional services and other	4,058	3,668	390	11%	8,082	6,895	1,187	17%
Total revenue	$64,974	$42,941	$22,033	51%	$123,934	$81,107	$42,827	53%

Three month change

Subscription revenue increased during the three months ended June 30, 2016 compared to the same period in 2015 primarily due to the increase in total customers, which grew from 15,839 as of June 30, 2015 to 20,444 as of June 30, 2016, and an increase in average subscription revenue per customer, which grew from $10,127 for the three months ended June 30, 2015 to $11,978 for the three months ended June 30, 2016. The growth in total customers was primarily driven by our increased sales representative capacity to meet market demand. The increase in average subscription revenue per customer was driven primarily by existing customers increasing their use of our products, existing customers purchasing additional subscriptions and add-on products, and new customers purchasing our higher price product plans.

The 11% increase in professional services and other revenue resulted primarily from the delivery of on-boarding and training services for subscriptions sold.

Six month change

Subscription revenue increased during the six months ended June 30, 2016 compared to the same period in 2015 primarily due to the increase in total customers, which grew from 15,839 as of June 30, 2015 to 20,444 as of June 30, 2016, and an increase in average subscription revenue per customer, which grew from $9,949 for the six months ended June 30, 2015 to $11,757 for the six months ended June 30, 2016. The growth in total customers was primarily driven by our increased sales representative capacity to meet market demand. The increase in average subscription revenue per customer was driven primarily by existing customers increasing their use of our products, existing customers purchasing additional subscriptions and add-on products, and new customers purchasing our higher price product plans.

The 17% increase in professional services and other revenue resulted primarily from the delivery of on-boarding and training services for subscriptions sold.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Total cost of revenue	$15,195	$11,273	$3,922	35%	$29,166	$21,738	$7,428	34%
Gross profit	$49,779	$31,668	$18,111	57%	$94,768	$59,369	$35,399	60%
Gross margin percentage	77%	74%			76%	73%

Total cost of revenue for the three months ended June 30, 2016 increased compared to the same period in 2015 primarily due to an increase in subscription and hosting costs, employee-related costs, amortization of developed technology, and allocated overhead expenses. The increase in gross margin was primarily driven by improved leverage of our hosting costs relative to growth in subscription revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Subscription cost of revenue	$9,985	$7,484	$2,501	33%	$18,895	$14,424	$4,471	31%
Percentage of subscription revenue	16%	19%			16%	19%

The increase in subscription cost of revenue for the three and six month period ended June 30, 2016 compared to the same period in 2015 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Subscription and hosting costs	$906	$1,711
Employee-related costs	827	1,637
Capitalized software amortization	464	634
Allocated overhead expenses	304	489
	$2,501	$4,471

Three month change

Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Subscription and hosting costs increased due to growth in our customer base from 15,839 at June 30, 2015 to 20,444 at June 30, 2016. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products and increase the functionality of our platform. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount.

Six month change

Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Subscription and hosting costs increased due to growth in our customer base from 15,839 at June 30, 2015 to 20,444 at June 30, 2016. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products and increase the functionality of our platform. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Professional services and other cost of revenue	$5,210	$3,789	$1,421	38%	$10,271	$7,314	$2,957	40%
Percentage of professional services and other revenue	128%	103%			127%	106%

The increase in professional services and other cost of revenue for the three and six month period ended June 30, 2016 compared to the same period in 2015 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Employee-related costs	$945	$2,081
Allocated overhead expenses	476	876
	$1,421	$2,957

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

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands )	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Research and development	$11,278	$8,158	$3,120	38%	$21,082	$15,658	$5,424	35%
Percentage of total revenue	17%	19%			17%	19%

The increase in research and development expense for the three and six month period ended June 30, 2016 compared to the same period in 2015 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Employee-related costs	$2,890	$4,973
Allocated overhead expenses	230	451
	$3,120	$5,424

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

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Sales and marketing	$39,140	$26,291	$12,849	49%	$74,338	$50,188	$24,150	48%
Percentage of total revenue	60%	61%			60%	62%

The increase in sales and marketing expense for the three and six month period ended June 30, 2016 compared to the same period in 2015 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Employee-related costs	$9,383	$17,434
Allocated overhead expenses	1,896	3,371
Partner commissions	1,245	2,678
Marketing programs	325	667
	$12,849	$24,150

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

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
General and administrative	$10,391	$8,541	$1,850	22%	$20,239	$16,255	$3,984	25%
Percentage of total revenue	16%	20%			16%	20%

The increase in general and administrative expense for the three and six month period ended June 30, 2016 compared to the same period in 2015 was primarily due to the following:

	Three Months	Six Months
	(in thousands)
Employee-related costs	$1,363	$2,743
Allocated overhead expenses	276	807
Customer credit card fees	211	434
	$1,850	$3,984

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

Other (expense) income

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Other (expense) income	$(94)	$(33)	$(61)	185%	$(335)	$571	$(906)	159%
Percentage of total revenue	*	*			*	*

*	not meaningful

Other (expense) income includes interest income and expense and the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities. Other (expense) income fluctuated primarily as a result of changes in foreign exchange rates and the composition of our non-functional currency accounts.

Income tax benefit (provision)

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Income tax benefit (provision)	$60	$(37)	$97	*	$8	$(89)	$97	109%
Effective tax rate	(1)%	*			*	*

*	not meaningful

Income tax benefit (provision) consists of current and deferred taxes for U.S. and foreign income taxes. Income tax provision is not significant for any period presented.

Liquidity and Capital Resources

Our principal sources of liquidity to date have been cash and cash equivalents, net accounts receivable and our common stock offerings. In connection with our secondary offering in March 2015 we received aggregate net proceeds of $33.7 million. Additionally, we have access to a $35 million undrawn line of credit that expires in March 2017.

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents provided by operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash and cash equivalents	$58,661	$74,235
Working capital	54,723	67,046
Net cash and cash equivalents provided by operating activities	11,821	763
Net cash and cash equivalents used in investing activities	(13,549)	(81,858)
Net cash and cash equivalents provided by financing activities	4,507	31,967

Our cash and cash equivalents at June 30, 2016 were held for working capital purposes. We believe our working capital is sufficient to support our operations for at least the next 12 months. At June 30, 2016, $16.5 million of our cash and cash equivalents was held in accounts outside the United States. A portion of these funds would be subject to U.S. federal taxation if repatriated, with such tax liability partially offset by foreign tax credits. Any potential tax impact of repatriating these funds would not be material to the financial statements. We do not intend to repatriate these funds.

Net Cash and Cash Equivalents Provided by Operating Activities

Net cash and cash equivalents provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash and cash equivalents provided by operating activities during the six months ended June 30, 2016 primarily reflected our net loss of $21.2 million offset by non-cash expenses that included $5.2 million of depreciation and amortization, $14.7 million in stock-based compensation, $1.9 million of non-cash rent expense and $411 thousand amortization of bond premium. Working capital sources of cash and cash equivalents included an $11.8 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period and a $1.9 million increase in accrued expenses. These sources of cash and cash equivalents were offset by a $2.6 million increase in prepaid expenses related to increased activity consistent with the growth of the business.

Net cash and cash equivalents provided by operating activities during the six months ended June 30, 2015 primarily reflected our net loss of $22.3 million, offset by non-cash expenses that included $3.6 million of depreciation and amortization, $10.8 million in stock-based compensation and $192 thousand of non-cash rent expense and amortization of bond premium. Working capital sources of cash and cash equivalents included a $9.5 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, and a $4.5 million increase in accrued expenses. These sources of cash and cash equivalents were offset by a $2.1 million increase in accounts receivable as a result of increased billings to customers consistent with the overall growth of the business, a $310 thousand decrease in accounts payable, and a $3.4 million increase in prepaid expenses related to increased activity consistent with the growth of the business.

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

Net cash and cash equivalents used in investing activities during the six months ended June 30, 2016 consisted primarily of $21.1 million purchases of investments, $11.3 million of purchased property and equipment and $2.5 million of capitalized software development costs. These uses of cash were offset by $21.3 million received related to the maturity of investments.

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

For the six months ended June 30, 2016, cash provided by financing activities consisted primarily of $6.2 million of proceeds related to issuance of common stock under stock plans. This source of cash was offset by $1.3 million used for payment of employee taxes related to the net share settlement of stock-based awards and $319 thousand used for repayments of capital leases.

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

Contractual Obligations and Commitments

As of June 30, 2016, there were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K filed with the SEC on February 24, 2016.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Recently Accounting Pronouncements in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Off Balance Sheet Arrangements

During the six months ended June 30, 2016, we had no material off-balance sheet arrangements, exclusive of operating leases and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

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

Interest Rate Sensitivity

Our portfolio of cash and cash equivalents and short- and long-term investments is maintained in a variety of securities, including government agency obligations, corporate bonds and money market funds. Investments are classified as available-for-sale securities and carried at their fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. A sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes. We have a revolving credit line which had no outstanding balance as of June 30, 2016. The interest rate associated with the revolving line is the prime lending rate plus 0.5%.

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

We generated net losses of $21.2 million and $22.3 million for the six months ended June 30, 2016 and 2015 respectively. As of June 30, 2016, we had an accumulated deficit of $221.6 million. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to grow our marketing and sales operations, develop and enhance our inbound platform, scale our data center infrastructure and services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

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

Our head count and operations have grown substantially. For example, we had 1,431 full-time employees as of June 30, 2016, as compared with 1,157 as of December 31, 2015. We opened our first international office in Dublin, Ireland in January 2013, a second international office in Sydney, Australia in August 2014, a third international office in Singapore in October 2015 and a fourth international office in Tokyo in July 2016. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. We opened our first international office in Dublin, Ireland in January 2013 and we opened additional international offices in Sydney, Australia in August 2014, in Singapore in October 2015 and in Tokyo in July 2016. These international offices focus primarily on sales, professional services and support. We also have a development team in Dublin, Ireland. Our current international operations and future initiatives will involve a variety of risks, including:

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

Laws and regulations concerning privacy, data protection and information security are evolving, and changes to such laws and regulations could require us to change features of our platform or restrict our customers’ ability to collect and use email addresses, page viewing data and personal information, which may reduce demand for our platform. Our failure to comply with federal, state and international data privacy laws and regulations could harm our ability to successfully operate our business and pursue our business goals.

In addition, several foreign countries and governmental bodies, including the European Union and Canada, have regulations dealing with the collection and use of personal information obtained from their residents, which are often more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personal information that identifies or may be used to identify an individual Within the European Union, legislators have adopted the General Data Protection Regulation (GDPR) effective May 2018 which may impose additional obligations and risk upon our business and which may increase substantially the penalties to which we could be subject in the event of any non-compliance. We may incur substantial expense in complying with the new obligations to be imposed by the GDPR and we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall.

We have in the past relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established a means for legitimating the transfer of personal data by data controllers in the European Economic Area (or “EEA”) to the U.S. As a result of the October 6, 2015 European Union Court of Justice, or ECJ, opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) regarding the adequacy of the U.S.-EU Safe Harbor Framework, the U.S. – EU Safe Harbor Framework is no longer deemed to be a valid method of compliance with requirements set forth in the Directive (and member states’ implementations thereof) regarding the transfer of personal data outside of the EEA.

In light of the ECJ opinion in Case C-362/14, we have begun to undertake efforts to conform transfers of personal data from the EEA based on current regulatory obligations, the guidance of data protection authorities, and evolving best practices. We are offering other methods to our customers to enable compliant data transfers from the EEA to the U.S. Despite this, we may be unsuccessful in establishing conforming means of transferring such data from the EEA, as a result of ongoing legislative activity, which may alter the current data protection landscape. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new customers.

We may also experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our services due to the potential risk exposure to such customers as a result of the ECJ ruling in Case C-362/14 and the current data protection obligations imposed on them by certain data protection authorities. Such customers may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain or otherwise objectionable and therefore decide not to do business with us. For example, some of our customers or potential customers in the EU may require their vendors to host all personal data within the EU and may decide to do business with one of our competitors who hosts personal data within the EU instead of doing business with us.

We and our customers are at risk of enforcement actions taken by certain EU data protection authorities until such point in time that we may be able to ensure that all transfers of personal data to us from the EEA are conducted in compliance with all applicable regulatory obligations, the guidance of data protection authorities, and evolving best practices. We may find it necessary to establish systems to maintain personal data originating from the EU in the EEA, which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business.

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

We face exposure to movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. As we have expanded our international operations our exposure exchange rate fluctuations has increased, in particular with respect to the Euro, British Pound Sterling, and Australian Dollar. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when re-measured, may differ materially from expectations. In addition, our operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. Although we may apply certain strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications. Additionally, as we anticipate growing our business further outside of the United States, the effects of movements in currency exchange rates will increase as our transaction volume outside of the United States increases.

Risks Related to Our Common Stock

Our stock price may be volatile and you may be unable to sell your shares at or above the price you purchased them.

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share our stock price has ranged from $25.79 to $59.55, through June 30, 2016. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

August 3, 2016