Form 10-Q
period 2016-09-30
HUBSPOT INC
filed 2016-11-02
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2016

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

There were 35,608,553 shares of the registrant’s Common Stock issued and outstanding as of October 28, 2016.

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

PART I — Financial Information

ITEM 1.	Financial Statements

HubSpot, Inc.

Unaudited Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$61,439	$55,580
Short-term investments	52,555	48,972
Accounts receivable — net of allowance for doubtful accounts of $520 and $371 at September 30, 2016 and December 31, 2015, respectively	30,436	25,142
Deferred commission expense	8,205	8,114
Prepaid hosting costs	1,240	3,047
Prepaid expenses and other current assets	10,187	4,899
Total current assets	164,062	145,754
Long-term investments	37,669	40,566
Property and equipment, net	29,041	18,161
Capitalized software development costs, net	5,840	4,655
Restricted cash	380	363
Other assets	985	1,007
Intangible assets, net	36	100
Goodwill	9,773	9,773
Total assets	$247,786	$220,379
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,004	$2,588
Accrued compensation costs	10,284	11,371
Other accrued expenses	17,383	12,313
Capital lease obligations	764	542
Deferred rent	207	86
Deferred revenue	83,328	64,407
Total current liabilities	114,970	91,307
Capital lease obligations, net of current portion	247	277
Deferred rent, net of current portion	8,849	6,345
Deferred revenue, net of current portion	918	732
Other long-term liabilities	644	10
Total liabilities	125,628	98,671
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock	35	34
Additional paid-in capital	354,743	322,833
Accumulated other comprehensive loss	(533)	(805)
Accumulated deficit	(232,087)	(200,354)
Total stockholders’ equity	122,158	121,708
Total liabilities and stockholders’ equity	$247,786	$220,379

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Subscription	$66,505	$44,091	$182,357	$118,303
Professional services and other	4,084	3,620	12,166	10,514
Total revenue	70,589	47,711	194,523	128,817
Cost of Revenues:
Subscription	10,655	8,470	29,550	22,894
Professional services and other	5,157	4,008	15,428	11,322
Total cost of revenues	15,812	12,478	44,978	34,216
Gross profit	54,777	35,233	149,545	94,601
Operating expenses:
Research and development	12,100	8,128	33,182	23,787
Sales and marketing	41,193	30,868	115,531	81,057
General and administrative	11,435	9,527	31,674	25,782
Total operating expenses	64,728	48,523	180,387	130,626
Loss from operations	(9,951)	(13,290)	(30,842)	(36,025)
Other (expense) income:
Interest income	224	131	604	241
Interest expense	(97)	(31)	(277)	(140)
Other (expense) income	(365)	(186)	(900)	387
Total other (expense) income	(238)	(86)	(573)	488
Loss before income tax provision	(10,189)	(13,376)	(31,415)	(35,537)
Income tax provision	(326)	(176)	(318)	(265)
Net loss	$(10,515)	$(13,552)	$(31,733)	$(35,802)
Net loss per share, basic and diluted	$(0.30)	$(0.40)	$(0.91)	$(1.09)
Weighted average common shares used in computing basic and diluted net loss per share:	35,393	33,819	35,038	32,901

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(10,515)	$(13,552)	$(31,733)	$(35,802)
Other comprehensive loss:
Foreign currency translation adjustment	(21)	(10)	109	(162)
Changes in unrealized gain (loss) on investments, net of income taxes of $(36) and $136 for the three and nine months ended September 30, 2016 and $0 for the three and nine months ended September 30, 2015	(108)	(77)	163	(237)
Comprehensive loss	$(10,644)	$(13,639)	$(31,461)	$(36,201)

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended September 30,
	2016	2015
Operating Activities:
Net loss	$(31,733)	$(35,802)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities
Depreciation and amortization	7,992	5,511
Stock-based compensation	23,401	15,293
Provision for deferred income taxes	(165)	45
Amortization of bond premium discount	547	438
Noncash rent expense	2,693	211
Unrealized currency translation	(146)	(239)
Changes in assets and liabilities, net of acquisition
Accounts receivable	(5,140)	(5,716)
Prepaid expenses and other assets	(3,386)	(1,277)
Deferred commission expense	(80)	(649)
Accounts payable	733	(84)
Accrued expenses	3,737	4,533
Deferred rent	(75)	379
Deferred revenue	18,715	14,294
Net cash and cash equivalents provided by (used in) operating activities	17,093	(3,063)
Investing Activities:
Purchases of investments	(44,323)	(93,869)
Maturities of investments	43,388	4,000
Purchases of property and equipment	(13,350)	(2,182)
Capitalization of software development costs	(4,173)	(3,125)
Acquisition of a business	—	(600)
Restricted cash	—	(388)
Net cash and cash equivalents used in investing activities	(18,458)	(96,164)
Financing Activities:
Secondary offering proceeds, net of offering costs paid of $583	—	33,669
Employee taxes paid related to the net share settlement of stock-based awards	(1,820)	(8,217)
Proceeds related to the issuance of common stock under stock plans	9,145	9,256
Repayments of capital lease obligations	(528)	(107)
Net cash and cash equivalents provided by financing activities	6,797	34,601
Effect of exchange rate changes on cash and cash equivalents	427	(286)
Net increase (decrease) in cash and cash equivalents	5,859	(64,912)
Cash and cash equivalents, beginning of period	55,580	123,721
Cash and cash equivalents, end of period	$61,439	$58,809
Supplemental cash flow disclosure:
Cash and cash equivalents paid for interest	$166	$139
Cash and cash equivalents paid for income taxes	$623	$—
Non-cash investing and financing activities:
Property and equipment acquired under capital lease	$720	$542
Capital expenditures incurred but not yet paid	$1,259	$—

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

The Company is headquartered in Cambridge, Massachusetts, and has wholly-owned subsidiaries in Dublin, Ireland, which commenced operations in January 2013, in Sydney, Australia, which commenced operations in August 2014, in Singapore, which commenced operations in October 2015, and in Tokyo, Japan, which commenced operations in July 2016.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, the Company has prepared the accompanying unaudited consolidated financial statements on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2015, and these consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation.

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

Recent Accounting Pronouncements

Recent accounting standards not included below are not expected to have a material impact on our consolidated financial position and results of operations.

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

In August 2014, the FASB issued guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments should reduce diversity in the timing and content of footnote disclosure. The guidance is effective for the annual period ending after December 15, 2016, and for the annual periods and interim periods thereafter with early adoption permitted. The Company is currently evaluating the impact of this guidance on the consolidated financial statements.

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

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(10,515)	$(13,552)	$(31,733)	$(35,802)
Weighted-average common shares outstanding — basic	35,393	33,819	35,038	32,901
Dilutive effect of share equivalents resulting from stock options and RSUs	—	—	—	—
Weighted-average common shares, outstanding — diluted	35,393	33,819	35,038	32,901
Net loss per share, basic and diluted	$(0.30)	$(0.40)	$(0.91)	$(1.09)

Additionally, since the Company incurred net losses for each of the periods presented, diluted net loss per share is the same as basic net loss per share. The Company’s outstanding stock options and RSUs were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. The following table contains all potentially dilutive common stock equivalents.

	As of September 30,
	2016	2015
	(in thousands)
Options to purchase common shares	2,818	3,590
RSUs	2,364	1,569

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at September 30, 2016 and December 31, 2015.

	September 30, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$32,307	$—	$—	$32,307
Commercial paper	—	14,145	—	14,145
Corporate bonds	—	65,076	—	65,076
U.S. government agency obligations	—	11,003	—	11,003
Total	$32,307	$90,224	$—	$122,531

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$32,014	$—	$—	$32,014
Commercial paper	—	7,711	—	7,711
Corporate bonds	—	70,869	—	70,869
U.S. government agency obligations	—	10,958	—	10,958
Total	$32,014	$89,538	$—	$121,552

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At September 30, 2016 and December 31, 2015, our Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.

For certain other financial instruments, including accounts receivable, accounts payable, capital leases and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

The following tables summarize the composition of our short- and long-term investments September 30, 2016 at and December 31, 2015.

	September 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$14,161	$—	$(16)	$14,145
Corporate bonds	65,156	11	(91)	65,076
U.S. government agency obligations	10,996	7	—	11,003
Total	$90,313	$18	$(107)	$90,224

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$7,721	$—	$(10)	$7,711
Corporate bonds	71,207	—	(338)	70,869
U.S. government agency obligations	10,998	—	(40)	10,958
Total	$89,926	$—	$(388)	$89,538

For all of our securities for which the amortized cost basis was greater than the fair value at September 30, 2016, the Company has concluded that there is no plan to sell the security nor is it more likely than not that the Company would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, the Company considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

Contractual Maturities

The contractual maturities of short-term and long-term investments held at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016		December 31, 2015
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
	(in thousands)		(in thousands)
Due within one year	$52,609	$52,555	$49,068	$48,972
Due after 1 year through 2 years	37,704	37,669	40,858	40,566
Total	$90,313	$90,224	$89,926	$89,538

4. Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30, 2016	December 31, 2015
	(in thousands)
Computer equipment and purchased software	$2,857	$1,237
Employee computer equipment	1,259	307
Furniture and fixtures	7,784	3,907
Office equipment	2,268	1,209
Leasehold improvements	22,810	17,086
Equipment under capital lease	2,129	1,409
Internal-use software	1,058	—
Total property and equipment	40,165	25,155
Less accumulated depreciation and amortization	(11,124)	(6,994)
Property and equipment, net	$29,041	$18,161

Depreciation and amortization expense on property and equipment was $1.6 million for the three months ended September 30, 2016, $4.1 million for the nine months ended September 30, 2016, $673 thousand for the three months ended September 30, 2015 and $2.0 million for the nine months ended September 30, 2015.

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

5. Capitalized Software Development Costs

Capitalized software development costs consisted of the following:

	September 30, 2016	December 31, 2015
	(in thousands)
Gross capitalized software development costs	$23,325	$18,737
Accumulated amortization	(17,485)	(14,082)
Capitalized software development costs, net	$5,840	$4,655

Capitalized software development costs are amortized on a straight-line basis over their estimated useful life of two years.

The following table summarizes software development costs capitalized, stock-based compensation included in capitalized software development costs, and amortization of capitalized software development costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Software development costs capitalized	$1,988	$1,194	$4,588	$3,151
Stock-based compensation included in capitalized software development costs	$326	$150	$832	$315
Amortization of software development costs	$1,143	$1,248	$3,822	$3,405

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

7. Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ equity, for the nine months ended September 30, 2016.

	Cumulative Translation Adjustment	Unrealized Loss on Investments	Total
	(in thousands)
Beginning balance at January 1, 2016	$(417)	$(388)	$(805)
Other comprehensive loss before reclassifications	109	163	272
Amounts reclassified from accumulated other comprehensive income	—	—	—
Ending balance at September 30, 2016	$(308)	$(225)	$(533)

8. Stock-Based Compensation Expense

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Options	$1,372	$1,554	$4,294	$4,825
RSUs	7,045	2,844	18,296	9,752
Employee stock purchase plan	278	112	811	716
Total stock-based compensation expense	$8,695	$4,510	$23,401	$15,293

Effect of stock-based compensation expense on income by line item:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Cost of revenue, subscription	$139	$89	$363	$249
Cost of revenue, service	438	315	1,238	851
Research and development	2,341	1,568	6,371	4,830
Sales and marketing	3,473	1,078	9,368	5,278
General and administrative	2,304	1,460	6,061	4,085
Total stock-based compensation expense	$8,695	$4,510	$23,401	$15,293

Capitalized software development costs excluded from stock-based compensation expense is $326 thousand for the three months ended September 30, 2016, $832 thousand for the nine months ended September 30, 2016, $150 thousand for the three months ended September 30, 2015 and $315 thousand for the nine months ended September 30, 2015.

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

Revenues by geographical region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Americas	$56,727	$40,308	$158,331	$110,371
Europe	11,092	6,275	29,538	16,020
Asia Pacific	2,770	1,128	6,654	2,426
Total	$70,589	$47,711	$194,523	$128,817
Percentage of revenues generated outside of the Americas	20%	16%	19%	14%

Total long-lived assets by geographical region:

	As of September 30, 2016	As of December 31, 2015
Americas	$21,410	$15,108
Europe	5,179	1,885
Asia Pacific	2,452	1,168
Total long-lived assets	$29,041	$18,161
Percentage of long-lived assets held outside of the Americas	26%	17%

10. Subsequent Event

On October 7, 2016, the Company entered into a new nine-year property lease for approximately 25,000 square feet, which further expands the Company’s headquarters in Cambridge, MA. The term of the lease commences in March 2017 with respect to approximately 17,000 square feet of the premises, and in June 2019 with respect to approximately 8,000 square feet of the premises. The Company will pay an estimated $15 million in rent over the term of the lease.

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

While our platform can scale to the enterprise, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving them. We efficiently reach these businesses at scale through our proven inbound go-to-market approach and more than 3,400 marketing agency partners worldwide. Our platform is particularly suited to serving the needs of mid-market business-to-business companies. These mid-market businesses seek an integrated, easy to implement and easy to use solution to reach customers and compete with organizations that have larger marketing and sales budgets. As of September 30, 2016, we had 21,658 customers of varying sizes in more than 90 countries, representing almost every industry.

We derive most of our revenue from subscriptions to our cloud-based software platform and related professional services, which consist of customer on-boarding and training services. Subscription revenue accounted for 94% of our total revenue in the three and nine months ended September 30, 2016 and 92% of our total revenue in the three and nine months ended September 30, 2015. We sell three product plans at different base prices on a subscription basis, each of which includes our core platform and integrated applications to meet the needs of the various customers we serve. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We generate additional revenue based on the purchase of additional subscriptions, purchases of our add-on products and the number of account users, subdomains and website visits. Substantially all of our customers’ subscriptions are one year or less in duration.

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

Most of our customers purchase on-boarding and training services which are designed to help customers enhance their ability to attract, engage and delight their customers using our platform. Professional services and other revenue accounted for 6% of our total revenue in the three and nine months ended September 30, 2016 and 8% of our total revenue in the three and nine months ended September 30, 2015.  We expect professional services and other margins to range from a moderate loss to breakeven for the foreseeable future.

We have focused on rapidly growing our business and plan to continue to make investments to help us address some of the challenges facing us to support this growth, such as demand for our platform by existing and new customers, significant competition from other providers of marketing software and related applications and rapid technological change in our industry. We believe that the growth of our business is dependent on many factors, including our ability to expand our customer base, increase adoption of our platform within existing customers, develop new products and applications to extend the functionality of our platform and provide a high level of customer service. We expect to increase our investment in sales and marketing as we continue to expand our sales teams, increase our marketing activities and grow our international operations. We also expect to increase our investment in research and development as we continue to introduce new products and applications to extend the functionality of our platform. We also intend to invest in maintaining a high level of customer service and support which we consider critical for our continued success. We plan to continue investing in our data center infrastructure and services capabilities in order to support continued future customer growth. We also expect to continue to incur additional general and administrative expenses as a result of both our growth and the infrastructure required to be a public company. We expect to use our cash flow from operations and the proceeds from our prior stock offerings to fund these growth strategies and do not expect to be profitable in the near term.

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

Average Subscription Revenue per Customer. We define average subscription revenue per customer during a particular period as subscription revenue from our total customers during the period divided by the average total customers during the same period. Average subscription revenue per customer for the three and nine months ended September 30, 2016 is presented in this Quarterly Report on Form 10-Q on an annualized basis.

Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Subscription	$66,505	$44,091	$182,357	$118,303
Professional services and other	4,084	3,620	12,166	10,514
Total revenue	70,589	47,711	194,523	128,817
Cost of Revenues:
Subscription	10,655	8,470	29,550	22,894
Professional services and other	5,157	4,008	15,428	11,322
Total cost of revenues	15,812	12,478	44,978	34,216
Gross profit	54,777	35,233	149,545	94,601
Operating expenses:
Research and development	12,100	8,128	33,182	23,787
Sales and marketing	41,193	30,868	115,531	81,057
General and administrative	11,435	9,527	31,674	25,782
Total operating expenses	64,728	48,523	180,387	130,626
Loss from operations	(9,951)	(13,290)	(30,842)	(36,025)
Other (expense) income:
Interest income	224	131	604	241
Interest expense	(97)	(31)	(277)	(140)
Other (expense) income	(365)	(186)	(900)	387
Total other (expense) income	(238)	(86)	(573)	488
Loss before income tax provision	(10,189)	(13,376)	(31,415)	(35,537)
Income tax provision	(326)	(176)	(318)	(265)
Net loss	$(10,515)	$(13,552)	$(31,733)	$(35,802)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Subscription	94%	92%	94%	92%
Professional services and other	6	8	6	8
Total revenue	100	100	100	100
Cost of revenue:
Subscription	15	18	15	18
Professional services and other	7	8	8	9
Total cost of revenue	22	26	23	27
Gross profit	78	74	77	73
Operating expenses:
Research and development	17	17	17	18
Sales and marketing	58	65	59	63
General and administrative	16	20	16	20
Total operating expenses	92	102	93	101
Loss from operations	(14)	(28)	(16)	(28)
Total other (expense) income	—	—	—	—
Loss before income tax provision	(14)	(28)	(16)	(28)
Income tax provision	—	—	—	—
Net loss	(15)%	(28)%	(16)%	(28)%

Percentages are based on actual values. Totals may not sum due to rounding.

Three Months and Nine Months Ended September 30, 2016 Compared to the Three Months and Nine Months Ended September 30, 2015

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Revenues:
Subscription	$66,505	$44,091	$22,414	51%	$182,357	$118,303	$64,054	54%
Professional services and other	4,084	3,620	464	13%	12,166	10,514	1,652	16%
Total revenue	$70,589	$47,711	$22,878	48%	$194,523	$128,817	$65,706	51%

Three month change

Subscription revenue increased during the three months ended September 30, 2016 compared to the same period in 2015 primarily due to the increase in total customers, which grew from 16,854 as of September 30, 2015 to 21,658 as of September 30, 2016, and an increase in average subscription revenue per customer, which grew from $10,607 for the three months ended September 30, 2015 to $12,320 for the three months ended September 30, 2016. The growth in total customers was primarily driven by our increased sales representative capacity to meet market demand. The increase in average subscription revenue per customer was driven primarily by existing customers increasing their use of our products, existing customers purchasing additional subscriptions and add-on products, and new customers purchasing our higher price product plans.

The 13% increase in professional services and other revenue resulted primarily from the delivery of on-boarding and training services for subscriptions sold.

Nine month change

Subscription revenue increased during the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to the increase in total customers, which grew from 16,854 as of September 30, 2015 to 21,658 as of September 30, 2016, and an increase in average subscription revenue per customer, which grew from $10,206 for the nine months ended September 30, 2015 to $11,946 for the nine months ended September 30, 2016. The growth in total customers was primarily driven by our increased sales representative capacity to meet market demand. The increase in average subscription revenue per customer was driven primarily by existing customers increasing their use of our products, existing customers purchasing additional subscriptions and add-on products, and new customers purchasing our higher price product plans.

The 16% increase in professional services and other revenue resulted primarily from the delivery of on-boarding and training services for subscriptions sold.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Total cost of revenue	$15,812	$12,478	$3,334	27%	$44,978	$34,216	$10,762	31%
Gross profit	$54,777	$35,233	$19,544	55%	$149,545	$94,601	$54,944	58%
Gross margin percentage	78%	74%			77%	73%

Total cost of revenue for the nine months ended September 30, 2016 increased compared to the same period in 2015 primarily due to an increase in subscription and hosting costs, employee-related costs, amortization of developed technology, and allocated overhead expenses. The increase in gross margin was primarily driven by improved leverage of our hosting costs relative to growth in subscription revenue.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Subscription cost of revenue	$10,655	$8,470	$2,185	26%	$29,550	$22,894	$6,656	29%
Percentage of subscription revenue	16%	19%			16%	19%

The increase in subscription cost of revenue for the three and nine month periods ended September 30, 2016 compared to the same periods in 2015 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Subscription and hosting costs	$937	$2,671
Employee-related costs	909	2,459
Allocated overhead expenses	370	946
Capitalized software amortization	(31)	580
	$2,185	$6,656

Three month change

Subscription and hosting costs increased due to growth in our customer base from 16,854 at September 30, 2015 to 21,658 at September 30, 2016. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount. Amortization of capitalized software development costs decreased due to the acceleration of amortization for certain features during the three-months ended September 2015.

Nine month change

Subscription and hosting costs increased due to growth in our customer base from 16,854 at September 30, 2015 to 21,658 at September 30, 2016. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products and increase the functionality of our platform.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Professional services and other cost of revenue	$5,157	$4,008	$1,149	29%	$15,428	$11,322	$4,106	36%
Percentage of professional services and other revenue	126%	111%			127%	108%

The increase in professional services and other cost of revenue for the three and nine month periods ended September 30, 2016 compared to the same periods in 2015 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Employee-related costs	$781	$2,860
Allocated overhead expenses	368	1,246
	$1,149	$4,106

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

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands )	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Research and development	$12,100	$8,128	$3,972	49%	$33,182	$23,787	$9,395	39%
Percentage of total revenue	17%	17%			17%	18%

The increase in research and development expense for the three and nine month periods ended September 30, 2016 compared to the same periods in 2015 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Employee-related costs	$3,615	$8,589
Allocated overhead expenses	357	806
	$3,972	$9,395

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

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Sales and marketing	$41,193	$30,868	$10,325	33%	$115,531	$81,057	$34,474	43%
Percentage of total revenue	58%	65%			59%	63%

The increase in sales and marketing expense for the three and nine month periods ended September 30, 2016 compared to the same periods in 2015 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Employee-related costs	$10,763	$28,196
Allocated overhead expenses	2,258	5,634
Partner commissions	843	3,515
Marketing programs	(3,539)	(2,871)
	$10,325	$34,474

Three month change

Employee-related costs increased as a result of increased headcount as we continue to expand our selling and marketing organizations to grow our customer base. Allocated overhead expenses increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount. Partner commissions increased as a result of increased revenue generated through our marketing agency partners. The increase in partner commissions earned by our partners during the current period was partially offset by the expiration of our obligation to pay certain historical commissions.  The expiration of these obligations was in accordance with the agreements in place with our partners. Marketing programs decreased due to the timing of our INBOUND event, which occurred in September 2015, and will be held in November 2016.

Nine month change

Employee-related costs increased as a result of increased headcount as we continue to expand our selling and marketing organizations to grow our customer base. Allocated overhead expenses increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount. Partner commissions increased as a result of increased revenue generated through our marketing agency partners. The increase in partner commissions earned by our partners during the current period was partially offset by the expiration of our obligation to pay certain historical commissions.  The expiration of these obligations was in accordance with the agreements in place with our partners.  Marketing programs decreased due to the timing of our INBOUND event, which occurred in September 2015, and will be held in November 2016.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
General and administrative	$11,435	$9,527	$1,908	20%	$31,674	$25,782	$5,892	23%
Percentage of total revenue	16%	20%			16%	20%

The increase in general and administrative expense for the three and nine month periods ended September 30, 2016 compared to the same periods in 2015 was primarily due to the following:

	Three Months	Nine Months
	(in thousands)
Employee-related costs	$1,853	$4,596
Allocated overhead expenses	264	1,061
Customer credit card fees	183	530
Professional fees	(392)	(295)
	$1,908	$5,892

Three month change

Employee-related costs increased as a result of increased headcount as we continue to grow our business and require additional personnel to support our expanded operations including infrastructure and controls required for being a public company. Allocated overhead expenses increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount. Customer credit card fees increased due to increased customer transactions as we continue to grow our business. Professional fees decreased due to a reduction in legal fees.

Nine month change

Employee-related costs increased as a result of increased headcount as we continue to grow our business and require additional personnel to support our expanded operations including infrastructure and controls required for being a public company. Allocated overhead expenses increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount. Customer credit card fees increased due to increased customer transactions as we continue to grow our business. Professional fees decreased due to a reduction in legal fees.

Other (expense) income

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Other (expense) income	$(238)	$(86)	$(152)	177%	$(573)	$488	$(1,061)	217%
Percentage of total revenue	*	*			*	*

*	not meaningful

Other (expense) income includes interest income and expense and the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities. Other (expense) income fluctuated primarily as a result of changes in foreign exchange rates and the composition of our non-functional currency accounts.

Income tax provision

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Income tax provision	$(326)	$(176)	$(150)	85%	$(318)	$(265)	$(53)	20%
Effective tax rate	*	*			*	*

*	not meaningful

Income tax provision consists of current and deferred taxes for U.S. and foreign income taxes. Income tax provision is not significant for any period presented.

Liquidity and Capital Resources

Our principal sources of liquidity to date have been cash and cash equivalents, net accounts receivable and our common stock offerings. In connection with our secondary offering in March 2015, we received aggregate net proceeds of $33.7 million. Additionally, we have access to a $35 million undrawn line of credit that expires in March 2017.

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents provided by (used in) operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash and cash equivalents	$61,439	$58,809
Working capital	49,092	59,243
Net cash and cash equivalents provided by (used in) operating activities	17,093	(3,063)
Net cash and cash equivalents used in investing activities	(18,458)	(96,164)
Net cash and cash equivalents provided by financing activities	6,797	34,601

Our cash and cash equivalents at September 30, 2016 were held for working capital purposes. We believe our working capital is sufficient to support our operations for at least the next 12 months. At September 30, 2016, $16.5 million of our cash and cash equivalents was held in accounts outside the United States. A portion of these funds would be subject to U.S. federal taxation if repatriated, with such tax liability partially offset by foreign tax credits. Any potential tax impact of repatriating these funds would not be material to the financial statements. We do not intend to repatriate these funds.

Net Cash and Cash Equivalents Provided by Operating Activities

Net cash and cash equivalents provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash and cash equivalents provided by operating activities during the nine months ended September 30, 2016 primarily reflected our net loss of $31.7 million offset by non-cash expenses that included $8.0 million of depreciation and amortization, $23.4 million in stock-based compensation, $2.7 million of non-cash rent expense and $547 thousand amortization of bond premium. Working capital sources of cash and cash equivalents included an $18.7 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $3.7 million increase in accrued expenses, and a $733 thousand increase in accounts payable. These sources of cash and cash equivalents were offset by a $5.1 million increase in accounts receivable as a result of increased billings to customers consistent with the overall growth of the business and a $3.4 million increase in prepaid expenses related to increased activity consistent with the growth of the business.

Net cash and cash equivalents used in operating activities during the nine months ended September 30, 2015 primarily reflected our net loss of $35.8 million and $239 thousand of unrealized currency translation, offset by non-cash expenses that included $5.5 million of depreciation and amortization, $15.3 million in stock-based compensation, $211 thousand of non-cash rent expense and $438 thousand amortization of bond premium. Working capital sources of cash and cash equivalents included a $14.3 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $4.5 million increase in accrued expenses, and a $379 thousand increase in deferred rent. These sources of cash and cash equivalents were offset by a $5.7 million increase in accounts receivable as a result of increased billings to customers consistent with the overall growth of the business, a $84 thousand decrease in accounts payable, $649 thousand increase in deferred commissions and a $1.3 million increase in prepaid expenses related to increased activity consistent with the growth of the business.

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

Net cash and cash equivalents used in investing activities during the nine months ended September 30, 2016 consisted primarily of $44.3 million purchases of investments, $13.4 million of purchased property and equipment and $4.2 million of capitalized software development costs. These uses of cash were offset by $43.4 million received related to the maturity of investments.

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

For the nine months ended September 30, 2016, cash provided by financing activities consisted primarily of $9.1 million of proceeds related to issuance of common stock under stock plans. This source of cash was offset by $1.8 million used for payment of employee taxes related to the net share settlement of stock-based awards and $528 thousand used for repayments of capital lease obligations.

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

Contractual Obligations and Commitments

As of September 30, 2016, there were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K filed with the SEC on February 24, 2016.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Recently Accounting Pronouncements in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2016, we had no material off-balance sheet arrangements, exclusive of operating leases and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Euro, British Pound Sterling, Australian dollar, Singaporean dollar, and Japanese Yen. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect our revenue and other operating results as expressed in U.S. dollars.

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

Interest Rate Sensitivity

Our portfolio of cash and cash equivalents and short- and long-term investments is maintained in a variety of securities, including government agency obligations, corporate bonds and money market funds. Investments are classified as available-for-sale securities and carried at their fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. A sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes. We have a revolving credit line which had no outstanding balance as of September 30, 2016. The interest rate associated with the revolving line is the prime lending rate plus 0.5%.

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

We generated net losses of $31.7 million and $35.8 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had an accumulated deficit of $232.1 million. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to grow our marketing and sales operations, develop and enhance our inbound platform, scale our data center infrastructure and services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

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

Our head count and operations have grown substantially. For example, we had 1,556 full-time employees as of September 30, 2016, as compared with 1,157 as of December 31, 2015. We opened our first international office in Dublin, Ireland in January 2013, a second international office in Sydney, Australia in August 2014, a third international office in Singapore in October 2015 and a fourth international office in Tokyo in July 2016. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

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

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share our stock price has ranged from $25.79 to $59.55, through September 30, 2016. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults on Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed below are filed or incorporated by reference into this Report.

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of Common Stock certificate of the Registrant

10.1(4)	Lease dated October 7, 2016 between One Canal Park Massachusetts LLC and the Registrant

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 3.1 to Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 24, 2016 and incorporated herein by reference.
(2)	Filed as Exhibit 3.4 to Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 24, 2016 and incorporated herein by reference.
(3)

Filed as Exhibit 4.1 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 2014, and incorporated herein by reference.

(4)	Filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 13, 2016, and incorporated herein by reference.
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

November 2, 2016