Form 10-K
period 2016-12-31
HUBSPOT INC
filed 2017-02-16
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES   ☐     NO   ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on June 30, 2016, as reported by the New York Stock Exchange on such date was approximately $1,314,133,000. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

On February 10, 2017, the registrant had 36,159,380 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

PART 1

ITEM I. BUSINESS

Overview

We provide a cloud-based marketing and sales software platform that enables businesses to deliver an inbound experience. An inbound marketing and sales experience attracts, engages and delights customers by being more relevant, more helpful, more personalized and less interruptive than traditional marketing and sales tactics. Our software platform features integrated applications to help businesses attract visitors to their websites, convert visitors into leads, close leads into customers and delight customers so that they become promoters of those businesses. These integrated applications include social media, search engine optimization, blogging, website content management, marketing automation, email, sales productivity, CRM, analytics and reporting.

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

While our platform can scale to the enterprise, we focus on selling to mid-market businesses, which we define as businesses that have between 10 and 2,000 employees, because we believe we have significant competitive advantages attracting and serving them. We efficiently reach these businesses at scale through our proven inbound go-to-market approach and more than 3,500 agency partners worldwide. Our platform is particularly suited to serving the needs of mid-market B2B companies. These mid-market businesses seek an integrated, easy to implement and easy to use solution to reach customers and compete with organizations that have larger marketing and sales budgets. As of December 31, 2016, we had 23,226 marketing customers of varying sizes in more than 90 countries, representing almost every industry.

We have a leading brand in the cloud-based inbound marketing and sales software industry. Our brand recognition comes from our thought leadership, including our blogs, which average more than 4.4 million visits each month, and our commitment to innovation. Our founders, Brian Halligan and Dharmesh Shah, wrote the best-selling marketing book Inbound Marketing: Get Found Using Google, Social Media and Blogs. We also have one of the largest social media followings in our industry and our INBOUND conference is one of the largest inbound industry events, with over 19,000 registered attendees in 2016.

We sell our platform on a subscription basis. Our total revenue increased to $271.0 million in 2016, from $181.9 million in 2015, and from $115.9 million in 2014, representing year-over-year increases of 49% in 2016 and 57% in 2015. We had net losses of $45.6 million in 2016, $46.1 million in 2015, and $48.2 million in 2014.

Industry Background

The Traditional Business Playbook is Broken

Traditionally, most businesses have followed the same marketing and sales playbook to generate leads, close sales and provide support to their customers; a playbook that uses the same interruptive and generic marketing tactics used for years. Today, however, customers are increasingly selecting their own communication channels and expecting personalized experiences. They are blocking out traditional marketing and sales tactics, such as cold calls, unsolicited emails and disruptive advertisements, and instead, they are using search engines and social media to research products and services before they contact a vendor. Customers are increasingly taking more control of the purchasing process and influencing the purchasing behavior of others.

Customers are blocking out traditional marketing and sales tactics. Customers are ignoring traditional marketing and sales tactics, often by using technology to block them out. For example:

•	There are over 220 million phone numbers that have been placed on the U.S. Do Not Call registry.
•	91% of people have unsubscribed from email marketing lists.
•	Email services and spam filters are increasingly enabling customers to filter out and de-prioritize promotional messages.
•	Online advertising has limited engagement. According to DoubleClick, as of November 2015, overall 3-month average industry click-through rates on display ads is only 0.2%.

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

Existing Applications are Not Adequate for an Integrated Inbound Experience

Today, businesses often use a variety of point applications for their marketing and sales efforts, including advertising, marketing automation, content management, blogging, social media management, analytics, sales productivity and CRM. Most of these point applications were not designed to deliver an inbound experience. Typically, they do not provide a central view of all customer interactions across channels, are difficult and expensive to implement and use together, and make it hard to measure results. We believe that these existing point applications were not designed with the platform, architecture and functionality necessary to deliver a seamless integrated inbound experience.

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

Market Opportunity

We believe there is a large market opportunity created by the fundamental transformation in marketing and sales. Businesses of nearly all sizes and in nearly all industries can benefit from delivering an inbound experience to attract, engage and delight their customers. We focus on selling our platform to mid-market businesses. As of December 31, 2016, we had 23,226 marketing customers, and our average subscription revenue per customer for the year ended December 31, 2016 was $12,197. According to AMI Partners, in 2014, there were 1.6 million of these mid-market businesses with a website presence in the United States and Canada and 1.4 million in Europe. According to a January 2014 study by Mintigo of 186,500 U.S.-based B2B companies of varying sizes, only 3% of those companies had implemented any of the most common marketing automation applications.

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

Market Leadership and Strong Brand. We are a recognized thought leader in the cloud-based inbound marketing and sales software industry with a leading brand. Our founders, Brian Halligan and Dharmesh Shah, wrote the best-selling marketing book Inbound Marketing: Get Found Using Google, Social Media and Blogs. More than 90,000 copies have been sold and it is available in nine languages. There are more than 150 self-organized HubSpot user groups. We also have over 2.3 million followers and fans among Twitter, Facebook, LinkedIn and Instagram as of December 31, 2016, including approximately 150,000 members of LinkedIn who belong to our inbound marketers group. Our INBOUND conference is one of the largest inbound industry conference events with attendance increasing from 1,100 in 2011 to over 19,000 registered attendees in 2016. We believe that it is inherently hard to replicate the number of websites that link to us, the volume of useful content we have published, our large social media following, the breadth of our search engine rankings and our overall brand strength because these assets cannot be easily purchased or built.

Large and Growing Agency Partner Program. More than 3,500 agencies partner with us for the value of our platform to their business including being able to offer new inbound marketing and sales services to their clients which can grow their revenue per customer, attract new customers and increase the portion of their clients on a retainer relationship. We believe that the wide adoption of our platform in the marketing agency industry is evidence that we are becoming an industry standard. Marketing agency partners and customers referred to us by our marketing agency partners represented approximately 49% of our customers as of December 31, 2016, and approximately 40% of our revenue for the year ended December 31, 2016. These marketing agency partners help us to promote the vision of the inbound experience, efficiently reach new mid-market businesses at scale and provide our mutual customers with more diverse and higher-touch services.

Mid-Market Focus. We believe we have significant competitive advantages reaching mid-market businesses and efficiently reach this market at scale as a result of our proven inbound go-to-market approach and our agency partner channel. In 2016, over 85% of the new leads we generated and over 90% of our new customers were from inbound marketing and did not have any advertising costs associated with them. We believe our large inbound marketing footprint and agency partner program provide competitive advantages in reaching mid-market businesses.

Powerful Network Effects. We have built a large and growing ecosystem around our platform and company. We have built what we believe is the largest engaged audience in our industry, which now comprises more than 6 million people between visitors to our blogs, Twitter followers, Facebook fans, LinkedIn connections. We have attracted more than 3,500 marketing agency partners worldwide who promote our brand and extend our marketing and sales reach. Thousands of our customers integrate third-party applications with our platform using our built-in connectors and third-party developer partners. We have trained and currently certified more than 60,000 marketers on inbound marketing. Our annual INBOUND conference attracted more than 19,000 registered attendees in 2016. We believe this ecosystem drives more businesses and professionals to embrace the inbound playbook. As our engaged audience grows, more agencies partner with us, more third-party developers integrate their applications with our platform, and more professionals complete our certification programs, all of which drive more businesses to adopt our platform.

Our Growth Strategy

The key elements to our growth strategy are:

Grow Our U.S. Customer Base. The market for our platform is large and underserved. Mid-market businesses are particularly underserved by existing point application vendors and often lack sufficient resources to implement complex solutions. Our all-in-one platform allows mid-market businesses to efficiently adopt and execute an effective inbound marketing and sales strategy to help them expand and grow. We will continue to leverage our inbound go-to-market approach and our network of agency partners to keep growing our domestic business.

Increase Revenue from Existing Customers. With 23,226 marketing customers in more than 90 countries spanning many industries, we believe we have a significant opportunity to increase revenue from our existing customers. We plan to increase revenue from our existing customers by expanding their use of our platform, selling to other parts of their organizations, cross-selling our sales products to existing marketing customers and vice versa through touchless or low touch in product purchases, and upselling additional offerings and features. Our scalable pricing model allows us to capture more spend as our customers grow, increase the number of their customers and prospects managed on our platform, and require additional functionality available from our higher price tiers and add-ons, providing us with a substantial opportunity to increase the lifetime value of our customer relationships.

Keep Expanding Internationally. There is a significant opportunity for our inbound platform outside of the United States. As of December 31, 2016, approximately 31% of our marketing customers were located outside of the United States and these customers generated approximately 28% of our total revenue for the year ended December 31, 2016, and we sell to those foreign customers from our U.S., European, and Asia Pacific based operations. We intend to grow our presence in international markets through additional investments in local sales, marketing and professional service capabilities, as well as by leveraging our agency partner network. We opened our first international office in Dublin, Ireland focused on the European market in January 2013 and our second, third and fourth international offices focused on the Asia Pacific market in Sydney, Australia in August 2014, Singapore in October 2015, and Tokyo, Japan in July 2016. We have announced plans to open a fifth international office in Berlin, Germany in 2017. We already have significant website traffic from regions outside the United States and we believe that markets outside the United States represent a significant growth opportunity.

Continue to Innovate and Expand Our Platform. Mid-market businesses are increasingly realizing the value of having an integrated marketing, sales and service platform. We believe we are well positioned to capitalize on this opportunity by introducing new products and applications to extend the functionality of our platform. For example, in 2015, we launched two new add-ons to the marketing platform: HubSpot Reporting, which enables marketing and sales users to explore the data within their marketing platform using custom analytics and reports; and HubSpot Ads which was launched in partnership with Google and LinkedIn and enables customers to manage their ad spend from within the HubSpot product.  We launched our freemium Marketing Free and Marketing Starter products (f/k/a LeadIn) in 2015, enabling customers to analyze their website traffic and generate more leads from their website.  We also launched a new paid sales product in 2015, HubSpot Sales Pro (f/k/a Sidekick for Business), which is an expansion of our HubSpot Sales Free product and enables Sales reps to identify, connect, and engage with new leads. Finally, we added significant functionality to our core marketing, sales and CRM products throughout the year, launching updates that include a redesign of our core content management system, a new predictive lead scoring application, and a new integrations platform called HubSpot Connect.

Selectively Pursue Acquisitions. We plan to selectively pursue acquisitions of complementary businesses, technologies and teams that would allow us to add new features and functionalities to our platform and accelerate the pace of our innovation.

Our Products

All-in-one Marketing and Sales Platform

HubSpot’s platform, also referred to as our growth stack, is a collection of integrated tools that gives businesses everything they need to attract, engage, close, and delight new customers in a unified suite of tools. Every tool in our growth stack (HubSpot Marketing, HubSpot Sales, and HubSpot CRM) is available in both free and paid tiers with gradually increasing levels of functionality that support the needs of our customers as they see success with our tools and their businesses grow.

At the core of our platform is a single inbound database of customer information. This allows a complete view of customer interactions across all of our integrated applications, giving our platform substantial power. This integration makes it possible to personalize every aspect of the customer web content, social media engagement and email messages across devices, including mobile. The integrated applications on our platform have a common user interface, are accessed through a single login and are based on our inbound database.

HubSpot Marketing

Our core product, HubSpot Marketing, is an all-in-one toolset for marketers to attract, engage, and nurture new leads towards sales readiness, and over the entire customer lifecycle. HubSpot Marketing is available in a free and several paid tiers, and can be used standalone, with HubSpot CRM, and/or any version of HubSpot Sales. The features of HubSpot Marketing are explained below.

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

•

Lead Scoring — Lead scoring in HubSpot uses machine learning to understand the quality of, and predict the likelihood that, a lead has potential to become a customer. Lead score in HubSpot takes hundreds of factors about a prospect into consideration such as visiting specific web pages, watching certain videos, opening certain emails, having a certain job title, or other custom data in the inbound database. Customers can define which leads are sent to the CRM system for sales engagement based on these criteria.

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

Social Media. Our social media applications allow businesses to monitor, publish and track social media across Facebook, LinkedIn, Twitter and Google+, leveraging the personalized information about each contact stored in the inbound database. Features include:

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

CRM Sync. Businesses using a third party CRM system (e.g., Salesforce) can synchronize information from our inbound database with their CRM application, enabling seamless transition from marketing to sales. Our native and third-party CRM integration features include:

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

HubSpot CRM

The second tool in the HubSpot Growth Stack, HubSpot CRM was introduced in 2014 as a free CRM system that businesses can track their interactions with contacts and companies, manage their sales activities and report on their pipeline and sales. HubSpot CRM is a free product that can be used standalone, or with any version of HubSpot Marketing and/or HubSpot Sales. Features of HubSpot CRM are explained below.

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

HubSpot Sales

The third tool in the HubSpot Growth Stack, HubSpot Sales was introduced in 2015 to enhance the productivity and effectiveness of sales representatives. Businesses can empower their teams with tools that deliver a personalized experience for prospects with less work for sales representatives. Sales professionals can track the signals being sent by potential customers, including email engagement and web-site visits, and easily discover new contacts and connections with other businesses. HubSpot Sales is available in both free and paid tiers that can be used with HubSpot CRM or a third party CRM system, and/or any version of HubSpot Marketing.

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

Product Packaging

Pricing for HubSpot Marketing

HubSpot Marketing is priced based on product plans and number of contacts. There is one free and four paid plans, each of which includes key functionality of our core platform but also includes different applications to meet the needs of the various businesses we serve.

•	HubSpot Marketing Free is a basic set of conversion tools that are designed to be an introduction to HubSpot’s marketing functionality.
•	HubSpot Marketing Starter is a $50/month extension of HubSpot Marketing Free that adds basic email marketing functionality to HubSpot Marketing Free.
•

HubSpot Marketing Basic is an entry level marketing suite that starts at $2,400 per year. This plan includes our platform with applications such as blogging, landing pages, Social Inbox, email marketing, and analytics and reporting.

•

HubSpot Marketing Professional is our plan for professional marketers starting at $9,600 per year. This plan includes the platform with all the applications included in HubSpot Basic plus more advanced applications such as CRM integration, marketing automation, A/B testing, and content personalization.

•

HubSpot Marketing Enterprise is an advanced plan for marketing teams starting at $28,800 per year. This plan includes our platform with all the applications included in HubSpot Pro, plus more sophisticated applications such as predictive lead scoring, tracking custom events and advanced reporting capabilities.

Pricing for all plans is on a subscription basis and customers pay additional fees above the starting prices based on how many contacts will be stored and tracked in the inbound database. We generate additional revenue based on the purchase of additional subscriptions and applications and the number of account users, subdomains and website visits.

Add-Ons

We also sell applications that are not included in any of our above plans on an add-on basis.

•	Website allows a business to build, edit and manage an entire website on our platform. Website has a per-month fee and requires HubSpot Marketing Basic, Pro, or Enterprise.

•

Ads allows customers to create, manage, and optimize paid advertising campaigns across Facebook Ads, Google AdWords, and LinkedIn Sponsored Updates. HubSpot leverages data from the inbound database to easily display the return on investment of different campaigns, something that is traditionally difficult for B2B marketers to deduce. HubSpot also provides intelligent suggestions for optimizing campaigns to produce greater ROI. Ads has a per-month fee and requires HubSpot Marketing Basic, Pro, or Enterprise.

•

Reports consolidates all of the essential reports into one customizable screen for both marketing and sales to view all metrics in one place. Reports has a per-month fee and requires HubSpot CRM, and/or HubSpot Marketing Basic, Pro, or Enterprise.

Pricing for HubSpot Sales

HubSpot Sales is available in two versions, either of which can be used standalone, in conjunction with HubSpot CRM and/or a third party CRM system, and/or any version of HubSpot Marketing.

•	HubSpot Sales Free gives salespeople a basic level of access to many of the most popular features of HubSpot Sales such as email open & click tracking, email templates, and contact insights.
•	HubSpot Sales Pro is our plan for professional sales teams that includes all the features of HubSpot Sales for $50/user/month.

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

Our Marketing Customers

As of December 31, 2016 we had 23,226 marketing customers in more than 90 countries, representing many industries. No single marketing customer represented more than 1% of our revenue in 2016, 2015 or 2014.

Our Technology

We have 23,226 marketing customers that have chosen us as their marketing platform, which we architected and built to be secure, highly distributed and highly scalable. Since our founding, we have embraced rapid, iterative product development lifecycles, cloud automation and open-source technologies, including big data platforms, to power marketing and sales programs and provide insights not previously possible or available.

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

Inbound Marketing. Our marketing team focuses on inbound marketing and attracts an average of over 100,000 new leads per month through our industry-leading blog and other content, free tools, large social media following, high search engine rankings and personalized website and email content. In addition, we are generating leads for new and add-on product purchases through content and offers delivered through our platform to existing customers.  Inbound sources generated over 90% of our new customers and over 85% of new leads during 2016. We believe most companies of our size and scale typically have a far lower volume of lead generation with a much larger share of it coming from traditional advertising methods.

Inbound Direct Sales. Our sales representatives are based in our offices in Cambridge, Massachusetts, Dublin, Ireland, Sydney, Australia, Singapore, and Tokyo, Japan and use phone, email and web meetings to interact with prospects and customers. The vast majority of revenue generated by our sales representatives originates with inbound leads produced by our marketing efforts. In addition, through our recently launched freemium products and in-product cross-sell offerings, we are starting to close new business with little or no interaction by our sales representatives.

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

To that end, we published our “Culture Code,” a document codifying how we went about building a business that employees, customers and partners alike truly love. Our Culture Code slide deck has been viewed approximately 3 million times on LinkedIn’s SlideShare and become an important element of our recruiting efforts. The seven core principles of our Culture Code are:

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

Since our founding in 2006, we've taken great pride in recruiting and retaining people with HEART (Humility, Effectiveness, Adaptability, Remark-ability and Transparency) at every level of our company. Our employees are passionate about joining our mission of making the world more inbound. In our 10th anniversary year, we were recognized by The Boston Globe and the Boston Business Journal as a top/best place to work, a Best Place to Work for Women and Technology by Fortune, and a top workplace in Australia by JobAdvisor, among other distinctions. Our policies on employee autonomy and transparency have been widely profiled in the media and we are incredibly proud of the culture that we have built. But, at the end of the day, we do not just talk about culture, we measure it, just as we do the rest of our business. We survey employees on a quarterly basis, making sure that our founders and executives review all the feedback, respond, and make adjustments when necessary

As of December 31, 2016 we had 1,597 full-time employees. Of these employees, 1,239 are based in the United States, 262 are located in Ireland, 41 are located in Australia, 42 are located in Singapore, and 13 are located in Japan.

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

We believe we compete favorably with respect to all of these factors.

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

Intellectual Property

Our ability to protect our intellectual property, including our technology, will be an important factor in the success and continued growth of our business. We protect our intellectual property through trade secrets law, copyrights, trademarks, patents, and contracts. Some of our technology relies upon third-party licensed intellectual property.

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

We generated net losses of $45.6 million in 2016, $46.1 million in 2015, and of $48.2 million in 2014. As of December 31, 2016, we had an accumulated deficit of $245.9 million. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to grow our marketing and sales operations, develop and enhance our inbound platform, scale our data center infrastructure and services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Annual Report on Form 10-K, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

We are dependent upon customer renewals, the addition of new customers, increased revenue from existing customers and the continued growth of the market for an inbound platform.

We derive, and expect to continue to derive, a substantial portion of our revenue from the sale of subscriptions to our inbound platform. The market for inbound marketing and sales products is still evolving, and competitive dynamics may cause pricing levels to change as the market matures and as existing and new market participants introduce new types of point applications and different approaches to enable businesses to address their respective needs. As a result, we may be forced to reduce the prices we charge for our platform and may be unable to renew existing customer agreements or enter into new customer agreements at the same prices and upon the same terms that we have historically. In addition, our growth strategy involves a scalable pricing model (including freemium versions of our products) intended to increase the lifetime value of our customer relationships as we expand their use of our platform, sell to other parts of their organizations, cross-sell our sales products to existing marketing product customers and vice versa through touchless or low touch in product purchases, and upsell additional offerings and features. If our cross-selling efforts are unsuccessful or if our existing customers do not expand their use of our platform or adopt additional offerings and features our operating results may suffer.

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

Our head count and operations have grown substantially. For example, we had 1,597 full-time employees as of December 31, 2016, as compared with 1,157 as of December 31, 2015. We opened our first international office in Dublin, Ireland in January 2013, a second international office in Sydney, Australia in August 2014, a third international office in Singapore in October 2015 and a fourth international office in Tokyo in July 2016. We have announced our intention to open an international office in Berlin in the second half of 2017. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

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

To increase customers and achieve broader market acceptance of our inbound platform, we will need to expand our marketing and sales operations, including our sales force and third-party channel partners. We will continue to dedicate significant resources to inbound sales and marketing programs. The effectiveness of our inbound sales and marketing and third-party channel partners has varied over time and may vary in the future and depends on our ability to maintain and improve our inbound platform. All of these efforts will require us to invest significant financial and other resources. Our business will be seriously harmed if our efforts do not generate a correspondingly significant increase in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if our sales and marketing programs are not effective.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. We opened our first international office in Dublin, Ireland in January 2013 and we opened additional international offices in Sydney, Australia in August 2014, in Singapore in October 2015 and in Tokyo in July 2016. We have announced our intention to open an international office in Berlin in the second half of 2017. These international offices focus primarily on sales, professional services and support. We also have a development team in Dublin, Ireland. Our current international operations and future initiatives will involve a variety of risks, including:

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

On May 23, 2016 the European Parliament adopted a resolution and on July 8, 2016 the European Member State representatives approved the final version of the EU-US Privacy Shield as a successor to the Safe Harbor framework. As of August 1, 2016, interested companies have been permitted to register for the program. We are currently certified to the EU-US Privacy Shield. There continue to be concerns about whether the EU-US Privacy Shield will face additional challenges. Until the remaining legal uncertainties regarding the future of the EU-US Privacy Shield are settled, we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new customers.

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

As a multinational organization, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and operating results. Changes in tax laws, such as tax reform in the United States or changes in tax laws resulting from the Organization for Economic Co-operation and Development’s (“OECD”) multi-jurisdictional plan of action to address “base erosion and profit shifting,” could impact our effective tax rate. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could have a material impact on us and the results of our operations.

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

As of December 31, 2016, we had federal and state net operating loss carryforwards due to prior period losses, which, if not utilized, will begin to expire in 2027 for federal purposes and began to expire in 2014 for state purposes. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be further limited if we experience an ownership change. A Section 382 ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Future issuances of our stock could cause an ownership change. It is possible that an ownership change in connection with a future offering, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.

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

We face exposure to movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. As we have expanded our international operations our exposure exchange rate fluctuations has increased, in particular with respect to the Euro, British Pound Sterling, Australian Dollar, and Japanese Yen. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when re-measured, may differ materially from expectations. In addition, our operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. Although we may apply certain strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications. Additionally, as we anticipate growing our business further outside of the United States, the effects of movements in currency exchange rates will increase as our transaction volume outside of the United States increases.

Risks Related to Our Common Stock

Our stock price may be volatile and you may be unable to sell your shares at or above the price you purchased them.

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share, our stock price has ranged from $25.79 to $59.55, through December 31, 2016. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

We occupy approximately 240,000 square feet of office space in Cambridge, Massachusetts pursuant to lease agreements that expire through 2027. We also maintain offices in Portsmouth, New Hampshire, Dublin, Ireland, Sydney, Australia, Singapore, and Japan. We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

	2016
	High	Low
First quarter	$54.89	$27.52
Second quarter	$52.24	$39.57
Third quarter	$59.48	$42.51
Fourth quarter	$58.40	$45.90

	2015
	High	Low
First quarter	$43.47	$32.52
Second quarter	$53.32	$38.00
Third quarter	$54.12	$42.74
Fourth quarter	$59.55	$45.74

As of February 3, 2017 we had 68 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

The following graph shows a comparison from October 9, 2014 (the date our common stock commenced trading on the NYSE) through December 31, 2016 of the cumulative total return for our common stock, the NASDAQ Computer Index and the S&P 500 Index. Such returns are based on historical results and are not intended to suggest future performance.

	10/9/2014	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015	3/31/2016	6/30/2016	9/30/2016	12/30/2016
HubSpot	100	112	133	165	154	187	145	144	191	156
S&P 500 Index	100	107	107	107	100	106	107	109	112	116
Nasdaq Computer Index	100	107	108	108	103	113	114	110	126	127

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information regarding securities authorized for issuance.

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

The following selected consolidated statements of operations data for the years ended December 31, 2016, 2015, and 2014, and the consolidated balance sheet data as of December 31, 2016 and 2015, have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$254,775	$167,920	$106,319	$70,819	$45,870
Professional services and other	16,192	14,023	9,557	6,815	5,734
Total revenue	270,967	181,943	115,876	77,634	51,604
Cost of revenue:
Subscription (1)	41,182	32,271	23,655	18,745	9,689
Professional services and other (1)	20,683	15,652	11,425	8,759	6,004
Total cost of revenue	61,865	47,923	35,080	27,504	15,693
Total gross profit	209,102	134,020	80,796	50,130	35,911
Operating expenses:
Research and development (1)	45,997	32,457	25,638	15,018	10,585
Sales and marketing (1)	162,647	112,629	78,809	53,158	34,949
General and administrative (1)	45,120	35,408	24,958	16,204	9,117
Total operating expenses	253,764	180,494	129,405	84,380	54,651
Loss from operations	(44,662)	(46,474)	(48,609)	(34,250)	(18,740)
Other (expense) income
Interest income	854	390	46	34	26
Interest expense	(265)	(185)	(322)	(20)	(63)
Other expense	(956)	628	564	(38)	(1)
Total other (expense) income	(367)	833	288	(24)	(38)
Net loss before income tax (provision) benefit	(45,029)	(45,641)	(48,321)	(34,274)	(18,778)
Income tax (provision) benefit	(533)	(412)	92	—	—
Net loss	(45,562)	(46,053)	(48,229)	(34,274)	(18,778)
Preferred stock accretion	—	—	331	54	81
Net loss attributable to common stockholders	$(45,562)	$(46,053)	$(48,560)	$(34,328)	$(18,859)
Net loss per common share, basic and diluted (2)	$(1.29)	$(1.39)	$(4.20)	$(6.71)	$(4.01)
Weighted average common shares used in computing basic and diluted net loss per common share (2)	35,197	33,222	11,562	5,113	4,699

(1)	Stock-based compensation included in the consolidated statements of operations data above was as follows:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Cost of revenue:
Subscription	$512	$341	$128	$50	$27
Professional services and other	1,640	1,216	498	211	100
Research and development	8,828	6,327	6,190	691	739
Sales and marketing	13,352	7,658	5,596	1,194	691
General and administrative	8,343	5,766	3,946	1,318	958
Total stock-based compensation	$32,675	$21,308	$16,358	$3,464	$2,515

(2)	See Note 2 to our consolidated financial statements for further details on the calculation of basic and diluted net loss per share attributable to common stockholders.

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$59,702	$55,580	$123,721	$12,643	$41,097
Working capital, excluding deferred revenue	144,296	118,854	130,886	13,803	39,934
Total assets	259,755	220,379	174,858	50,559	65,651
Deferred revenue	96,597	65,139	41,305	24,906	16,017
Total liabilities	141,055	98,671	64,159	42,514	27,621
Total redeemable convertible preferred stock	—	—	—	101,293	101,239
Total stockholders’ equity (deficit)	$118,700	$121,708	$110,699	$(93,248)	$(63,209)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We provide a cloud-based marketing and sales software platform that enables businesses to deliver an inbound experience. An inbound marketing and sales experience attracts, engages and delights customers by being more relevant, more helpful, more personalized and less interruptive than traditional marketing and sales tactics. Our software platform features integrated applications to help businesses attract visitors to their websites, convert visitors into leads, close leads into customers and delight customers so that they become promoters of those businesses. These integrated applications include social media, search engine optimization, blogging, website content management, marketing automation, email, sales productivity, CRM, analytics and reporting.

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

While our platform can scale to the enterprise, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving them. We efficiently reach these businesses at scale through our proven inbound go-to-market approach and more than 3,500 agency partners worldwide. Our platform is particularly suited to serving the needs of mid-market business-to-business companies. These mid-market businesses seek an integrated, easy to implement and easy to use solution to reach customers and compete with organizations that have larger marketing and sales budgets. As of December 31, 2016, we had 23,226 marketing customers of varying sizes in more than 90 countries, representing almost every industry.

Our platform is a multi-tenant, single code-based and globally available software-as-a-service product delivered through web browsers or mobile applications. We sell our platform on a subscription basis and generated revenue of $271.0 million in 2016, $181.9 million in 2015, and $115.9 million in 2014, representing year-over-year increases of 49% in 2016 and 57% in 2015. We had net losses of $45.6 million in 2016, $46.1 million in 2015, and $48.2 million in 2014, primarily due to increased investments in our growth.

We derive most of our revenue from subscriptions to our cloud-based software platform and related professional services, which consist of customer on-boarding and training services. Subscription revenue accounted for 94% of our total revenue for the year ended December 31, 2016 and 92% of our total revenue for the years ended December 31, 2015 and 2014. We sell various product plans at different base prices on a subscription basis, each of which includes our core platform and integrated applications to meet the needs of the various customers we serve. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We generate additional revenue based on the purchase of additional subscriptions, purchases of our add-on products and the number of account users, subdomains and website visits. Substantially all of our customers’ subscriptions are one year or less in duration.

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

Professional services and other revenue accounted for 6% of total revenue for the year ended December 31, 2016 and 8% of our total revenue for the years ended December 31, 2015 and 2014. Most of our customers purchase on-boarding and training services which are designed to help customers enhance their ability to attract, engage and delight their customers using our platform.

Our marketing customer base has grown from 18,116 marketing customers at the end of 2015 to 23,226 marketing customers as of December 31, 2016, which has resulted in rapid revenue growth. As of December 31, 2016, approximately 31% of our marketing customers were located outside of the United States and these customers generated approximately 28% of our total revenue for the year ended December 31, 2016. We opened our first international office in Dublin, Ireland in January 2013, a second international office in Sydney, Australia in August 2014, a third international office in Singapore in October 2015, a fourth international office in Tokyo Japan in July 2016, and have announced a fifth international office in Berlin, Germany that will be opened in 2017.  We plan to further grow our international business and expand to other geographies.

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

We believe that these investments will result in an increase in our subscription revenue base. This will result in revenue increasing faster than the increase in sales and marketing, research and development and general and administrative expenses, exclusive of stock-based compensation, as we reach economies of scale. With this increased operating leverage, we expect our operating margins to increase in the long term. However, we will incur losses in the short term. If we are unable to achieve our revenue growth objectives, including a high rate of renewals of our customer agreements, we may not be able to achieve profitability.

Key Business Metrics

We use the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Our key business metrics may be calculated in a manner different than similar key business metrics used by other companies.

	Year Ended December 31,
	2016	2015	2014
Total marketing customers	23,226	18,116	13,607
Average subscription revenue per customer	$12,197	$10,419	$8,926
Subscription dollar retention rate	98.5%	99.2%	92.7%

Total Marketing Customers. We believe that our ability to increase our customer base is an indicator of our market penetration and growth of our business as we continue to expand our sales force and invest in marketing efforts. We define our total marketing customers at the end of a particular period as the number of business entities or individuals with one or more paid subscriptions to our marketing platform, either paid directly or through an agency partner. We do not include in total marketing customers business entities or individuals with one or more paid subscriptions solely for our HubSpot Sales product. A single marketing customer may have separate paid subscriptions for separate websites, but we count these as one marketing customer if the subscriptions are managed by the same business entity or individual. For more information about our marketing customers, see the section of this Annual Report on Form 10-K captioned “Business—Our Customers.”

Average Subscription Revenue per Customer. We believe that our ability to increase the average subscription revenue per customer is an indicator of our ability to grow the long-term value of our existing customer relationships. We define average subscription revenue per customer during a particular period as subscription revenue from our total marketing customers during the period divided by the average total marketing customers during the same period. We expect our average subscription revenue per customer to continue to increase over time.

Subscription Dollar Retention Rate. We believe that our ability to retain and expand a customer relationship is an indicator of the stability of our revenue base and the long-term value of our customers. We assess our performance in this area using a metric we refer to as our Subscription Dollar Retention Rate. We compare the aggregate Contractual Monthly Subscription Revenue of our marketing customer base as of the beginning of each month, which we refer to as Retention Base Revenue, to the aggregate Contractual Monthly Subscription Revenue of the same group of customers at the end of that month, which we refer to as Retained

Subscription Revenue. We define Contractual Monthly Subscription Revenue as the total amount of subscription fees contractually committed to be paid for a full month under all of our marketing customer agreements, excluding any commissions owed to our partners. We do not include in Contractual Monthly Subscription Revenue any subscription fees contractually committed to be paid by business entities or individuals with subscriptions solely for our HubSpot Sales product. Our Subscription Dollar Retention Rate for a given period is calculated by first dividing Retained Subscription Revenue by Retention Base Revenue for each month in the period, calculating the weighted average of these rates using the Retention Base Revenue for each month in the period, and then annualizing the resulting rates.

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

Research and Development

Research and development expenses consist primarily of personnel costs of our development team, including payroll, benefits and stock-based compensation expense and allocated overhead costs. We capitalize certain software development costs that are attributable to developing new products and adding incremental functionality to our software platform and amortize such costs as costs of subscription revenue over the estimated life of the new product or incremental functionality, which is generally two years. We also capitalize certain development costs that are attributable to developing our customer sales and billing platform and amortize such costs as sales and marketing or general and administrative expense over the estimated life of the customer sales and billing platform, which is generally five years. We focus our research and development efforts on improving our products and developing new ones, delivering new functionality and enhancing the customer experience. We believe delivering new functionalities for our customers is an integral part of our solution and provides our customers with access to a broad array of options and information critical to their marketing efforts. We expect to continue to make investments in and expand our offerings to enhance our customers’ experience and satisfaction and attract new customers. We expect research and development expenses to increase in absolute dollars as we continue to increase the functionality of our software platform.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs of our sales and marketing employees, including sales commissions and incentives, benefits and stock-based compensation expense, marketing programs, including lead generation, costs of our annual INBOUND conference, other brand building expenses, amortization of capitalized software development costs associated with our sales and billing platform, and allocated overhead costs. We defer certain sales commissions related to acquiring new customers and amortize them ratably over the term of the corresponding subscription agreement. Sales and marketing expenses also include commissions paid to our marketing agency partners when we are the primary obligor for providing the subscription that has been purchased.

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

General and Administrative

General and administrative expenses consist of personnel costs and related expenses for executive, finance, legal, human resources, employee-related information technology, administrative personnel, including payroll, benefits and stock-based compensation expense; professional fees for external legal, accounting and other consulting services, amortization of capitalized software development costs associated with our sales and billing platform, and allocated overhead costs. We expect that general and administrative expenses will increase on an absolute dollar basis but decrease as a percentage of total revenue as we focus on processes, systems and controls to enable our internal support functions to scale with the growth of our business. We also anticipate continuing increases to general and administrative expenses as we incur the costs of compliance associated with being a publicly traded company, including audit and consulting fees.

Other (Expense) Income

Other (expense) income includes interest income and expense and the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities. The additions of our international offices in Dublin, Ireland in 2013, Sydney, Australia in 2014, Singapore in 2015, and Tokyo, Japan in 2016 have increased our exposure to foreign currency fluctuations.

Income Tax (Provision) Benefit

The income tax (provision) benefit consists of current and deferred taxes for U.S. and foreign jurisdictions. We have historically had a taxable loss in our most significant jurisdiction, the U.S., and a full valuation allowance against the majority of our deferred tax assets. We expect this to continue in the near term.

Results of Operations

The following tables set forth certain consolidated financial data in dollar amounts and as a percentage of total revenue.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Revenue:
Subscription	$254,775	$167,920	$106,319
Professional services and other	16,192	14,023	9,557
Total revenue	270,967	181,943	115,876

Cost of revenue:
Subscription	41,182	32,271	23,655
Professional services and other	20,683	15,652	11,425
Total cost of revenue	61,865	47,923	35,080
Gross profit	209,102	134,020	80,796
Operating expenses:
Research and development	45,997	32,457	25,638
Sales and marketing	162,647	112,629	78,809
General and administrative	45,120	35,408	24,958
Total operating expenses	253,764	180,494	129,405
Loss from operations	(44,662)	(46,474)	(48,609)
Other (expense) income:
Interest income	854	390	46
Interest expense	(265)	(185)	(322)
Other expense	(956)	628	564
Total other (expense) income	(367)	833	288
Loss before income tax (provision) benefit	(45,029)	(45,641)	(48,321)
Income tax (provision) benefit	(533)	(412)	92
Net loss	$(45,562)	$(46,053)	$(48,229)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Subscription	94%	92%	92%
Professional services and other	6	8	8
Total revenue	100	100	100
Cost of revenue:
Subscription	15	18	20
Professional services and other	8	9	10
Total cost of revenue	23	26	30
Gross profit	77	74	70
Operating expenses:
Research and development	17	18	22
Sales and marketing	60	62	68
General and administrative	17	19	22
Total operating expenses	94	99	112
Loss from operations	(16)	(26)	(42)
Total other (expense) income	—	—	—
Loss before income tax (provision) benefit	(17)	(25)	(42)
Income tax (provision) benefit	—	—	—
Net loss	(17)%	(25)%	(42)%

*	Percentages are based on actual values. Totals may not sum due to rounding.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Revenue

	Year Ended December 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Subscription	$254,775	$167,920	$86,855	52%
Professional services and other	16,192	14,023	2,169	15%
Total revenue	$270,967	$181,943	$89,024	49%

Subscription revenue increased 52% during 2016 due to an increase throughout the year in total marketing customers, which grew from 18,116 as of December 31, 2015 to 23,226 as of December 31, 2016, and an increase in average subscription revenue per customer, which grew from $10,419 in 2015 to $12,197 in 2016. The growth in total marketing customers was primarily driven by our increased sales representative capacity to meet market demand. The increase in average subscription revenue per customer was driven primarily by existing marketing customers increasing their use of our products, existing marketing customers purchasing additional subscriptions, and new marketing customers purchasing our higher price product plans.

The 15% increase in professional services and other revenue resulted primarily from the delivery of on-boarding and training services for subscriptions sold.

Total Cost of Revenue, Gross Profit and Gross Margin

	Year Ended December 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Total cost of revenue	$61,865	$47,923	$13,942	29%
Gross profit	209,102	134,020	75,082	56%
Gross margin	77%	74%

Total cost of revenue increased 29% during 2016 primarily due to an increase in subscription and hosting costs, employee-related costs, amortization of developed technology, and allocated overhead expenses. The increase in gross margin was primarily driven by improved leverage of our hosting costs relative to growth in subscription revenue.

	Year Ended December 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Subscription cost of revenue	$41,182	$32,271	$8,911	28%
Percentage of subscription revenue	16%	19%

The increase in subscription cost of revenue for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$3,564
Subscription and hosting costs	3,290
Allocated overhead expenses	1,286
Capitalized software amortization	771
$8,911

Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Subscription and hosting costs increased due to growth in our marketing customer base from 18,116 at December 31, 2015 to 23,226 at December 31, 2016. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products and increased functionality.

	Year Ended December 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Professional services and other cost of revenue	$20,683	$15,652	$5,031	32%
Percentage of professional services and other revenue	128%	112%

The increase in professional services and other cost of revenue for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$3,222
Allocated overhead expenses	1,809
$5,031

Employee-related costs increased as a result of increased headcount as we continue to grow our professional services organization to support our customer growth. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount.

Research and Development

	Year Ended December 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Research and development	$45,997	$32,457	$13,540	42%
Percentage of total revenue	17%	18%

The increase in research and development expense for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$12,206
Allocated overhead expenses	1,334
$13,540

Employee-related costs and professional fees increased as a result of increased headcount as we continue to grow our engineering organization to develop new products and increased functionality, and to maintain our existing platform. Allocated overhead expense increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount.

Sales and Marketing

	Year Ended December 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Sales and marketing	$162,647	$112,629	$50,018	44%
Percentage of total revenue	60%	62%

The increase in sales and marketing expense for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$36,285
Allocated overhead expenses	7,302
Partner commissions	4,869
Marketing programs	1,562
$50,018

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

General and Administrative

	Year Ended December 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
General and administrative	$45,120	$35,408	$9,712	27%
Percentage of total revenue	17%	19%

The increase in general and administrative expense for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$5,922
Allocated overhead expenses	1,660
Other general and administrative costs	1,121
Customer credit card fees	1,009
$9,712

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

Other (expense) Income

	Year Ended December 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Other (expense) income	$(367)	$833	$(1,200)	-144%
Percentage of total revenue	*	*

*	not meaningful

Other (expense) income includes interest income and expense and the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities. Other (expense) income fluctuated primarily as a result of changes in foreign exchange rates and the composition of our non-functional currency accounts.

Income Tax Provision

	Year Ended December 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Income tax provision	$(533)	$(412)	$(121)	29%
Effective tax rate	1.2%	0.9%

Income tax provision consists of current and deferred taxes for U.S. and foreign jurisdictions. Income tax provision is not significant for any period presented.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Revenue

	Year Ended December 31,		Change
	2015	2014	Amount	%
	(dollars in thousands)
Subscription	$167,920	$106,319	$61,601	58%
Professional services and other	14,023	9,557	4,466	47%
Total revenue	$181,943	$115,876	$66,067	57%

Subscription revenue increased 58% during 2015 due to an increase throughout the year in total marketing customers, which grew from 13,607 as of December 31, 2014 to 18,116 as of December 31, 2015, and an increase in average subscription revenue per customer, which grew from $8,926 in 2014 to $10,419 in 2015. The growth in total marketing customers was primarily driven by our increased sales representative capacity to meet market demand. The increase in average subscription revenue per customer was driven primarily by existing marketing customers increasing their use of our products, existing marketing customers purchasing additional subscriptions, and new marketing customers purchasing our higher price product plans.

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
$8,616

Subscription and hosting costs increased due to growth in our marketing customer base from 13,607 at December 31, 2014 to 18,116 at December 31, 2015. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products and increased functionality. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount.

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

The increase in sales and marketing expense for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$22,783
Partner commissions	4,462
Marketing programs	3,409
Allocated overhead expenses	3,166
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

Income Tax (Provision) Benefit

	Year Ended December 31,		Change
	2015	2014	Amount	%
	(dollars in thousands)
Income tax (provision) benefit	$(412)	$92	$(504)	-548%
Percentage of total revenue	*	*

*	not meaningful

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

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents provided by (used in) operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash and cash equivalents	$59,702	$55,580	$123,721
Working capital	48,870	54,447	90,081
Net cash and cash equivalents provided by (used in) operating activities	19,366	(423)	(12,464)
Net cash and cash equivalents used in investing activities	(22,957)	(104,104)	(10,480)
Net cash and cash equivalents provided by financing activities	8,473	36,939	134,437

Our cash and cash equivalents at December 31, 2016 was held for working capital purposes. We believe our working capital is sufficient to support our operations for at least the next 12 months. At December 31, 2016, $18.8 million of our cash and cash equivalents was held in accounts outside the United States. A portion of these funds would be subject to U.S. federal taxation if repatriated, with such tax liability partially offset by foreign tax credits.  However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Net Cash and Cash Equivalents Provided by (Used in) Operating Activities

Net cash and cash equivalents provided by (used in) operating activities consists primarily of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash and cash equivalents provided by operating activities during the year ended December 31, 2016 primarily reflected our net loss of $45.6 million, offset by non-cash expenses that included $11.2 million of depreciation and amortization, $32.7 million in stock-based compensation, $0.6 million of amortization of bond premium, and $4.0 million of non-cash rent expense. Working capital sources of cash and cash equivalents primarily included a $32.3 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period and a $4.0 million increase in accrued expenses, and a $1.0 million increase in accounts payable as a result of increased expense related to overall growth of the company. These sources of cash and cash equivalents were offset by a $14.1 million increase in accounts receivable as a result of increased billings to customers consistent with the overall growth of the business, and a $6.1 million increase in prepaid expense related to growth of the company.

Net cash and cash equivalents used in operating activities during the year ended December 31, 2015 primarily reflected our net loss of $46.1 million, offset by non-cash expenses that included $7.3 million of depreciation and amortization, $21.3 million in stock-

based compensation, $0.7 million of amortization of bond premium, $1.8 million of non-cash rent expense, and $0.3 million on non-cash income related to unrealized foreign currency gains. Working capital sources of cash and cash equivalents primarily included a   $24.7 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period and a $ 7.1 million increase in accrued expenses as a result of increased expense related to overall growth of the company. These sources of cash and cash equivalents were offset by a $11.2 million increase in accounts receivable as a result of increased billings to customers consistent with the overall growth of the business, a $3.4 million increase in prepaid expense related to growth of the company, and a $2.1 million decrease in deferred commissions expense.

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

Net cash and cash equivalents used in investing activities during the year ended December 31, 2016 consisted primarily of $52.1 million of purchases of investments, $15.8 million of purchased property and equipment, and $5.7 million of capitalized software development costs. These uses of cash were offset by $50.8 million related to maturities and sales of investments. In the year ended December 31, 2016, we continued to invest in improvements to our leased spaces.

Net cash and cash equivalents used in investing activities during the year ended December 31, 2015 consisted primarily of $113.6 million of purchases of investments, $8.4 million of purchased property and equipment, $600 thousand used to acquire a business, and $4.3 million of capitalized software development costs. These uses of cash were offset by $23.0 million related to maturities of investments. In the year ended December 31, 2015, we continued to invest in improvements to our leased spaces.

Net cash and cash equivalents used in investing activities during the year ended December 31, 2014 was $10.5 million. This consisted primarily of $7.3 million of purchased property and equipment and $4.6 million of capitalized software development costs, offset by $1.5 million of cash released from restrictions associated with the lease of our headquarters. In the year ended December 31, 2014, we continued to invest in improvements to our leased spaces.

Net Cash and Cash Equivalents Provided by Financing Activities

Our financing activities have consisted primarily of our stock offerings, the issuance of common stock under stock plans, payments of employees taxes related to the net share settlement of stock-based awards, and repayments of capital lease obligations

For the year ended December 31, 2016, cash and cash equivalents provided by financing activities consisted primarily $11.6 million of proceeds received from the issuance of common stock under stock plans. This source of cash was offset by $2.4 million used for payment of employee taxes related to the net share settlement of stock-based awards.

For the year ended December 31, 2015, cash and cash equivalents provided by financing activities consisted primarily of $33.7 million of net proceeds received from the issuance of common stock and $12.1 million of proceeds received from the issuance of common stock under stock plans. These sources of cash were offset by $8.6 million used for payment of employee taxes related to the net share settlement of stock-based awards.

For the year ended December 31, 2014, cash and cash equivalents provided by financing activities consisted primarily of $130.8 million of net proceeds received from our IPO, $3.8 million from option exercises, and $18.0 million of draw-downs and offsetting repayments under our line of credit.

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

We allocate total arrangement fees to each element in a multiple element arrangement based on the relative selling price hierarchy of each element. We establish vendor-specific objective evidence of fair value, or VSOE, the most reliable level of allocating standalone value, for our subscription on-boarding and training services when there are a meaningful number of stand-alone transactions in a relevant period and a significant number of those stand-alone transactions have consistent pricing. We note that third party evidence, or TPE, the second most reliable level of allocating standalone value, is not available for determining the standalone value for any of our services because the pricing for any similar third party subscription or on-boarding and training services is inconsistent. Therefore, when we cannot establish VSOE, we rely on best estimate of selling price, or BESP, to allocate value to the various components of our arrangements.

To determine VSOE, we consider the median stand-alone sales prices of each type of subscription, on-boarding and training services.  We then establish a reasonable range around the stand-alone median pricing, typically plus or minus 20% of the median stand-alone selling price.  To determine BESP, we consider the median actual sales price of each type of subscription and on-boarding and training services. We then establish a reasonable range around the median pricing, typically plus or minus 20% of the median selling price. For any transactions where a deliverable falls outside of either the VSOE or BESP 20% range, we reallocate arrangement consideration amongst the deliverables using their respective median selling prices.

We pay our marketing and sales agency partners a commission on the subscription sales price for sales to customers. The classification of the commission paid on our consolidated statements of operations depends on who is purchasing our subscription. In instances where the customer is purchasing the subscription, we are the primary obligor and record the commission paid to the agency partner as sales and marketing expense. When the agency partner purchases the subscription directly from us, we net the consideration paid to the partner against the associated revenue we recognize, as in these instances our customer is the partner and our remaining obligations are to the partner. We also do not believe we receive a tangible benefit from the payment back to the partner.

Capitalized Software Development Costs

Software development costs consist of certain payroll and stock compensation costs incurred to develop functionality for our software and sales and billing platforms, as well as certain upgrades and enhancements that are expected to result in enhanced functionality. We capitalize certain software development costs for new offerings as well as upgrades to our existing software platforms. We amortize these development costs over the estimated useful life of two to five years on a straight-line basis. We believe there are two key estimates within the capitalized software balance, which are the determination of the useful life of the software and the determination of the amounts to be capitalized.

We determined that a two to five year life is appropriate for our internal-use software based on our best estimate of the useful life of the internally developed software after considering factors such as continuous developments in the technology, obsolescence and anticipated life of the service offering before significant upgrades. Based on our prior experience, internally generated software will generally remain in use for a minimum of two to five years before being significantly replaced or modified to keep up with evolving customer and company needs. While we do not anticipate any significant changes to this two to five year estimate, a change in this estimate could produce a material impact on our financial statements. For example, if we received information that indicated the useful life of all internally developed software was one year rather than two, our capitalized software balance would decrease by approximately 50% and our amortization expense would increase by 50% in the year of adoption of the change in estimate.

We determine the amount of internal software costs to be capitalized based on the amount of time spent by our developers on projects. Costs associated with building or significantly enhancing our software and sales and billing platforms are capitalized, while costs associated with planning new developments and maintaining our software and sales and billing platforms are expensed as incurred. There is judgment involved in estimating the stage of development as well as estimating time allocated to a particular project. A significant change in the time spent on each project could have a material impact on the amount capitalized and related amortization expense in subsequent periods.

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

The following table summarizes the assumptions, other than fair value of our common stock, relating to our stock options granted in the years ended December 31, 2016, 2015, and 2014:

Year Ended December 31,
	2016	2015	2014
Dividend yield	—	—	—
Expected volatility (%)	38.0 - 41.0	43.0 - 51.6	44.8-50.9
Risk-free interest rate (%)	1.38 - 1.41	1.36 - 1.53	1.79-2.67
Expected term (years)	5.08 - 6.21	6.18 - 6.22	5.0-6.5

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

Goodwill Impairment

Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment at least annually. We performed our annual impairment assessment on November 30, 2016. We operate under one reporting unit and as a result, evaluate goodwill impairment based on our fair value as a whole.

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

When assessing goodwill for impairment for the year ended December 31, 2016, we decided to use the two-step quantitative analysis. We determined our enterprise value at the measurement date by using our market capitalization. Based on the results of our most recent annual assessment performed on November 30, 2016, we concluded that the fair value of our reporting unit significantly exceeded its carrying amount and there was no impairment of goodwill.

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course a business. Certain of our leases contain optional termination dates. The table below only includes payments up to the optional termination date. If we were to extended leases beyond the optional termination date the future commitments would increase by approximately $12.7 million. Below is a table that shows the projected outlays as of December 31, 2016:

		Payments due in:
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Capital lease obligations	$1,111	$827	$284	$—	$—
Operating leases obligations	173,143	12,707	31,105	33,300	96,031
Vendor commitments	46,744	15,013	29,455	969	1,307
Total	$220,998	$28,547	$60,844	$34,269	$97,338

In January 2017, we entered into a new nineteen year property lease in Dublin, Ireland, with an option to break the lease after ten years and six months, for approximately 16,000 square feet of space. The lease is expected to commence in August 2017 and we will pay an aggregate of approximately $9.8 million in rent over the initial ten-year six-month lease period.

Letters of Credit

As of December 31, 2016, we had a total of $4.4 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through October 2027.

Off Balance Sheet Arrangements

We have no material off-balance sheet arrangements at December 31, 2016 or 2015 exclusive of items described above and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Recent Accounting Pronouncements in the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Interest Rate Sensitivity

Our portfolio of cash and cash equivalents and short- and long-term investments is maintained in a variety of securities, including government agency obligations, corporate bonds and money market funds. Investments are classified as available-for-sale securities and carried at their fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. A sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes. We have a revolving credit line which had no outstanding balance as of                   December 31, 2016. The interest rate associated with the revolving line is the prime lending rate plus 0.5%.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of HubSpot, Inc.

In our opinion, the accompanying consolidated balance sheet as of December 31, 2016 and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for the year then ended present fairly, in all material respects, the financial position of HubSpot, Inc. and its subsidiaries at December 31, 2016, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit.  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 16, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of HubSpot, Inc.

Cambridge, Massachusetts

We have audited the accompanying consolidated balance sheet of HubSpot, Inc. and subsidiaries (the "Company") as of December 31, 2015, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of HubSpot, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 24, 2016

HUBSPOT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$59,702	$55,580
Short-term investments	54,648	48,972
Accounts receivable—net of allowance for doubtful accounts of $617 and $371 at December 31, 2016 and 2015, respectively	38,984	25,142
Deferred commission expense	9,025	8,114
Restricted cash	162	—
Prepaid hosting costs	5,299	3,047
Prepaid expenses and other current assets	8,433	4,899
Total current assets	176,253	145,754
Long-term investments	35,718	40,566
Property and equipment, net	30,201	18,161
Capitalized software development costs, net	6,523	4,655
Restricted cash	321	363
Other assets	950	1,007
Intangible assets, net	16	100
Goodwill	9,773	9,773
Total assets	259,755	220,379
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	4,350	2,588
Accrued compensation costs	11,415	11,371
Other accrued expenses	15,237	12,313
Capital lease obligations	796	542
Deferred rent	159	86
Deferred revenue	95,426	64,407
Total current liabilities	127,383	91,307
Capital lease obligations, net of current portion	275	277
Deferred rent, net of current portion	10,079	6,345
Deferred revenue, net of current portion	1,171	732
Asset retirement obligations	591	—
Other long-term liabilities	1,556	10
Total liabilities	141,055	98,671
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value—authorized, 500,000 shares; issued and outstanding, 35,784 and 34,313 at December 31, 2016 and 2015, respectively	36	34
Additional paid-in capital	365,444	322,833
Accumulated other comprehensive loss	(864)	(805)
Accumulated deficit	(245,916)	(200,354)
Total stockholders’ equity	118,700	121,708
Total liabilities and stockholders’ equity	$259,755	$220,379

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Subscription	$254,775	$167,920	$106,319
Professional services and other	16,192	14,023	9,557
Total revenue	270,967	181,943	115,876
Cost of Revenue:
Subscription	41,182	32,271	23,655
Professional services and other	20,683	15,652	11,425
Total cost of revenue	61,865	47,923	35,080
Gross profit	209,102	134,020	80,796
Operating expenses:
Research and development	45,997	32,457	25,638
Sales and marketing	162,647	112,629	78,809
General and administrative	45,120	35,408	24,958
Total operating expenses	253,764	180,494	129,405
Loss from operations	(44,662)	(46,474)	(48,609)
Other (expense) income:
Interest income	854	390	46
Interest expense	(265)	(185)	(322)
Other (expense) income	(956)	628	564
Total other (expense) income	(367)	833	288
Loss before income tax (provision) benefit	(45,029)	(45,641)	(48,321)
Income tax (provision) benefit	(533)	(412)	92
Net loss	(45,562)	(46,053)	(48,229)
Preferred stock accretion	—	—	331
Net loss attributable to common stockholders	$(45,562)	$(46,053)	$(48,560)
Net loss attributable to common stockholders per common share, basic and diluted	$(1.29)	$(1.39)	$(4.20)
Weighted average common shares used in computing basic and diluted net loss attributable to common stockholders per common share:	35,197	33,222	11,562

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year ended December 31,
	2016	2015	2014
Net loss	$(45,562)	$(46,053)	$(48,229)
Other comprehensive loss:
Foreign currency translation adjustments	(172)	(272)	(66)
Changes in unrealized losses on investments, net of income taxes of $71 in 2016, $0 in 2015, and $0 in 2014.	113	(388)	—
Comprehensive loss	$(45,621)	$(46,713)	$(48,295)

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except per share amounts)

	Redeemable Convertible Preferred Stock		Common Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balances at January 1, 2014	58,589	$101,293	5,301	$5	$12,898	$(79)	$(106,072)	$(93,248)
Exercise of common stock options	—	—	850	1	3,793	—	—	3,794
Stock-based compensation	—	—	—	—	16,593	—	—	16,593
Accretion of redeemable convertible preferred stock	—	331	—	—	(331)	—	—	(331)
Conversion of preferred stock to common stock	(58,589)	(101,624)	19,530	20	101,604	—	—	101,624
Issuance of common stock in relation to Initial Public Offering, net of offering costs incurred of $3,126	—	—	5,750	6	130,556	—	—	130,562
Cumulative translation adjustment	—	—	—	—	—	(66)	—	(66)
Net loss	—	—	—	—	—	—	(48,229)	(48,229)
Balances at December 31, 2014	—	$—	31,431	$32	$265,113	$(145)	$(154,301)	$110,699
Issuance of common stock under stock plans, net of shares withheld for employee taxes			1,910	1	2,252	—	—	2,253
Stock-based compensation	—	—	—	—	21,800	—	—	21,800
Proceeds from secondary public offering, net of deferred offering costs	—	—	972	1	33,668	—	—	33,669
Unrealized loss on investments, net of income taxes of $0	—	—	—	—	—	(388)	—	(388)
Cumulative translation adjustment	—	—	—	—	—	(272)	—	(272)
Net loss	—	—	—	—	—	—	(46,053)	(46,053)
Balances at December 31, 2015	—	$—	34,313	34	322,833	(805)	(200,354)	121,708
Issuance of common stock under stock plans, net of shares withheld for employee taxes			1,471	2	8,745	—	—	8,747
Stock-based compensation	—	—	—	—	33,866	—	—	33,866
Unrealized gain on investments, net of income taxes of $71	—	—	—	—	—	113	—	113
Cumulative translation adjustment	—	—	—	—	—	(172)	—	(172)
Net loss	—	—	—	—	—	—	(45,562)	(45,562)
Balances at December 31, 2016	—	$—	35,784	$36	$365,444	$(864)	$(245,916)	$118,700

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Operating Activities:
Net loss	$(45,562)	$(46,053)	$(48,229)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	11,177	7,343	5,714
Stock-based compensation	32,675	21,308	16,358
Provision for income taxes	(133)	(50)	(133)
Amortization of bond premiums	647	671	—
Non-cash rent expense	3,968	1,793	286
Unrealized currency translation	81	(329)	(213)
Changes in assets and liabilities
Accounts receivable	(14,099)	(11,249)	(7,258)
Prepaid expenses and other assets	(6,126)	(3,373)	(713)
Deferred commission expense	(453)	(2,119)	(2,004)
Accounts payable	983	(508)	286
Accrued expenses	4,004	7,085	4,734
Restricted cash	—	—	157
Deferred rent	(107)	392	1,467
Deferred revenue	32,311	24,666	17,084
Net cash and cash equivalents provided by (used in) operating activities	19,366	(423)	(12,464)
Investing Activities:
Purchases of investments	(52,131)	(113,615)	—
Maturities and sales of investments	50,840	23,018	—
Purchases of property and equipment	(15,789)	(8,427)	(7,266)
Capitalization of software development costs	(5,749)	(4,314)	(4,634)
Acquisition of a business	—	(600)	—
Acquisition of intangible assets	—	—	(80)
Restricted cash	(128)	(166)	1,500
Net cash and cash equivalents used in investing activities	(22,957)	(104,104)	(10,480)
Financing Activities:
Proceeds from common stock offerings, net of offering costs paid of $583 in 2015 and $2,924 in 2014	—	33,669	130,764
Employee taxes paid related to the net share settlement of stock-based awards	(2,368)	(8,607)	—
Proceeds related to the issuance of common stock under stock plans	11,584	12,083	3,794
Proceeds from draw-down on line of credit	—	—	18,000
Payments on line of credit	—	—	(18,000)
Repayment of capital lease obligations	(743)	(206)	(121)
Net cash and cash equivalents provided by financing activities	8,473	36,939	134,437
Effect on exchange rate changes on cash and cash equivalents	(760)	(553)	(415)
Net increase (decrease) in cash and cash equivalents	4,122	(68,141)	111,078
Cash and cash equivalents, beginning of year	55,580	123,721	12,643
Cash and cash equivalents, end of year	$59,702	$55,580	$123,721
Supplemental cash flow disclosure:
Cash paid for interest	$174	$185	$199
Cash paid for income taxes	$954	$215	$—
Non-cash investing and financing activities:
Property and equipment acquired under capital lease	$995	$847	$—
Capital expenditures incurred but not yet paid	$1,383	$435	$111
Asset retirement obligations	$614	$—	$—
IPO costs incurred but not yet paid	$—	$—	$202
Accretion of preferred stock	$—	$—	$331
Conversion of preferred stock to common stock	$—	$—	$101,624

The accompanying notes are an integral part of the consolidated financial statements

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

The Company is headquartered in Cambridge, Massachusetts, and has wholly-owned subsidiaries in Dublin, Ireland, which commenced operations in January 2013, in Sydney, Australia, which commenced operations in August 2014, in Singapore, which commenced operations in October 2015, and in Tokyo, Japan, which commenced operations in July 2016. Additionally, the Company has announced that it will open an office in Berlin, Germany during the second half of 2017.

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

Loss Per Share — Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock and restricted stock units (“RSUs”) are considered to be potential common stock equivalents.

A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share amounts)
Numerator:
Net loss attributable to common stockholders	$(45,562)	$(46,053)	$(48,560)
Denominator:
Weighted-average common shares outstanding—basic	35,197	33,222	11,562
Dilutive effect of share equivalents resulting from stock options, RSUs and common stock warrant	—	—	—
Weighted-average common shares outstanding-diluted	35,197	33,222	11,562
Net loss per common share, basic and diluted	$(1.29)	$(1.39)	$(4.20)

Additionally, since the Company incurred net losses for the years ended December 31, 2016, 2015 and 2014, diluted net loss attributable to common stockholders per share is the same as basic net loss attributable to common stockholders. The Company’s outstanding stock options, common stock warrant, and RSUs are not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following table contains share totals with a potentially dilutive impact:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Options to purchase common shares	2,709	3,331	4,588
Common stock warrant	—	—	13
RSUs	2,264	1,703	1,376

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

The following is a rollforward of the Company’s allowance for doubtful accounts (in thousands):

	Balance Beginning of Period	Charged to Statement of Operations	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2016	$371	$2,517	$(2,271)	$617
Year ended December 31, 2015	$218	$1,367	$(1,214)	$371
Year ended December 31, 2014	$175	$632	$(589)	$218

(1)	Deductions include actual accounts written-off, net of recoveries.

Restricted Cash —The Company had restricted cash of $483 thousand at December 31, 2016, and $363 thousand at December 31, 2015 related to leased facilities.

Property and Equipment —Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to leasehold improvements. Depreciation is recorded over the following estimated useful lives:

Estimated Useful Life
Employee related computer equipment	2 years
Computer equipment and purchased software	3 years
Office equipment	5 years
Furniture and fixtures	5 years
Internal use software	5 years
Leasehold improvements	Lesser of lease term or useful life

Internal use software

The Company capitalizes certain payroll and stock compensation costs incurred to develop functionality for the Company’s sales and billing platform. The costs incurred during the preliminary stages of development are expensed as incurred. Once a piece of incremental functionality has reached the development stage certain internal costs are capitalized until the functionality is ready for its intended use. Internal use software is included within property and equipment on the balance sheet. The costs are amortized on a straight-line basis over an estimated useful life of five years as either sales in marketing and or general and administrative expense.

Asset Retirement Obligations—The Company recognizes Assets Retirement Obligations (“AROs”) for any significant lease restoration obligation, if required by a lease agreement. The fair values of these AROs are recorded on a discounted basis, at the time the obligation is incurred, and accreted over time for the change in present value. Additionally, the Company capitalizes asset retirement costs by increasing the carrying amount of the related long-lived assets and depreciating these assets over their remaining useful life.

The changes in these obligations during the year ending December 31, 2016 are as follows:

Year Ended December 31, 2016
(in thousands)
Beginning balance	$—
Additions	561
Accretion	30
Ending balance	$591

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

Goodwill —Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company has no other intangible assets with indefinite useful lives. Goodwill is not subject to amortization, but is monitored annually for impairment or more frequently if there are indicators of impairment. Management considers the following potential indicators of impairment: significant underperformance relative to historical or projected future operating results, significant changes in the Company’s use of acquired assets or the strategy of the Company’s overall business, significant negative industry or economic trends and a significant decline in the Company’s stock price for a sustained period. The Company performs its annual impairment test on November 30. Currently, the Company’s goodwill is evaluated at the entity level as it is determined there is only one reporting unit. The Company performs a two-step impairment test. In the first step, the fair value of each reporting unit is compared to its carrying amount. If the fair value exceeds the carrying value of the net assets assigned, goodwill is not considered impaired and the second step is not required. If the carrying value exceeds the fair value, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of the goodwill exceeds the fair value, then an impairment charge is recorded. On November 30, 2016, the fair value of the Company’s single reporting unit exceeded its carrying amount. Because the fair value of the Company’s single reporting unit was in excess of its carrying value and there were no indicators that the Company’s goodwill had become impaired since that date, there was no impairment as of November 30, 2016 or December 31, 2016.

For the years ended December 31, 2016, 2015 and 2014, the Company did not recognize an impairment charge.

Advertising Expense —The Company expenses advertising as incurred, which is included in sales and marketing expense in the accompanying consolidated statements of operations. The Company incurred $4.2 million of advertising expense in 2016, $4.9 million in 2015, and $3.3 million in 2014.

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

When multiple-element arrangements are separated into different units of accounting, the arrangement consideration is allocated to the identified separate units based on a relative selling price hierarchy. The estimated fair value of each element is determined based upon the following hierarchy: (1) vendor specific objective evidence (“VSOE”) of fair value, (2) third party evidence of selling price (“TPE”), or (3) the Company’s best estimate of selling price (“BESP”). There is not an available measure of TPE of selling price and, as such, arrangement consideration is allocated amongst multiple deliverable arrangements using VSOE, if VSOE can be established, and BESP if VSOE cannot be established.   The Company establishes VSOE and BESP for each deliverable primarily considering the median of actual sales prices (stand-alone sales prices for VSOE) of each type of subscription and other professional services sold.

The Company considers each type of subscription and service as well as pricing and geographic information when establishing VSOE and BESP.  Arrangement consideration is allocated such that the revenue recognized does not exceed the fee subject to refund.

Revenue from subscriptions is recognized ratably over the subscription period beginning on the date the Company’s subscription is made available to customers. Substantially all subscription contracts are one year or less. The Company recognizes revenue from on-boarding and training services as the services are provided.

The Company pays its agency partners a commission of the subscription sales price for sales to customers. The classification of the commission paid on the Company’s consolidated statements of operations depends on who is purchasing its subscription. In instances where the customer is purchasing the subscription, the Company is the primary obligor and records the commission paid to the agency partner as sales and marketing expense. When the agency partner purchases the subscription directly from the Company, the Company nets the consideration paid to the partner against the associated revenue it recognizes, as in these instances the Company’s customer is the partner and the Company’s remaining obligations are to the partner. The Company does not believe that it receives a tangible benefit from the payment back to the partner. The Company has $4.8 million accrued for partner commissions at December 31, 2016 and $4.9 million accrued for partner commissions at December 31, 2015. These amounts are included within other accrued expenses on the balance sheet.

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

A significant portion of the Company’s cash and cash equivalents is held at two financial institutions that management believes to be of high credit quality. Although the Company deposits it cash and cash equivalents with multiple financial institutions, its deposits exceed federally insured limits.

The Company’s investments consist of highly rated corporate debt securities and U.S. government agency obligations. The Company limits the amount of investments in any single issuer. The Company believes that, as of December 31, 2016, its concentration of credit risk related to investments was not significant.

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

At December 31, 2016 and 2015 there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue in any of the periods presented.

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

Capitalized Software Development Costs —Certain payroll and stock compensation costs incurred to develop functionality for the Company’s software and sales and billing platforms, as well as certain upgrades and enhancements that are expected to result in increased functionality are capitalized. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, certain internal costs are capitalized until the software is substantially complete and ready for its intended use. Capitalized software development costs are amortized on a straight-line basis over their estimated useful life of two to five years. Management evaluates the useful lives of these assets on a quarterly basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Capitalized software development costs, exclusive of those costs recorded within property and equipment, consisted of the following:

	December 31, 2016	December 31, 2015
	(in thousands)
Gross capitalized software development costs	$25,152	$18,737
Accumulated amortization	(18,629)	(14,082)
Capitalized software development costs, net	$6,523	$4,655

The Company capitalized software development costs, exclusive of costs recorded within property and equipment, of $6.4 million in 2016, $4.5 million in 2015, and $4.9 million in 2014. Stock-based compensation costs included in capitalized software were $1.2 million in 2016, $492 thousand in 2015, and $235 thousand in 2014.

Amortization of capitalized software development costs, exclusive of costs recorded within property and equipment, was $5.1 million in 2016, $4.6 million in 2015, and $3.9 million in 2014. Amortization expense is included in cost of revenue in the consolidated statements of operations.

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

Accounting for uncertainty in income taxes recognized in the financial statements is in accordance with accounting authoritative guidance, which prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement.

Our intention is to reinvest the total amount of our unremitted foreign earnings in the local international jurisdictions, except for instances where we can remit such earnings to the U.S. without an associated net tax cost. As a result, we do not provide for United States taxes on the unremitted earnings of our international subsidiaries.

Stock-Based Compensation —The Company accounts for all stock options and awards granted to employees and nonemployees using a fair value method. Stock-based compensation is recognized as an expense and is measured at the fair value of the award. The measurement date for employee awards is generally the date of the grant. The measurement date for nonemployee awards is generally the date the awards vest. Stock-based compensation costs are recognized as expense over the requisite service period, which is generally the vesting period for awards, on a straight-line basis for awards with only a service condition, and using the graded-method for awards with both a performance and service that were granted prior to our IPO, and on a straight-line basis for the awards that were granted following our IPO, which only have service conditions.

Recent Accounting Pronouncements—Recent accounting standards not included below are not expected to have a material impact on our consolidated financial position and results of operations.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The guidance also allows for the employer to repurchase or sell more shares than required under local statutory regulation without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective in 2017 with early adoption permitted. The adoption of this guidance will result in the Company recognizing tax benefits related to stock compensation deductions as a benefit to income tax expense when they are realized. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements. The impact is not expected to be significant.

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

In May 2014, the FASB issued updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also provides guidance on the recognition of costs related to obtaining customer contracts.  In July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard now is effective for annual reporting periods beginning January 1, 2018. The FASB will permit companies to adopt the new standard early, but not before the original effective date of January 1, 2017. The Company is currently in the process of assessing the adoption methodology, which allows the standard to be applied retrospectively to each prior period presented, or with the cumulative effect recognized as of the date of initial application. The Company is also evaluating the impact of the adoption of the standard on its consolidated financial statements and has not determined whether the effect will be material to either its revenue results or its accounting for deferred commissions balances.

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at December 31, 2016 and December 31, 2015.

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$32,260	$—	$—	$32,260
Commercial paper	—	12,439	—	12,439
Corporate bonds	—	66,947	—	66,947
U.S. government agency obligations	—	10,980	—	10,980
Total	$32,260	$90,366	$—	$122,626

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$32,014	$—	$—	$32,014
Commercial paper	—	7,711	—	7,711
Corporate bonds	—	70,869	—	70,869
U.S. government agency obligations	—	10,958	—	10,958
Total	$32,014	$89,538	$—	$121,552

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At December 31, 2016 and 2015, our Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.

For certain other financial instruments, including accounts receivable, accounts payable, capital leases and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

The following tables summarize the composition of our short- and long-term investments at December 31, 2016 and 2015.

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$12,446	$—	$(7)	$12,439
Corporate bonds	67,126	—	(179)	66,947
U.S. government agency obligations	10,998	—	(18)	10,980
Total	$90,570	$—	$(204)	$90,366

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$7,721	$—	$(10)	$7,711
Corporate bonds	71,207	—	(338)	70,869
U.S. government agency obligations	10,998	—	(40)	10,958
Total	$89,926	$—	$(388)	$89,538

For all of our securities for which the amortized cost basis was greater than the fair value at December 31, 2016 and 2015, the Company has concluded that there is no plan to sell the security nor is it more likely than not that the Company would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, the Company considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

Contractual Maturities

The contractual maturities of short-term and long-term investments held at December 31, 2016 and 2015 are as follows:

	December 31, 2016		December 31, 2015
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
	( in thousands)
Due within one year	$54,694	$54,648	$49,068	$48,972
Due after 1 year through 2 years	35,876	35,718	40,858	40,566
Total	$90,570	$90,366	$89,926	$89,538

4. Property and Equipment

Property and equipment as of December 31, 2016 and December 31, 2015 consists of the following:

	December 31.
	2016	2015
	(in thousands)
Computer equipment & purchased software	$3,237	$1,237
Employee computer equipment	1,534	307
Furniture and fixtures	8,174	3,907
Office equipment	2,326	1,209
Leasehold improvements	23,693	17,086
Equipment under capital lease	2,412	1,409
Internal-use software	1,301	—
Construction in progress	322	—
Total property and equipment	42,999	25,155
Less accumulated depreciation	(12,798)	(6,994)
Property and equipment, net	$30,201	$18,161

Depreciation and amortization expense was $5.9 million in 2016, $2.7 million in 2015, and $1.7 million in 2014.

Accumulated depreciation for equipment under capital lease was $1.2 million as of December 31, 2016, $508 thousand as of December 31, 2015, and $339 thousand as of December 31, 2014.

 The Company capitalized asset retirement costs of $561 thousand at December 31, 2016 within leasehold improvements on the consolidated balance sheets, and recorded the related liability to other long term liabilities. These costs represent future lease restoration obligations as required by Company’s leases.

5. Intangible Assets

During the year ended December 31, 2015, the Company acquired certain assets and treated this purchase as a business combination. The Company paid cash considerations of $600 thousand for these assets and allocated $107 thousand to acquired technology, $50 thousand to certain other assets, and the remaining $443 thousand to goodwill.

Intangible assets as of December 31, 2016 and 2015 consist of the following:

	Weighted Average Remaining Useful Life	December 31,
		2016	2015
		(in thousands)
Acquired technology	2 Months	$852	$852
Acquired intellectual property	3 Months	80	80
Accumulated amortization		(916)	(832)
Total		$16	$100

The estimated useful life of acquired technology and intellectual property is two to three years. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The goodwill and intangible assets are expected to be deductible for U.S. federal income tax purposes.

Amortization expense related to intangible assets was $84 thousand in 2016, $96 thousand in 2015, and $138 thousand in 2014. Amortization expense of acquired technology is included in cost of subscription revenue in the consolidated statements of operations. Amortization expense of acquired intellectual property is included in sales and marketing expense in the consolidated statements of operations.

Estimated future amortization expense for intangible assets as of December 31, 2016 is as follows:

Year ended December 31,	Amortization Expense
(in thousands)
2017	16
Total	$16

6. Debt

The Company has a $35 million revolving line of credit outstanding (the “Loan Agreement”) that expires in March 2017. Under the Loan Agreement, the Company is required to maintain compliance with certain financial covenants, including the delivery of financial and other information, limitations on cash balances outside the United States, and meeting certain minimum quarterly recurring subscription revenue levels, which increase throughout the life of the Loan Agreement. There was no outstanding balance under the Loan Agreement as of December 31, 2016 and 2015. The borrowing balance is limited by outstanding letters of credit totaling $4.4 million at December 31, 2016.

7. Geographic Data

As more fully described in the Company’s Summary of Significant Accounting Policies, the Company operates in one operating segment. Revenue and long-lived assets by geographic region, based on physical location of the operations recording the sale or the assets are as follows:

Revenues by geographical region:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Americas	$219,422	$154,625	$103,356
Europe	41,616	23,487	12,270
Asia Pacific	9,929	3,831	250
Total	$270,967	$181,943	$115,876
Percentage of revenues generated outside of the Americas	19%	15%	11%

          In 2016 revenue derived from customers outside the United States (international) was approximately 28% of total revenue.

Total long-lived assets by geographical region:

	As of December 31, 2016	As of December 31, 2015
	(In thousands)
Americas	$23,205	$15,108
Europe	4,716	1,885
Asia Pacific	2,280	1,168
Total long lived assets	$30,201	$18,161
Percentage of long lived assets held outside of the Americas	23%	17%

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

Rent expense was $13.8 million in 2016, $7.4 million in 2015, and $4.9 million in 2014. Deferred rent was $10.2 million as of December 31, 2016 and $6.4 million as of December 31, 2015.

Future minimum payments under all operating and capital lease agreements as of December 31, 2016, are as follows:

	Operating	Capital
	(in thousands)
2017	$12,707	$827
2018	15,621	284
2019	15,484	—
2020	15,802	—
2021	17,498	—
Thereafter	96,031	—
Total	$173,143	1,111

Less: Portion representing interest		(40)
Capital lease obligation		$1,071

In January 2017, the Company entered into a new 19 year property lease in Dublin, Ireland, with an option to break the lease after 10 years and 6 months, for approximately 16,000 square feet of space. The lease is expected to commence in August 2017 and the Company will pay an aggregate of approximately $9.8 million in rent over the initial 10 year 6 month lease period.

In October 2016, the Company entered an agreement with a customer relationship management vendor. The Company’s obligation under this agreement is approximately $5.1 million payable over the remaining 30 months. The Company also has commitments related to its annual INBOUND event. These commitments total approximately $3.3 million, and are payable over seven years.

In May 2015, the Company entered into a renewal agreement with a customer relationship management vendor. The Company’s remaining contractual obligation under this agreement is approximately $22.3 million, payable over the remaining forty-two month  term of the agreement.  Additionally, in December 2015, the Company entered into a renewal agreement with a web-hosting vendor. The Company’s remaining contractual obligation under this agreement is approximately $16 million, payable over the remaining  two-year term of the agreement.

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

9. Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ equity, for the years ended December 31, 2016 and 2015:

	Cumulative Translation Adjustment	Unrealized Loss on Investments	Total
	(in thousands)
Beginning balance at January 1, 2015	$(145)	$—	$(145)
Other comprehensive loss before reclassifications	(272)	(388)	(660)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Ending balance at December 31, 2015	$(417)	$(388)	$(805)
Other comprehensive loss before reclassifications	(172)	113	(59)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Ending balance at December 31, 2016	$(589)	$(275)	$(864)

10. Stockholders’ Equity and Stock-Based Compensation

Upon the closing of the IPO on October 15, 2014, all outstanding convertible preferred stock was converted into 19,529,713 shares of common stock on a one-to-three basis. No convertible preferred stock was outstanding as of December 31, 2016 or December 31, 2015.

Common Stock Reserved —As of December 31, 2016 and 2015, the Company has authorized 500 million shares of common stock. The number of shares of common stock reserved for the vesting of RSUs and exercise of common stock options are as follows (in thousands):

	December 31, 2016	December 31, 2015
Restricted stock units	2,264	1,703
Common stock options	2,709	3,331
	4,973	5,034

Equity Incentive Plan —The Company’s 2007 Equity Incentive Plan (the “2007 Plan”) was terminated in connection with the IPO, and accordingly, no shares are available for issuance under the 2007 Plan. The 2007 Plan will continue to govern outstanding awards granted thereunder, The 2007 Plan provided for the grant of qualified incentive stock options and nonqualified stock options or other awards such as RSUs to the Company’s employees, officers, directors and outside consultants. The term of each option is fixed by our compensation committee and may not exceed 10 years from the date of grant. As of December 31, 2016, 1.7 million options to purchase common stock and 223 thousand RSUs remained outstanding under the 2007 Plan.

On September 25, 2014, the Company’s board of directors adopted and the Company’s stockholders approved the 2014 Stock Option and Incentive Plan (the “2014 Plan”). The 2014 Plan became effective upon the closing of the Company’s IPO. The Company initially reserved 1,973,551 shares of its common stock, or the Initial Limit, for the issuance of awards under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each January 1, beginning on January 1, 2015, by 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. The term of each option is fixed by our compensation committee and may not exceed 10 years from the date of grant. As of December 31, 2016, 1.0 million options to purchase common stock and 2.0 million RSUs remained outstanding under the 2014 Plan.

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

The following two tables show stock compensation expense by award type and where the stock compensation expense is recorded in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2016	2015	2014
	( in thousands)
Options	$5,202	$6,349	$5,128
ESPP	1,093	1,035	—
RSUs	26,380	13,924	11,230
Total stock-based compensation	$32,675	$21,308	$16,358

	2016	2015	2014
	(in thousands)
Cost of revenue, subscription	$512	$341	$128
Cost of revenue, service	1,640	1,216	498
Research and development	8,828	6,327	6,190
Sales and marketing	13,352	7,658	5,596
General and administrative	8,343	5,766	3,946
Total stock-based compensation	$32,675	$21,308	$16,358

Excluded from stock-based compensation expense is $1.2 million of capitalized software development costs in 2016, $492 thousand in 2015, and $235 thousand in 2014.

Stock Options —The fair value of employee options is estimated on the date of each grant using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
	2016	2015	2014
Risk-free interest rate (%)	1.38 - 1.41	1.36 - 1.53	1.79 - 2.67
Expected term (years)	5.08 - 6.21	6.18 - 6.22	5.0 - 6.5
Volatility (%)	38.0 - 41.0	43.0 - 51.6	44.8 - 50.9
Expected dividends	—	—	—

The weighted-average grant-date fair value of options granted was $16.97 per share in 2016, $16.53 per share in 2015, and $9.72 per share in 2014.

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

Prior to the Company’s IPO, the fair value of the Company’s common stock was determined by the Board of Directors at each award grant date based upon a variety of factors, including the results obtained from independent third-party valuations, the Company’s financial position and historical financial performance, the status of technological developments within the Company’s products, the composition and ability of the engineering and management team, an evaluation of benchmark of the Company’s competition, the climate in the marketplace, the illiquid nature of the common stock, arm’s-length sales of the Company’s capital stock (including redeemable convertible preferred stock), the effect of the rights and preferences of the preferred stockholders and the prospects of a liquidity event, among others. After the Company’s IPO, the fair value of the Company’s common stock is the closing price of the stock on the date of grant.

The stock option activity for the year ended December 31, 2016 is as follows:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding—January 1, 2016	3,331	$12.18	6.9	$146,994
Granted	177	40.99
Exercised	(718)	11.68
Forfeited/expired	(81)	19.51
Outstanding—December 31, 2016	2,709	13.99	6.1	$89,411
Options vested or expected to vest—December 31, 2016	2,662	$13.74	6.1	$88,545
Options exercisable—December 31, 2016	2,083	$9.74	5.6	$77,600

Total unrecognized compensation cost related to the nonvested options granted under the 2007 Plan and the 2014 Plan was $6.4 million at December 31, 2016. That cost is expected to be recognized over a weighted-average period of 1.99 years as of December 31, 2016.

Common Stock Warrant —In 2012, in conjunction with the Loan Agreement, the Company issued a warrant to purchase 13 thousand shares of common stock at an exercise price of $5.70 per share with an expiration date of April 2022. The warrant was exercised in 2015.

Restricted Stock Units —RSUs vest upon achievement of a service condition and, prior to six months after the Company’s IPO, a performance condition. As soon as practicable following each vesting date, the Company will issue to the holder of the RSUs the number of shares of common stock equal to the aggregate number of RSUs that have vested. Notwithstanding the foregoing, the Company may, in its sole discretion, in lieu of issuing shares of common stock to the holder of the RSUs, pay the holder an amount in cash equal to the fair market value of such shares of common stock. The service condition is a time-based condition met over a period of four years, with 25% met after one year, and then in equal monthly installments over the succeeding three years. The performance condition was met six months following the Company’s IPO. Upon completion of the Company’s IPO the Company began recording stock-based compensation expense based on the grant-date fair value of the RSUs using the accelerated attribution method for RSUs granted prior to its IPO and using the straight-line method for RSUs granted following its IPO, net of estimated forfeitures. The stock compensation expense associated with RSUs where the service condition had been met prior to the IPO was also recognized on the date of the IPO, using the accelerated attribution method. The total stock-based compensation expense expected to be recorded over the remaining life of outstanding RSUs is approximately $78.4 million at December 31, 2016. That cost is expected to be recognized over a weighted-average period of 2.96 years as of December 31, 2016. As of December 31, 2016 there are 1.9 million RSUs expected to vest with an aggregate intrinsic value of $91.6 million. The total fair value of RSUs vested was approximately $24.0 million in the year ended December 31, 2016 and $11.9 million in the year ended December 31, 2015. No RSUs vested in the year ended December 31, 2014.

The following table summarizes the activity related to RSUs for the year ended December 31, 2016:

	RSUs Outstanding
	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Unvested and outstanding at January 1, 2016	1,703	$34.64
Granted	1,462	45.64
Vested	(731)	32.87
Canceled	(170)	37.31
Unvested and outstanding at December 31, 2016	2,264	$42.04

11. Employee Stock Purchase Plan

On September 25, 2014, the Company’s board of directors adopted and the Company’s stockholders approved the 2014 Employee Share Purchase Plan (the “ESPP”). The ESPP became effective upon the closing of the Company’s IPO. The ESPP authorizes the issuance of up to a total of 1,052,148 shares of common stock to participating employees, and allows eligible employees to purchase shares of common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals. The offering periods generally start on the first trading day on or after January 1st and July 1st of each year. During the year ended December 31, 2016, the Company issued 70 thousand shares under the ESPP, with a weighted average purchase price per share of $38.98. Total cash proceeds from the purchase of shares under the ESPP in 2016 was $2.7 million. During the year ended December 31, 2015, the Company issued 29 thousand shares under the ESPP, with a weighted average purchase price per share of $28.46. Total cash proceeds from the purchase of shares under the ESPP in 2015 was $814 thousand.

12. Income Taxes

Loss before provision for income taxes was as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
United States	$(47,112)	$(47,911)	$(49,634)
Foreign	2,083	2,270	1,313
Total	$(45,029)	$(45,641)	$(48,321)

The (provision) benefit for income taxes consists of the following:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Current income tax provision
Federal	$—	$—	$—
State	(95)	(61)	(20)
Foreign	(579)	(401)	(12)
Total current income tax provision	(674)	(462)	(32)
Deferred income tax (provision) benefit
Federal	61	(10)	—
State	—	—	—
Foreign	80	60	124
Total deferred income tax (provision) benefit	141	50	124
Total income tax (provision) benefit	$(533)	$(412)	$92

The following reconciles the differences between income taxes computed at the federal statutory rate of 35% and the provision for income taxes:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Expected income tax benefit at the federal statutory rate	$15,761	$15,974	$16,913
State taxes net of federal benefit	916	2,257	1,709
Stock-based compensation	(2,001)	(1,685)	(886)
Difference in foreign tax rates	415	482	289
U.S. tax credits	1,609	2,738	1,331
Change in valuation allowance	(16,413)	(19,421)	(18,719)
Other	(820)	(757)	(545)
Income tax (provision) benefit	$(533)	$(412)	$92

Deferred Tax Assets and Liabilities —Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$73,750	$60,188
Research and investment credits	6,674	5,040
Accruals and reserves	6,699	5,788
Depreciation	744	579
Intangible assets	215	223
Stock-based compensation	8,115	6,901
Total deferred tax assets	$96,197	$78,719
Deferred tax liabilities:
Capitalized costs	(4,843)	(3,916)
Total deferred tax liabilities	(4,843)	(3,916)
Valuation allowance	(91,132)	(74,642)
Net deferred tax assets	$222	$161

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

The valuation allowance increased by $16.5 million in 2016, $19.4 million in 2015 and $16.8 million in 2014, primarily due to the increase in the U.S. net operating loss deferred tax asset. The Company does not expect any significant changes in its valuation allowance positions within the next 12 months.

U.S. income taxes on the undistributed earnings of the Company’s four non-U.S. subsidiaries have not been provided for as the Company currently plans to indefinitely reinvest these amounts and has the ability to do so. Cumulative undistributed foreign earnings were approximately $3.0 million at December 31, 2016 and not material at December 31, 2015. The Company does not believe it is practicable to estimate with reasonable accuracy the hypothetical amount of the unrecognized deferred tax liability on undistributed foreign earnings given the many factors and assumptions required to estimate the taxable amount after reduction for available foreign tax credits.

The Company had federal and state net operating loss carryforwards of $273.5 million and $168.8 million, respectively at December 31, 2016, which expire at various dates through 2036. The Company has generated net operating loss carryforwards from stock compensation deductions and the amount of federal and state excess tax benefits totaling $30.4 million (net of tax) will be credited to income tax expense when realized.

The Company had federal research and development credit carryforwards of $4.3 million and foreign tax credits of $15 thousand at December 31, 2016 that expire at various dates through 2036. The Company also has state research and investment credit carryforwards of $2.9 million and $769 thousand, respectively that expire at various dates through 2031.

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in the Company's ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of net operating loss carryforwards before they expire. The Company performed an analysis through December 31, 2016, and determined any potential ownership change under Section 382 during the year would not have a material impact on the future utilization of US net operating losses and tax credits. However, future transactions in the Company's common stock could trigger an ownership change for purposes of Section 382, which could limit the amount of net operating loss carryforwards and other attributes that could be utilized annually in the future to offset taxable income, if any. Any such limitation, whether as the result of sales of common stock by our existing stockholders or sales of common stock by the Company, could have a material adverse effect on results of operations in future years.

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

The following summarizes activity related to unrecognized tax benefits:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Unrecognized benefit—beginning of the year	$673	$1,713	$1,030
Gross increases—current period positions	1,069	171	683
Gross decrease—prior period positions	—	(1,211)	—
Unrecognized benefit—end of period	$1,742	$673	$1,713

All of the gross unrecognized tax benefits represent a reduction to the research and development tax credit carryforward. The gross decrease to prior period positions, for the period ending December 31, 2015 is a result of the Company completing IRS documentation of all credits generated since inception.

All of the unrecognized tax benefits decrease deferred tax assets with a corresponding decrease to the valuation allowance. None of the unrecognized tax benefits would affect the Company’s effective tax rate if recognized in the future.

The Company has elected to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. No interest or penalties have been recorded through December 31, 2016.

The Company does not expect any significant change in its unrecognized tax benefits within the next 12 months.

The Company files tax returns in the United States, Ireland, Australia, Singapore, Japan and various state jurisdictions. All of the Company’s tax years remain open to examination by major taxing jurisdictions to which the Company is subject, as carryforward attributes generated in past years may still be adjusted upon examination by the Internal Revenue Service or state and foreign tax authorities if they have or will be used in future periods. The Company is routinely examined by various taxing authorities. The IRS completed a federal income tax audit for the tax year 2013 during 2016. The completed federal income tax audit did not yield a material effect on the Company’s financial condition or results of operations.

13. Employee Benefit Plan

In July 2008, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Total contributions were $2.1 million in 2016, $1.2 million in 2015, and $549 thousand in 2014.

14. Quarterly Financial Results (unaudited)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share amounts)
Year ended December 31, 2016
Revenue	$76,444	$70,589	$64,974	$58,960
Cost of revenue	16,887	15,812	15,195	13,971
Gross profit	59,557	54,777	49,779	44,989
Net loss	(13,829)	(10,515)	(11,064)	(10,154)
Basic and diluted net loss per share	$(0.39)	$(0.30)	$(0.32)	$(0.29)
Year ended December 31, 2015
Revenue	$53,126	$47,711	$42,941	$38,166
Cost of revenue	13,707	12,478	11,273	10,465
Gross profit	39,419	35,233	31,668	27,701
Net loss	(10,252)	(13,552)	(11,392)	(10,858)
Basic and diluted net loss per share	$(0.30)	$(0.40)	$(0.34)	$(0.34)

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included on under Item 8 of this annual report on Form 10-K

(c)	Inherent Limitations of Internal Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations, misstatements due to error or fraud may occur and not be detected.

(d)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The complete response to this Item regarding the backgrounds of our executive officers and directors and other information required by Items 401, 405 and 407 of Regulation S-K will be contained in our definitive proxy statement for our 2017 Annual Meeting of Stockholders.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that is applicable to all of our employees, officers and directors including our chief executive officer and senior financial officers, which is available on our website under “Investor Relations—Corporate Governance.”

ITEM 11.	Executive Compensation

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2017 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2017 Annual Meeting of Stockholders.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2017 Annual Meeting of Stockholders.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2017 Annual Meeting of Stockholders.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules
(a)	Documents Filed as Part of this Annual Report on Form 10-K
1.	Financial Statements (included in Item 8 of this Annual Report on Form 10-K):
•	Reports of Independent Registered Public Accounting Firms
•	Consolidated Balance Sheets as of December 31, 2016 and 2015
•	Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014
•	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2016, 2015 and 2014
•	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
•	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2016, 2015 and 2014
•	Notes to Consolidated Financial Statements
2.	Financial Statement Schedules

Financial statements schedules are omitted as they are either not required or the information is otherwise included in the consolidated financial statements.

3.	The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Cambridge, Commonwealth of Massachusetts, on the 16th day of February, 2017

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

Signature	Title	Date

/s/ Brian Halligan	Chief Executive Officer and Chairman	February 16, 2017
Brian Halligan	(Principal Executive Officer)

/s/ John Kinzer	Chief Financial Officer	February 16, 2017
John Kinzer	(Principal Financial and Accounting Officer)

/s/ Dharmesh Shah	Director and Chief Technology Officer	February 16, 2017
Dharmesh Shah

/s/ Larry Bohn	Director	February 16, 2017
Larry Bohn

/s/ Ron Gill	Director	February 16, 2017
Ron Gill

/s/ Julie Herendeen	Director	February 16, 2017
Julie Herendeen

/s/ Lorrie Norrington	Director	February 16, 2017
Lorrie Norrington

/s/ Michael Simon	Director	February 16, 2017
Michael Simon

/s/ Jay Simons	Director	February 16, 2017
Jay Simons

/s/ David Skok	Director	February 16, 2017
David Skok

Exhibit
number	Description of exhibit
3.1(1)	Seventh Amended and Restated Certificate of Incorporation (as amended and currently in effect)

3.2(2)	Amended and Restated Bylaws (as currently in effect)

4.1(3)	Form of Common Stock Certificate

4.2(4)	Fourth Amended and Restated Investors’ Rights Agreement between the Registrant and the investors named therein dated October 25, 2012

10.1(5)	Amended and Restated Lease from Jamestown Premier Davenport, LLC to HubSpot, Inc., executed December 14, 2015 and effective as of November 1, 2015
10.2(6)	Lease dated December 11, 2012 between AIG Property Company Limited and HubSpot Ireland Limited

10.3(7)	Lease dated February 14, 2014 between AIG Property Company Limited and HubSpot Ireland Limited

10.4(8)

Lease, dated February 22, 2016 by and among HubSpot Ireland Limited, HubSpot, Inc. and Hibermia REIT Plc and Agreement for Lease, dated November 6, 2015, by and among HubSpot Ireland Limited, HubSpot, Inc. and Hibermia REIT plc

10. 5**	Lease dated April 23, 2015 between BCSP Cambridge Two Property LLC and HubSpot, Inc., amended as of August 10, 2016
10.6 (9)	Lease dated October 7, 2016 between One Canal Park Massachusetts LLC and HubSpot, Inc.

10.7 (10)#	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors

10.8 (11)#	2007 Equity Incentive Plan and forms of restricted stock agreement and option agreements thereunder

10.9 (12)#	2014 Stock Option and Grant Plan and forms of restricted stock and option agreements thereunder

10.10**	Amended and Restated Loan and Security Agreement dated April 4, 2012 by and between Comerica Bank and the Registrant, as amended as of April 6, 2016.

10.11 (13)#	2014 Employee Stock Purchase Plan

10.12 (14)#	Non-Employee Director Compensation Policy

10.13 (15)#	Senior Executive Cash Incentive Bonus Plan

21.1**	List of Subsidiaries

23.1**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
23.2**	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1**	Power of Attorney (included on signature page)

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**Ÿ	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates a management contract or compensatory plan.

**	Filed herewith.

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

(1)	Incorporated by reference to Exhibit 3.1 to HubSpot, Inc.’s Annual Report on Form 10-K filed on February 24, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to HubSpot, Inc.’s Annual Report on Form 10-K filed filed on February 24, 2016.

(3)	Incorporated by reference to Exhibit 4.1 to HubSpot, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-198333) filed on September 26, 2014.

(4)	Incorporated by reference to Exhibit 4.2 to HubSpot, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-198333) filed on August 25, 2014.

(5)	Incorporated by reference to Exhibit 10.1 to HubSpot, Inc.’s Form 8-K filed on December 18, 2015.

(6)	Incorporated by reference to Exhibit 10.2 to HubSpot, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-198333) filed on August 25, 2014.

(7)	Incorporated by reference to Exhibit 10.3 to HubSpot, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-198333) filed on August 25, 2014.

(8)	Incorporated by reference to Exhibit 10.1 to HubSpot, Inc.’s Quarterly Report on Form 10-Q filed May 4, 2016.
(9)	Incorporated by reference to Exhibit 10.1 to HubSpot, Inc.’s Form 8-K filed on October 13, 2016.
(10)	Incorporated by reference to Exhibit 10.4 to HubSpot, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-198333) filed on August 25, 2014.

(11)	Incorporated by reference to Exhibit 10.5 to HubSpot, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-198333) filed on August 25, 2014.

(12)	Incorporated by reference to Exhibit 10.6 to HubSpot, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-198333) filed on September 26, 2014.

(13)	Incorporated by reference to Exhibit 10.8 to HubSpot, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-198333) filed on October 6, 2014.

(14)	Incorporated by reference to Exhibit 10.1 to HubSpot, Inc.’s Form 8-K filed on January 25, 2017.

(15)	Incorporated by reference to Exhibit 10.10 to HubSpot, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-198333) filed on September 26, 2014.