Form 10-Q
period 2017-03-31
HUBSPOT INC
filed 2017-05-02
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

There were 36,555,873 shares of the registrant’s Common Stock issued and outstanding as of April 27, 2017.

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

PART I — Financial Information

ITEM 1.	Financial Statements

HubSpot, Inc.

Unaudited Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$69,786	$59,702
Short-term investments	53,001	54,648
Accounts receivable — net of allowance for doubtful accounts of $748 at March 31, 2017 and $617 at December 31, 2016	34,935	38,984
Deferred commission expense	9,550	9,025
Restricted cash	-	162
Prepaid hosting costs	2,234	5,299
Prepaid expenses and other current assets	10,263	8,433
Total current assets	179,769	176,253
Long-term investments	37,846	35,718
Property and equipment, net	34,697	30,201
Capitalized software development costs, net	7,072	6,523
Restricted cash	4,940	321
Other assets	1,184	966
Goodwill	9,773	9,773
Total assets	$275,281	$259,755
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,257	$4,350
Accrued compensation costs	8,717	11,415
Other accrued expenses	18,187	15,237
Capital lease obligations	790	796
Deferred rent	249	159
Deferred revenue	104,432	95,426
Total current liabilities	135,632	127,383
Capital lease obligations, net of current portion	288	275
Deferred rent, net of current portion	11,643	10,079
Deferred revenue, net of current portion	1,139	1,171
Asset retirement obligations	611	591
Other long-term liabilities	1,625	1,556
Total liabilities	150,938	141,055
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock	36	36
Additional paid-in capital	379,459	365,444
Accumulated other comprehensive loss	(708)	(864)
Accumulated deficit	(254,444)	(245,916)
Total stockholders’ equity	124,343	118,700
Total liabilities and stockholders’ equity	$275,281	$259,755

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	For the Three Months Ended March 31,
	2017	2016
Revenues:
Subscription	$77,503	$54,936
Professional services and other	4,749	4,024
Total revenue	82,252	58,960
Cost of revenues:
Subscription	11,409	8,910
Professional services and other	5,663	5,061
Total cost of revenues	17,072	13,971
Gross profit	65,180	44,989
Operating expenses:
Research and development	13,370	9,804
Sales and marketing	46,672	35,198
General and administrative	13,138	9,848
Total operating expenses	73,180	54,850
Loss from operations	(8,000)	(9,861)
Other income (expense):
Interest income	303	179
Interest expense	(52)	(87)
Other expense	(128)	(333)
Total other income (expense)	123	(241)
Loss before income tax provision	(7,877)	(10,102)
Income tax provision	(198)	(52)
Net loss	$(8,075)	$(10,154)
Net loss per share, basic and diluted	$(0.22)	$(0.29)
Weighted average common shares used in computing basic and diluted net loss per share:	36,205	34,692

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months Ended March 31,
	2017	2016
Net loss	$(8,075)	$(10,154)
Other comprehensive loss:
Foreign currency translation adjustment	121	166
Changes in unrealized gain on investments, net of income taxes of $18 for the three months ended March 31, 2017 and $0 for the three months ended March 31, 2016	35	334
Comprehensive loss	$(7,919)	$(9,654)

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended March 31,
	2017	2016
Operating Activities:
Net loss	$(8,075)	$(10,154)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities
Depreciation and amortization	3,329	2,201
Stock-based compensation	9,303	6,231
Provision for deferred income taxes	(27)	3
Amortization of bond premium discount	77	221
Noncash rent expense	1,667	1,112
Unrealized currency translation	(46)	(252)
Changes in assets and liabilities, net of acquisition
Accounts receivable	4,176	347
Prepaid expenses and other assets	1,061	(2,403)
Deferred commission expense	(464)	(299)
Accounts payable	(1,250)	(804)
Accrued expenses	922	(1,154)
Deferred rent	(34)	(23)
Deferred revenue	8,453	8,152
Net cash and cash equivalents provided by operating activities	19,092	3,178
Investing Activities:
Purchases of investments	(16,367)	(8,969)
Maturities of investments	15,860	8,875
Purchases of property and equipment	(5,835)	(6,641)
Capitalization of software development costs	(1,610)	(1,434)
Restricted cash	(4,431)	—
Net cash and cash equivalents used in investing activities	(12,383)	(8,169)
Financing Activities:
Employee taxes paid related to the net share settlement of stock-based awards	(1,153)	(958)
Proceeds related to the issuance of common stock under stock plans	4,340	2,992
Repayments of capital lease obligations	(240)	(142)
Net cash and cash equivalents provided by financing activities	2,947	1,892
Effect of exchange rate changes on cash and cash equivalents	428	538
Net increase (decrease) in cash and cash equivalents	10,084	(2,561)
Cash and cash equivalents, beginning of period	59,702	55,580
Cash and cash equivalents, end of period	$69,786	$53,019
Supplemental cash flow disclosure:
Cash paid for interest	$192	$87
Cash paid for income taxes	$37	$73
Non-cash investing and financing activities:
Property and equipment acquired under capital lease	$247	$257
Capital expenditures incurred but not yet paid	$1,525	$2,974

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, the Company has prepared the accompanying unaudited consolidated financial statements on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2016, and these consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2017. The year-end balance sheet data was derived from audited financial statements, but this Form 10-Q does not include all disclosures required under GAAP. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted under the rules and regulations of the SEC.

These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K filed with the SEC on February16, 2017. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K that have had a material impact on our consolidated financial statements and related notes, except the adoption of updated guidance related to certain aspects of share-based payments to employee described within the Recent Accounting Pronouncements below.

Recent Accounting Pronouncements

Recent accounting standards not included below are not expected to have a material impact on our consolidated financial position and results of operations.

The Company adopted updated guidance related to certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. As a result of the adoption, we recorded an increase to deferred tax assets with a corresponding increase to the valuation allowance of $30.4 million to recognize net operating loss carryforwards attributable to excess tax benefits on stock compensation that had not been previously recognized as additional paid-in capital. In addition, the Company changed its policy election to account for forfeitures as they occur rather than on an estimated basis. The change in the policy election related to forfeitures resulted in the Company reclassifying $453 thousand from additional paid-in capital to accumulative deficit for the net cumulative-effect adjustment in stock compensation expense related to prior periods.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance simplifying the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. Under current guidance, Step 2 of the goodwill impairment test requires entities to calculate the implied fair value of goodwill in the same manner as the amount of goodwill recognized in a business combination by assigning the fair value of a reporting unit to all of the assets and liabilities of the reporting unit. The carrying value in excess of the implied fair value is recognized as goodwill impairment. Under the new standard, goodwill impairment is recognized based on Step 1 of the current guidance, which calculates the carrying value in excess of the reporting unit’s fair value. The new standard is effective beginning in January 2020, with early adoption permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In November 2016, the FASB issued guidance related to the presentation of restricted cash within the statement of cash flows. The guidance requires entities to show the changes in cash, cash equivalents, and restricted cash in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. As of March 31, 2017, we had $4.9 million in restricted cash. The new standard is effective beginning in the first quarter of 2018, with early adoption permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also provides guidance on the recognition of costs related to obtaining customer contracts.  In July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard now is effective for annual reporting periods beginning January 1, 2018. The FASB will permit companies to adopt the new standard early, but not before the original effective date of January 1, 2017. The Company will adopt the standard on January 1, 2018, and currently anticipates adopting the standard using the modified retrospective method, which would result in a cumulative effect adjustment as of the date of adoption. The Company has established a cross-functional coordinated team that is continuing to assess potential impacts of the standard on the timing of revenue recognition and accounting for deferred commission balances and whether the adoption will have a material impact on the consolidated financial statements and footnote disclosures.

2. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, restricted stock units (“RSUs”), and Employee Stock Purchase Plan (“ESPP”) are considered to be potential common stock equivalents.

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended March 31,
	2017	2016
Net loss	$(8,075)	$(10,154)
Weighted-average common shares outstanding — basic	36,205	34,692
Dilutive effect of share equivalents resulting from stock options, RSUs, and ESPP	—	—
Weighted-average common shares, outstanding — diluted	36,205	34,692
Net loss per share, basic and diluted	$(0.22)	$(0.29)

Additionally, since the Company incurred net losses for each of the periods presented, diluted net loss per share is the same as basic net loss per share. The Company’s outstanding stock options, RSUs, and ESPP were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. The following table contains all potentially dilutive common stock equivalents.

	As of March 31,
	2017	2016
	(in thousands)
Options to purchase common shares	2,561	3,200
RSUs	2,013	1,785
ESPP	3	—

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at March 31, 2017 and December 31, 2016.

	March 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$32,128	$—	$—	$32,128
Commercial paper	—	11,962	—	11,962
Corporate bonds	—	67,901	—	67,901
U.S. government agency obligations	—	10,984	—	10,984
Restricted cash:
Certificates of deposit	—	4,940	—	4,940
Total	$32,128	$95,787	$—	$127,915

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$32,260	$—	$—	$32,260
Commercial paper	—	12,439	—	12,439
Corporate bonds	—	66,947	—	66,947
U.S. government agency obligations	—	10,980	—	10,980
Total	$32,260	$90,366	$—	$122,626

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At March 31, 2017 and December 31, 2016, our Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.

For certain other financial instruments, including accounts receivable, accounts payable, capital leases and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

Restricted cash is comprised of certificates of deposit related to landlord guarantees for our leased facilities. These restricted cash balances have been excluded from our cash and cash equivalents balance on our consolidated balance sheets.

The following tables summarize the composition of our short- and long-term investments at March 31, 2017 and December 31, 2016.

	March 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$11,967	$—	$(5)	$11,962
Corporate bonds	68,034	3	(136)	67,901
U.S. government agency obligations	10,999	1	(16)	10,984
Total	$91,000	$4	$(157)	$90,847

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$12,446	$—	$(7)	$12,439
Corporate bonds	67,126	—	(179)	66,947
U.S. government agency obligations	10,998	—	(18)	10,980
Total	$90,570	$—	$(204)	$90,366

For all of our securities for which the amortized cost basis was greater than the fair value at March 31, 2017, the Company has concluded that there is no plan to sell the security nor is it more likely than not that the Company would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, the Company considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

Contractual Maturities

The contractual maturities of short-term and long-term investments held at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017		December 31, 2016
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
	(in thousands)		(in thousands)
Due within one year	$53,059	$53,001	$54,694	$54,648
Due after 1 year through 2 years	37,941	37,846	35,876	35,718
Total	$91,000	$90,847	$90,570	$90,366

4. Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Computer equipment and purchased software	$3,364	$3,237
Employee computer equipment	1,780	1,534
Furniture and fixtures	8,237	8,174
Office equipment	2,357	2,326
Leasehold improvements	23,902	23,693
Equipment under capital lease	2,658	2,412
Internal-use software	1,732	1,301
Construction in progress	5,390	322
Total property and equipment	49,420	42,999
Less accumulated depreciation and amortization	(14,723)	(12,798)
Property and equipment, net	$34,697	$30,201

Depreciation and amortization expense on property and equipment was $1.9 million for the three months ended March 31, 2017 and $981 thousand for the three months ended March 31, 2016.

5. Capitalized Software Development Costs

Capitalized software development costs, exclusive of those recorded within property and equipment, consisted of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Gross capitalized software development costs	$27,054	$25,152
Accumulated amortization	(19,982)	(18,629)
Capitalized software development costs, net	$7,072	$6,523

Capitalized software development costs are amortized on a straight-line basis over their estimated useful life of two to three years.

The following table summarizes software development costs capitalized, stock-based compensation included in capitalized software development costs, and amortization of capitalized software development costs.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Software development costs capitalized	$1,902	$1,627
Stock-based compensation included in capitalized software development costs	$338	$193
Amortization of software development costs	$1,369	$1,196

6. Commitments and Contingencies

Contractual Obligations

There were no material changes in our commitments under contractual obligations, as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2016 and related notes thereto contained in the Company’s Annual Report on Form 10-K, except those disclosed below.

In February 2017, the Company signed an amendment related to a leased facility in Cambridge, Massachusetts. The amended lease increased the Company’s future commitments by approximately $6.0 million, which will be payable over approximately nine years.

Legal Contingencies

From time to time, we may become a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, and threatened claims, breach of contract claims, tax, and other matters. We currently have no material pending litigation.

7. Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ equity, for the three months ended March 31, 2017.

	Cumulative Translation Adjustment	Unrealized Loss on Investments	Total
	(in thousands)
Beginning balance at January 1, 2017	$(589)	$(275)	$(864)
Other comprehensive loss before reclassifications	121	35	156
Amounts reclassified from accumulated other comprehensive income	—	—	—
Ending balance at March 31, 2017	$(468)	$(240)	$(708)

8. Stock-Based Compensation Expense

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Options	$1,247	$1,478
RSUs	7,790	4,533
Employee stock purchase plan	266	220
Total stock-based compensation expense	$9,303	$6,231

Effect of stock-based compensation expense on income by line item:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cost of revenue, subscription	$115	$94
Cost of revenue, service	449	324
Research and development	2,442	1,758
Sales and marketing	3,770	2,427
General and administrative	2,527	1,628
Total stock-based compensation expense	$9,303	$6,231

Capitalized software development costs excluded from stock-based compensation expense is $338 thousand for the three months ended March 31, 2017 and $193 thousand for the three months ended March 31, 2016.

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

Revenues by geographical region:

	Three Months Ended March 31,
	2017	2016
Americas	$64,352	$48,777
Europe	13,844	8,499
Asia Pacific	4,056	1,684
Total	$82,252	$58,960
Percentage of revenues generated outside of the Americas	22%	17%

In the three months ended March 31, 2017, revenue derived from customers outside the United States (international) was approximately 30% of total revenue. In the three months ended March 31, 2016, revenue derived from customers outside the United States (international) was approximately 26% of total revenue.

Total long-lived assets by geographical region:

	As of March 31, 2017	As of December 31, 2016
Americas	$27,441	$23,205
Europe	4,824	4,716
Asia Pacific	2,432	2,280
Total long-lived assets	$34,697	$30,201
Percentage of long-lived assets held outside of the Americas	21%	23%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 16, 2017. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.

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

While our platform can scale to the enterprise, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving them. We efficiently reach these businesses at scale through our proven inbound go-to-market approach and our marketing agency partners. Our platform is particularly suited to serving the needs of mid-market business-to-business companies. These mid-market businesses seek an integrated, easy to implement and easy to use solution to reach customers and compete with organizations that have larger marketing and sales budgets. As of March 31, 2017, we had 31,262 total customers including 24,775 marketing customers of varying sizes in more than 90 countries, representing almost every industry.

We derive most of our revenue from subscriptions to our cloud-based software platform and related professional services, which consist of customer on-boarding and training services. Subscription revenue accounted for 94% of our total revenue in the three months ended March 31, 2017 and 93% of our total revenue in the three months ended March 31, 2016. We sell three product plans at different base prices on a subscription basis, each of which includes our core platform and integrated applications to meet the needs of the various customers we serve. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We generate additional revenue based on the purchase of additional subscriptions, purchases of our add-on products and the number of account users, subdomains and website visits. Substantially all of our customers’ subscriptions are one year or less in duration.

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

Most of our customers purchase on-boarding and training services which are designed to help customers enhance their ability to attract, engage and delight their customers using our platform. Professional services and other revenue accounted for 6% of our total revenue in the three months ended March 31, 2017 and 7% of our total revenue in the three months ended March 31, 2016.  We expect professional services and other margins to range from a moderate loss to breakeven for the foreseeable future.

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

Key Business Metrics

The following key business metrics are presented in this Quarterly Report on Form 10-Q or in our press release announcing our financial results which is furnished on Form 8-K. We use these key business metrics to evaluate our business, measure our performance, identify trends affecting our business and results of operations, formulate financial projections and make strategic decisions. During the first quarter of 2017, our paid sales product business became a more significant part of our product offerings.  To reflect this development, for periods beginning with the first quarter of 2017, our key business metrics will include our paid sales product customers and revenue as described below.  These key business metrics may be calculated in a manner different than similar key business metrics used by other companies.

Total Customers. We believe that our ability to increase our customer base is an indicator of our market penetration and growth of our business as we continue to expand our sales force and invest in marketing efforts. We define our total customers at the end of a particular period as the number of business entities or individuals with one or more paid subscriptions to our sales or marketing platforms, either paid directly or through an agency partner. We do not include in total customers business entities or individuals with one or more paid subscriptions solely for our legacy HubSpot Sales ($10) product. A single customer may have separate paid subscriptions for separate websites, sales licenses or seats, or our marketing and sales platforms, but we count these as one customer if certain customer-provided information such as company name, URL, or email address indicate that these subscriptions are managed by the same business entity or individual. As of March 31, 2017 we had 31,262 total customers.

Marketing Customers.  Our marketing customers are a sub-set of our total customers.  We define marketing customers at the end of a particular period as our total customers, excluding business entities or individuals that have only paid for a subscription to our sales platform. As of March 31, 2017 we had 24,775 total marketing customers.

Total Average Subscription Revenue per Customer. We believe that our ability to increase the total average subscription revenue per customer is an indicator of our ability to grow the long-term value of our existing customer relationships. We define total average subscription revenue per customer during a particular period as subscription revenue, excluding revenue from our legacy HubSpot Sales ($10) product, from our total customers during the period divided by the average total customers during the same period.  In the three months ended March 31, 2017, total average subscription revenue per customer was $10,357.

Marketing Average Subscription Revenue per Customer.  We define marketing average subscription revenue per customer during a particular period as subscription revenue from our marketing customers during the period, divided by our average marketing customers during the same period.   In the three months ended March 31, 2017, marketing average subscription revenue per customer was $12,598.

Total Subscription Dollar Retention Rate. We believe that our ability to retain and expand a customer relationship is an indicator of the stability of our revenue base and the long-term value of our customers. We assess our performance in this area using a metric we refer to as our Total Subscription Dollar Retention Rate. We compare the aggregate Total Contractual Monthly Subscription Revenue of our total customer base as of the beginning of each month, which we refer to as Total Retention Base Revenue, to the aggregate Total Contractual Monthly Subscription Revenue of the same group of customers at the end of that month, which we refer to as Total Retained Subscription Revenue. We define Total Contractual Monthly Subscription Revenue as the total amount of subscription fees contractually committed to be paid for a full month under all of our total customer agreements, excluding any commissions owed to our partners. We do not include in Total Contractual Monthly Subscription Revenue any subscription fees contractually committed to be paid by business entities or individuals with subscriptions for our legacy HubSpot Sales ($10) product. Our Total Subscription Dollar Retention Rate for a given period is calculated by first dividing Total Retained Subscription Revenue by Total Retention Base Revenue for each month in the period, calculating the weighted average of these rates using the Total Retention Base Revenue for each month in the period, and then annualizing the resulting rates.

Marketing Subscription Dollar Retention Rate.   Our marketing subscription dollar retention rate for a given period is calculated by first dividing Total Retained Marketing Subscription Revenue by Total Retention Base Marketing Revenue for each month in the period, calculating the weighted average of these rates using the Total Retention Base Marketing Revenue for each month in the period, and then annualizing the resulting rates. We compare the aggregate Total Contractual Monthly Marketing Subscription Revenue of our marketing customers as of the beginning of each month, which we refer to as Total Retention Base Marketing

Revenue, to the aggregate Total Contractual Monthly Marketing Subscription Revenue of the same group of marketing customers at the end of that month, which we refer to as Total Retained Marketing Subscription Revenue. We define Total Contractual Monthly Marketing Subscription Revenue as the total amount of subscription fees contractually committed to be paid for a full month under all of our marketing customer agreements, excluding any commissions owed to our partners.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The data has been derived from the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q which include, in our opinion, all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of the financial position and results of operations for the interim periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	For the Three Months Ended March 31,
	2017	2016
Revenues:
Subscription	$77,503	$54,936
Professional services and other	4,749	4,024
Total revenue	82,252	58,960
Cost of revenues:
Subscription	11,409	8,910
Professional services and other	5,663	5,061
Total cost of revenues	17,072	13,971
Gross profit	65,180	44,989
Operating expenses:
Research and development	13,370	9,804
Sales and marketing	46,672	35,198
General and administrative	13,138	9,848
Total operating expenses	73,180	54,850
Loss from operations	(8,000)	(9,861)
Other income (expense):
Interest income	303	179
Interest expense	(52)	(87)
Other income (expense)	(128)	(333)
Total other income (expense)	123	(241)
Loss before income tax provision	(7,877)	(10,102)
Income tax provision	(198)	(52)
Net loss	$(8,075)	$(10,154)

	Three Months Ended March 31,
	2017	2016
Revenues:
Subscription	94%	93%
Professional services and other	6	7
Total revenue	100	100
Cost of revenues:
Subscription	14	15
Professional services and other	7	9
Total cost of revenue	21	24
Gross profit	79	76
Operating expenses:
Research and development	16	17
Sales and marketing	57	60
General and administrative	16	17
Total operating expenses	89	93
Loss from operations	(10)	(17)
Total other income (expense)	—	—
Loss before income tax provision	(10)	(17)
Income tax provision	—	—
Net loss	(10)%	(17)%

Percentages are based on actual values. Totals may not sum due to rounding.

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Revenue

	Three Months Ended March 31,
(dollars in thousands)	2017	2016	$ Change	% Change
Revenues:
Subscription	$77,503	$54,936	$22,567	41%
Professional services and other	4,749	4,024	725	18%
Total revenue	$82,252	$58,960	$23,292	40%

Subscription revenue increased during the three months ended March 31, 2017 compared to the same period in 2016 primarily due to the increase in total marketing customers, which grew from 19,322 as of March 31, 2016 to 24,775 as of March 31, 2017, and an increase in average subscription revenue per marketing customer, which grew from $11,494 for the three months ended March 31, 2016 to $12,598 for the three months ended March 31, 2017. The growth in total customers was primarily driven by our increased sales representative capacity to meet market demand. The increase in average subscription revenue per customer was driven primarily by existing customers increasing their use of our products, existing customers purchasing additional subscriptions and add-on products, and new customers purchasing our higher price product plans.

The 18% increase in professional services and other revenue resulted primarily from the delivery of on-boarding and training services for subscriptions sold.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended March 31,
(dollars in thousands)	2017	2016	$ Change	% Change
Total cost of revenue	$17,072	$13,971	$3,101	22%
Gross profit	$65,180	$44,989	$20,191	45%
Gross margin percentage	79%	76%

Total cost of revenue for the three months ended March 31, 2017 increased compared to the same period in 2016 primarily due to an increase in subscription and hosting costs, employee-related costs, amortization of developed technology, and allocated overhead expenses. The increase in gross margin was primarily driven by improved leverage of our hosting costs relative to growth in subscription revenue.

	Three Months Ended March 31,
(dollars in thousands)	2017	2016	$ Change	% Change
Subscription cost of revenue	$11,409	$8,910	$2,499	28%
Percentage of subscription revenue	15%	16%

The increase in subscription cost of revenue for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to the following:

Change
Three Months
(in thousands)
Subscription and hosting costs	$1,134
Employee-related costs	964
Capitalized software amortization	255
Allocated overhead expenses	146
$2,499

Subscription and hosting costs increased due to growth in our marketing customer base from 19,322 at March 31, 2016 to 24,775 at March 31, 2017. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products and increased functionality. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount.

	Three Months Ended March 31,
(dollars in thousands)	2017	2016	$ Change	% Change
Professional services and other cost of revenue	$5,663	$5,061	$602	12%
Percentage of professional services and other revenue	119%	126%

The increase in professional services and other cost of revenue for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to the following:

Change
Three Months
(in thousands)
Employee-related costs	$241
Allocated overhead expenses	361
$602

Employee-related costs increased as a result of increased headcount as we continue to grow our professional services organization to support our customer growth. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount.

Research and Development

	Three Months Ended March 31,
(dollars in thousands )	2017	2016	$ Change	% Change
Research and development	$13,370	$9,804	$3,566	36%
Percentage of total revenue	16%	17%

The increase in research and development expense for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to the following:

Change
Three Months
(in thousands)
Employee-related costs	$2,892
Allocated overhead expenses	674
$3,566

Employee-related costs increased as a result of increased headcount as we continue to grow our engineering organization to develop new products, increase functionality and to maintain our existing platform. Allocated overhead expense increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount.

Sales and Marketing

	Three Months Ended March 31,
(dollars in thousands)	2017	2016	$ Change	% Change
Sales and marketing	$46,672	$35,198	$11,474	33%
Percentage of total revenue	57%	60%

The increase in sales and marketing expense for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to the following:

Change
Three Months
(in thousands)
Employee-related costs	$7,438
Allocated overhead expenses	1,863
Partner commissions	1,479
Marketing programs	694
$11,474

Employee-related costs increased as a result of increased headcount as we continue to expand our selling and marketing organizations to grow our customer base. Allocated overhead expenses increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount. Partner commissions increased as a result of increased revenue generated through our marketing agency partners. Marketing programs increased due to the timing of certain marketing efforts compared to prior year.

General and Administrative

	Three Months Ended March 31,
(dollars in thousands)	2017	2016	$ Change	% Change
General and administrative	$13,138	$9,848	$3,290	33%
Percentage of total revenue	16%	17%

The increase in general and administrative expense for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to the following:

Change
Three Months
(in thousands)
Employee-related costs	$2,245
Allocated overhead expenses	715
Customer credit card fees	330
$3,290

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

Other income (expense)

	Three Months Ended March 31,
(dollars in thousands)	2017	2016	$ Change	% Change
Other income (expense)	$123	$(241)	$364	(151)%
Percentage of total revenue	*	*

*	not meaningful

Other income(expense) includes interest income and expense and the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities. Other income (expense) fluctuated primarily as a result of changes in foreign exchange rates and the composition of our non-functional currency accounts.

Income tax provision

	Three Months Ended March 31,
(dollars in thousands)	2017	2016	$ Change	% Change
Income tax provision	$(198)	$(52)	$(146)	281%
Effective tax rate	2.5%	0.5%

Income tax provision consists of current and deferred taxes for U.S. and foreign income taxes. Income tax provision is not significant for any period presented.

Liquidity and Capital Resources

Our principal sources of liquidity to date have been cash and cash equivalents, net accounts receivable and our common stock offerings.

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents provided by operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash and cash equivalents	$69,786	$53,019
Working capital	44,137	51,066
Net cash and cash equivalents provided by operating activities	19,092	3,178
Net cash and cash equivalents used in investing activities	(12,383)	(8,169)
Net cash and cash equivalents provided by financing activities	2,947	1,892

Our cash and cash equivalents at March 31, 2017 were held for working capital purposes. We believe our working capital is sufficient to support our operations for at least the next 12 months. At March 31, 2017, $21.4 million of our cash and cash equivalents was held in accounts outside the United States. A portion of these funds would be subject to U.S. federal taxation if repatriated, with such tax liability partially offset by foreign tax credits.   However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Net Cash and Cash Equivalents Provided by Operating Activities

Net cash and cash equivalents provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash and cash equivalents provided by operating activities during the three months ended March 31, 2017 primarily reflected our net loss of $8.1 million offset by non-cash expenses that included $3.3 million of depreciation and amortization, $9.3 million in stock-based compensation, $1.7 million of non-cash rent expense and $77 thousand amortization of bond premium. Working capital sources of cash and cash equivalents included an $8.5 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $4.2 million decrease in accounts receivable related to increased collections, $1.1 million decrease in prepaid expenses, and a $922 thousand increased in accrued expenses. These sources of cash and cash equivalents were offset by a $1.3 million decrease in accounts payable and a $464 thousand increase in deferred commissions.

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

Net Cash and Cash Equivalents Used in Investing Activities

Our investing activities have consisted primarily of purchases and maturities of investments, property and equipment purchases, the restriction of cash associated with certain landlord guarantees for our leases, and capitalization of software development costs. Capitalized software development costs are related to new products or improvements to our existing software platform that expands the functionality for our customers.

Net cash and cash equivalents used in investing activities during the three months ended March 31, 2017 consisted primarily of $16.4 million purchases of investments, $5.8 million of purchased property and equipment, $1.6 million of capitalized software development costs, and $4.4 million increase in restricted cash related to our leased facilities. These uses of cash were offset by $15.9 million received related to the maturity of investments.

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

For the three months ended March 31, 2017, cash provided by financing activities consisted primarily of $4.3 million of proceeds related to issuance of common stock under stock plans. This source of cash was offset by $1.2 million used for payment of employee taxes related to the net share settlement of stock-based awards and $240 thousand used for repayments of capital lease obligations.

For the three months ended March 31, 2016, cash provided by financing activities consisted primarily of $3.0 million of proceeds related to issuance of common stock under stock plans. This source of cash was offset by $958 thousand used for payment of employee taxes related to the net share settlement of stock-based awards and $142 thousand used for repayments of capital leases.

Contractual Obligations and Commitments

As of March 31, 2017, there were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K filed with the SEC on February 16, 2017, other than those appearing in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Recent Accounting Pronouncements in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2017, we had no material off-balance sheet arrangements, exclusive of operating leases and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

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

We generated net losses of $8.1 million and $10.2 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of $254.4 million. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to grow our marketing and sales operations, develop and enhance our inbound platform, scale our data center infrastructure and services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

We are dependent upon customer renewals, the addition of new customers, increased revenue from existing customers and the continued growth of the market for an inbound platform.

We derive, and expect to continue to derive, a substantial portion of our revenue from the sale of subscriptions to our inbound platform. The market for inbound marketing and sales products is still evolving, and competitive dynamics may cause pricing levels to change as the market matures and as existing and new market participants introduce new types of point applications and different approaches to enable businesses to address their respective needs. As a result, we may be forced to reduce the prices we charge for our platform and may be unable to renew existing customer agreements or enter into new customer agreements at the same prices and upon the same terms that we have historically. In addition, our growth strategy involves a scalable pricing model (including “freemium” versions of our products) intended provide us with an opportunity to increase the  value of our customer relationships over time as we expand their use of our platform, sell to other parts of their organizations, cross-sell our sales products to existing marketing product customers and vice versa through touchless or low touch in product purchases, and upsell additional offerings and features. If our cross-selling efforts are unsuccessful or if our existing customers do not expand their use of our platform or adopt additional offerings and features, our operating results may suffer.

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

Our head count and operations have grown substantially. For example, we had 1,663 full-time employees as of March 31, 2017, as compared with 1,597 as of December 31, 2016. We opened our first international office in Dublin, Ireland in January 2013, a second international office in Sydney, Australia in August 2014, a third international office in Singapore in October 2015 and a fourth international office in Tokyo in July 2016. We have announced our intention to open an international office in Berlin in the second half of 2017. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

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

In addition, several foreign countries and governmental bodies, including the European Union and Canada, have regulations dealing with the collection and use of personal information obtained from their residents, which are often more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personal information that identifies or may be used to identify an individual Within the European Union, legislators have adopted the General Data Protection Regulation, or GDPR, effective May 2018 which may impose additional obligations and risk upon our business and which may increase substantially the penalties to which we could be subject in the event of any non-compliance. We may incur substantial expense in complying with the new obligations to be imposed by the GDPR and we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall.

We have in the past relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established a means for legitimating the transfer of personal data by data controllers in the European Economic Area, or EEA, to the U.S. As a result of the October 6, 2015 European Union Court of Justice, or ECJ, opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) regarding the adequacy of the U.S.-EU Safe Harbor Framework, the U.S. – EU Safe Harbor Framework is no longer deemed to be a valid method of compliance with requirements set forth in the Directive (and member states’ implementations thereof) regarding the transfer of personal data outside of the EEA.

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

As a multinational organization, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and operating results. Changes in tax laws, such as tax reform in the United States or changes in tax laws resulting from the Organization for Economic Co-operation and Development’s multi-jurisdictional plan of action to address “base erosion and profit shifting,” could impact our effective tax rate. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could have a material impact on us and the results of our operations.

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

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share, our stock price has ranged from $25.79 to $66.10, through March 31, 2017. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults on Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed below are filed or incorporated by reference into this Report.

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of Common Stock certificate of the Registrant

10.1	First Amendment to Lease, dated February 14, 2017 between One Canal Park Massachusetts LLC and HubSpot, Inc.

10.2	First Amendment to Amended and Restated Lease, dated March 23, 2017 by and between Davenport Owner (DE) LLC (as successor in interest to Jamestown Premier Davenport, LLC) and HubSpot, Inc.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 3.1 to Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 24, 2016 and incorporated herein by reference.
(2)	Filed as Exhibit 3.4 to Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 24, 2016 and incorporated herein by reference.
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

May 2, 2017