Form 10-Q
period 2017-06-30
HUBSPOT INC
filed 2017-08-02
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2017

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

There were 37,025,599 shares of the registrant’s Common Stock issued and outstanding as of July 27, 2017.

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

PART I — Financial Information

ITEM 1.	Financial Statements

HubSpot, Inc.

Unaudited Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$175,622	$59,702
Short-term investments	316,798	54,648
Accounts receivable — net of allowance for doubtful accounts of $650 and $617 at June 30, 2017 and December 31, 2016, respectively	38,466	38,984
Deferred commission expense	11,149	9,025
Restricted cash	-	162
Prepaid hosting costs	1,521	5,299
Prepaid expenses and other current assets	20,224	8,433
Total current assets	563,780	176,253
Long-term investments	41,895	35,718
Property and equipment, net	37,618	30,201
Capitalized software development costs, net	7,774	6,523
Restricted cash	5,100	321
Other assets	1,579	966
Goodwill	9,773	9,773
Total assets	$667,519	$259,755
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,865	$4,350
Accrued compensation costs	12,668	11,415
Other accrued expenses	27,354	15,237
Capital lease obligations	780	796
Deferred rent	157	159
Deferred revenue	109,919	95,426
Total current liabilities	153,743	127,383
Capital lease obligations, net of current portion	319	275
Deferred rent, net of current portion	16,780	10,079
Deferred revenue, net of current portion	1,394	1,171
Asset retirement obligations	872	591
Other long-term liabilities	1,944	1,556
Convertible senior notes	288,764	-
Total liabilities	463,816	141,055
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	36	36
Additional paid-in capital	467,897	365,444
Accumulated other comprehensive loss	(266)	(864)
Accumulated deficit	(263,964)	(245,916)
Total stockholders’ equity	203,703	118,700
Total liabilities and stockholders’ equity	$667,519	$259,755

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Subscription	$84,363	$60,916	$161,866	$115,852
Professional services and other	4,730	4,058	9,479	8,082
Total revenue	89,093	64,974	171,345	123,934
Cost of revenues:
Subscription	12,492	9,985	23,901	18,895
Professional services and other	6,099	5,210	11,762	10,271
Total cost of revenues	18,591	15,195	35,663	29,166
Gross profit	70,502	49,779	135,682	94,768
Operating expenses:
Research and development	15,889	11,278	29,259	21,082
Sales and marketing	50,708	39,140	97,380	74,338
General and administrative	14,482	10,391	27,620	20,239
Total operating expenses	81,079	60,809	154,259	115,659
Loss from operations	(10,577)	(11,030)	(18,577)	(20,891)
Other expense:
Interest income	734	201	1,037	380
Interest expense	(2,832)	(93)	(2,884)	(180)
Other expense	(97)	(202)	(225)	(535)
Total other expense	(2,195)	(94)	(2,072)	(335)
Loss before income tax benefit	(12,772)	(11,124)	(20,649)	(21,226)
Income tax benefit	3,251	60	3,053	8
Net loss	$(9,521)	$(11,064)	$(17,596)	$(21,218)
Net loss per share, basic and diluted	$(0.26)	$(0.32)	$(0.48)	$(0.61)
Weighted average common shares used in computing basic and diluted net loss per share	36,654	35,023	36,431	34,858

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(9,521)	$(11,064)	$(17,596)	$(21,218)
Other comprehensive loss:
Foreign currency translation adjustment	445	(313)	564	88
Changes in unrealized gain on investments, net of income taxes of $2 and $20 for the three and six months ended June 30, 2017 and $40 and $172 for the three and six months ended June 30, 2016	2	69	34	271
Comprehensive loss	$(9,074)	$(11,308)	$(16,998)	$(20,859)

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands, except per share amounts)

	Common Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated Equity
	Shares	Amount	Capital	Loss	(Deficit)	Total
Balances at December 31, 2016	35,784	$36	$365,444	$(864)	$(245,916)	$118,700
Issuance of common stock under stock plans, net of shares withheld for employee taxes	977	—	5,156	—	—	5,156
Stock-based compensation	—	—	23,132	—	—	23,132
Cumulative adjustment from adoption of stock compensation standard	—	—	452		(452)	—
Cumulative translation adjustment	—	—	—	564	—	564
Unrealized gain on investments, net of income taxes of $20	—	—	—	34	—	34
Equity component of 2022 Notes (Note 6)	—	—	73,713	—	—	73,713
Net loss	—	—	—	—	(17,596)	(17,596)
Balances at June 30, 2017	36,761	$36	$467,897	$(266)	$(263,964)	$203,703

HubSpot, Inc.

Unaudited Consolidated Statements of Cash Flow

(in thousands)

	For the Six Months Ended June 30,
	2017	2016
Operating Activities:
Net loss	$(17,596)	$(21,218)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities
Depreciation and amortization	6,977	5,223
Stock-based compensation	22,309	14,705
Benefit for deferred income taxes	(3,544)	(165)
Amortization of debt discount and issuance costs	2,683	—
(Accretion) amortization of bond discount premium	(55)	411
Noncash rent expense	2,999	1,949
Unrealized currency translation	(195)	(63)
Changes in assets and liabilities, net of acquisition
Accounts receivable	1,161	(385)
Prepaid expenses and other assets	(7,918)	(2,624)
Deferred commission expense	(1,901)	(3)
Accounts payable	(327)	302
Accrued expenses	6,969	1,937
Deferred rent	3,602	(34)
Deferred revenue	12,655	11,786
Net cash and cash equivalents provided by operating activities	27,819	11,821
Investing Activities:
Purchases of investments	(305,277)	(21,111)
Maturities of investments	37,060	21,343
Purchases of property and equipment	(11,072)	(11,269)
Capitalization of software development costs	(3,340)	(2,512)
Purchases of strategic investments	(600)	—
Restricted cash	(4,589)	—
Net cash and cash equivalents used in investing activities	(287,818)	(13,549)
Financing Activities:
Employee taxes paid related to the net share settlement of stock-based awards	(2,097)	(1,342)
Proceeds related to the issuance of common stock under stock plans	7,485	6,168
Repayments of capital lease obligations	(518)	(319)
Proceeds of the issuance of convertible notes, net of issuance costs paid of $10,755	389,245	-
Purchase of note hedge related to convertible notes	(78,920)	-
Proceeds from the issuance of warrants related to convertible notes, net of issuance costs paid of $200	58,880	-
Net cash and cash equivalents provided by financing activities	374,075	4,507
Effect of exchange rate changes on cash and cash equivalents	1,844	302
Net increase in cash and cash equivalents	115,920	3,081
Cash and cash equivalents, beginning of period	59,702	55,580
Cash and cash equivalents, end of period	$175,622	$58,661
Supplemental cash flow disclosure:
Cash paid for interest	$191	$104
Cash paid for income taxes	$410	$197
Non-cash investing and financing activities:
Property and equipment acquired under capital lease	$547	$473
Convertible notes offering costs incurred but not yet paid	$12	$—
Capital expenditures incurred but not yet paid	$206	$867
Asset retirement obligations	$400	$—

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

The Company is headquartered in Cambridge, Massachusetts, and has wholly-owned subsidiaries in Dublin, Ireland, which commenced operations in January 2013, in Sydney, Australia, which commenced operations in August 2014, in Singapore, which commenced operations in October 2015, and in Tokyo, Japan, which commenced operations in July 2016. Additionally, the Company has announced that it will open an office in Berlin, Germany in July 2017.

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

These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 16, 2017. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K that have had a material impact on our consolidated financial statements and related notes, except the adoption of updated guidance related to certain aspects of share-based payments to employee described within the Recent Accounting Pronouncements below.

Recent Accounting Pronouncements

Recent accounting standards not included below are not expected to have a material impact on our consolidated financial position and results of operations.

The Company adopted updated guidance related to certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. As a result of the adoption, we recorded an increase to deferred tax assets with a corresponding increase to the valuation allowance of $30.4 million to recognize net operating loss carryforwards attributable to excess tax benefits on stock compensation that had not been previously recognized as additional paid-in capital. In addition, the Company changed its policy election to account for forfeitures as they occur rather than on an estimated basis. The change in the policy election related to forfeitures resulted in the Company reclassifying $452 thousand from additional paid-in capital to accumulative deficit for the net cumulative-effect adjustment in stock compensation expense related to prior periods.

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

In November 2016, the FASB issued guidance related to the presentation of restricted cash within the statement of cash flows. The guidance requires entities to show the changes in cash, cash equivalents, and restricted cash in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. As of June 30, 2017, we had $5.1 million in restricted cash. The new standard is effective beginning in the first quarter of 2018, with early adoption permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also provides guidance on the recognition of costs related to obtaining customer contracts.  In July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard now is effective for annual reporting periods beginning January 1, 2018. The FASB will permit companies to adopt the new standard early, but not before the original effective date of January 1, 2017. The Company will adopt the standard on January 1, 2018, and currently anticipates adopting the standard using the modified retrospective method, which would result in a cumulative effect adjustment as of the date of adoption. The Company has established a team that is continuing to assess potential impacts of the standard on the timing of revenue recognition and accounting for deferred commission balances and whether the adoption will have a material impact on the consolidated financial statements and footnote disclosures. The Company expects there may be a change to the period over which sales commissions will be amortized to align to an estimated customer life and a change to the scope of capitalized sales commissions based on the definition of incremental costs of obtaining a contract. In addition, there may be a change in relation to the timing of revenue recognition for certain sales contracts, due primarily to the removal of the current limitation on contingent revenue. These changes are being evaluated to determine the potential impact to our financial statements and disclosures.

2. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, restricted stock units (“RSUs”), Employee Stock Purchase Plan (“ESPP”), and the Conversion Option of the 2022 Notes (Note 6) are considered to be potential common stock equivalents.

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(9,521)	$(11,064)	$(17,596)	$(21,218)
Weighted-average common shares outstanding — basic	36,654	35,023	36,431	34,858
Dilutive effect of share equivalents resulting from stock options, RSUs, ESPP and the Conversion Option of the 2022 Notes	—	—	—	—
Weighted-average common shares, outstanding — diluted	36,654	35,023	36,431	34,858
Net loss per share, basic and diluted	$(0.26)	$(0.32)	$(0.48)	$(0.61)

Additionally, since the Company incurred net losses for each of the periods presented, diluted net loss per share is the same as basic net loss per share. The Company’s outstanding stock options, RSUs, ESPP, and Conversion Option of the 2022 Notes were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. The following table contains all potentially dilutive common stock equivalents.

	As of June 30,
	2017	2016
	(in thousands)
Options to purchase common shares	2,501	3,003
RSUs	2,304	2,405
ESPP	5	—

The Company expects to settle the principal amount of the 2022 Notes in cash, and therefore, the Company uses the treasury stock method for calculating any potential dilutive effect of the Conversion Option on diluted net income per share, if applicable. The Conversion Option will have a dilutive impact on net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of the 2022 Notes of $94.77 per share.  During the three and six months ended June 30, 2017, the Company's weighted average common stock price was below the conversion price of the 2022 Notes.

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at June 30, 2017 and December 31, 2016.

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$35,003	$—	$—	$35,003
Commercial paper	—	7,743	—	7,743
Corporate bonds	—	74,399	—	74,399
U.S. government agency obligations	—	8,981	—	8,981
U.S. Treasury securities	—	367,532	—	367,532
Restricted cash:
Certificates of deposit	—	5,100	—	5,100
Other assets:
Strategic investments	—	—	600	600
Total	$35,003	$463,755	$600	$499,358

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$32,260	$—	$—	$32,260
Commercial paper	—	12,439	—	12,439
Corporate bonds	—	66,947	—	66,947
U.S. government agency obligations	—	10,980	—	10,980
Total	$32,260	$90,366	$—	$122,626

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At June 30, 2017 and December 31, 2016, our Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.

As of June 30, 2017, the fair value of the 2022 Notes (Note 6) was $392.9 million.  The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.

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

The following tables summarize the composition of our short- and long-term investments at June 30, 2017 and December 31, 2016.

	June 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$7,750	$—	$(7)	$7,743
Corporate bonds	74,530	7	(138)	74,399
U.S. government agency obligations	8,998	-	(17)	8,981
U.S. Treasury securities	267,569	10	(9)	267,570
Total	$358,847	$17	$(171)	$358,693

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$12,446	$—	$(7)	$12,439
Corporate bonds	67,126	—	(179)	66,947
U.S. government agency obligations	10,998	—	(18)	10,980
Total	$90,570	$—	$(204)	$90,366

For all of our securities for which the amortized cost basis was greater than the fair value at June 30, 2017, the Company has concluded that there is no plan to sell the security nor is it more likely than not that the Company would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, the Company considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

Contractual Maturities

The contractual maturities of short-term and long-term investments held at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017		December 31, 2016
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
	(in thousands)		(in thousands)
Due within one year	$316,864	$316,798	$54,694	$54,648
Due after 1 year through 2 years	41,983	41,895	35,876	35,718
Total	$358,847	$358,693	$90,570	$90,366

4. Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Computer equipment and purchased software	$3,900	$3,237
Employee computer equipment	2,303	1,534
Furniture and fixtures	10,030	8,174
Office equipment	2,460	2,326
Leasehold improvements	29,704	23,693
Equipment under capital lease	2,958	2,412
Internal-use software	2,170	1,301
Construction in progress	1,096	322
Total property and equipment	54,621	42,999
Less accumulated depreciation and amortization	(17,003)	(12,798)
Property and equipment, net	$37,618	$30,201

Depreciation and amortization expense on property and equipment was  $2.2 million for the three months ended June 30, 2017, $4.1 million for the six months ended June 30, 2017, $1.5 million for the three months ended June 30, 2016 and $2.5 million for the six months ended June 30, 2016.

5. Capitalized Software Development Costs

Capitalized software development costs, exclusive of those recorded within property and equipment, consisted of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Gross capitalized software development costs	$29,053	$25,152
Accumulated amortization	(21,279)	(18,629)
Capitalized software development costs, net	$7,774	$6,523

Capitalized software development costs are amortized on a straight-line basis over their estimated useful life of two to three years.

The following table summarizes software development costs capitalized, stock-based compensation included in capitalized software development costs, and amortization of capitalized software development costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Software development costs capitalized	$1,999	$1,278	$3,901	$2,600
Stock-based compensation included in capitalized software development costs	$485	$313	$823	$506
Amortization of software development costs	$1,477	$1,486	$2,846	$2,682

6. 0.25% Convertible Senior Notes, Convertible Note Hedge and Warrant

In May 2017, the Company issued $350 million aggregate principal amount of 0.25% convertible senior notes due June 1, 2022 (the “Maturity Date”) in a private offering and an additional $50 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the initial purchasers (the “2022 Notes”). The interest rates are fixed at 0.25% per annum and are payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2017.  The total net proceeds from the debt offering, after deducting initial purchase discounts and debt issuance costs, were approximately $389.2 million.

Each $1,000 principal amount of the 2022 Notes will initially be convertible into 10.5519 shares of the Company’s common stock (the “Conversion Option”), which is equivalent to an initial conversion price of approximately $94.77 per share, subject to adjustment upon the occurrence of specified events. The 2022 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding February 1, 2022, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2017, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events.  On or after February 1, 2022 until the close of business on the second scheduled trading day immediately preceding the Maturity Date, holders may convert their 2022 Notes at any time, regardless of the foregoing circumstances.  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.  If the Company undergoes a fundamental change prior to the maturity date, holders of the notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances.    During the three months ended June 30, 2017, the conditions allowing holders of the 2022 Notes to convert have not been met. The 2022 Notes are therefore not convertible during the three or 6 months ended June 30, 2017 and are classified as long-term debt.

In accounting for the issuance of the convertible senior notes, the Company separated the 2022 Notes into liability and equity components.  The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the Conversion Option was $106 million and was determined by deducting the fair value of the liability component from the par value of the 2022 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (the "Debt Discount") is amortized to interest expense over the term of the 2022 Notes expense at an effective interest rate of  6.95% over the contractual term of the 2022 Notes.

In accounting for the debt issuance costs of $10.8 million related to the 2022 Notes, the Company allocated the total amount incurred to the liability and equity components of the 2022 Notes based on their relative values. Issuance costs attributable to the liability component were $7.9 million and will be amortized to interest expense using the effective interest method over the contractual terms of the 2022 Notes.  Issuance costs attributable to the equity component were $2.9 million and are netted with the equity component in stockholders’ equity.

The net carrying amount of the liability component of the 2022 Notes is as follows:

	As of June 30, 2017	As of December 31, 2016
	(in thousands)
Principal	$400,000	$—
Unamortized debt discount	(103,508)	—
Unamortized issuance costs	(7,728)	—
Net carrying amount	$288,764	$—

The net carrying amount of the equity component of the 2022 Notes is as follows:

	As of June 30, 2017	As of December 31, 2016
	(in thousands)
Debt discount for conversion option	$106,006	—
Issuance costs	(2,854)	—
Net carrying amount	$103,152	$—

Interest expense related to the 2022 Notes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Contractual interest expense	$140	$—	$140	$—
Amortization of debt discount	2,498	—	2,498	—
Amortization of issuance costs	185	—	185	—
Total interest expense	$2,823	$—	$2,823	$—

In connection with the offering of the 2022 Notes, the Company entered into convertible note hedge transactions (the “Convertible Note Hedges”) with certain counterparties in which the Company has the option to purchase (subject to adjustment for certain specified events) a total of approximately 4.2 million shares of the Company’s common stock at a price of approximately $94.77 per share.  The Convertible Note Hedges will be settled in cash or shares, or any combination thereof, in accordance with the settlement method of the 2022 Notes in excess of the par amount, and are expected to settle upon conversion of the 2022 Notes.  The total cost of the Convertible Note Hedges was $78.9 million.  In addition, the Company sold warrants to certain bank counterparties whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 4.2 million shares of the Company’s common stock at a price of $115.8 per share.  The amount by which the settlement price exceeds the strike price may be settled in shares or cash at the Company’s election.  The warrants are expected to settle three business days from each trading day commencing on September 1, 2022 and ending on the 79th trading day thereafter.  The Company received $58.9 million in cash proceeds, net of issuance costs of $200 thousand, from the sale of these warrants.  Taken together, the purchase of the Convertible Note Hedges and the sale of warrants are intended to offset any actual dilution from the conversion of these notes and to effectively increase the overall conversion price from $94.77 to $115.83 per share. As these transactions meet certain accounting criteria, the Convertible Note Hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $20 million incurred in connection with the Convertible Note Hedges and warrant transactions was recorded as a reduction to additional paid-in capital on the consolidated balance sheet.

The difference between the Debt Discount and the total cost of the Convertible Note Hedges, and the difference between the calculation of the book and tax allocation of debt issuance costs between the liability and equity components of the 2022 Notes, resulted in a difference between the carrying amount and tax basis of the 2022 Notes.  This taxable temporary difference resulted in the Company recognizing a $9.4 million deferred tax liability which was recorded as an adjustment to additional paid-in capital on the consolidated balance sheet.  The creation of the deferred tax liability is recognized as a component of equity and represents a source of future taxable income which supports realization of a portion of the income tax benefit associated with the 2017 loss from operations.  Therefore, the Company will record a corresponding income tax benefit in its consolidated statement of operations in 2017.  In accordance with the guidance for calculating the interim income tax (benefit) provision, $3.5 million of this benefit was recorded as a deferred income tax benefit on the consolidated statement of operations during the six months ended June 30, 2017.  The difference of $5.9 million between the interim benefit from income taxes and the deferred tax liability of $9.4 million was recorded as a liability for accrued income taxes on the consolidated balance sheet.  This liability will be reversed and the remaining $5.9 million deferred income tax benefit will be recorded during the remainder of 2017 as additional losses from operations are generated.

The net equity impact, included in additional paid-in capital, of the above components of the 2022 Notes is as follows:

(in thousands)
Conversion Option	$106,006
Purchase of Convertible Note Hedges	(78,920)
Sales of warrants	59,080
Issuance costs	(3,054)
Deferred tax liability	(9,399)
Total	$73,713

7. Commitments and Contingencies

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

In March, 2017, the Company signed an agreement for a new 19 year property lease in Dublin, Ireland. The lease contains an option to break the lease after 10 years and 6 months. The lease is expected to commence in August 2017 and the Company will pay an aggregate of approximately $10.9 million over the initial 10 year 6 month lease period.

Legal Contingencies

From time to time, we may become a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, and threatened claims, breach of contract claims, tax, and other matters. We currently have no material pending litigation.

8. Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ equity, for the six months ended June 30, 2017.

	Cumulative Translation Adjustment	Unrealized Loss on Investments	Total
	(in thousands)
Beginning balance at January 1, 2017	$(589)	$(275)	$(864)
Other comprehensive gain before reclassifications	564	34	598
Amounts reclassified from accumulated other comprehensive income	—	—	—
Ending balance at June 30, 2017	$(25)	$(241)	$(266)

9. Stock-Based Compensation Expense

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Options	$1,370	$1,446	$2,616	$2,922
RSUs	11,370	6,717	19,160	11,251
Employee stock purchase plan	266	312	533	532
Total stock-based compensation expense	$13,006	$8,475	$22,309	$14,705

Effect of stock-based compensation expense on income by line item:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Cost of revenue, subscription	$178	$131	$293	$224
Cost of revenue, service	666	477	1,115	800
Research and development	3,461	2,272	5,903	4,030
Sales and marketing	5,113	3,469	8,874	5,895
General and administrative	3,588	2,126	6,124	3,756
Total stock-based compensation expense	$13,006	$8,475	$22,309	$14,705

Capitalized software development costs excluded from stock-based compensation expense is $485 thousand for the three months ended June 30, 2017, $823 thousand for the six months ended June 30, 2017, $313 thousand for the three months ended June 30, 2016 and $506 thousand for the six months ended June 30, 2016.

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

Revenues by geographical region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Americas	$68,274	$52,827	$132,626	$101,605
Europe	16,105	9,948	29,948	18,446
Asia Pacific	4,714	2,199	8,771	3,883
Total	$89,093	$64,974	$171,345	$123,934
Percentage of revenues generated outside of the Americas	23%	19%	23%	18%

Revenue derived from customers outside the United States (international) was approximately 32% of total revenue in the three months ended June 30, 2017, 31% of total revenue in the six months ended June 30, 2017, 27% of total revenue in the three months ended June 30, 2016, and 26% of total revenue in the six months ended June 30, 2016.

Total long-lived assets by geographical region:

	As of June 30, 2017	As of December 31, 2016
Americas	$28,817	$23,205
Europe	6,197	4,716
Asia Pacific	2,604	2,280
Total long-lived assets	$37,618	$30,201
Percentage of long-lived assets held outside of the Americas	23%	23%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

While our platform can scale to the enterprise, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving them. We efficiently reach these businesses at scale through our proven inbound go-to-market approach and our marketing agency partners. Our platform is particularly suited to serving the needs of mid-market business-to-business companies. These mid-market businesses seek an integrated, easy to implement and easy to use solution to reach customers and compete with organizations that have larger marketing and sales budgets. As of June 30, 2017, we had 34,326 total customers including 26,560 marketing customers of varying sizes in more than 90 countries, representing almost every industry.

We derive most of our revenue from subscriptions to our cloud-based software platform and related professional services, which consist of customer on-boarding and training services. Subscription revenue accounted for 95% of our total revenue in the three months ended June 30, 2017, 94% of our total revenue in the six months ended June 30, 2017, 94% of our total revenue in the three months ended June 30, 2016 and 93% of our total revenue in the six months ended June 30, 2016. We sell multiple product plans at different base prices on a subscription basis, each of which includes our core platform and integrated applications to meet the needs of the various customers we serve. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We generate additional revenue based on the purchase of additional subscriptions, purchases of our add-on products and the number of account users, subdomains and website visits. Substantially all of our customers’ subscriptions are one year or less in duration.

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

Many of our customers purchase on-boarding and training services which are designed to help customers enhance their ability to attract, engage and delight their customers using our platform. Professional services and other revenue accounted 5% of our total revenue in the three months ended June 30, 2017, 6% of our total revenue in the six months ended June 30, 2017, 6% of our total revenue in the three months ended June 30, 2016 and 7% of our total revenue in the six months ended June 30, 2016.  We expect professional services and other margins to range from a moderate loss to breakeven for the foreseeable future.

We have focused on rapidly growing our business and plan to continue to make investments to help us address some of the challenges facing us to support this growth, such as demand for our platform by existing and new customers, significant competition from other providers of marketing software and related applications and rapid technological change in our industry. We believe that the growth of our business is dependent on many factors, including our ability to expand our customer base, increase adoption of our platform within existing customers, develop new products and applications to extend the functionality of our platform and provide a high level of customer service. We expect to increase our investment in sales and marketing as we continue to expand our sales teams, increase our marketing activities and grow our international operations. We also expect to increase our investment in research and development as we continue to introduce new products and applications to extend the functionality of our platform. We also intend to invest in maintaining a high level of customer service and support which we consider critical for our continued success. We plan to continue investing in our data center infrastructure and services capabilities in order to support continued future customer growth. We also expect to continue to incur additional general and administrative expenses as a result of both our growth and the infrastructure required to be a public company. We expect to use our cash flow from operations and the proceeds from our convertible debt and prior stock offerings to fund these growth strategies and do not expect to be profitable in the near term.

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

Total Customers. We believe that our ability to increase our customer base is an indicator of our market penetration and growth of our business as we continue to expand our sales force and invest in marketing efforts. We define our total customers at the end of a particular period as the number of business entities or individuals with one or more paid subscriptions to our sales or marketing platforms, either paid directly or through an agency partner. We do not include in total customers business entities or individuals with one or more paid subscriptions solely for our legacy HubSpot Sales ($10) product. A single customer may have separate paid subscriptions for separate websites, sales licenses or seats, or our marketing and sales platforms, but we count these as one customer if certain customer-provided information such as company name, URL, or email address indicate that these subscriptions are managed by the same business entity or individual. As of June 30, 2017 we had 34,326 total customers.

Marketing Customers.  Our marketing customers are a sub-set of our total customers.  We define marketing customers at the end of a particular period as our total customers, excluding business entities or individuals that have only paid for a subscription to our sales platform.  As of June 30, 2017 we had 26,560 total marketing customers.

Total Average Subscription Revenue per Customer. We believe that our ability to increase the total average subscription revenue per customer is an indicator of our ability to grow the long-term value of our existing customer relationships. We define total average subscription revenue per customer during a particular period as subscription revenue, excluding revenue from our legacy HubSpot Sales ($10) product, from our total customers during the period divided by the average total customers during the same period.  In the three months ended June 30, 2017 total average subscription revenue per customer was $10,228. In the six months ended June 30,2017 total average subscription revenue per customer was $10,298.

Marketing Average Subscription Revenue per Customer.  We define marketing average subscription revenue per customer during a particular period as subscription revenue from our marketing customers during the period, divided by our average marketing customers during the same period.   In the three months ended June 30, 2017, marketing average subscription revenue per customer was $12,773. In the six months ended June 30, 2017, marketing average subscription revenue per customer was $12,659.

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

Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Subscription	$84,363	$60,916	$161,866	$115,852
Professional services and other	4,730	4,058	9,479	8,082
Total revenue	89,093	64,974	171,345	123,934
Cost of revenues:
Subscription	12,492	9,985	23,901	18,895
Professional services and other	6,099	5,210	11,762	10,271
Total cost of revenues	18,591	15,195	35,663	29,166
Gross profit	70,502	49,779	135,682	94,768
Operating expenses:
Research and development	15,889	11,278	29,259	21,082
Sales and marketing	50,708	39,140	97,380	74,338
General and administrative	14,482	10,391	27,620	20,239
Total operating expenses	81,079	60,809	154,259	115,659
Loss from operations	(10,577)	(11,030)	(18,577)	(20,891)
Other expense:
Interest income	734	201	1,037	380
Interest expense	(2,832)	(93)	(2,884)	(180)
Other expense	(97)	(202)	(225)	(535)
Total other expense	(2,195)	(94)	(2,072)	(335)
Loss before income tax benefit	(12,772)	(11,124)	(20,649)	(21,226)
Income tax benefit	3,251	60	3,053	8
Net loss	$(9,521)	$(11,064)	$(17,596)	$(21,218)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Subscription	95%	94%	94%	93%
Professional services and other	5	6	6	7
Total revenue	100	100	100	100
Cost of revenue:
Subscription	14	15	14	15
Professional services and other	7	8	7	8
Total cost of revenue	21	23	21	24
Gross profit	79	77	79	76
Operating expenses:
Research and development	18	17	17	17
Sales and marketing	57	60	57	60
General and administrative	16	16	16	16
Total operating expenses	91	94	90	93
Loss from operations	(12)	(17)	(11)	(17)
Total other expense	(2)	—	(1)	—
Loss before income tax benefit	(14)	(17)	(12)	(17)
Income tax benefit	4	—	2	—
Net loss	(11)%	(17)%	(10)%	(17)%

Percentages are based on actual values. Totals may not sum due to rounding.

Three Months and Six Months Ended June 30, 2017 Compared to the Three and Six Months Ended June 30, 2016

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Revenues:
Subscription	$84,363	$60,916	$23,447	38%	$161,866	$115,852	$46,014	40%
Professional services and other	4,730	4,058	672	17%	9,479	8,082	1,397	17%
Total revenue	$89,093	$64,974	$24,119	37%	$171,345	$123,934	$47,411	38%

Three month change

Subscription revenue increased during the three months ended June 30, 2017 compared to the same period in 2016 primarily due to the increase in total marketing customers, which grew from 20,444 as of June 30, 2016 to 26,560 as of June 30, 2017, and an increase in average subscription revenue per marketing customer, which grew from $11,978 for the three months ended June 30, 2016 to $12,773 for the three months ended June 30, 2017. The growth in total customers was primarily driven by our increased sales representative capacity to meet market demand. The increase in average subscription revenue per customer was driven primarily by existing customers increasing their use of our products, existing customers purchasing additional subscriptions and add-on products, and new customers purchasing our higher price product plans.

The 17% increase in professional services and other revenue resulted primarily from the delivery of on-boarding and training services for subscriptions sold.

Six month change

Subscription revenue increased during the six months ended June 30, 2017 compared to the same period in 2016 primarily due to the increase in total marketing customers, which grew from 20,444 as of June 30, 2016 to 26,560 as of June 30, 2017, and an increase in average subscription revenue per marketing customer, which grew from $11,757 for the six months ended June 30, 2016 to

$12,659 for the six months ended June 30, 2017. The growth in total customers was primarily driven by our increased sales representative capacity to meet market demand. The increase in average subscription revenue per customer was driven primarily by existing customers increasing their use of our products, existing customers purchasing additional subscriptions and add-on products, and new customers purchasing our higher price product plans.

The 17% increase in professional services and other revenue resulted primarily from the delivery of on-boarding and training services for subscriptions sold.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Total cost of revenue	$18,591	$15,195	$3,396	22%	$35,663	$29,166	$6,497	22%
Gross profit	$70,502	$49,779	$20,723	42%	$135,682	$94,768	$40,914	43%
Gross margin percentage	79%	77%			79%	76%

Total cost of revenue for the three and six months ended June 30, 2017 increased compared to the same period in 2016 primarily due to an increase in subscription and hosting costs, employee-related costs, amortization of developed technology, and allocated overhead expenses. The increase in gross margin was primarily driven by improved leverage of our hosting costs relative to growth in subscription revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Subscription cost of revenue	$12,492	$9,985	$2,507	25%	$23,901	$18,895	$5,006	26%
Percentage of subscription revenue	15%	16%			15%	16%

The increase in subscription cost of revenue for the three and six month period ended June 30, 2017 compared to the same period in 2016 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Subscription and hosting costs	$1,325	$2,444
Employee-related costs	838	1,661
Allocated overhead expenses	297	599
Capitalized software amortization	47	302
	$2,507	$5,006

Three month change

Subscription and hosting costs increased due to growth in our marketing customer base from 20,444 at June 30, 2016 to 26,560 at June 30, 2017. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products and increased functionality. The increase in the amortization of capitalized development costs were partially offset due to the acceleration of amortization for certain features during the three months ended June 30, 2016.

Six month change

Subscription and hosting costs increased due to growth in our marketing customer base from 20,444 at June 30, 2016 to 26,560 at June 30, 2017. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products and increased functionality. The increase in the amortization of capitalized development costs were partially offset due to the acceleration of amortization for certain features during the three-months ended June 30, 2016.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Professional services and other cost of revenue	$6,099	$5,210	$889	17%	$11,762	$10,271	$1,491	15%
Percentage of professional services and other revenue	129%	128%			124%	127%

The increase in professional services and other cost of revenue for the three and six month period ended June 30, 2017 compared to the same period in 2016 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Employee-related costs	$614	$842
Allocated overhead expenses	275	649
	$889	$1,491

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

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands )	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Research and development	$15,889	$11,278	$4,611	41%	$29,259	$21,082	$8,177	39%
Percentage of total revenue	18%	17%			17%	17%

The increase in research and development expense for the three and six month period ended June 30, 2017 compared to the same period in 2016 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Employee-related costs	$4,035	$6,967
Allocated overhead expenses	576	1,210
	$4,611	$8,177

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

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Sales and marketing	$50,708	$39,140	$11,568	30%	$97,380	$74,338	$23,042	31%
Percentage of total revenue	57%	60%			57%	60%

The increase in sales and marketing expense for the three and six month period ended June 30, 2017 compared to the same period in 2016 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Employee-related costs	$6,465	$13,982
Partner commissions	2,020	3,499
Marketing programs	1,689	2,390
Allocated overhead expenses	1,394	3,171
	$11,568	$23,042

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

Six month change

Employee-related costs increased as a result of increased headcount as we continue to expand our selling and marketing organizations to grow our customer base. Allocated overhead expenses increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount. Partner commissions increased as a result of increased revenue generated through our marketing agency partners. Marketing programs increased due to the timing of certain marketing efforts compared to prior year

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
General and administrative	$14,482	$10,391	$4,091	39%	$27,620	$20,239	$7,381	36%
Percentage of total revenue	16%	16%			16%	16%

The increase in general and administrative expense for the three and six month period ended June 30, 2017 compared to the same period in 2016 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Employee-related costs	$2,664	$4,460
Allocated overhead expenses	1,064	2,306
Customer credit card fees	363	615
	$4,091	$7,381

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

Other expense

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Other expense	$(2,195)	$(94)	$(2,101)	2235%	$(2,072)	$(335)	$(1,737)	519%
Percentage of total revenue	(2)%	*			(1)%	*

*	not meaningful

Other expense includes interest income and expense and the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities. The increase in other expense for the three and six month periods ended June 30, 2017 compared to the same periods in 2016 was primarily due to the amortization of the debt discount and issuance costs related to the 2022 Notes  that is recorded as interest expense.

Income tax benefit

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Income tax benefit	$3,251	$60	$3,191	5318%	$3,053	$8	$3,045	38063%
Effective tax rate	(25)%	*			(15)%	*

Income tax benefit consists of current and deferred taxes for U.S. and foreign income taxes. The increase in the income tax benefit for the three and six month periods ended June 30, 2017 compared to the same periods in 2016 was primarily due to the deferred tax impact of the issuance of the 2022 Notes. For more information on the tax implications of the 2022 Notes refer to Note 6 in the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Our principal sources of liquidity to date have been cash and cash equivalents, net accounts receivable, our common stock offerings, and our convertible notes offering.

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents provided by operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash and cash equivalents	$175,622	$58,661
Working capital	410,037	54,723
Net cash and cash equivalents provided by operating activities	27,819	11,821
Net cash and cash equivalents used in investing activities	(287,818)	(13,549)
Net cash and cash equivalents provided by financing activities	374,075	4,507

Our cash and cash equivalents at June 30, 2017 were held for working capital purposes. We believe our working capital is sufficient to support our operations for at least the next 12 months. At June 30, 2017, $26.1 million of our cash and cash equivalents was held in accounts outside the United States. A portion of these funds would be subject to U.S. federal taxation if repatriated, with such tax liability partially offset by foreign tax credits.   However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Net Cash and Cash Equivalents Provided by Operating Activities

Net cash and cash equivalents provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash and cash equivalents provided by operating activities during the six months ended June 30, 2017 primarily reflected our net loss of $17.6 million and benefit for deferred income taxes of $3.5 million offset by non-cash expenses that included $7.0 million of depreciation and amortization, $22.3 million in stock-based compensation, $3.0 million of non-cash rent expense and $2.7 million of amortization of debt discount and issuance costs. Working capital sources of cash and cash equivalents included a $12.7 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $1.2 million decrease in accounts receivable related to increased collections, a $3.6 million increase in deferred rent related to a tenant improvement allowance received and a $7.0 million increase in accrued expenses. These sources of cash and cash equivalents were offset by a $7.9 million increase in prepaid expenses and other assets, a $327 thousand decrease in accounts payable and a $1.9 million increase in deferred commissions.

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

Net cash and cash equivalents used in investing activities during the six months ended June 30, 2017 consisted primarily of $305.3 million purchases of investments, $11.1 million of purchased property and equipment, $3.3 million of capitalized software development costs, $600 thousand related to the purchase of strategic investments and $4.6 million increase in restricted cash related to our leased facilities. These uses of cash were offset by $37.1 million received related to the maturity of investments.

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

Net Cash and Cash Equivalents Provided by Financing Activities

Our financing activities have consisted primarily of our stock offerings, the various components of our 2022 Notes offering, the issuance of common stock under our stock plans, payments of employee taxes related to the net share settlement of stock-based awards, and repayments of our capital lease obligations.

For the six months ended June 30, 2017, cash provided by financing activities consisted primarily of $389.2 million of net proceeds from the issuance of the 2022 Notes, $58.9 of proceeds from the issuance of warrants related to the 2022 Notes, and $7.5 million of proceeds related to issuance of common stock under stock plans. These sources of cash were offset by $78.9 million used for the purchase of a note hedge related to 2022 Notes and $2.1 million used for payment of employee taxes related to the net share settlement of stock-based awards and $518 thousand used for repayments of capital leases.

For the six months ended June 30, 2016, cash provided by financing activities consisted primarily of $6.2 million of proceeds related to issuance of common stock under stock plans. This source of cash was offset by $1.3 million used for payment of employee taxes related to the net share settlement of stock-based awards and $319 thousand used for repayments of capital leases.

Contractual Obligations and Commitments

As of June 30, 2017, there were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K filed with the SEC on February 16, 2017, other than those appearing in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Recent Accounting Pronouncements in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2017, we had no material off-balance sheet arrangements, exclusive of operating leases and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

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

Market Risk and Market Interest Risk

In May 2017, we issued $400 million aggregate principal amount of 0.25% convertible senior notes due 2022.  The fair value of our convertible senior notes is subject to interest rate risk, market risk and other factors due to the convertible feature.  The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.  Additionally, we carry the convertible senior notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

The table below provides a sensitivity analysis of hypothetical 10% changes of the Company’s stock price as of June 30, 2017 and the estimated impact on the fair value of the 2022 Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such event may have on the fair value of the 2022 Notes.

Hypothetical change in HubSpot stock price	Fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$416,503	$23,575	6%
No change	$392,928	$—	—
10% decrease	$369,353	$(23,575)	(6)%

Item 4.	Controls and Procedures

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

We generated net losses of $17.6 million and $21.2 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, we had an accumulated deficit of $264.0 million. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to grow our marketing and sales operations, develop and enhance our inbound platform, scale our data center infrastructure and services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

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

Our head count and operations have grown substantially. For example, we had 1,777 full-time employees as of June 30, 2017, as compared with 1,597 as of December 31, 2016. We opened our first international office in Dublin, Ireland in January 2013, and additional international offices in Sydney, Australia in August 2014, in Singapore in October 2015, in Tokyo in July 2016 and in Berlin in July 2017.  This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. We opened our first international office in Dublin, Ireland in January 2013 and we opened additional international offices in Sydney, Australia in August 2014, in Singapore in October 2015, in Tokyo in July 2016 and Berlin in July 2017.  These international offices focus primarily on sales, professional services and support. We also have a development team in Dublin, Ireland. Our current international operations and future initiatives will involve a variety of risks, including:

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

In addition, several foreign countries and governmental bodies, including the European Union and Canada, have regulations dealing with the collection and use of personal information obtained from their residents, which are often more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personal information that identifies or may be used to identify an individual. Within the European Union, legislators have adopted the General Data Protection Regulation, or GDPR, effective May 2018 which may impose additional obligations and risk upon our business and which may increase substantially the penalties to which we could be subject in the event of any non-compliance. We may incur substantial expense in complying with the new obligations to be imposed by the GDPR and we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall.

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

On May 23, 2016, the European Parliament adopted a resolution and on July 8, 2016 the European Member State representatives approved the final version of the EU-US Privacy Shield as a successor to the Safe Harbor framework. As of August 1, 2016, interested companies have been permitted to register for the program. We are currently certified to the EU-US Privacy Shield. There continue to be concerns about whether the EU-US Privacy Shield will face additional challenges. Until the remaining legal uncertainties regarding the future of the EU-US Privacy Shield are settled, we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new customers.

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

Servicing our debt may require a significant amount of cash.  We may not have sufficient cash flow from our business to pay our indebtedness, and we may not have the ability to raise the funds necessary to settle for cash conversions of the 2022 Notes or to repurchase the 2022 Notes for cash upon a fundamental change, which could adversely affect our business and results of operations.

We incurred indebtedness in the aggregate principal amount of $400.0 million in connection with the issuance of our 2022 Notes.  Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2022 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

In addition, holders of the 2022 Notes have the right to require us to repurchase their 2022 Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the 2022 Notes to be repurchased, plus accrued and unpaid interest, if any.  Upon conversion of the 2022 Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2022 Notes being converted.  We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2022 Notes surrendered therefor or 2022 Notes being converted. In addition, our ability to repurchase the 2022 Notes or to pay cash upon conversions of the 2022 Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase 2022 Notes at a time when the repurchase is required by the indenture governing the notes or to pay any cash payable on future conversions of the 2022 Notes as required by such indenture would constitute a default under such indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2022 Notes or make cash payments upon conversions thereof.

In addition, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences.  For example, it could:

•	make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry and competitive conditions and adverse changes in government regulation;
•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•	place us at a disadvantage compared to our competitors who have less debt; and
•	limit our ability to borrow additional amounts to fund acquisitions, for working capital and for other general corporate purposes.

Any of these factors could materially and adversely affect our business, financial condition and results of operations. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.

The conditional conversion feature of the 2022 Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2022 Notes is triggered, holders of 2022 Notes will be entitled to convert the 2022 Notes at any time during specified periods at their option.  If one or more holders elect to convert their 2022 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2022 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2022 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the 2022 Notes, could have a material effect on our reported financial results.

Under Financial Accounting Standards Board Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments (such as the 2022 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. ASC 470-20 requires the value of the conversion option of the 2022 Notes, representing the equity component, to be recorded as additional paid-in capital within stockholders’ equity in our consolidated balance sheet and as a discount to the 2022 Notes, which reduces their initial carrying value. The carrying value of the 2022 Notes, net of the discount recorded, will be accreted up to the principal amount of the 2022 Notes from the issuance date until maturity, which will result in non-cash charges to interest expense in our consolidated statement of operations. Accordingly, we will report lower net income or higher net loss in our financial results because ASC 470-20 requires interest to include both the current period’s accretion of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the 2022 Notes.

In addition, under certain circumstances, convertible debt instruments (such as the 2022 Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the 2022 Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the 2022 Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the 2022 Notes, then our diluted earnings per share would be adversely affected.

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

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share, our stock price has ranged from $25.79 to $78.50, through June 30, 2017. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

•	changes in operating performance and stock market valuations of cloud-based software or other technology companies, or those in our industry in particular;
•	price and volume fluctuations in the trading of our common stock and in the overall stock market, including as a result of trends in the economy as a whole;
•	sales of large blocks of our common stock or the dilutive effect of our 2022 Notes or any other equity or equity-linked financings;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business or industry, including data privacy and data security;
•	lawsuits threatened or filed against us;
•	changes in key personnel; and
•	other events or factors, including changes in general economic, industry and market conditions and trends.

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

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds to invest in future growth opportunities. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could seriously harm our business and operating results. If we incur debt, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. The 2022 Notes are and any additional equity or equity-linked financings would be dilutive to our stockholders. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. As a result, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults on Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed below are filed or incorporated by reference into this Report.

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of Common Stock certificate of the Registrant

4.2(4)	Indenture, dated as of May 10, 2017, between HubSpot, Inc. and Wilmington Trust, National Association, as trustee.

4.3(5)	Form of 0.25% Convertible Senior Notes Due 2022

10.1(6)	Form of Call Option Transaction Confirmation

10.2(7)	Form of Warrant Confirmation

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 3.1 to Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 24, 2016 and incorporated herein by reference.
(2)	Filed as Exhibit 3.4 to Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 24, 2016 and incorporated herein by reference.
(3)

Filed as Exhibit 4.1 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 2014, and incorporated herein by reference.

(4)	Filed as Exhibit 4.1 to the Company’s Form 8-K filed on May 10, 2017, and incorporated herein by reference.
(5)	Filed as Exhibit 4.2 to the Company’s Form 8-K filed on May 10, 2017, and incorporated herein by reference.
(6)	Filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 10, 2017, and incorporated herein by reference.
(7)	Filed as Exhibit 10.2 to the Company’s Form 8-K filed on May 10, 2017, and incorporated herein by reference.

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

August 2, 2017