Form 10-Q
period 2017-09-30
HUBSPOT INC
filed 2017-11-01
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2017

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

There were 37,371,546 shares of the registrant’s Common Stock issued and outstanding as of October 26, 2017.

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

PART I — Financial Information

Item 1.	Financial Statements

HubSpot, Inc.

Unaudited Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$176,743	$59,702
Short-term investments	315,130	54,648
Accounts receivable — net of allowance for doubtful accounts of $622 and $617 at September 30, 2017 and December 31, 2016, respectively	48,790	38,984
Deferred commission expense	11,228	9,025
Restricted cash	-	162
Prepaid hosting costs	1,411	5,299
Prepaid expenses and other current assets	17,726	8,433
Total current assets	571,028	176,253
Long-term investments	35,669	35,718
Property and equipment, net	40,601	30,201
Capitalized software development costs, net	8,566	6,523
Restricted cash	5,106	321
Other assets	4,044	950
Intangible assets	6,362	16
Goodwill	14,950	9,773
Total assets	$686,326	$259,755
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,749	$4,350
Accrued compensation costs	11,611	11,415
Other accrued expenses	25,753	16,033
Deferred rent	157	159
Deferred revenue	118,366	95,426
Total current liabilities	160,636	127,383
Deferred rent, net of current portion	18,173	10,079
Deferred revenue, net of current portion	1,792	1,171
Other long-term liabilities	3,626	2,422
Convertible senior notes	293,563	-
Total liabilities	477,790	141,055
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	36	36
Additional paid-in capital	482,964	365,444
Accumulated other comprehensive income (loss)	83	(864)
Accumulated deficit	(274,547)	(245,916)
Total stockholders’ equity	208,536	118,700
Total liabilities and stockholders’ equity	$686,326	$259,755

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Subscription	$93,164	$66,505	$255,030	$182,357
Professional services and other	4,562	4,084	14,041	12,166
Total revenue	97,726	70,589	269,071	194,523
Cost of revenues:
Subscription	12,933	10,655	36,834	29,550
Professional services and other	6,077	5,157	17,839	15,428
Total cost of revenues	19,010	15,812	54,673	44,978
Gross profit	78,716	54,777	214,398	149,545
Operating expenses:
Research and development	18,828	12,100	48,087	33,182
Sales and marketing	57,904	41,193	155,284	115,531
General and administrative	14,110	11,435	41,730	31,674
Total operating expenses	90,842	64,728	245,101	180,387
Loss from operations	(12,126)	(9,951)	(30,703)	(30,842)
Other expense:
Interest income	1,274	224	2,311	604
Interest expense	(5,063)	(97)	(7,947)	(277)
Other expense	(26)	(365)	(251)	(900)
Total other expense	(3,815)	(238)	(5,887)	(573)
Loss before income tax benefit (expense)	(15,941)	(10,189)	(36,590)	(31,415)
Income tax benefit (expense)	5,358	(326)	8,411	(318)
Net loss	$(10,583)	$(10,515)	$(28,179)	$(31,733)
Net loss per share, basic and diluted	$(0.29)	$(0.30)	$(0.77)	$(0.91)
Weighted average common shares used in computing basic and diluted net loss per share:	37,047	35,393	36,639	35,038

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(10,583)	$(10,515)	$(28,179)	$(31,733)
Other comprehensive loss:
Foreign currency translation adjustment	319	(21)	883	109
Changes in unrealized gain (loss) on investments, net of income taxes of $34 and $56 for the three and nine months ended September 30, 2017 and ($36) and $136 for the three and nine months ended September 30, 2016	32	(108)	64	163
Comprehensive loss	$(10,232)	$(10,644)	$(27,232)	$(31,461)

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated Equity
	Shares	Amount	Capital	Income (Loss)	(Deficit)	Total
Balances at December 31, 2016	35,784	$36	$365,444	$(864)	$(245,916)	$118,700
Issuance of common stock under stock plans, net of shares withheld for employee taxes	1,398	—	7,699	—	—	7,699
Stock-based compensation	—	—	35,656	—	—	35,656
Cumulative adjustment from adoption of stock compensation standard	—	—	452		(452)	—
Cumulative translation adjustment	—	—	—	883	—	883
Unrealized gain on investments, net of income taxes of $56	—	—	—	64	—	64
Equity component of 2022 Notes (Note 7)	—	—	73,713	—	—	73,713
Net loss	—	—	—	—	(28,179)	(28,179)
Balances at September 30, 2017	37,182	$36	$482,964	$83	$(274,547)	$208,536

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Cash Flow

(in thousands)

	For the Nine Months Ended September 30,
	2017	2016
Operating Activities:
Net loss	$(28,179)	$(31,733)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities
Depreciation and amortization	11,123	7,992
Stock-based compensation	34,419	23,401
Benefit for deferred income taxes	(9,125)	(165)
Amortization of debt discount and issuance costs	7,482	—
(Accretion) amortization of bond discount premium	(747)	547
Noncash rent expense	4,343	2,693
Unrealized currency translation	(348)	(146)
Changes in assets and liabilities, net of acquisition
Accounts receivable	(8,510)	(5,140)
Prepaid expenses and other assets	(5,363)	(3,386)
Deferred commission expense	(2,011)	(80)
Accounts payable	1,556	733
Accrued expenses	6,838	3,737
Deferred rent	3,581	(75)
Deferred revenue	20,561	18,715
Net cash and cash equivalents provided by operating activities	35,620	17,093
Investing Activities:
Purchases of investments	(572,636)	(44,323)
Maturities of investments	313,060	43,388
Purchases of property and equipment	(15,089)	(13,350)
Capitalization of software development costs	(5,306)	(4,173)
Acquisition of a business and purchase of technology	(9,415)	—
Purchases of strategic investments	(2,800)	—
Restricted cash	(4,587)	—
Net cash and cash equivalents used in investing activities	(296,773)	(18,458)
Financing Activities:
Employee taxes paid related to the net share settlement of stock-based awards	(3,154)	(1,820)
Proceeds related to the issuance of common stock under stock plans	10,409	9,145
Repayments of capital lease obligations	(787)	(528)
Proceeds of the issuance of convertible notes, net of issuance costs paid of $10,767	389,233	—
Purchase of note hedge related to convertible notes	(78,920)	—
Proceeds from the issuance of warrants related to convertible notes, net of issuance costs paid of $200	58,880	—
Net cash and cash equivalents provided by financing activities	375,661	6,797
Effect of exchange rate changes on cash and cash equivalents	2,533	427
Net increase in cash and cash equivalents	117,041	5,859
Cash and cash equivalents, beginning of period	59,702	55,580
Cash and cash equivalents, end of period	$176,743	$61,439
Supplemental cash flow disclosure:
Cash paid for interest	$201	$166
Cash paid for income taxes	$436	$623
Non-cash investing and financing activities:
Property and equipment acquired under capital lease	$1,053	$720
Capital expenditures incurred but not yet paid	$836	$1,259
Asset retirement obligations	$403	$626

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

The Company is headquartered in Cambridge, Massachusetts, and has wholly-owned subsidiaries in Dublin, Ireland, which commenced operations in January 2013, in Sydney, Australia, which commenced operations in August 2014, in Singapore, which commenced operations in October 2015, in Tokyo, Japan, which commenced operations in July 2016, and in Berlin, Germany, which commenced operations in July 2017.

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

In January 2017, the FASB issued guidance, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, and early adoption is permitted.  The Company adopted this standard in the third quarter of 2017 and the adoption of this standard did not have a material impact on the consolidated financial statements.

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

In November 2016, the FASB issued guidance related to the presentation of restricted cash within the statement of cash flows. The guidance requires entities to show the changes in cash, cash equivalents, and restricted cash in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. As of September 30, 2017, we had $5.1 million in restricted cash. The new standard is effective beginning in the first quarter of 2018, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the consolidated financial statements.

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

In May 2014, the FASB issued updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also provides guidance on the recognition of costs related to obtaining customer contracts.  In July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard now is effective for annual reporting periods beginning January 1, 2018. The FASB will permit companies to adopt the new standard early, but not before the original effective date of January 1, 2017. The Company will adopt the standard on January 1, 2018, and currently anticipates adopting the standard using the modified retrospective method, which would result in a cumulative effect adjustment as of the date of adoption. The Company has established a team that is continuing to assess potential impacts of the standard on the timing of revenue recognition and accounting for deferred commission balances and whether the adoption will have a material impact on the consolidated financial statements and footnote disclosures. The Company has determined that there will be a change to the period over which sales commissions will be amortized to incorporate an estimated customer life, in addition to the initial contract period, and a change to the scope of capitalized sales commissions based on the definition of incremental costs of obtaining a contract. This will result in a higher capitalized commissions balance upon adoption. The amortization period is also expected to be longer than it currently is, which will reduce the expense in any one period as compared to today. In addition, there will be a change in relation to the timing of revenue recognition for certain sales contracts, where free or discounted services are bundled with our subscription offering due primarily to the removal of the current limitation on contingent revenue. This will accelerate revenue recognition on these contracts when these services are provided up front as compared to today. These changes are being evaluated to determine the potential impact to our financial statements and disclosures.

2. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, restricted stock units (“RSUs”), Employee Stock Purchase Plan (“ESPP”), and the Conversion Option of the 2022 Notes (Note 7) are considered to be potential common stock equivalents.

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(10,583)	$(10,515)	$(28,179)	$(31,733)
Weighted-average common shares outstanding — basic	37,047	35,393	36,639	35,038
Dilutive effect of share equivalents resulting from stock options, RSUs, ESPP and the Conversion Option of the 2022 Notes	—	—	—	—
Weighted-average common shares, outstanding — diluted	37,047	35,393	36,639	35,038
Net loss per share, basic and diluted	$(0.29)	$(0.30)	$(0.77)	$(0.91)

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

	As of September 30,
	2017	2016
	(in thousands)
Options to purchase common shares	2,398	2,818
RSUs	2,173	2,364
ESPP	3	5

The Company expects to settle the principal amount of the 2022 Notes in cash, and therefore, the Company uses the treasury stock method for calculating any potential dilutive effect of the Conversion Option on diluted net income per share, if applicable. The Conversion Option will have a dilutive impact on net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of the 2022 Notes of $94.77 per share.  During the three and nine months ended September 30, 2017, the Company's weighted average common stock price was below the conversion price of the 2022 Notes.

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at September 30, 2017 and December 31, 2016.

	September 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$26,230	$—	$—	$26,230
Commercial paper	—	4,767	—	4,767
Corporate bonds	—	77,359	—	77,359
U.S. government agency obligations	—	8,990	—	8,990
U.S. Treasury securities	—	368,422	—	368,422
Restricted cash:
Certificates of deposit	—	5,106	—	5,106
Other assets:
Strategic investments	—	—	2,800	2,800
Total	$26,230	$464,644	$2,800	$493,674

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$32,260	$—	$—	$32,260
Commercial paper	—	12,439	—	12,439
Corporate bonds	—	66,947	—	66,947
U.S. government agency obligations	—	10,980	—	10,980
Total	$32,260	$90,366	$—	$122,626

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At September 30, 2017 and December 31, 2016, our Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.

As of September 30, 2017, the fair value of the 2022 Notes (Note 7) was $443.6 million.  The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.

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

Strategic investments consist of non-controlling equity investments in privately held companies. These investments without readily determinable fair values for which the Company does not have the ability to exercise significant influence are accounted for using the cost method of accounting. Under the cost method of accounting, the non-marketable securities are carried at cost and are adjusted only for other-than-temporary impairments, certain distributions and additional investments. These investments are valued using significant unobservable inputs or data in an inactive market and the valuation requires the Company's judgment due to the absence of market prices and inherent lack of liquidity. The estimated fair value is based on quantitative and qualitative factors including, but not limited to, subsequent financing activities by the investee and projected discounted cash flows. Fair value is not estimated for non-marketable equity securities if there are no identified events or changes in circumstances that may have an effect on the fair value of the investment.

The following tables summarize the composition of our short- and long-term investments at September 30, 2017 and December 31, 2016.

	September 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$4,770	$—	$(3)	$4,767
Corporate bonds	77,460	2	(103)	77,359
U.S. government agency obligations	8,999	—	(9)	8,990
U.S. Treasury securities	259,663	26	(6)	259,683
Total	$350,892	$28	$(121)	$350,799

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$12,446	$—	$(7)	$12,439
Corporate bonds	67,126	—	(179)	66,947
U.S. government agency obligations	10,998	—	(18)	10,980
Total	$90,570	$—	$(204)	$90,366

For all of our securities for which the amortized cost basis was greater than the fair value at September 30, 2017, the Company has concluded that there is no plan to sell the security nor is it more likely than not that the Company would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, the Company considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

Contractual Maturities

The contractual maturities of short-term and long-term investments held at September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017		December 31, 2016
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
	(in thousands)		(in thousands)
Due within one year	$315,178	$315,130	$54,694	$54,648
Due after 1 year through 2 years	35,714	35,669	35,876	35,718
Total	$350,892	$350,799	$90,570	$90,366

4. Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Computer equipment and purchased software	$4,212	$3,237
Employee computer equipment	3,256	1,534
Furniture and fixtures	10,860	8,174
Office equipment	2,467	2,326
Leasehold improvements	32,107	23,693
Equipment under capital lease	3,453	2,412
Internal-use software	2,594	1,301
Construction in progress	1,318	322
Total property and equipment	60,267	42,999
Less accumulated depreciation and amortization	(19,666)	(12,798)
Property and equipment, net	$40,601	$30,201

Depreciation and amortization expense on property and equipment was $2.6 million for the three months ended September 30, 2017, $6.7 million for the nine months ended September 30, 2017, $1.6 million for the three months ended September 30, 2016 and $4.1 million for the nine months ended September 30, 2016.

5. Capitalized Software Development Costs

Capitalized software development costs, exclusive of those recorded within property and equipment, consisted of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Gross capitalized software development costs	$31,433	$25,152
Accumulated amortization	(22,867)	(18,629)
Capitalized software development costs, net	$8,566	$6,523

Capitalized software development costs are amortized on a straight-line basis over their estimated useful life of two to three years.

The following table summarizes software development costs capitalized, stock-based compensation included in capitalized software development costs, and amortization of capitalized software development costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Software development costs capitalized	$2,380	$1,988	$6,281	$4,588
Stock-based compensation included in capitalized software development costs	$414	$326	$1,237	$832
Amortization of software development costs	$1,545	$1,143	$4,391	$3,822

6. Business Acquisition and Purchase of Technology

On September 20, 2017, the Company acquired 100% of the equity interests of Motion AI, Inc., a Delaware technology corporation that allows users to scale one-to-one communications.  The acquisition strengthens the Company’s position in the one-to-one communication space. Under the terms of the purchase agreement, the Company paid $9.0 million. The excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets and liabilities acquired was recorded as goodwill and is primarily attributable to expanded market opportunities. The goodwill recognized is not deductible for U.S. income tax purposes.

The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed as part of the business combination were determined based on the replacement costs and present value of expected after-tax cash flows attributable to the business which were derived from management’s estimates and assumptions. The sole intangible asset acquired in the business combination was developed technology and the estimate of fair value of the developed technology was determined using a replacement cost approach and the useful life of the technology was estimated to be two years.

The preliminary allocation of the purchase price to the estimated fair value of acquired assets and assumed liabilities is $32 thousand of tangible assets, $6.0 million of acquired technology, and $5.2 million of goodwill. As part of the purchase price allocation, the Company recorded a discrete tax benefit of $2.2 million from a partial release of its deferred tax asset valuation allowance.  The net deferred tax liability from this acquisition provided a source of additional income to support the realizability of the Company’s pre-existing deferred tax assets and as a result, the Company released a portion of its valuation allowance. Lastly, there was approximately $4.0 million of potential consideration that was not included in the purchase price allocation as it is not associated with pre-combination services.  If earned, this will be recorded in the consolidated statement of operations over a period of approximately three years.

The Company has included the operating results of the business combination in its consolidated financial statements since the date of the acquisition. The acquisition did not have a material effect on the revenue or earnings in the consolidated income statement for the reporting periods presented.  The pro forma results of the Company as if the acquisition had taken place on the first day of the periods presented were not materially different from the amounts reflected in the accompanying consolidated financial statements.

During the third quarter of 2017 the Company also acquired technology for $400 thousand.  The estimated useful life of the acquired technology is two years.

7. 0.25% Convertible Senior Notes, Convertible Note Hedge and Warrant

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

Each $1,000 principal amount of the 2022 Notes will initially be convertible into 10.5519 shares of the Company’s common stock (the “Conversion Option”), which is equivalent to an initial conversion price of approximately $94.77 per share, subject to adjustment upon the occurrence of specified events. The 2022 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding February 1, 2022, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2017, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events.  On or after February 1, 2022 until the close of business on the second scheduled trading day immediately preceding the Maturity Date, holders may convert their 2022 Notes at any time, regardless of the foregoing circumstances.  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.  If the Company undergoes a fundamental change prior to the maturity date, holders of the notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances.    During the three months ended September 30, 2017, the conditions allowing holders of the 2022 Notes to convert have not been met. The 2022 Notes are therefore not convertible during the three or nine months ended September 30, 2017 and are classified as long-term debt.

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

The net carrying amount of the liability component of the 2022 Notes is as follows:

	As of September 30, 2017	As of December 31, 2016
	(in thousands)
Principal	$400,000	$—
Unamortized debt discount	(99,042)	—
Unamortized issuance costs	(7,395)	—
Net carrying amount	$293,563	$—

The net carrying amount of the equity component of the 2022 Notes is as follows:

	As of September 30, 2017	As of December 31, 2016
	(in thousands)
Debt discount for conversion option	$106,006	—
Issuance costs	(2,854)	—
Net carrying amount	$103,152	$—

Interest expense related to the 2022 Notes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Contractual interest expense	$250	$—	$390	$—
Amortization of debt discount	4,465	—	6,963	—
Amortization of issuance costs	334	—	519	—
Total interest expense	$5,049	$—	$7,872	$—

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

The difference between the Debt Discount and the total cost of the Convertible Note Hedges, and the difference between the calculation of the book and tax allocation of debt issuance costs between the liability and equity components of the 2022 Notes, resulted in a difference between the carrying amount and tax basis of the 2022 Notes.  This taxable temporary difference resulted in the Company recognizing a $9.4 million deferred tax liability which was recorded as an adjustment to additional paid-in capital on the consolidated balance sheet.  The creation of the deferred tax liability is recognized as a component of equity and represents a source of future taxable income which supports realization of a portion of the income tax benefit associated with the 2017 loss from operations.  Therefore, the Company will record a corresponding income tax benefit in its consolidated statement of operations in 2017.  In accordance with the guidance for calculating the interim income tax (benefit) provision, $6.9 million of this benefit was recorded as a deferred income tax benefit on the consolidated statement of operations during the nine months ended September 30, 2017.  The difference of $2.5 million between the interim benefit from income taxes and the deferred tax liability of $9.4 million was recorded as a liability for accrued income taxes on the consolidated balance sheet.  This liability will be reversed and the remaining $2.5 million deferred income tax benefit will be recorded during the remainder of 2017 as additional losses from operations are generated.

The net equity impact, included in additional paid-in capital, of the above components of the 2022 Notes is as follows:

(in thousands)
Conversion Option	$106,006
Purchase of Convertible Note Hedges	(78,920)
Sales of warrants	59,080
Issuance costs	(3,054)
Deferred tax liability	(9,399)
Total	$73,713

8. Commitments and Contingencies

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

In March 2017, the Company signed an agreement for a new 19 year property lease in Dublin, Ireland. The lease contains an option to break the lease after 10 years and 6 months. The lease commenced in August 2017 and the Company will pay an aggregate of approximately $10.9 million over the initial 10 year 6 month lease period.

Legal Contingencies

From time to time, we may become a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, and threatened claims, breach of contract claims, tax, and other matters. We currently have no material pending litigation.

9. Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ equity, for the nine months ended September 30, 2017.

	Cumulative Translation Adjustment	Unrealized Loss on Investments	Total
	(in thousands)
Beginning balance at January 1, 2017	$(589)	$(275)	$(864)
Other comprehensive gain before reclassifications	883	64	947
Amounts reclassified from accumulated other comprehensive income	—	—	—
Ending balance at September 30, 2017	$294	$(211)	$83

10. Stock-Based Compensation Expense

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Options	$1,246	$1,372	$3,863	$4,294
RSUs	10,521	7,045	29,680	18,296
Employee stock purchase plan	343	278	876	811
Total stock-based compensation expense	$12,110	$8,695	$34,419	$23,401

Effect of stock-based compensation expense on income by line item:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Cost of revenue, subscription	$163	$139	$455	$363
Cost of revenue, service	591	438	1,707	1,238
Research and development	3,110	2,341	9,013	6,371
Sales and marketing	5,015	3,473	13,889	9,368
General and administrative	3,231	2,304	9,355	6,061
Total stock-based compensation expense	$12,110	$8,695	$34,419	$23,401

Capitalized software development costs excluded from stock-based compensation expense is $414 thousand for the three months ended September 30, 2017, $1.2 million for the nine months ended September 30, 2017, $326  thousand for the three months ended September 30, 2016 and $832 thousand for the nine months ended September 30, 2016.

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

Revenues by geographical region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Americas	$72,930	$56,727	$205,556	$158,331
Europe	19,092	11,092	49,041	29,538
Asia Pacific	5,704	2,770	14,474	6,654
Total	$97,726	$70,589	$269,071	$194,523
Percentage of revenues generated outside of the Americas	25%	20%	24%	19%

Revenue derived from customers outside the United States (international) was approximately 33% of total revenue in the three months ended September 30, 2017, 32% of total revenue in the nine months ended September 30, 2017, 27% of total revenue in the three months ended September 30, 2016, and 27% of total revenue in the nine months ended September 30, 2016.

Total long-lived assets by geographical region:

	As of September 30, 2017	As of December 31, 2016
Americas	$29,815	$23,205
Europe	8,323	4,716
Asia Pacific	2,463	2,280
Total long-lived assets	$40,601	$30,201
Percentage of long-lived assets held outside of the Americas	27%	23%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

While our platform can scale to the enterprise, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving them. We efficiently reach these businesses at scale through our proven inbound go-to-market approach and our marketing agency partners. Our platform is particularly suited to serving the needs of mid-market business-to-business companies. These mid-market businesses seek an integrated, easy to implement and easy to use solution to reach customers and compete with organizations that have larger marketing and sales budgets. As of September 30, 2017, we had 37,450 total customers of varying sizes in more than 90 countries, representing almost every industry.

We derive most of our revenue from subscriptions to our cloud-based software platform and related professional services, which consist of customer on-boarding and training services. Subscription revenue accounted for 95% of our total revenue in the three and nine months ended September 30, 2017 and 94% of our total revenue in the three and nine months ended September 30, 2016. We sell multiple product plans at different base prices on a subscription basis, each of which includes our core platform and integrated applications to meet the needs of the various customers we serve. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We generate additional revenue based on the purchase of additional subscriptions, purchase of additional products, purchases of our add-on products and the number of account users, subdomains and website visits. Substantially all of our customers’ subscriptions are one year or less in duration.

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

Many of our customers purchase on-boarding and training services which are designed to help customers enhance their ability to attract, engage and delight their customers using our platform. Professional services and other revenue accounted 5% of our total revenue in the three and nine months ended September 30, 2017 and 6% of our total revenue in the three and nine months ended September 30, 2016.  We expect professional services and other margins to range from a moderate loss to breakeven for the foreseeable future.

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

Total Customers. We believe that our ability to increase our customer base is an indicator of our market penetration and growth of our business as we continue to expand our sales force and invest in marketing efforts. We define our total customers at the end of a particular period as the number of business entities or individuals with one or more paid subscriptions to our sales or marketing platforms, either paid directly or through an agency partner. We do not include in total customers business entities or individuals with one or more paid subscriptions solely for our legacy HubSpot Sales ($10) product. A single customer may have separate paid subscriptions for separate websites, sales licenses or seats, or our marketing and sales platforms, but we count these as one customer if certain customer-provided information such as company name, URL, or email address indicate that these subscriptions are managed by the same business entity or individual. As of September 30, 2017 we had 37,450 total customers.

Total Average Subscription Revenue per Customer. We believe that our ability to increase the total average subscription revenue per customer is an indicator of our ability to grow the long-term value of our existing customer relationships. We define total average subscription revenue per customer during a particular period as subscription revenue, excluding revenue from our legacy HubSpot Sales ($10) product, from our total customers during the period divided by the average total customers during the same period.  In the three months ended September 30, 2017 total average subscription revenue per customer was $10,332.

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

Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Subscription	$93,164	$66,505	$255,030	$182,357
Professional services and other	4,562	4,084	14,041	12,166
Total revenue	97,726	70,589	269,071	194,523
Cost of revenues:
Subscription	12,933	10,655	36,834	29,550
Professional services and other	6,077	5,157	17,839	15,428
Total cost of revenues	19,010	15,812	54,673	44,978
Gross profit	78,716	54,777	214,398	149,545
Operating expenses:
Research and development	18,828	12,100	48,087	33,182
Sales and marketing	57,904	41,193	155,284	115,531
General and administrative	14,110	11,435	41,730	31,674
Total operating expenses	90,842	64,728	245,101	180,387
Loss from operations	(12,126)	(9,951)	(30,703)	(30,842)
Other expense:
Interest income	1,274	224	2,311	604
Interest expense	(5,063)	(97)	(7,947)	(277)
Other expense	(26)	(365)	(251)	(900)
Total other expense	(3,815)	(238)	(5,887)	(573)
Loss before income tax benefit (expense)	(15,941)	(10,189)	(36,590)	(31,415)
Income tax benefit (expense)	5,358	(326)	8,411	(318)
Net loss	$(10,583)	$(10,515)	$(28,179)	$(31,733)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Subscription	95%	94%	95%	94%
Professional services and other	5	6	5	6
Total revenue	100	100	100	100
Cost of revenue:
Subscription	13	15	14	15
Professional services and other	6	7	7	8
Total cost of revenue	19	22	20	23
Gross profit	81	78	80	77
Operating expenses:
Research and development	19	17	18	17
Sales and marketing	59	58	58	59
General and administrative	14	16	16	16
Total operating expenses	93	92	91	93
Loss from operations	(12)	(14)	(11)	(16)
Total other expense	(4)	—	(2)	—
Loss before income tax benefit (expense)	(16)	(14)	(14)	(16)
Income tax benefit (expense)	5	—	3	—
Net loss	(11)%	(15)%	(10)%	(16)%

Percentages are based on actual values. Totals may not sum due to rounding.

Three Months and Nine Months Ended September 30, 2017 Compared to the Three and Nine Months Ended September 30, 2016

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Revenues:
Subscription	$93,164	$66,505	$26,659	40%	$255,030	$182,357	$72,673	40%
Professional services and other	4,562	4,084	478	12%	14,041	12,166	1,875	15%
Total revenue	$97,726	$70,589	$27,137	38%	$269,071	$194,523	$74,548	38%

Three month change

Subscription revenue increased during the three months ended September 30, 2017 compared to the same period in 2016 primarily due to the increase in total customers, which grew from 25,541 as of September 30, 2016 to 37,450 as of September 30, 2017.  Total average subscription revenue per customer decreased from $10,762 for the three months ended September 30, 2016 to $10,332 for the three months ended September 30, 2017. The growth in total customers was primarily driven by our increased sales representative capacity to meet market demand. The decrease in average subscription revenue per customer was driven primarily by our continued adoption of our “freemium” model which allows us to add new customers through our lower cost sales and marketing products.

The 12% increase in professional services and other revenue resulted primarily from the delivery of on-boarding and training services for subscriptions sold.

Nine month change

Subscription revenue increased during the nine months ended September 30, 2017 compared to the same period in 2016 primarily due an increase in total customers, which grew from 25,541 as of September 30, 2016 to 37,450 as of September 30, 2017.  Total average subscription revenue per customer decreased from $10,762 for the three months ended September 30, 2016 to $10,332 for the three months ended September 30, 2017. The growth in total customers was primarily driven by our increased sales representative capacity to meet market demand. The decrease in average subscription revenue per customer was driven primarily by our continued adoption of our “freemium” model which allows us to add new customers through our lower cost sales and marketing products.

The 15% increase in professional services and other revenue resulted primarily from the delivery of on-boarding and training services for subscriptions sold.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended September 30,				Nine Months Ended September '30,
(dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Total cost of revenue	$19,010	$15,812	$3,198	20%	$54,673	$44,978	$9,695	22%
Gross profit	$78,716	$54,777	$23,939	44%	$214,398	$149,545	$64,853	43%
Gross margin percentage	81%	78%			80%	77%

Total cost of revenue for the three and nine months ended September 30, 2017 increased compared to the same period in 2016 primarily due to an increase in subscription and hosting costs, employee-related costs, amortization of developed technology, and allocated overhead expenses. The increase in gross margin was primarily driven by improved leverage of our hosting costs relative to growth in subscription revenue.

	Three Months Ended September30,				Nine Months Ended September 30,
(dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Subscription cost of revenue	$12,933	$10,655	$2,278	21%	$36,834	$29,550	$7,284	25%
Percentage of subscription revenue	14%	16%			14%	16%

The increase in subscription cost of revenue for the three and nine month period ended September 30, 2017 compared to the same period in 2016 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Subscription and hosting costs	$732	$3,137
Employee-related costs	682	2,352
Capitalized software amortization	532	839
Allocated overhead expenses	332	956
	$2,278	$7,284

Three month change

Subscription and hosting costs increased due to growth in our total customer base from 25,541 at September 30, 2016 to 37,450 at September 30, 2017. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products and increased functionality.

Nine month change

Subscription and hosting costs increased due to growth in our total customer base from 25,541 at September 30, 2016 to 37,450 at September 30, 2017. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products and increased functionality.

	Three Months Ended September30,				Nine Months Ended September 30,
(dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Professional services and other cost of revenue	$6,077	$5,157	$920	18%	$17,839	$15,428	$2,411	16%
Percentage of professional services and other revenue	133%	126%			127%	127%

The increase in professional services and other cost of revenue for the three and nine month period ended September 30, 2017 compared to the same period in 2016 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Employee-related costs	$655	$1,504
Allocated overhead expenses	265	907
	$920	$2,411

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

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Research and development	$18,828	$12,100	$6,728	56%	$48,087	$33,182	$14,905	45%
Percentage of total revenue	19%	17%			18%	17%

The increase in research and development expense for the three and nine month period ended September 30, 2017 compared to the same period in 2016 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Employee-related costs	$5,563	$12,562
Allocated overhead expenses	1,165	2,343
	$6,728	$14,905

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

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Sales and marketing	$57,904	$41,193	$16,711	41%	$155,284	$115,531	$39,753	34%
Percentage of total revenue	59%	58%			58%	59%

The increase in sales and marketing expense for the three and nine month period ended September 30, 2017 compared to the same period in 2016 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Employee-related costs	$6,697	$20,737
Marketing programs	5,670	8,059
Partner commissions	2,454	5,953
Allocated overhead expenses	1,890	5,004
	$16,711	$39,753

Three month change

Employee-related costs increased as a result of increased headcount as we continue to expand our selling and marketing organizations to grow our customer base. Marketing programs increased due to the timing and increased size of our annual INBOUND event, which occurred during the third quarter of the current year as compared to the fourth quarter of the prior year. Partner commissions increased as a result of increased revenue generated through our marketing agency partners. Allocated overhead expenses increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount.

Nine month change

Employee-related costs increased as a result of increased headcount as we continue to expand our selling and marketing organizations to grow our customer base. Marketing programs increased due to the timing and increased size of our annual INBOUND event, which occurred during the third quarter of the current year as compared to the fourth quarter of the prior year. Marketing programs also increased due to the timing of certain marketing efforts compared to prior year. Partner commissions increased as a result of increased revenue generated through our marketing agency partners. Allocated overhead expenses increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
General and administrative	$14,110	$11,435	$2,675	23%	$41,730	$31,674	$10,056	32%
Percentage of total revenue	14%	16%			16%	16%

The increase in general and administrative expense for the three and nine month period ended September 30, 2017 compared to the same period in 2016 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Employee-related costs	$1,667	$6,462
Allocated overhead expenses	646	2,624
Customer credit card fees	362	970
	$2,675	$10,056

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

Other expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Other expense	$(3,815)	$(238)	$(3,577)	1,503%	$(5,887)	$(573)	$(5,314)	927%
Percentage of total revenue	(4)%	*			(2)%	*

*	not meaningful

Other expense includes interest income and expense and the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities. The increase in other expense for the three and nine month periods ended September 30, 2017 compared to the same periods in 2016 was primarily due to the amortization of the debt discount and issuance costs related to the 2022 Notes that is recorded as interest expense.

Income tax benefit (expense)

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Income tax benefit (expense)	$5,358	$(326)	$5,684	1,744%	$8,411	$(318)	$8,729	2,745%
Effective tax rate	(34)%	*			(23)%	*

Income tax benefit (expense) consists of current and deferred taxes for U.S. and foreign income taxes. The increase in the income tax benefit for the three and nine month periods ended September 30, 2017 compared to the same periods in 2016 was primarily due to the deferred tax impact of the acquisition of a business and the issuance of the 2022 Notes. For more information on the tax implications of the acquisition of a business and the 2022 Notes, refer to Notes 6 and 7 of the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Our principal sources of liquidity to date have been cash and cash equivalents, net accounts receivable, our common stock offerings, and our convertible notes offering.

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents provided by operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash and cash equivalents	$176,743	$61,439
Working capital	410,392	49,092
Net cash and cash equivalents provided by operating activities	35,620	17,093
Net cash and cash equivalents used in investing activities	(296,773)	(18,458)
Net cash and cash equivalents provided by financing activities	375,661	6,797

Our cash and cash equivalents at September 30, 2017 were held for working capital purposes. We believe our working capital is sufficient to support our operations for at least the next 12 months. At September 30, 2017, $27.3 million of our cash and cash equivalents was held in accounts outside the United States. A portion of these funds would be subject to U.S. federal taxation if repatriated, with such tax liability partially offset by foreign tax credits.   However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Net Cash and Cash Equivalents Provided by Operating Activities

Net cash and cash equivalents provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash and cash equivalents provided by operating activities during the nine months ended September 30, 2017 primarily reflected our net loss of $28.2 million and benefit for deferred income taxes of $9.1 million offset by non-cash expenses that included $11.1 million of depreciation and amortization, $34.4 million in stock-based compensation, $4.3 million of non-cash rent expense and $7.5 million of amortization of debt discount and issuance costs. Working capital sources of cash and cash equivalents included a

$20.6 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $3.6 million increase in deferred rent related to a tenant improvement allowance received, a $6.8 million increase in accrued expenses, and a $1.6 million increase in accounts payable related to timing of bill payments. These sources of cash and cash equivalents were offset by a $8.5 million increase in accounts receivable related to increased billings, a $5.4 million increase in prepaid expenses and other assets, and a $2.0 million increase in deferred commissions.

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

Net Cash and Cash Equivalents Used in Investing Activities

Our investing activities have consisted primarily of purchases and maturities of investments, property and equipment purchases, the restriction of cash associated with certain landlord guarantees for our leases, an acquisition of a business and purchase of technology, and capitalization of software development costs. Capitalized software development costs are related to new products or improvements to our existing software platform that expands the functionality for our customers.

Net cash and cash equivalents used in investing activities during the nine months ended September 30, 2017 consisted primarily of $572.6 million purchases of investments, $15.1 million of purchased property and equipment, $5.3 million of capitalized software development costs, $9.4 million for the acquisition of a business and purchase of technology, $2.8 million related to the purchase of strategic investments and $4.6 million increase in restricted cash related to our leased facilities. These uses of cash were offset by $313.1 million received related to the maturity of investments.

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

For the nine months ended September 30, 2017, cash provided by financing activities consisted primarily of $389.2 million of net proceeds from the issuance of the 2022 Notes, $58.9 of proceeds from the issuance of warrants related to the 2022 Notes, and $10.4 million of proceeds related to issuance of common stock under stock plans. These sources of cash were offset by $78.9 million used for the purchase of a note hedge related to 2022 Notes and $3.2 million used for payment of employee taxes related to the net share settlement of stock-based awards and $787 thousand used for repayments of capital leases.

For the nine months ended September 30, 2016, cash provided by financing activities consisted primarily of $9.1 million of proceeds related to issuance of common stock under stock plans. This source of cash was offset by $1.8 million used for payment of employee taxes related to the net share settlement of stock-based awards and $528 thousand used for repayments of capital lease obligations.

Contractual Obligations and Commitments

As of September 30, 2017, there were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K filed with the SEC on February 16, 2017, other than those appearing in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Recent Accounting Pronouncements in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2017, we had no material off-balance sheet arrangements, exclusive of operating leases and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

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

The table below provides a sensitivity analysis of hypothetical 10% changes of the Company’s stock price as of September 30, 2017 and the estimated impact on the fair value of the 2022 Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such event may have on the fair value of the 2022 Notes.

Hypothetical change in HubSpot stock price	Fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$469,992	$26,424	6%
No change	$443,568	$—	—
10% decrease	$417,176	$(26,392)	(6)%

Item 4.	Controls and Procedures

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

We generated net losses of $28.2 million and $31.7 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $274.5 million. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to grow our marketing and sales operations, develop and enhance our inbound platform, scale our data center infrastructure and services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

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

Our head count and operations have grown substantially. For example, we had 1,962 full-time employees as of September 30, 2017, as compared with 1,597 as of December 31, 2016. We opened our first international office in Dublin, Ireland in January 2013, and additional international offices in Sydney, Australia in August 2014, in Singapore in October 2015, in Tokyo in July 2016 and in Berlin in July 2017.  This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

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

High-quality education, training and customer support are important for the successful marketing, sale and use of our inbound platform and for the renewal of existing customers. Providing this education, training and support requires that our personnel who manage our online training resource, HubSpot Academy, or provide customer support have specific inbound experience domain knowledge and expertise, making it more difficult for us to hire qualified personnel and to scale up our support operations. The importance of high-

quality customer support will increase as we expand our business and pursue new customers. If we do not help our customers use multiple applications within our inbound platform and provide effective ongoing support, our ability to sell additional functionality and services to, or to retain, existing customers may suffer and our reputation with existing or potential customers may be harmed.

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

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share, our stock price has ranged from $25.79 to $84.15, through September 30, 2017. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

November 1, 2017