Form 10-K
period 2017-12-31
HUBSPOT INC
filed 2018-02-13
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on June 30, 2017, as reported by the New York Stock Exchange on such date was approximately$3,304,897,251. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

On February 7, 2018, the registrant had 37,858,197 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

HUBSPOT, INC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and these statements involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward-looking statements.  Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

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

•	our ability to maintain our brand and inbound marketing thought leadership position;
•	the impact of our corporate culture and our ability to attract, hire and retain necessary qualified employees to expand our operations;
•	the anticipated effect on our business of litigation to which we are or may become a party;
•	our ability to successfully acquire and integrate companies and assets
•	our plans regarding declaring or paying cash dividends in the foreseeable future; and
•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business both in the United States and internationally.

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

In this Annual Report on Form 10-K, the terms “HubSpot,” “we,” “us,” and “our” refer to HubSpot, Inc. and its subsidiaries, unless the context indicates otherwise.

PART 1

ITEM I. BUSINESS

Overview

We provide a cloud-based marketing and sales software platform, which we refer to as our Software Platform, that enables businesses to deliver an inbound experience. An inbound marketing and sales experience attracts, engages and delights customers by being more relevant, more helpful, more personalized and less interruptive than traditional marketing and sales tactics. Our Software Platform features integrated applications to help businesses attract visitors to their websites, convert visitors into leads, close leads into customers and delight customers so that they become promoters of those businesses. These integrated applications include social media, search engine optimization, blogging, website content management, marketing automation, email, sales productivity, CRM, analytics, and reporting.

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

We designed our all-in-one Software Platform from the ground up to enable businesses to provide an inbound experience to their prospects and customers. At the core of our Software Platform is a single inbound database for each business that captures its lead and customer activity throughout the customer lifecycle. Our Software Platform uses our centralized inbound database to empower businesses to create more personalized interactions with leads and customers, such as personalized emails, personalized social media alerts, personalized websites and targeted alerts for sales people. We provide a comprehensive set of integrated applications on our Software Platform, which offers businesses ease of use, power and simplicity. We designed and built our Software Platform to serve a large number of customers of any size with demanding use cases.

While our Software Platform can scale to the enterprise, we focus on selling to mid-market businesses, which we define as businesses that have between 10 and 2,000 employees. We believe we have significant competitive advantages attracting and serving this market segment. We efficiently reach these businesses at scale through our proven inbound go-to-market approach, freemium pricing strategy and thousands of marketing agency and sales partners, which we refer to as our Partners, worldwide. Our Software Platform is particularly suited to serving the needs of mid-market business-to-business, or B2B, companies. These mid-market businesses seek an integrated, easy to implement and easy to use solution to reach customers and compete with organizations that have larger marketing and sales budgets. As of December 31, 2017, we had 41,593 total customers of varying sizes in more than 90 countries, representing almost every industry.

We have a leading brand in the cloud-based inbound marketing and sales software industry. Our brand recognition comes from our thought leadership, including our blogs, which average more than 4.5 million visits each month, and our commitment to innovation. Our founders, Brian Halligan and Dharmesh Shah, wrote the best-selling marketing book Inbound Marketing: Get Found Using Google, Social Media and Blogs. We also have one of the largest social media followings in our industry and our INBOUND conference is one of the largest inbound industry events, with over 21,000 registered attendees in 2017.

We sell our Software Platform on a subscription basis. Our total revenue increased to $375.6 million in 2017, from $271.0 million in 2016, and from $181.9 million in 2015, representing year-over-year increases of 39% in 2017 and 49% in 2016. We had net losses of $39.7 million in 2017, $45.6 million in 2016, and $46.1 million in 2015.

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

Customers are blocking out traditional marketing and sales tactics. Customers are ignoring traditional marketing and sales tactics, often by using technology to block them out. For example:

•	Hundreds of millions phone of numbers have been placed on the U.S. Do Not Call registry.
•	People have unsubscribed from email marketing lists.
•	Email services and spam filters are increasingly enabling customers to filter out and de-prioritize promotional messages.
•	Online advertising has limited engagement.

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

Market Opportunity

We believe there is a large market opportunity created by the fundamental transformation in marketing and sales. Businesses of nearly all sizes and in nearly all industries can benefit from delivering an inbound experience to attract, engage and delight their customers. We focus on selling our Software Platform to mid-market businesses. As of December 31, 2017, we had 41,593 total customers, and our total average subscription revenue per customer for the year ended December 31, 2017 was $10,180.

We believe our Software Platform addresses several segments of existing marketing, sales and services software and that spending in each of these segments will increasingly shift to platforms that enable an inbound experience.

Advantages of Our Solution

We provide our Software Platform that helps businesses attract, engage and delight customers throughout the customer lifecycle. Our Software Platform features a central inbound database of lead and customer interactions and integrated applications to help businesses attract visitors to their websites, convert visitors into leads, close leads into customers and delight customers so they become promoters of those businesses.

Designed for an Inbound Experience. Our Software Platform was architected from the ground up to enable businesses to transform their marketing and sales playbook to meet the demands of today’s customers. Our Software Platform includes integrated applications to help businesses efficiently attract more customers through search engine optimization, social media, blogging and other useful content. In addition, our Software Platform is designed to help businesses personalize and optimize interactions with their customers through websites, landing pages, social media and emails, and across devices.

Ease of Use of All-In-One Platform. We provide a set of integrated applications on a common platform, which offers businesses ease of use and simplicity. Our Software Platform has one login, one user interface, one inbound database and one number to call for support: 888-HUBSPOT. Our Software Platform is designed to be used by people without technical training, does not require an expert or technical system administrator and was built to make it easy to get started. Because of its ease of use and integration, our Software Platform enables businesses to focus on attracting, engaging and delighting customers, instead of spending time and money coordinating their marketing and sales efforts across multiple point applications.

Power of All-In-One Platform. At the core of our Software Platform is a single inbound database for each business that captures its lead and customer activity throughout the customer lifecycle. For example, our Software Platform creates a unified timeline incorporating all the interactions with a particular person. If a business’s customer visits its website, comments on its blog, opens an email it sent, interacts with the business on Twitter, watches one of its videos, fills out a form, or is marked as a sales opportunity by its salesperson, all of that activity is centrally managed and presented on the timeline for that contact and is available for use across our applications. Our Software Platform also makes it easy to use the customer data to empower more personalized interactions with the customer, such as personalized social media alerts, personalized content on a business’s website, personalized emails and targeted alerts to its sales people.

Clear ROI for Customers. Our Software Platform delivers proven and measurable results for our customers. Our customers often experience significant increases in the volume of traffic to their websites, the volume of inbound leads and the rate of converting leads into customers.

Scalability. Our Software Platform was designed and built to serve a large number of customers of any size and with demanding use cases. Our Software Platform currently processes billions of data points each week, and we use leading global cloud infrastructure providers and our own automation technology to dynamically allocate capacity to handle processing workloads of all sizes. We have built our Software Platform on modern technologies, including HBase and Hadoop, which we believe are more scalable than traditional database technologies. Our scalability gives us flexibility for future growth and enables us to service a large variety of businesses of different sizes across different industries.

Extendable and Open Architecture. Our Software Platform features a variety of open APIs that allows easy integration of our platform with other applications. We enable our customers to connect our platform to their other applications, including CRM and ecommerce applications. By connecting third-party applications, our customers can leverage our centralized inbound database to perform additional functions and analysis.

Our Competitive Strengths

We believe that our market leadership position is based on the following key strengths:

Leading Platform. We have designed and built a world-class, Software Platform. We believe our customers choose our Software Platform over others because of its powerful, integrated and easy to use applications. Independent customer reviews and ratings of our Software Platform compared to other applications show that we have high customer satisfaction.

Market Leadership and Strong Brand. We are a recognized thought leader in the cloud-based inbound marketing and sales software industry with a leading brand. Our founders, Brian Halligan and Dharmesh Shah, wrote the best-selling marketing book Inbound Marketing: Get Found Using Google, Social Media and Blogs. More than 90,000 copies have been sold and it is available in nine languages. There are more than 145 self-organized HubSpot user groups. We also have over 2.5 million followers and fans among Twitter, Facebook, LinkedIn and Instagram as of December 31, 2017, including over 145,000 members of LinkedIn who belong to our inbound marketers group. Our INBOUND conference is one of the largest inbound industry conference events with attendance increasing from 1,100 in 2011 to over 21,000 registered attendees in 2017. We believe that it is inherently difficult to replicate the number of websites that link to us, the volume of useful content we have published, our large social media following, the breadth of our search engine rankings and our overall brand strength because these assets cannot be easily purchased or built.

Large and Growing Partner Program. Thousands of agencies partner with us for the value of our Software Platform to their business including being able to offer new inbound marketing and sales services to their clients which can grow their revenue per customer, attract new customers and increase the portion of their clients on a retainer relationship. We believe that the wide adoption of our Software Platform in the agency industry is evidence that we are becoming an industry standard. Partners and customers referred to us by our Partners represented approximately 36% of our total customers as of December 31, 2017, and approximately 40% of our revenue for the year ended December 31, 2017. These Partners help us to promote the vision of the inbound experience, efficiently reach new mid-market businesses at scale and provide our mutual customers with more diverse and higher-touch services.

Mid-Market Focus. We believe we have significant competitive advantages reaching mid-market businesses and efficiently reach this market at scale as a result of our proven inbound go-to-market approach and our Partner channel. In 2017, over 86% of the new leads we generated and over 89% of our new customers were from inbound marketing and did not have any advertising costs associated with them. We believe our large inbound marketing footprint, Partner program, and freemium pricing strategy provide competitive advantages in reaching mid-market businesses.

Powerful Network Effects. We have built a large and growing ecosystem around our Software Platform and company. We have built what we believe is the largest engaged audience in our industry, which now comprises more than 7 million people between visitors to our blogs, Twitter followers, Facebook fans, LinkedIn connections. We have attracted thousands of Partners worldwide who promote our brand and extend our marketing and sales reach. Thousands of our customers integrate third-party applications with our Software Platform using our built-in connectors and third-party developer partners. We have trained and currently certified more than 130,000 marketers on inbound marketing. Our annual INBOUND conference attracted more than 21,000 registered attendees in 2017. We believe this ecosystem drives more businesses and professionals to embrace the inbound playbook. As our engaged audience grows, more agencies partner with us, more third-party developers integrate their applications with our Software Platform, and more professionals complete our certification programs, all of which drive more businesses to adopt our Software Platform.

Our Growth Strategy

The key elements to our growth strategy are:

Grow Our U.S. Customer Base. The market for our Software Platform is large and underserved. Mid-market businesses are particularly underserved by existing point application vendors and often lack sufficient resources to implement complex solutions. Our all-in-one Software Platform allows mid-market businesses to efficiently adopt and execute an effective inbound marketing and sales strategy to help them expand and grow. We will continue to leverage our inbound go-to-market approach and our network of Partners to keep growing our domestic business.

Increase Revenue from Existing Customers. With 41,593 total customers in more than 90 countries spanning many industries, we believe we have a significant opportunity to increase revenue from our existing customers. We plan to increase revenue from our existing customers by expanding their use of our Software Platform, selling to other parts of their organizations, cross-selling our sales products to existing marketing customers and vice versa through touchless or low touch in product purchases, and upselling additional offerings and features. Our scalable pricing model allows us to capture more spend as our customers grow, increase the number of their customers and prospects managed on our Software Platform, and require additional functionality available from our higher price tiers and add-ons, providing us with a substantial opportunity to increase the lifetime value of our customer relationships.

Keep Expanding Internationally. There is a significant opportunity for our Software Platform outside of the United States. As of December 31, 2017, approximately 39% of our total customers were located outside of the United States and these customers generated approximately 33% of our total revenue for the year ended December 31, 2017. We sell to those foreign customers from our U.S., European, and Asia Pacific based operations. We intend to grow our presence in international markets through additional investments in local sales, marketing and professional service capabilities, as well as by leveraging our Partner network. We opened our first international office in Dublin, Ireland focused on the European market in January 2013 and our second, third and fourth international offices focused on the Asia Pacific market in Sydney, Australia in August 2014, Singapore in October 2015, and Tokyo, Japan in July 2016. In July 2017, we opened a fifth international office in Berlin, Germany. We already have significant website traffic from regions outside the United States and we believe that markets outside the United States represent a significant growth opportunity.

Continue to Innovate and Expand Our Software Platform. Mid-market businesses are increasingly realizing the value of having an integrated marketing, sales and service platform. We believe we are well positioned to capitalize on this opportunity by introducing new products and applications to extend the functionality of our Software Platform. For example, in 2017 we launched a new HubSpot Sales Professional product tier with enhanced features such as artificial intelligence, advanced automation, and custom reporting, which enables growing teams to sell smarter, not harder. In addition, we added significant functionality to our core marketing, sales and CRM products throughout the year. The additional functionality includes: Content Strategy, an integrated content and search engine optimization, or SEO, tool that helps marketers adapt to the way modern search works and get more traffic with less content; Campaign Reporting, a powerful new set of reports that helps customers tie even their broadest marketing campaigns directly to the metrics that matter most: traffic, leads, and revenue; Smart List Retargeting, which allows companies with our Ads add-on to sync HubSpot lists to audiences in Facebook. This feature is intended to allow companies to retarget, nurture, and convert users dynamically based on HubSpot data. We also introduced a native integration with a leading e-commerce partner.

Selectively Pursue Acquisitions. We plan to selectively pursue acquisitions of complementary businesses, technologies and teams that would allow us to add new features and functionalities to our platform and accelerate the pace of our innovation.

Our Products

All-in-one Software Platform

HubSpot’s Software Platform is a collection of integrated tools that gives businesses everything they need to attract, engage, close, and delight new customers in a unified suite of tools. Every tool in our growth stack (HubSpot CRM Free, Marketing Hub, and Sales Hub) is available in both free and paid tiers with gradually increasing levels of functionality that support the needs of our customers as they see success with our tools and their businesses grow.

At the core of our Software Platform is a single inbound database of lead and customer information. This allows a complete view of lead and customer interactions across all of our integrated applications, giving our Software Platform substantial power. This integration makes it possible to personalize every aspect of the customer web content, social media engagement and email messages across devices, including mobile. The integrated applications on our Software Platform have a common user interface, are accessed through a single login and are based on our inbound database.

HubSpot CRM Free

We introduced HubSpot CRM Free as a free client relationship management, or CRM, system that allows businesses to track their interactions with contacts and companies, manage their sales activities and report on their pipeline and sales. HubSpot CRM Free is a free product that can be used standalone, or with any version of Marketing Hub and/or Sales Hub. The features of HubSpot CRM Free are explained below.

•	Marketing Tools — Collect leads, analyze activity on website, and measure success.
•	Contact Management — Manage contact information for people and companies. Track the history of every interaction with those contacts.

•	Sales Enablement — Speed up sales process with email templates, tracking and notifications, plus stored documents and a meeting link for fast follow-up.
•	Pipeline Reporting — Report on what deals are in what stage of the sales process with visibility for sales representatives and aggregate reporting for sales managers.

Marketing Hub

Marketing Hub is an all-in-one toolset for marketers to attract, engage, and nurture new leads towards sales readiness and over the entire customer lifecycle. Marketing Hub is available in a free and several paid tiers, and can be used standalone, with HubSpot CRM Free, and/or any version of Sales Hub. The features of Marketing Hub are explained below.

Marketing Automation and Email. Businesses can execute, manage and analyze sophisticated email marketing campaigns and segment and personalize emails using sophisticated triggers such as viewing a video, completing a form, or interacting via social media. Features include:

•	Advanced Segmentation — Use all the information in the inbound database to create highly segmented groups for more personalized and engaging email marketing.
•	Personalization — Dynamically personalize the content of emails including the sender, images and text based on the information about the recipient in the inbound database.
•

Sophisticated Campaign Workflows — Create sophisticated marketing automation workflows that continue to automatically engage leads by using, for example, time delays of various lengths and multiple follow up emails that are customized based on different user actions or behavior.

•

Lead Scoring —  Lead scoring in HubSpot uses machine learning to understand the quality of, and predict the likelihood that, a lead has potential to become a customer. Lead scoring in HubSpot takes hundreds of factors about a prospect into consideration such as visiting specific web pages, watching certain videos, opening certain emails, having a certain job title, or other custom data in the inbound database. Customers can define which leads are sent to the CRM system for sales engagement based on these criteria.

•	Analysis — Measure email open rates, click-through rates and other email marketing metrics.

Content. Our content tools are part content management system and part personalization engine, enabling businesses to create new and edit existing web content while also personalizing their websites for different visitors and optimizing their websites to convert more visitors into leads and customers. Features include:

•

Business Blogging — Designed for lead generation, our blog includes “get-as-you-type” SEO tips for how to improve articles, built-in social media integration to automatically post new articles in social media, mobile optimization that automatically optimizes posts for smartphones and tablets, and integrated analytics that allow marketers to see the performance of each post and their blogging overall.

•

Website Pages — A flexible system to build modern websites with responsive design, which means websites are dynamically optimized for desktops, laptops, tablets and smartphones without the need for maintaining different website versions for each device type. Build database-driven content that powers your website, and make one-click updates using content staging.

•	Smart Content — Display customized text, images or other content to customers to provide a personalized experience based on any information stored in the inbound database.
•	Landing Pages and Forms — Easily build lead-capture forms and create landing pages with the ability to test and optimize different designs to improve conversion rates.
•	Calls-to-Action — Create buttons and callouts that direct visitors to landing pages, with the ability to optimize click-through rates by testing different designs and messages.
•	File Manager — Integrated file storage and management that works across the Marketing Hub, and enables marketers access to an integrated library of over 60,000 Shutterstock images.

Social Media. Our social media applications allow businesses to monitor, publish and track social media across Facebook, LinkedIn, Twitter and Google+, leveraging the personalized information about each contact stored in the inbound database. Features include:

•

Monitoring — Monitor social media messages not just for keywords, but also using segmented lists created based on criteria in the inbound database such as active sales opportunities or customers who purchased in the last 30 days, and set alerts to be sent when new messages are posted meeting these criteria.

•	Publishing — Schedule messages to be posted at any time in multiple Twitter accounts, as well as personal pages, business pages and groups on LinkedIn, Google+ and Facebook.
•	Analysis — Measure which posts get the most engagement including the number of website visits, new contacts and new customers generated from each post.

Search Engine Optimization (SEO). Our SEO applications are tightly integrated into all of the content applications on our platform, making it easy to select the right keywords and optimize content to attract more visitors from search engines. Features include:

•

Content Strategy — Evaluate site content and suggest topics based on relevance, competition, and popularity; organize relevant topics into clusters of content that define and elevate site influence in search engines.

•	Keywords — Identify which search terms are used more frequently and are better opportunities, and track results on each keyword.
•	Page Performance — Generate automated diagnostic reports about which web pages are not properly optimized, including instructions on what to fix and how to fix it.

CRM Sync. Businesses using a third party CRM system can synchronize information from our inbound database with their CRM application, enabling seamless transition from marketing to sales. Our native and third-party CRM integration features include:

•	Bi-directional Syncing — Changes in HubSpot and the CRM are automatically updated in the other system regardless of where the information originated.
•	Inclusion Lists — Define which leads automatically sync to the CRM by setting conditions based on lead score or any other criteria in the inbound database.
•

Lead Intelligence — Information from the contact timeline such as recent website visit or social media engagement is displayed in the CRM making it easy for sales to leverage the data in the inbound database.

•	Closed Loop Reporting — Track which marketing activity was the original source of a new customer and measure in aggregate which campaigns are driving more or less sales.

Reporting and Analytics. Businesses can use our reporting and analytics functionality built into our platform to measure which activities are attracting the most new leads and customers, develop a deeper understanding of their customers and measure the effectiveness of campaigns across the customer lifecycle.

•	Traffic Analytics — Track website visitors, new leads and new customers according to how they first found a business, helping to measure the effectiveness of different marketing channels.
•	Competitors — Track key inbound metrics against competition including the number of inbound links, social media followers and the relative website traffic.
•

Campaigns — Create collections of different marketing and sales assets like blog posts, emails, landing pages and keywords and track them all in one place to measure the impact of a specific marketing and sales campaign.

•	Attribution — Identify what marketing activity led to a key event in the marketing and sales process, such as conversion into a lead or a purchase, using various analytical models.
•	Events — Track and analyze a variety of custom events such as video views or custom webpage interactions to understand the effect those actions have on lead generation and sales.
•	Revenue — Report on the revenue generated by marketing and sales activity, including segmentation by deal stage, amount and close date.

Sales Hub

We introduced Sales Hub to enhance the productivity and effectiveness of sales representatives. Businesses can empower their teams with tools that deliver a personalized experience for prospects with less work for sales representatives. Sales professionals can track the signals being sent by potential customers, including email engagement and web-site visits, and easily discover new contacts and connections with other businesses. Sales Hub is available in both free and paid tiers that can be used with HubSpot CRM or a third party CRM system, and/or any version of Marketing Hub.

•	Email Engagement Notifications — Get real-time alerts when email messages are opened or clicked by potential customers to know when they are engaged with messages.
•	Sequences — Schedule a series of personalized emails to be sent to a prospect all at once to eliminate reminders and extensive task lists.
•	Meetings — Expose a sales representative’s calendar for prospects to book meetings at a time most convenient for them, without having to coordinate a preferred meeting time over email.
•	Calling — Call prospects from HubSpot CRM and have the call logged automatically within HubSpot CRM.
•	Live Chat — Chat with site visitors in real time. Prospects can be automatically rotated to the sales rep that owns their account for seamless conversations.
•

New Lead and Website Visit Alerts — Receive real-time notifications of new leads assigned to a salesperson as well as notifications about when and where an existing lead visits a business’s website to help salespeople more easily engage with potential customers.

•

Email Templates and CRM Tracking — Create and share email templates across teams. Access templates and send emails from Gmail, Outlook, or HubSpot CRM. All emails sent and received can be automatically logged in the CRM.

•	Sales Automation — Automatically rotate incoming leads, create new deals and assign tasks.
•	Lead Scoring — Keep track of the highest quality leads with a proprietary model that predicts each contact’s likelihood to close.
•

Send Time Optimization and Send Later — Email prospects at the perfect time. Schedule emails directly from Gmail or Outlook. Select the recommended send time and HubSpot will send the email at the exact time that contact is most likely to engage.

•	Snippets — Create shortcuts for commonly used phrases to save time drafting emails and taking notes.
•	Products — Keep track of the actual products and services being sold. Create a custom catalogue and tie products to deals for more accurate reporting.
•	Documents — Build a library of sales content. Easily share each document and track total views and overall engagement.

Integrations: HubSpot Connect

Businesses that use software outside of HubSpot can leverage HubSpot Connect, our ecosystem of certified third-party integrations. HubSpot connect makes it easy to find and install new or existing software solutions that compliment HubSpot.

•

A variety of integrations — Over 100 certified integrations now live inside HubSpot connect, across a wide range of categories. This includes integrations with leading social media, email, sales, video, analytics, content and webinar tools.

•	Integration access — HubSpot Connect integrations are free for all customers, however some are built specifically to integrate with the HubSpot CRM or paid Marketing tools.

Product Packaging

Pricing for Marketing Hub

Marketing Hub is priced based on product plans and number of contacts. Marketing Hub is available in free and four paid versions, each of which includes key functionality of our core platform but also includes different applications to meet the needs of the various businesses we serve.

•	Marketing Free is a basic set of conversion tools that are designed to be an introduction to HubSpot’s marketing functionality.

•	Marketing Starter is a $50/month extension of HubSpot Marketing Free that adds Lead Flows to HubSpot Marketing Free.
•

Marketing Basic is an entry level marketing suite that starts at $2,400 per year. This plan includes our platform with applications such as blogging, landing pages, Social monitoring, email marketing, and analytics and reporting.

•

Marketing Professional is our plan for professional marketers starting at $9,600 per year. This plan includes the platform with all the applications included in Marketing Basic plus more advanced applications such as CRM integration, marketing automation, A/B testing, and content personalization.

•

Marketing Enterprise is an advanced plan for marketing teams starting at $28,800 per year. This plan includes our platform with all the applications included in Marketing Pro, plus more sophisticated applications such as predictive lead scoring, tracking custom events and advanced reporting capabilities.

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
•

Ads allows customers to create, manage, and optimize paid advertising campaigns across Facebook Ads, Google AdWords, and Instagram. HubSpot leverages data from the inbound database to easily display the return on investment of different campaigns, something that is traditionally difficult for B2B marketers to deduce. HubSpot also provides intelligent suggestions for optimizing campaigns to produce greater ROI. Ads has a per-month fee and requires HubSpot Marketing Basic, Pro, or Enterprise.

•

Reports consolidates all of the essential reports into one customizable screen for both marketing and sales to view all metrics in one place. Reports has a per-month fee and requires HubSpot CRM, HubSpot Marketing Basic, Pro, and/or Enterprise, or Sales Hub.

Pricing for Sales Hub

Sales Hub is available in three versions, which can be used standalone, in conjunction with HubSpot CRM and/or a third-party CRM system, and/or any version of Marketing Hub.

•	Sales Free gives salespeople a basic level of access to many of the most popular features of HubSpot Sales Hub such as email open & click tracking, email templates, and contact insights.
•

Sales Starter is our plan for sales teams that includes additional features such as email sequencing and live chat to help sales team increase productivity, shorten deal cycles, and improve close rates for $50/user/month.

•

Sales Professional is our plan for advanced sales teams that includes all the features of Sales Hub including artificial intelligence, advanced automation, and custom reporting for $400/month for up to five users.

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

Support. In addition to assistance provided by our online articles and customer discussion forums, we offer phone and email-based support staffed in the United States, Ireland, Australia, Singapore, and Germany, which is included in the cost of a subscription for our marketing product. We strive to maintain an exceptional quality of customer service. We continuously monitor key customer service metrics such as phone hold time, ticket response time and ticket resolution rates, and we monitor the customer satisfaction of our customer support interactions. We believe our customer support is an important reason why businesses choose our Software Platform and recommend it to their colleagues.

Our Total Customers

As of December 31, 2017, we had 41,593 total customers in more than 90 countries, representing many industries. No single customer represented more than 1% of our revenue in 2017, 2016 or 2015.

Our Technology

We have 41,593 total customers that have chosen us as their marketing and/or sales platform, which we architected and built to be secure, highly distributed and highly scalable. Since our founding, we have embraced rapid, iterative product development lifecycles, cloud automation and open-source technologies, including big data platforms, to power marketing and sales programs and provide insights not previously possible or available.

Our Software Platform is a multi-tenant, single code-based, globally available software-as-a-service delivered through web browsers or mobile applications. Our commitment to a highly available, reliable and scalable platform for businesses of all sizes is accomplished through the use of these technologies.

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

Cost leverage. Because our Software Platform was built on an almost exclusive footprint of open-source software and designed to operate in cloud-based data-centers, we have benefited from large-scale price reductions by these cloud computing service providers as they continue to innovate and compete for market share. As our processing volume continues to grow, we continue to receive larger volume discounts on a per-unit basis for costs such as cost for storage, bandwidth and computing capacity. We also believe that our extensive use, and contribution to, open-source software will provide additional leverage as we scale our Software Platform and infrastructure.

Scalability. By leveraging leading cloud infrastructure providers along with our automated technology stack, we are able to scale workloads of varying sizes at any time. This allows us to handle customers of all sizes and demands without traditional operational limitations such as network bandwidth, computing cycles, or storage capacity as we can scale our platform on-demand.

Reliability. Customer data is distributed and processed across multiple data centers within a region to provide redundancy. We built our Software Platform on a distributed computing architecture with no single points of failure and we operate across data-center boundaries daily. In addition to data-center level redundancy, this architecture supports multiple live copies of each data set along with snapshot capabilities for faster, point-in-time data recovery instead of traditional backup and restore methodologies.

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

Inbound Marketing. Our marketing team focuses on inbound marketing and attracts an average of over 100,000 new leads per month through our industry-leading blog and other content, free tools, large social media following, high search engine rankings and personalized website and email content. In addition, we are generating leads for new and add-on product purchases through content and offers delivered through our Software Platform to existing customers.  Inbound sources generated over 89% of our new customers and over 86% of new leads during 2017. We believe most companies of our size and scale typically have a far lower volume of lead generation with a much larger share of it coming from traditional advertising methods.

Inbound Direct Sales. Our sales representatives are based in our offices in Cambridge, Massachusetts, Dublin, Ireland, Sydney, Australia, Singapore, Tokyo, Japan, and Berlin, Germany and use phone, email and web meetings to interact with prospects and customers. The vast majority of revenue generated by our sales representatives originates with inbound leads produced by our marketing efforts. In addition, through our recently launched freemium products and in-product cross-sell offerings, we are starting to close new business with little or no interaction by our sales representatives.

Inbound Channel Sales. In addition to our direct sales team, we have sales representatives that manage relationships with our worldwide network of Partners who both use our platform for their own businesses and also, on a commissioned basis, refer customers to us. These Partners partner with us not only to leverage our software platform and educational resources, but also to build their own business by offering new services and shifting their revenue mix to include more retainer-based business with a recurring revenue stream.

Employees and Culture

Transforming the business world to embrace the inbound experience requires a truly remarkable team. From the very beginning, our company was founded on a fundamental belief in radical transparency, individual autonomy and enlightened empathy.

To that end, we published our “Culture Code,” a document codifying how we went about building a business that employees, customers and Partners alike truly love. Our Culture Code slide deck has been viewed approximately 3.6 million times on LinkedIn’s SlideShare and has become an important element of our recruiting efforts. The seven core principles of our Culture Code are:

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

We are passionate about creating an inclusive company culture where employees can do their best work. Our Culture Code shares our core values and beliefs, including HEART (Humility, Empathy, Adaptability, Remark-ability, and Transparency), an acronym we use to describe what we believe makes a great HubSpotter. By recruiting people with HEART, investing in their growth, and making culture a business priority, we've been named a great place to work globally in 2017. This past year, HubSpot was named a Best Place to Work by Glassdoor, one of Boston Business Journal's Best Places to Work 2017, and a Best Workplace for Millennials by Fortune. We were also honored in a number of categories by Comparably's workplace awards in 2017, including Best CEOs, Best Companies for Women, Best Companies for Diversity, and Best Overall Company Culture. But, at the end of the day, we do not just talk about culture, we measure it, just as we do the rest of our business. We survey employees on a quarterly basis, making sure that our founders and executives review all the feedback, respond, and make adjustments when necessary.

As of December 31, 2017 we had 2,081 full-time employees. Of these employees, 1,504 are based in the United States, 410 are located in Ireland, 54 are located in Australia, 73 are located in Singapore, 16 are located in Japan and 24 are located in Germany.

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

Financial Information About Segments

We operate as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision makers or CODMs, which are our chief executive officer and chief operating officer, in deciding how to allocate resources and assess performance. The CODMs evaluate our financial information and resources and assess the performance of these resources on a consolidated basis. Since we operate in one operating segment, all required financial segment information can be found in the consolidated financial statements. See Footnote 8 within the consolidated financial statements for information by geographic area.

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

We generated net losses of $39.7 million in 2017, $45.6 million in 2016, and $46.1 million in 2015. As of December 31, 2017, we had an accumulated deficit of $286.1 million. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to grow our marketing and sales operations, develop and enhance our inbound platform, scale our data center infrastructure and services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Annual Report on Form 10-K, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

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

Our head count and operations have grown substantially. For example, we had 2,081 full-time employees as of December 31, 2017, as compared with 1,597 as of December 31, 2016. We opened our first international office in Dublin, Ireland in January 2013, and additional international offices in Sydney, Australia in August 2014, in Singapore in October 2015, in Tokyo in July 2016 and in Berlin in July 2017.  This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

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

The rate of growth of our business depends on the continued participation and level of service of our marketing agency and sales partners.

We rely on our marketing agency and sales partners to provide certain services to our customers, as well as pursue sales of our inbound platform to customers. To the extent we do not attract new marketing agency and sales partners, or existing or new marketing agency and sales partners do not refer a growing number of customers to us, our revenue and operating results would be harmed. In addition, if our marketing agency and sales partners do not continue to provide services to our customers, we would be required to provide such services ourselves either by expanding our internal team or engaging other third-party providers, which would increase our operating costs.

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

We believe that our development of the HubSpot brand is critical to achieving widespread awareness of our existing and future inbound experience solutions, and, as a result, is important to attracting new customers and maintaining existing customers. In the past, our efforts to build our brand have involved significant expenses, and we believe that this investment has resulted in strong brand recognition in the B2B market. Successful promotion and maintenance of our brands will depend largely on the effectiveness of our marketing efforts and on our ability to provide a reliable and useful inbound platform at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to successfully promote and maintain our brand, our business could suffer.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. We opened our first international office in Dublin, Ireland in January 2013 and we opened additional international offices in Sydney, Australia in August 2014, in Singapore in October 2015, in Tokyo in July 2016, and in Berlin in July 2017.  These international offices focus primarily on sales, professional services and support. We also have a development team in Dublin, Ireland. Our current international operations and future initiatives will involve a variety of risks, including:

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

We currently serve the majority of our platform functions from third-party data center hosting facilities operated by Amazon Web Services and located in northern Virginia. In addition, we serve ancillary functions for our customers from third-party data center hosting facilities operated by Rackspace located in Dallas, Texas, with a backup facility in Chicago, Illinois. Our operations depend, in part, on our third-party facility providers’ abilities to protect these facilities against damage or interruption from natural disasters, such as earthquakes and hurricanes, power or telecommunications failures, criminal acts and similar events. In the event that any of our third-party facilities arrangements is terminated, or if there is a lapse of service or damage to a facility, we could experience interruptions in our platform as well as delays and additional expenses in arranging new facilities and services.

Any damage to, or failure of, the systems of our third-party providers could result in interruptions to our platform. Despite precautions taken at our data centers, the occurrence of spikes in usage volume, a natural disaster, such as earthquakes or hurricane, an act of terrorism, vandalism or sabotage, a decision to close a facility without adequate notice, or other unanticipated problems at a facility could result in lengthy interruptions in the availability of our on-demand software. Even with current and planned disaster recovery arrangements, our business could be harmed. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue credits or cause customers to fail to renew their subscriptions, any of which could materially adversely affect our business.

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

Comprehensive Tax Reform Legislation Could Adversely Affect Our Business And Financial Condition.

The U.S. government has recently enacted comprehensive tax legislation that includes significant changes to the taxation of business entities, referenced herein as the Tax Reform Act. These changes include, among others, a permanent reduction to the corporate income tax rate, limiting interest deductions, allowing for the expensing of capital expenditures, and putting into effect the migration from a “worldwide” system of taxation to a territorial system. The overall impact of this tax reform is uncertain, and it is possible that our business and financial condition could be adversely affected. We continue to examine the impact this tax reform legislation may have on our business. We urge our shareholders to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our ordinary shares.

We may not be able to utilize a significant portion of our net operating loss carryforwards, which could adversely affect our profitability.

As of December 31, 2017, we had federal and state net operating loss carryforwards due to prior period losses, which, if not utilized, will begin to expire in 2027 for federal purposes and begin to expire in 2023 for state purposes. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be further limited if we experience an ownership change. A Section 382 ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Future issuances of our stock could cause an ownership change. It is possible that an ownership change in connection with a future offering, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability. Net operating loss carryforwards incurred for periods beginning on or after January 1, 2018, are not subject to these limitations.

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

We incurred indebtedness in the aggregate principal amount of $400.0 million in connection with the issuance of our 0.25% convertible senior notes due June 1, 2022 (the “2022 Notes”). Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2022 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

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

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share, our stock price has ranged from $25.79 to $93.53, through December 31, 2017. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

We occupy approximately 280,000 square feet of office space in Cambridge, Massachusetts pursuant to lease agreements that expire through 2027. We also maintain offices in Portsmouth, New Hampshire, Dublin, Ireland, Sydney, Australia, Singapore, Japan, and Berlin. We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

ITEM 3.	Legal Proceedings

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the ultimate costs to resolve any pending matter will not have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

	2017
	High	Low
First quarter	$66.10	$46.72
Second quarter	$78.50	$58.45
Third quarter	$84.15	$63.00
Fourth quarter	$93.53	$73.15

	2016
	High	Low
First quarter	$55.98	$27.00
Second quarter	$53.08	$39.01
Third quarter	$59.97	$41.71
Fourth quarter	$59.20	$44.90

As of February 8, 2018, we had 51 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings to fund development and growth of our business, and do not anticipate declaring or paying cash dividends in the foreseeable future.  Any future determination to pay dividends will be, subject to applicable law, at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions, and capital requirements.

Performance Graph

The following performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the company under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act.

The following graph shows a comparison from October 9, 2014 (the date our common stock commenced trading on the NYSE) through December 31, 2017 of the cumulative total return for our common stock, the NASDAQ Computer Index and the S&P 500 Index. The graph assumes $100 was invested in each of the Company’s common stock, the NASDAQ Computer Index and the S&P 500 Index of the market close on October 9, 2014. Such returns are based on historical results and are not intended to suggest future performance.

	10/9/2014	12/31/2014	12/31/2015	12/31/2016	12/31/2017
HubSpot	100	112	187	156	294
S&P 500 Index	100	107	106	116	139
Nasdaq Computer Index	100	107	113	127	177

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information regarding securities authorized for issuance.

Outstanding Convertible Senior Notes, Convertible Note Hedge, and Warrant

In May 2017, we issued $400.0 million aggregate principal amount of 0.25% convertible senior notes (the “2022 Notes”) due June 1, 2022. In connection with the offering of the 2022 Notes, the Company entered into convertible note hedge transactions (the “Convertible Note Hedges”) with certain counterparties in which the Company has the option to purchase (subject to adjustment for certain specified events) a total of approximately 4.2 million shares of the Company’s common stock at a price of approximately $94.77 per share. In addition, the Company sold warrants to certain bank counterparties whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 4.2 million shares of the Company’s common stock at a price of $115.8 per share.  See (Note 7) in the Notes to the Consolidated Financial Statements for more information.

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

The following selected consolidated statements of operations data for the years ended December 31, 2017, 2016, and 2015, and the consolidated balance sheet data as of December 31, 2017 and 2016, have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$356,727	$254,775	$167,920	$106,319	$70,819
Professional services and other	18,885	16,192	14,023	9,557	6,815
Total revenue	375,612	270,967	181,943	115,876	77,634
Cost of revenue:
Subscription (1)	51,563	41,182	32,271	23,655	18,745
Professional services and other (1)	24,166	20,683	15,652	11,425	8,759
Total cost of revenue	75,729	61,865	47,923	35,080	27,504
Total gross profit	299,883	209,102	134,020	80,796	50,130
Operating expenses:
Research and development (1)	70,373	45,997	32,457	25,638	15,018
Sales and marketing (1)	212,859	162,647	112,629	78,809	53,158
General and administrative (1)	56,787	45,120	35,408	24,958	16,204
Total operating expenses	340,019	253,764	180,494	129,405	84,380
Loss from operations	(40,136)	(44,662)	(46,474)	(48,609)	(34,250)
Other (expense) income
Interest income	3,837	854	390	46	34
Interest expense	(13,181)	(265)	(185)	(322)	(20)
Other (expense) income	(559)	(956)	628	564	(38)
Total other (expense) income	(9,903)	(367)	833	288	(24)
Net loss before income tax benefit (expense)	(50,039)	(45,029)	(45,641)	(48,321)	(34,274)
Income tax benefit (expense)	10,325	(533)	(412)	92	—
Net loss	(39,714)	(45,562)	(46,053)	(48,229)	(34,274)
Preferred stock accretion	—	—	—	331	54
Net loss attributable to common stockholders	$(39,714)	$(45,562)	$(46,053)	$(48,560)	$(34,328)
Net loss per common share, basic and diluted (2)	$(1.08)	$(1.29)	$(1.39)	$(4.20)	$(6.71)
Weighted average common shares used in computing basic and diluted net loss per common share (2)	36,827	35,197	33,222	11,562	5,113

(1)	Stock-based compensation included in the consolidated statements of operations data above was as follows:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cost of revenue:
Subscription	$658	$512	$341	$128	$50
Professional services and other	2,327	1,640	1,216	498	211
Research and development	12,816	8,828	6,327	6,190	691
Sales and marketing	19,016	13,352	7,658	5,596	1,194
General and administrative	12,500	8,343	5,766	3,946	1,318
Total stock-based compensation	$47,317	$32,675	$21,308	$16,358	$3,464

(2)	See Note 2 to our consolidated financial statements for further details on the calculation of basic and diluted net loss per share attributable to common stockholders.

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and investments	$535,737	$150,068	$145,117	$123,721	$12,643
Working capital, excluding deferred revenue	561,085	144,296	118,854	130,886	13,803
Total assets	712,175	259,755	220,379	174,858	50,559
Deferred revenue	139,157	96,597	65,139	41,305	24,906
Convertible senior notes	298,447	—	—	—	—
Total liabilities	501,815	141,055	98,671	64,159	42,514
Total redeemable convertible preferred stock	—	—	—	—	101,293
Total stockholders’ equity (deficit)	$210,360	$118,700	$121,708	$110,699	$(93,248)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We provide a cloud-based marketing and sales software platform, which we refer to as our Software Platform, that enables businesses to deliver an inbound experience. An inbound marketing and sales experience attracts, engages and delights customers by being more relevant, more helpful, more personalized and less interruptive than traditional marketing and sales tactics. Our Software Platform features integrated applications to help businesses attract visitors to their websites, convert visitors into leads, close leads into customers and delight customers so that they become promoters of those businesses. These integrated applications include social media, search engine optimization, blogging, website content management, marketing automation, email, sales productivity, CRM, analytics and reporting.

We designed our all-in-one Software Platform from the ground up to enable businesses to provide an inbound experience to their prospects and customers. At the core of our Software Platform is a single inbound contacts database for each business that captures its lead and customer activity throughout the customer lifestyle. Our Software Platform uses our centralized inbound contacts database to empower businesses to create more personalized interactions with customers, such as personalized emails, personalized social media alerts, personalized websites and targeted alerts for sales people. We provide a comprehensive set of integrated applications on our Software Platform, which offers businesses ease of use, power and simplicity. We designed and built our Software Platform to serve a large numbers of customers of any size with demanding use cases.

While our Software Platform can scale to the enterprise, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving them. We efficiently reach these businesses at scale through our proven inbound go-to-market approach and our marketing agency and sales partners, which we refer to as Partners. Our Software Platform is particularly suited to serving the needs of mid-market business-to-business companies. These mid-market businesses seek an integrated, easy to implement and easy to use solution to reach customers and compete with organizations that have larger marketing and sales budgets. As of December 31, 2017, we had 41,593 total customers of varying sizes in more than 90 countries, representing almost every industry.

Our Software Platform is a multi-tenant, single code-based and globally available software-as-a-service product delivered through web browsers or mobile applications. We sell our Software Platform on a subscription basis and generated revenue of $375.6 million in 2017, $271.0 million in 2016, and $181.9 million in 2015, representing year-over-year increases of 39% in 2017 and 49% in 2016. We had net losses of $39.7 million in 2017, $45.6 million in 2016, and $46.1 million in 2015, primarily due to investments in our growth.

We derive most of our revenue from subscriptions to our cloud-based Software Platform and related professional services, which consist of customer on-boarding and training services. Subscription revenue accounted for 95% of our total revenue for the year ended December 31, 2017, 94% of our total revenue for the year ended December 31, 2016, and 92% of our total revenue in the year ended December 31, 2015. We sell multiple product plans at different base prices on a subscription basis, each of which includes our core Software Platform and integrated applications to meet the needs of the various customers we serve. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We generate additional revenue based on the purchase of additional subscriptions, purchase of additional products, purchases of our add-on products and the number of account users, subdomains and website visits. Substantially all of our customers’ subscriptions are one year or less in duration.

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

Many of our customers purchase on-boarding and training services which are designed to help customers enhance their ability to attract, engage and delight their customers using our platform Professional services and other revenue accounted for 5% of total revenue for the year ended December 31, 2017, 6% of total revenue for the year ended December 31, 2016 and 8% of our total revenue for the year ended December 31, 2015. We expect professional services and other margins to range from a moderate loss to breakeven for the foreseeable future.

We have focused on rapidly growing our business and plan to continue to make investments to help us address some of the challenges facing us to support this growth, such as demand for our platform by existing and new customers, significant competition from other providers of marketing and sales software and related applications and rapid technological change in our industry. We believe that the growth of our business is dependent on many factors, including our ability to expand our customer base, increase adoption of our Software Platform within existing customers, develop new products and applications to extend the functionality of our Software Platform and provide a high level of customer service. We expect to increase our investment in sales and marketing as we continue to expand our sales teams, increase our marketing activities and grow our international operations. We also expect to increase our investment in research and development as we continue to introduce new products and applications to extend the functionality of our Software Platform. We also intend to invest in maintaining a high level of customer service and support which we consider critical for our continued success. We plan to continue investing in our data center infrastructure and services capabilities in order to support continued future customer growth. We also expect to continue to incur additional general and administrative expenses as a result of both our growth and the infrastructure required to be a public company. We expect to use our cash flow from operations and the proceeds from our convertible debt and prior stock offerings to fund these growth strategies and do not expect to be profitable in the near term.

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

Key Business Metrics

The following key business metrics are presented in this Annual Report on Form 10-K or in our press release announcing our financial results which is furnished on Form 8-K. We use these key business metrics to evaluate our business, measure our performance, identify trends affecting our business and results of operations, formulate financial projections and make strategic decisions. During the first quarter of 2017, our paid sales product business became a more significant part of our product offerings.  To reflect this development, for the periods beginning with the first quarter of 2017, our key business metrics included our paid sales product customers and revenue as described below.  These key business metrics may be calculated in a manner different than similar key business metrics used by other companies.

	Year Ended December 31,
	2017	2016	2015
Total customers	41,593	28,097	*
Total average subscription revenue per customer	$10,180	*	*
Total subscription dollar retention rate	100.5%	*	*

Marketing customers	*	23,226	18,116
Marketing average subscription revenue per customer	*	$12,197	$10,419
Marketing subscription dollar retention rate	*	98.5%	99.2%

*

In 2017 we changed the definitions of our key business metrics to include our paid sales product customers and revenue. We do not have historical comparisons for the new key business metrics with the exception of total customers for the year ended December 31, 2016 as this was our beginning total customers for 2017 and, we do not report Marketing Customers, Marketing Average Subscription Revenue per Customer and Marketing Subscription Dollar Retention Rate on a standalone basis for the fiscal year ended December 31, 2017. In the sections below comparisons between the years ended December 31, 2017 and December 31, 2016 were performed using our new key business metrics. Comparisons between the years ended December 31, 2016 and December 31, 2015 were performed using our historical key business metrics.

Total Customers.  We believe that our ability to increase our customer base is an indicator of our market penetration and growth of our business as we continue to expand our sales force and invest in marketing efforts. We define our total customers at the end of a particular period as the number of business entities or individuals with one or more paid subscriptions to our sales or marketing platforms, either paid directly or through a Partner. We do not include in total customers business entities or individuals with one or more paid subscriptions solely for our legacy HubSpot Sales ($10) product. A single customer may have separate paid subscriptions for separate websites, sales licenses or seats, or our marketing and sales platforms, but we count these as one customer if certain customer-provided information such as company name, URL, or email address indicate that these subscriptions are managed by the same business entity or individual.

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

Key Components of Consolidated Statements of Operations

Revenue

We derive our revenue from two major sources, revenue from subscriptions to our inbound Software Platform and professional services and other revenue consisting mainly of on-boarding and training services fees.

Subscription based revenue is derived from customers using our Software Platform for their inbound marketing and sales needs. Our Software Platform includes integrated applications that allow businesses to manage social media, search engine optimization, blogging, website content management, marketing automation, email, sales productivity, CRM, analytics and reporting. Substantially all of our customers’ subscriptions are one year or less in duration. Subscriptions are non-cancelable and are billed in advance on various schedules. All subscription fees that are billed in advance of service are recorded in deferred revenue. Subscription based revenue is recognized net of consideration paid to Partners when the Partner purchases the subscription directly from us, as in these instances our customer is the Partner and our remaining obligations are to the Partner.

Professional services and other revenue are derived primarily from customer on-boarding and training services. The on-boarding and training services provided to customers typically involves an implementation specialist. An implementation specialist will typically work with our customers to enhance their understanding of how to attract leads and convert them into customers through search engine optimization, social media, blogging and other content. Training is generally sold in connection with a customer’s initial subscription and is billed in advance. The training is also available to be purchased separately following a customer’s purchase of its initial subscription and our Partners routinely provide the same training to customers. The Company recognizes revenue from on-boarding and training services as the services are provided.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs of our sales and marketing employees, including sales commissions and incentives, benefits and stock-based compensation expense, marketing programs, including lead generation, costs of our annual INBOUND conference, other brand building expenses, amortization of capitalized software development costs associated with our sales and billing platform, and allocated overhead costs. We defer certain sales commissions related to acquiring new customers and amortize them ratably over the term of the corresponding subscription agreement. Sales and marketing expenses also include commissions paid to our Partners when we are the primary obligor for providing the subscription that has been purchased.

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

Other Income (Expense)

Other income (expense) includes interest income and expense and the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities. The additions of our international offices in Dublin, Ireland in 2013, Sydney, Australia in 2014, Singapore in 2015, Tokyo, Japan in 2016, and Berlin, Germany in 2017 have increased our exposure to foreign currency fluctuations.

Income Tax benefit (expense)

The income tax benefit (expense) consists of current and deferred taxes for U.S. and foreign jurisdictions. We have historically had a taxable loss in our most significant jurisdiction, the U.S., and a full valuation allowance against the majority of our deferred tax assets. We expect this to continue in the near term.

Results of Operations

The following tables set forth certain consolidated financial data in dollar amounts and as a percentage of total revenue.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Revenue:
Subscription	$356,727	$254,775	$167,920
Professional services and other	18,885	16,192	14,023
Total revenue	375,612	270,967	181,943
Cost of revenue:
Subscription	51,563	41,182	32,271
Professional services and other	24,166	20,683	15,652
Total cost of revenue	75,729	61,865	47,923
Gross profit	299,883	209,102	134,020
Operating expenses:
Research and development	70,373	45,997	32,457
Sales and marketing	212,859	162,647	112,629
General and administrative	56,787	45,120	35,408
Total operating expenses	340,019	253,764	180,494
Loss from operations	(40,136)	(44,662)	(46,474)
Other (expense) income:
Interest income	3,837	854	390
Interest expense	(13,181)	(265)	(185)
Other (expense) income	(559)	(956)	628
Total other (expense) income	(9,903)	(367)	833
Loss before income tax benefit (expense)	(50,039)	(45,029)	(45,641)
Income tax benefit (expense)	10,325	(533)	(412)
Net loss	$(39,714)	$(45,562)	$(46,053)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Subscription	95%	94%	92%
Professional services and other	5	6	8
Total revenue	100	100	100
Cost of revenue:
Subscription	14	15	18
Professional services and other	6	8	9
Total cost of revenue	20	23	26
Gross profit	80	77	74
Operating expenses:
Research and development	19	17	18
Sales and marketing	57	60	62
General and administrative	15	17	19
Total operating expenses	91	94	99
Loss from operations	(11)	(16)	(26)
Total other (expense) income	(3)	—	—
Loss before income tax benefit (expense)	(13)	(17)	(25)
Income tax benefit (expense)	3	—	—
Net loss	(11)%	(17)%	(25)%

*	Percentages are based on actual values. Totals may not sum due to rounding.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Revenue

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Subscription	$356,727	$254,775	$101,952	40%
Professional services and other	18,885	16,192	2,693	17%
Total revenue	$375,612	$270,967	$104,645	39%

Subscription revenue increased 40% during 2017 due to an increase throughout the year in total customers, which grew from 28,097 as of December 31, 2016 to 41,593 as of December 31, 2017. Total average subscription revenue per customer decreased from $10,689 for the three months ended December 31, 2016 to $10,255 for the three months ended December 31, 2017. The growth in total customers was primarily driven by our increased sales representative capacity to meet market demand. The decrease in average subscription revenue per customer was driven primarily by our continued adoption of our “freemium” model which allows us to add new customers through our lower cost sales and marketing products.

The 17% increase in professional services and other revenue resulted primarily from increased delivery of on-boarding and training services related to increase in new subscriptions sold.

Total Cost of Revenue, Gross Profit and Gross Margin

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Total cost of revenue	$75,729	$61,865	$13,864	22%
Gross profit	299,883	209,102	90,781	43%
Gross margin	80%	77%

Total cost of revenue increased 22% during 2017 primarily due to an increase in subscription and hosting costs, employee-related costs, amortization of developed technology, and allocated overhead expenses. The increase in gross margin was primarily driven by improved leverage of our hosting costs relative to growth in subscription revenue.

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Subscription cost of revenue	$51,563	$41,182	$10,381	25%
Percentage of subscription revenue	14%	16%

The increase in subscription cost of revenue for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to the following:

Change
(in thousands)
Subscription and hosting costs	$4,661
Employee-related costs	3,151
Capitalized software amortization	1,627
Allocated overhead expenses	942
$10,381

Subscription and hosting costs increased due to growth in our total customer base from 28,097 at December 31, 2016 to 41,593 at December 31, 2017. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products and increased functionality. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount.

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Professional services and other cost of revenue	$24,166	$20,683	$3,483	17%
Percentage of professional services and other revenue	128%	128%

The increase in professional services and other cost of revenue for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$2,599
Allocated overhead expenses	884
$3,483

Employee-related costs increased as a result of increased headcount as we continue to grow our professional services organization to support our customer growth. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount.

Research and Development

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Research and development	$70,373	$45,997	$24,376	53%
Percentage of total revenue	19%	17%

The increase in research and development expense for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$21,370
Allocated overhead expenses	3,006
$24,376

Employee-related costs increased as a result of increased headcount as we continue to grow our engineering organization to develop new products, increase functionality and to maintain our existing platform. Allocated overhead expense increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount.

Sales and Marketing

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Sales and marketing	$212,859	$162,647	$50,212	31%
Percentage of total revenue	57%	60%

The increase in sales and marketing expense for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$30,632
Partner commissions	8,206
Allocated overhead expense	6,243
Marketing programs	5,131
$50,212

Employee-related costs increased as a result of increased headcount as we continue to expand our selling and marketing organizations to grow our customer base. Partner commissions increased as a result of increased revenue generated through our Partners. Allocated overhead expenses increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount. Marketing programs increased as we continue to make investments in attracting new customers, and increased the size of our annual INBOUND event.

General and Administrative

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
General and administrative	$56,787	$45,120	$11,667	26%
Percentage of total revenue	15%	17%

The increase in general and administrative expense for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$9,041
Customer credit card fees	1,106
Professional fees	900
Allocated overhead expense	620
$11,667

Employee-related costs increased as a result of increased headcount as we continue to grow our business and require additional personnel to support our expanded operations. Customer credit card fees increased due to increased customer transactions as we continue to grow our business. Professional fees increased due to increased accounting, legal and consulting costs due to growth in the business. Allocated overhead expenses increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount.

Other Expense

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Interest income	$3,837	$854	$2,983	349%
Percentage of total revenue	1%	*
Interest expense	$(13,181)	$(265)	$(12,916)	4874%
Percentage of total revenue	(4)%	*
Other expense	$(559)	$(956)	$397	(42)%
Percentage of total revenue	*	*

*	not meaningful

Interest income primarily consists of interest earned on invested cash and cash equivalents balances and investments. The increase is primarily due to the increase in amount of investment holdings with the proceeds received from the 2022 Notes. Interest expense primarily consists amortization of the debt discount and issuance costs related to the 2022 Notes that is recorded as interest expense, contractual interest expense on the 2022 Notes, and interest on capital leases. The increase was primarily due to amortization of the debt discount and issuance costs related to the 2022 Notes that were issued during 2017. Other expense primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities. The decrease was primarily due to exchange rate fluctuations.

Income Tax benefit (expense)

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Income tax benefit (expense)	$10,325	$(533)	$10,858	(2037)%
Effective tax rate	(21)%	1%

Income tax benefit (expense) consists of current and deferred taxes for U.S. and foreign income taxes. The increase in the income tax benefit was primarily due to the deferred tax impact of the acquisition of a business and the issuance of the 2022 Notes. For more information on the tax implications of the acquisition of a business and the 2022 Notes, refer to Notes 5 and 7 of the consolidated financial statements appearing elsewhere in this Annual Report Form 10-K. On December 22, 2017, tax legislation was enacted which included lowering the U.S. corporate income tax rate to 21% effective in 2018. We remeasured certain deferred tax assets and liabilities based on the tax rates at which they are expected to reverse in the future, which is generally 21%. As we have a full valuation allowance on US deferred assets, the allowance was adjusted accordingly based on the remeasured deferred tax asset and liability position.  As a result, the legislation had a limited impact on our income tax benefit (expense).

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

The increase in subscription cost of revenue for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$3,564
Subscription and hosting costs	$3,290
Allocated overhead expenses	1,286
Capitalized software amortization	771
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
$50,018

Employee-related costs increased as a result of increased headcount as we continue to expand our selling and marketing organizations to grow our customer base. Allocated overhead expenses increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount. Partner commissions increased as a result of increased revenue generated through our Partners. Marketing programs increased as we continue to make investments in attracting new customers, and increased the size of our annual INBOUND conference.

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

Other (Expense) Income

	Year Ended December 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Other income	$(367)	$833	$(1,200)	-144%
Percentage of total revenue	*	*

*	not meaningful

Other (expense) income includes interest income and expense and the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities. Other (expense) income fluctuated primarily as a result of changes in foreign exchange rates and the composition of our non-functional currency accounts.

Income Tax Expense

	Year Ended December 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Income tax expense	$(533)	$(412)	$(121)	29%
Effective tax rate	1.2%	0.9%

Income tax expense consists of current and deferred taxes for U.S. and foreign jurisdictions. Income tax provision is not significant for any period presented.

Liquidity and Capital Resources

Our principal sources of liquidity to date have been cash and cash equivalents, net accounts receivable, our common stock offerings, and our convertible notes offering.

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents provided by (used in) operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cash and cash equivalents	$87,680	$59,702	$55,580
Working capital	424,205	48,870	54,447
Net cash and cash equivalents provided by (used in) operating activities	49,614	19,366	(423)
Net cash and cash equivalents used in investing activities	(401,197)	(22,957)	(104,104)
Net cash and cash equivalents provided by financing activities	376,806	8,473	36,939

Our cash and cash equivalents at December 31, 2017 was held for working capital purposes. We believe our working capital is sufficient to support our operations for at least the next 12 months. At December 31, 2017, $27.9 million of our cash and cash equivalents was held in accounts outside the United States. At December 31, 2017, undistributed foreign earnings of approximately $6.9 million have been taxed due to a one-time transition tax on previously undistributed foreign earnings.  For any future foreign earnings, the Company will generally be free of additional U.S. federal tax consequences due to a dividends received deduction implemented as part of the move to a territorial tax system for foreign subsidiary earnings.   Additionally, our current plans do not demonstrate a need to repatriate undistributed earnings to fund our U.S. operations.

Net Cash and Cash Equivalents Provided by (Used in) Operating Activities

Net cash and cash equivalents provided by (used in) operating activities consist primarily of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash and cash equivalents provided by operating activities during the year ended December 31, 2017 primarily reflected our net loss of $39.7 million, deferred income tax benefit of $11.5 million, and accretion of bond discount of $1.6 million offset by non-cash expenses that included $15.8 million of depreciation and amortization, $47.3 million in stock-based compensation, $5.0 million of non-cash rent expense and $12.4 million of amortization of debt discount and issuance costs. Working capital sources of cash and cash equivalents primarily included a $39.0 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period and a $8.2 million increase in accrued expenses, a $3.6 million increase in deferred rent related to a tenant improvement allowance received and a $1.1 million increase in accounts payable as a result of increased expense related to overall growth of the company. These sources of cash and cash equivalents were offset by a $20.2 million increase in accounts receivable as a result of increased billings to customers consistent with the overall growth of the business, a $5.6 million increase in prepaid expenses and other assets, and a $4.0 million increase in deferred commissions.

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

Net cash and cash equivalents used in investing activities during the year ended December 31, 2017 consisted primarily of $890.0 million of purchases of investments, $20.3 million of purchased property and equipment, $7.1 million of capitalized software development costs, $9.4 million for the acquisition of a business and purchase of technology, $3.5 million related to the purchase of strategic investments and $4.6 million increase in restricted cash related to our leased facilities. These uses of cash were offset by $533.7 million received related to the maturity of investments.

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

For the year ended December 31, 2017, cash and cash equivalents provided by financing activities consisted primarily $389.2 million of net proceeds from the issuance of the 2022 Notes, $58.9 million of proceeds from the issuance of warrants related to the 2022 Notes, and $13.1 million of proceeds related to issuance of common stock under stock plans. These sources of cash were offset by $78.9 million used for the purchase of a note hedge related to 2022 Notes, $4.4 million used for payment of employee taxes related to the net share settlement of stock-based awards and $1.1 million used for repayments of capital leases.

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

To determine VSOE, we consider the median stand-alone sales prices of each type of subscription, on-boarding and training services.  We then establish a reasonable range around the stand-alone median pricing, typically plus or minus 20% of the median stand-alone selling price.  To determine BESP, we consider the average actual sales price of each type of subscription and on-boarding and training services. We then establish a reasonable range around the average pricing, typically plus or minus 20% of the average selling price. For any transactions where a deliverable falls outside of either the VSOE or BESP 20% range, we reallocate arrangement consideration amongst the deliverables using their respective median or average selling prices.

We pay our Partners a commission on the subscription sales price for sales to customers. The classification of the commission paid on our consolidated statements of operations depends on who is purchasing our subscription. In instances where the customer is purchasing the subscription, we are the primary obligor and record the commission paid to the Partner as sales and marketing expense. When the Partner purchases the subscription directly from us, we net the consideration paid to the Partner against the associated revenue we recognize, as in these instances our customer is the Partner and our remaining obligations are to the Partner. We also do not believe we receive a tangible benefit from the payment back to the Partner.

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

The following table summarizes the assumptions, other than fair value of our common stock, relating to our stock options granted in the years ended December 31, 2017, 2016, and 2015:

Year Ended December 31,
	2017	2016	2015
Dividend yield	—	—	—
Expected volatility (%)	39.4 - 43.7	38.0 - 41.0	43.0 - 51.6
Risk-free interest rate (%)	1.74 - 2.09	1.38 - 1.41	1.36 - 1.53
Expected term (years)	5.18 - 6.21	5.08 - 6.21	6.18 - 6.22

We will continue to use judgment in evaluating the expected volatility and expected term utilized in our stock-based compensation expense calculations on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimates of expected volatility and expected term, which could materially impact our future stock-based compensation expense.

Goodwill Impairment

Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment at least annually. We performed our annual impairment assessment on November 30, 2017. We operate under one reporting unit and as a result, evaluate goodwill impairment based on our fair value as a whole.

To determine the number of operating segments and reporting units that are present, we analyzed whether there is any customer, product or geographic information that drives the chief operating decision makers (our chief executive and operating officers) decisions on how to allocate resources and whether any segment management exists. Management has concluded that operating decisions are made at the consolidated company level and there is no segment management in place that reviews results of operations with the chief operating decision maker.

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

When assessing goodwill for impairment for the year ended December 31, 2017, we decided to use the two-step quantitative analysis. We determined our enterprise value at the measurement date by using our market capitalization. Based on the results of our most recent annual assessment performed on November 30, 2017, we concluded that the fair value of our reporting unit significantly exceeded its carrying amount and there was no impairment of goodwill.

Strategic Investments

We hold strategic investments consisting of non-controlling equity investments in privately held companies. These investments without readily determinable fair values for which the Company does not have the ability to exercise significant influence are accounted for using the cost method of accounting. Under the cost method of accounting, the non-marketable securities are carried at cost and are adjusted only for other-than-temporary impairments, certain distributions and additional investments. Fair value is not estimated for non-marketable equity securities if there are no identified events or changes in circumstances that may have an effect on the fair value of the investment.

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course a business. Certain of our leases contain optional termination dates. The table below only includes payments up to the optional termination date. If we were to extended leases beyond the optional termination date the future commitments would increase by approximately $31.6 million. Below is a table that shows the projected outlays as of December 31, 2017:

		Payments due in:
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Capital lease obligations	$1,057	$745	$312	$—	$—
Operating leases obligations	201,900	19,345	39,749	43,163	99,643
Vendor commitments	31,244	16,327	12,957	1,307	653
Total	$234,201	$36,417	$53,018	$44,470	$100,296

Letters of Credit

As of December 31, 2017, we had a total of $4.8 million in letters of credit outstanding substantially in favor of certain landlords for office space. These irrevocable letters of credit, which are not included in the table of contractual obligations above, are unsecured and are expected to remain in effect, in some cases, until 2027.

Off Balance Sheet Arrangements

We have no material off-balance sheet arrangements at December 31, 2017 or 2016 exclusive of items described above and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

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

Market Risk and Market Interest Risk

In May 2017, we issued $400 million aggregate principal amount of 0.25% convertible senior notes due 2022. The fair value of our convertible senior notes is subject to interest rate risk, market risk and other factors due to the convertible feature.  The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Generally, the fair values of 2022 Notes will increase as interest rates fall and decrease as interest rates rise. Additionally, we carry the convertible senior notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

The table below provides a sensitivity analysis of hypothetical 10% changes of our stock price as of December 31, 2017 and the estimated impact on the fair value of the 2022 Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such event may have on the fair value of the 2022 Notes.

Hypothetical change in HubSpot stock price	Fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$487,960	$27,968	6%
No change	$460,012	$—	—
10% decrease	$432,044	$(27,968)	(6)%

ITEM 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of HubSpot, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of HubSpot, Inc. and its subsidiaries (“the Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 13, 2018

We have served as the Company’s auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of HubSpot, Inc.

Cambridge, Massachusetts

We have audited the accompanying consolidated statement of operations, comprehensive loss, stockholders’ equity, and cash flows of HubSpot, Inc. and subsidiaries (the "Company") for the year ended December 31, 2015.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of HubSpot, Inc. and subsidiaries for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 24, 2016

HUBSPOT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$87,680	$59,702
Short-term investments	416,663	54,648
Accounts receivable—net of allowance for doubtful accounts of $638 and $617 at December 31, 2017 and 2016, respectively	60,676	38,984
Deferred commission expense	13,343	9,025
Restricted cash	4,757	162
Prepaid hosting costs	4,964	5,299
Prepaid expenses and other current assets	14,418	8,433
Total current assets	602,501	176,253
Long-term investments	31,394	35,718
Property and equipment, net	43,294	30,201
Capitalized software development costs, net	8,760	6,523
Restricted cash	347	321
Other assets	4,617	950
Intangible assets, net	6,312	16
Goodwill	14,950	9,773
Total assets	712,175	259,755
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	4,657	4,350
Accrued compensation costs	16,329	11,415
Other accrued expenses	20,430	16,192
Deferred revenue	136,880	95,426
Total current liabilities	178,296	127,383
Deferred rent, net of current portion	18,868	10,079
Deferred revenue, net of current portion	2,277	1,171
Other long-term liabilities	3,927	2,422
Convertible senior notes	298,447	—
Total liabilities	501,815	141,055
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value—authorized, 500,000 shares; issued and outstanding, 37,503 and 35,784 at December 31, 2017 and 2016, respectively	38	36
Additional paid-in capital	496,461	365,444
Accumulated other comprehensive loss	(57)	(864)
Accumulated deficit	(286,082)	(245,916)
Total stockholders’ equity	210,360	118,700
Total liabilities and stockholders’ equity	$712,175	$259,755

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Subscription	$356,727	$254,775	$167,920
Professional services and other	18,885	16,192	14,023
Total revenue	375,612	270,967	181,943
Cost of Revenue:
Subscription	51,563	41,182	32,271
Professional services and other	24,166	20,683	15,652
Total cost of revenue	75,729	61,865	47,923
Gross profit	299,883	209,102	134,020
Operating expenses:
Research and development	70,373	45,997	32,457
Sales and marketing	212,859	162,647	112,629
General and administrative	56,787	45,120	35,408
Total operating expenses	340,019	253,764	180,494
Loss from operations	(40,136)	(44,662)	(46,474)
Other (expense) income:
Interest income	3,837	854	390
Interest expense	(13,181)	(265)	(185)
Other (expense) income	(559)	(956)	628
Total other (expense) income	(9,903)	(367)	833
Loss before income tax benefit (expense)	(50,039)	(45,029)	(45,641)
Income tax benefit (expense)	10,325	(533)	(412)
Net loss	(39,714)	(45,562)	(46,053)
Net loss per common share, basic and diluted	$(1.08)	$(1.29)	$(1.39)
Weighted average common shares used in computing basic and diluted net loss per common share:	36,827	35,197	33,222

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year ended December 31,
	2017	2016	2015
Net loss	$(39,714)	$(45,562)	$(46,053)
Other comprehensive loss:
Foreign currency translation adjustments	968	(172)	(272)
Changes in unrealized (loss) gain on investments, net of income taxes of $0 in 2017, $71 in 2016, and $0 in 2015.	(161)	113	(388)
Comprehensive loss	$(38,907)	$(45,621)	$(46,713)

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

	Common Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balances at January 1, 2015	31,431	$32	$265,113	$(145)	$(154,301)	$110,699
Issuance of common stock under stock plans, net of shares withheld for employee taxes	1,910	1	2,252	—	—	2,253
Stock-based compensation	—	—	21,800	—	—	21,800
Proceeds from secondary public offering, net of deferred offering costs	972	1	33,668	—	—	33,669
Unrealized loss on investments, net of income taxes of $0	—	—	—	(388)	—	(388)
Cumulative translation adjustment	—	—	—	(272)	—	(272)
Net loss	—	—	—	—	(46,053)	(46,053)
Balances at December 31, 2015	34,313	34	322,833	(805)	(200,354)	121,708
Issuance of common stock under stock plans, net of shares withheld for employee taxes	1,471	2	8,745	—	—	8,747
Stock-based compensation	—	—	33,866	—	—	33,866
Unrealized gain on investments, net of income taxes of $71	—	—	—	113	—	113
Cumulative translation adjustment	—	—	—	(172)	—	(172)
Net loss	—	—	—	—	(45,562)	(45,562)
Balances at December 31, 2016	35,784	36	365,444	(864)	(245,916)	118,700
Issuance of common stock under stock plans, net of shares withheld for employee taxes	1,719	2	7,919	—	—	7,921
Stock-based compensation	—	—	48,933	—	—	48,933
Cumulative adjustment from adoption of stock compensation standard	—	—	452	—	(452)	—
Cumulative translation adjustment	—	—	—	968	—	968
Unrealized loss on investments, net of income taxes of $0	—	—	—	(161)	—	(161)
Equity component of 2022 Notes (Note 7)	—	—	73,713	—	—	73,713
Net loss	—	—	—	—	(39,714)	(39,714)
Balances at December 31, 2017	37,503	$38	$496,461	$(57)	$(286,082)	$210,360

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Operating Activities:
Net loss	$(39,714)	$(45,562)	$(46,053)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	15,786	11,177	7,343
Stock-based compensation	47,317	32,675	21,308
Deferred income tax benefit	(11,546)	(133)	(50)
Amortization of debt discount and issuance costs	12,366	—	—
(Accretion) amortization of bond discount premium	(1,576)	647	671
Non-cash rent expense	5,039	3,968	1,793
Unrealized currency translation	(139)	81	(329)
Changes in assets and liabilities
Accounts receivable	(20,180)	(14,099)	(11,249)
Prepaid expenses and other assets	(5,588)	(6,126)	(3,373)
Deferred commission expense	(4,004)	(453)	(2,119)
Accounts payable	1,100	983	(508)
Accrued expenses	8,195	4,004	7,085
Deferred rent	3,559	(107)	392
Deferred revenue	38,999	32,311	24,666
Net cash and cash equivalents provided by (used in) operating activities	49,614	19,366	(423)
Investing Activities:
Purchases of investments	(890,009)	(52,131)	(113,615)
Maturities and sales of investments	533,660	50,840	23,018
Purchases of property and equipment	(20,276)	(15,789)	(8,427)
Capitalization of software development costs	(7,071)	(5,749)	(4,314)
Acquisition of a business and purchase of technology	(9,415)	—	(600)
Purchase of strategic investments	(3,500)	—	—
Restricted cash	(4,586)	(128)	(166)
Net cash and cash equivalents used in investing activities	(401,197)	(22,957)	(104,104)
Financing Activities:
Proceeds from common stock offerings, net of offering costs paid of $583	—	—	33,669
Employee taxes paid related to the net share settlement of stock-based awards	(4,419)	(2,368)	(8,607)
Proceeds related to the issuance of common stock under stock plans	13,086	11,584	12,083
Proceeds from issuance of convertible notes, net of issuance costs paid of $10,767	389,233	—	—
Purchase of note hedge related to convertible notes	(78,920)	—	—
Proceeds from the issuance of warrants related to convertible notes, net of issuance costs paid of $200	58,880	—	—
Repayment of capital lease obligations	(1,054)	(743)	(206)
Net cash and cash equivalents provided by financing activities	376,806	8,473	36,939
Effect on exchange rate changes on cash and cash equivalents	2,755	(760)	(553)
Net increase (decrease) in cash and cash equivalents	27,978	4,122	(68,141)
Cash and cash equivalents, beginning of year	59,702	55,580	123,721
Cash and cash equivalents, end of year	$87,680	$59,702	$55,580
Supplemental cash flow disclosure:
Cash paid for interest	$762	$174	$185
Cash paid for income taxes	$855	$954	$215
Non-cash investing and financing activities:
Property and equipment acquired under capital lease	$1,039	$995	$847
Capital expenditures incurred but not yet paid	$680	$1,383	$435
Asset retirement obligations	$575	$561	$—

The accompanying notes are an integral part of the consolidated financial statements

HUBSPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations

HubSpot, Inc. (the “Company”), was formed as a limited liability company in Delaware on April 4, 2005. The Company converted to a Delaware corporation on June 7, 2007. The Company provides a cloud-based inbound marketing and sales platform which features integrated applications to help businesses attract visitors to their websites, convert visitors into leads, close leads into customers and delight customers so they become promoters of those businesses. These integrated applications include social media, search engine optimization, blogging, website content management, marketing automation, email, sales productivity, CRM, analytics, and reporting.

2. Summary of Significant Accounting Policies

Basis of Presentation —The consolidated financial statements have been prepared in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

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

A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share amounts)
Net loss	$(39,714)	$(45,562)	$(46,053)
Weighted-average common shares outstanding—basic	36,827	35,197	33,222
Dilutive effect of share equivalents resulting from stock options, RSUs, ESPP and the Conversion Option of the 2022 Notes	—	—	—
Weighted-average common shares outstanding-diluted	36,827	35,197	33,222
Net loss per common share, basic and diluted	$(1.08)	$(1.29)	$(1.39)

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

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Options to purchase common shares	2,085	2,709	3,331
RSUs	2,315	2,264	1,703
ESPP	10	11	—

The Company expects to settle the principal amount of the 2022 Notes in cash, and therefore, the Company uses the treasury stock method for calculating any potential dilutive effect of the Conversion Option on diluted net income per share, if applicable. The Conversion Option will have a dilutive impact on net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of the 2022 Notes of $94.77 per share. During the year ended December 31, 2017, the Company's weighted average common stock price was below the conversion price of the 2022 Notes.

Cash and Cash Equivalents —The Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly-liquid investments with remaining maturities of three months or less at the date of purchase, consisting of money-market funds.

Investments — Investments consist of corporate debt securities, U.S. government agency obligations, and U.S. Treasury securities. Securities having remaining maturities of more than three months at the date of purchase and less than one year from the date of the balance sheets are classified as short-term, and those with maturities of more than one year from the date of the balance sheet are classified as long-term in the consolidated balance sheets. The Company classifies its debt investments with readily determinable market values as available-for-sale. These investments are classified as investments on the consolidated balance sheets and are carried at fair market value, with unrealized gains and losses considered to be temporary in nature reported as accumulated other comprehensive loss, a separate component of stockholders’ equity. The Company reviews all investments for reductions in fair value that are other-than-temporary. When such reductions occur, the cost of the investment is adjusted to fair value through recording a loss on investments in the consolidated statements of operations. Gains and losses on investments are calculated on the basis of specific identification.

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

Strategic investments — Strategic investments consist of non-controlling equity investments in privately held companies. These investments without readily determinable fair values for which the Company does not have the ability to exercise significant influence are accounted for using the cost method of accounting. Under the cost method of accounting, the non-marketable securities are carried at cost and are adjusted only for other-than-temporary impairments, certain distributions and additional investments.

Accounts Receivable and Allowance for Doubtful Accounts —Accounts receivable are carried at the original invoiced amount less an allowance for doubtful accounts based on the probability of future collection. When management becomes aware of circumstances that may decrease the likelihood of collection to a point where a receivable is no longer probable of being collected, it records an allowance against amounts due, which reduces the receivable to the amount that management reasonably believes will be collected. For all other customers, management determines the adequacy of the allowance based on historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with specific accounts. To date, losses resulting from uncollected receivables have not exceeded management’s expectations.

The following is a roll forward of the Company’s allowance for doubtful accounts (in thousands):

	Balance Beginning of Period	Charged to Statement of Operations	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2017	$617	$3,353	$(3,332)	$638
Year ended December 31, 2016	$371	$2,517	$(2,271)	$617
Year ended December 31, 2015	$218	$1,367	$(1,214)	$371

(1)	Deductions include actual accounts written-off, net of recoveries.

Restricted Cash —The Company had restricted cash of $5.1 million at December 31, 2017 and $483 thousand at December 31, 2016 related to leased facilities.

Property and Equipment —Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to leasehold improvements. Depreciation is recorded over the following estimated useful lives:

Estimated Useful Life
Employee related computer equipment	2 – 3 years
Computer equipment and purchased software	3 years
Office equipment	5 years
Furniture and fixtures	5 years
Internal use software	5 years
Leasehold improvements	Lesser of lease term or useful life

Internal use software

The Company capitalizes certain payroll and stock compensation costs incurred to develop functionality for certain of the Company’s internally built software platforms. The costs incurred during the preliminary stages of development are expensed as incurred. Once a piece of incremental functionality has reached the development stage certain internal costs are capitalized until the functionality is ready for its intended use. Internal use software is included within property and equipment on the balance sheet. The costs are generally amortized on a straight-line basis over an estimated useful life of approximately five years.

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

The changes in these obligations during the year ending December 31, 2017 and December 31, 2016 are as follows:

	Year Ended December 31,
	2017	2016
	(in thousands)
Beginning balance	$591	$—
Additions	580	561
Accretion	46	30
Settlements	(26)	—
Ending balance	$1,191	$591

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

Intangible Assets — Intangible assets consist acquired technology and intellectual property. We record acquired intangible assets at fair value on the date of acquisition. and amortize such assets using the straight-line method over the expected useful life of the asset. The estimated useful life of acquired technology and intellectual property is two to three years. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. If the estimate of an intangible asset’s remaining useful life is changed, we amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

Goodwill —Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company has no other intangible assets with indefinite useful lives. Goodwill is not subject to amortization, but is monitored annually for impairment or more frequently if there are indicators of impairment. Management considers the following potential indicators of impairment: significant underperformance relative to historical or projected future operating results, significant changes in the Company’s use of acquired assets or the strategy of the Company’s overall business, significant negative industry or economic trends and a significant decline in the Company’s stock price for a sustained period. The Company performs its annual impairment test on November 30. Currently, the Company’s goodwill is evaluated at the entity level as it is determined there is only one reporting unit. The Company performs a two-step impairment test. In the first step, the fair value of each reporting unit is compared to its carrying amount. If the fair value exceeds the carrying value of the net assets assigned, goodwill is not considered impaired and the second step is not required. If the carrying value exceeds the fair value, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of the goodwill exceeds the fair value, then an impairment charge is recorded. On November 30, 2017, the fair value of the Company’s single reporting unit exceeded its carrying amount. Because the fair value of the Company’s single reporting unit was in excess of its carrying value and there were no indicators that the Company’s goodwill had become impaired since that date, there was no impairment as of November 30, 2017 or December 31, 2017.

For the years ended December 31, 2017, 2016 and 2015, the Company did not recognize an impairment charge.

Advertising Expense —The Company expenses advertising as incurred, which is included in sales and marketing expense in the accompanying consolidated statements of operations. The Company incurred $5.5 million of advertising expense in 2017, $4.2 million in 2016, and $4.9 million in 2015.

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

When multiple-element arrangements are separated into different units of accounting, the arrangement consideration is allocated to the identified separate units based on a relative selling price hierarchy. The estimated fair value of each element is determined based upon the following hierarchy: (1) vendor specific objective evidence (“VSOE”) of fair value, (2) third party evidence of selling price (“TPE”), or (3) the Company’s best estimate of selling price (“BESP”). There is not an available measure of TPE of selling price and, as such, arrangement consideration is allocated amongst multiple deliverable arrangements using VSOE, if VSOE can be established, and BESP if VSOE cannot be established.   The Company establishes VSOE and BESP for each deliverable primarily considering the median or average of actual sales prices (stand-alone sales prices for VSOE) of each type of subscription and other professional services sold. The Company considers each type of subscription and service as well as pricing and geographic information when establishing VSOE and BESP.  Arrangement consideration is allocated such that the revenue recognized does not exceed the fee subject to refund.

Revenue from subscriptions is recognized ratably over the subscription period beginning on the date the Company’s subscription is made available to customers. Substantially all subscription contracts are one year or less. The Company recognizes revenue from on-boarding and training services as the services are provided.

The Company pays its marketing and sales agency partners (“Partners”) a commission of the subscription sales price for sales to customers. The classification of the commission paid on the Company’s consolidated statements of operations depends on who is purchasing its subscription. In instances where the customer is purchasing the subscription, the Company is the primary obligor and records the commission paid to the Partners as sales and marketing expense. When the Partner purchases the subscription directly from the Company, the Company nets the consideration paid to the Partner against the associated revenue it recognizes, as in these instances the Company’s customer is the Partner and the Company’s remaining obligations are to the Partner. The Company does not believe that it receives a tangible benefit from the payment back to the Partner.

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

A significant portion of the Company’s cash and cash equivalents is held at four financial institutions that management believes to be of high credit quality. Although the Company deposits it cash and cash equivalents with multiple financial institutions, its deposits exceed federally insured limits.

The Company’s investments consist of highly rated corporate debt securities and U.S. government agency obligations, and U.S. Treasury securities. The Company limits the amount of investments in any single issuer. The Company believes that, as of December 31, 2017, its concentration of credit risk related to investments was not significant.

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

At December 31, 2017 and 2016 there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue in any of the periods presented.

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

Capitalized Software Development Costs —Certain payroll and stock compensation costs incurred to develop functionality for the Company’s software and internally built software platforms, as well as certain upgrades and enhancements that are expected to result in increased functionality are capitalized. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, certain internal costs are capitalized until the software is substantially complete and ready for its intended use. Capitalized software development costs are amortized on a straight-line basis over their estimated useful life of two to five years. Management evaluates the useful lives of these assets on a quarterly basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Capitalized software development costs, exclusive of those costs recorded within property and equipment, consisted of the following:

	December 31, 2017	December 31, 2016
	(in thousands)
Gross capitalized software development costs	$33,360	$25,152
Accumulated amortization	(24,600)	(18,629)
Capitalized software development costs, net	$8,760	$6,523

The Company capitalized software development costs, exclusive of costs recorded within property and equipment, of $8.2 million in 2017, $6.4 million in 2016, and $4.5 million in 2015. Stock-based compensation costs included in capitalized software were $1.6 million in 2017, $1.2 million in 2016, and $492 thousand in 2015.

Amortization of capitalized software development costs, exclusive of costs recorded within property and equipment, was $6.3 million in 2017, $5.1 million in 2016, and $4.6 million in 2015. Amortization expense is included in cost of revenue in the consolidated statements of operations.

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

Undistributed foreign earnings of approximately $6.9 million have been taxed in 2017 due to a one-time transition tax on previously undistributed foreign earnings.  For any future foreign earnings, the Company will generally be free of additional U.S. federal tax consequences due to a dividends received deduction implemented as part of the move to a territorial tax system for foreign subsidiary earnings.

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

Recent Accounting Pronouncements— Recent accounting standards not included below are not expected to have a material impact on our consolidated financial position and results of operations.

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

In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, and early adoption is permitted.  The Company adopted this standard in the third quarter of 2017 and the adoption of this standard did not have a material impact on the consolidated financial statements.

In January 2017, the FASB issued guidance simplifying the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. Under current guidance, Step 2 of the goodwill impairment test requires entities to calculate the implied fair value of goodwill in the same manner as the amount of goodwill recognized in a business combination by assigning the fair value of a reporting unit to all of the assets and liabilities of the reporting unit. The carrying value in excess of the implied fair value is recognized as goodwill impairment. Under the new standard, goodwill impairment is recognized based on Step 1 of the current guidance, which calculates the carrying value in excess of the reporting unit’s fair value. The new standard is effective beginning in January 2020, with early adoption permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In November 2016, the FASB issued guidance related to the presentation of restricted cash within the statement of cash flows. The guidance requires entities to show the changes in cash, cash equivalents, and restricted cash in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. As of December 31, 2017, we had $5.1 million in restricted cash. The new standard is effective beginning in the first quarter of 2018, with early adoption permitted. The impact of including restricted cash with cash and cash equivalents when reconciling the beginning-of-year and end-of-year total amounts presented on the consolidated statement of cash flows would increase net cash flows for the year ended December 31, 2017 by approximately $4.6 million.

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

In June 2016, the FASB issued guidance that introduces a new methodology for accounting for credit losses on financial instruments, including available-for-sale debt securities. The guidance establishes a new "expected loss model" that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. This guidance will be effective for the Company on January 1, 2020. The Company is currently evaluating the impact of this guidance on the consolidated financial statements.

In May 2014, the FASB issued updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also provides guidance on the recognition of costs related to obtaining customer contracts.   The new standard is effective for the Company for its annual reporting periods beginning January 1, 2018. The Company will adopt the standard on January 1, 2018, using the modified retrospective method, which will result in a cumulative effect adjustment as of the date of adoption. The Company established a team that has assessed the impact of the standard including the timing of revenue recognition and the accounting for deferred commission costs and related balances. The Company has determined that there will be a change to the period over which sales commissions will be amortized to incorporate an estimated customer life and the amortization period over which internally developed new features and increased functionality for our software platform is recorded, in addition to the initial contract period.  This will result in a longer amortization period for deferred sales commissions, which will reduce the expense in any one period compared to today.  There will also be a change to the scope of capitalized sales commissions based on the definition of incremental costs of obtaining a contract. This will result in a higher capitalized commissions balance upon adoption. In addition, there will be a change in relation to the timing of revenue recognition for certain sales contracts, where free or discounted services are bundled with our subscription offering due primarily to the removal of the current limitation on contingent revenue. This will accelerate revenue recognition on these contracts when these services are provided up front as compared to today. The change in the period over which sales commissions will be amortized will have a material impact to the consolidated financial statements and disclosures. The change in the timing of revenue recognition for certain sales contracts, where free or discounted services are bundled with our subscription offering, will not have a material impact to the consolidated financial statements and disclosures.

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at December 31, 2017 and December 31, 2016:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$12,845	$—	$—	$12,845
Commercial paper	—	5,867	—	5,867
Corporate bonds	—	81,668	—	81,668
U.S. government agency obligations	—	3,987	—	3,987
U.S. Treasury securities	—	356,535	—	356,535
Restricted cash:
Certificates of deposit	—	5,105	—	5,105
Total	$12,845	$453,162	$—	$466,007

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$32,260	$—	$—	$32,260
Commercial paper	—	12,439	—	12,439
Corporate bonds	—	66,947	—	66,947
U.S. government agency obligations	—	10,980	—	10,980
Total	$32,260	$90,366	$—	$122,626

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At December 31, 2017 and December 31, 2016, our Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.

As of December 31, 2017, the fair value of the 2022 Notes (Note 7) was $460.0 million.  The fair value was determined based on the quoted price of the 2022 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy.

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

Strategic investments consist of non-controlling equity investments in privately held companies. These investments without readily determinable fair values for which the Company does not have the ability to exercise significant influence are accounted for using the cost method of accounting. Under the cost method of accounting, the non-marketable securities are carried at cost and are adjusted only for other-than-temporary impairments, certain distributions and additional investments. These investments are valued using significant unobservable inputs or data in an inactive market and the valuation requires the Company's judgment due to the absence of market prices and inherent lack of liquidity. The estimated fair value is based on quantitative and qualitative factors including, but not limited to, subsequent financing activities by the investee and projected discounted cash flows. Fair value is not estimated for non-marketable equity securities if there are no identified events or changes in circumstances that may have an effect on the fair value of the investment. The carrying value of the strategic investments was $3.5 million at December 31, 2017 and $0 at December 31, 2016. Strategic investments are included with other assets on the consolidated balance sheets.

The following tables summarize the composition of our short- and long-term investments at December 31, 2017 and 2016:

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$5,874	$—	$(7)	$5,867
Corporate bonds	81,947	—	(279)	81,668
U.S. government agency obligations	4,000	—	(13)	3,987
U.S. Treasury securities	356,671	8	(144)	356,535
Total	$448,492	$8	$(443)	$448,057

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$12,446	$—	$(7)	$12,439
Corporate bonds	67,126	—	(179)	66,947
U.S. government agency obligations	10,998	—	(18)	10,980
Total	$90,570	$—	$(204)	$90,366

For all of our securities for which the amortized cost basis was greater than the fair value at December 31, 2017 and 2016, the Company has concluded that there is no plan to sell the security nor is it more likely than not that the Company would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, the Company considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

Contractual Maturities

The contractual maturities of short-term and long-term investments held at December 31, 2017 and 2016 are as follows:

	December 31, 2017		December 31, 2016
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
	(in thousands)
Due within one year	$416,932	$416,663	$54,694	$54,648
Due after 1 year through 2 years	31,560	31,394	35,876	35,718
Total	$448,492	$448,057	$90,570	$90,366

4. Property and Equipment

Property and equipment as of December 31, 2017 and December 31, 2016 consists of the following:

	December 31.
	2017	2016
	(in thousands)
Computer equipment & purchased software	$4,571	$3,237
Employee computer equipment	4,260	1,534
Furniture and fixtures	11,083	8,174
Office equipment	2,620	2,326
Leasehold improvements	33,446	23,693
Equipment under capital lease	3,450	2,412
Internal-use software	2,892	1,301
Construction in progress	3,198	322
Total property and equipment	65,520	42,999
Less accumulated depreciation	(22,226)	(12,798)
Property and equipment, net	$43,294	$30,201

Depreciation and amortization expense was $9.4 million in 2017, $5.9 million in 2016, and $2.7 million in 2015.

Accumulated depreciation for equipment under capital lease was $2.4 million as of December 31, 2017 and $1.2 million as of December 31, 2016.

The Company capitalized asset retirement costs of $1.1 million at December 31, 2017 and $561 thousand at December 31, 2016 within leasehold improvements on the consolidated balance sheets, and recorded the related liability to other long-term liabilities. These costs represent future lease restoration obligations as required by Company’s leases.

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

The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed as part of the business combination were determined based on the replacement costs and present value of expected after-tax cash flows attributable to the business which were derived from management’s estimates and assumptions. The sole intangible asset acquired in the business combination was developed technology and the estimate of fair value of the developed technology was determined using a replacement cost approach and the useful life of the technology was estimated to be two years.  The Company will begin amortizing the acquired technology when the technology is placed in use, which is expected to be 2018. The acquired technology will be amortized over its useful life of two year. The amortization expense will be recorded to cost of subscription revenue in the consolidated statements of operations.

The preliminary allocation of the purchase price to the estimated fair value of acquired assets and assumed liabilities is $32 thousand of tangible assets, $6.0 million of acquired technology, and $5.2 million of goodwill. As part of the purchase price allocation, the Company recorded a deferred tax benefit of $2.2 million from a partial release of its deferred tax asset valuation allowance.  The net deferred tax liability from this acquisition provided a source of additional income to support the realizability of the Company’s pre-existing deferred tax assets and as a result, the Company released a portion of its valuation allowance. Lastly, there was approximately $4.0 million of potential consideration that was not included in the purchase price allocation as it is not associated with pre-combination services.  If earned, this will be recorded in the consolidated statement of operations over a period of approximately three years.

The Company has included the operating results of the business combination in its consolidated financial statements since the date of the acquisition. The acquisition did not have a material effect on the revenue or earnings in the consolidated income statement for the reporting periods presented.  The pro forma results of the Company as if the acquisition had taken place on the first day of 2016 were not materially different from the amounts reflected in the accompanying consolidated financial statements.

During the third quarter of 2017 the Company also acquired technology for $400 thousand.  The estimated useful life of the acquired technology is two years.

6. Intangible Assets

Intangible assets as of December 31, 2017 and 2016 consist of the following:

	Weighted Average Remaining Useful Life	December 31,
		2017	2016
		(in thousands)
Acquired technology	19 Months	$7,252	$852
Acquired intellectual property	—	80	80
Accumulated amortization		(1,020)	(916)
Total		$6,312	$16

The estimated useful life of acquired technology and intellectual property is two to three years. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Amortization expense related to intangible assets was $103 thousand in 2017, $84 thousand in 2016, and $96 thousand in 2015. Amortization expense of acquired technology is included in cost of subscription revenue in the consolidated statements of operations. Amortization expense of acquired intellectual property is included in sales and marketing expense in the consolidated statements of operations.

Estimated future amortization expense for intangible assets, currently being amortized, as of December 31, 2017 is as follows:

Years ended December 31,	Amortization Expense
(in thousands)
2018	200
2019	112
Total	$312

The estimated amortization does not include the amortization of the $6.0 million of acquired technology from the acquisition of Motion AI, Inc. as the intangible asset has not been placed into service as of December 31, 2017.  The Company expects that the acquired technology will be placed into service during 2018 and will be amortized through 2020.

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

Each $1,000 principal amount of the 2022 Notes will initially be convertible into 10.5519 shares of the Company’s common stock (the “Conversion Option”), which is equivalent to an initial conversion price of approximately $94.77 per share, subject to adjustment upon the occurrence of specified events. The 2022 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding February 1, 2022, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2017, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of notes for each trading day of the Measurement

Period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events.  On or after February 1, 2022 until the close of business on the second scheduled trading day immediately preceding the Maturity Date, holders may convert their 2022 Notes at any time, regardless of the foregoing circumstances.  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.  If the Company undergoes a fundamental change prior to the maturity date, holders of the notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances.    During the year ended December 31, 2017, the conditions allowing holders of the 2022 Notes to convert have not been met. The 2022 Notes are therefore not convertible during the year ended December 31, 2017 and are classified as long-term debt.

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

The net carrying amount of the liability component of the 2022 Notes is as follows:

	As of December 31, 2017	As of December 31, 2016
	(in thousands)
Principal	$400,000	$—
Unamortized debt discount	(94,498)	—
Unamortized issuance costs	(7,055)	—
Net carrying amount	$298,447	$—

The net carrying amount of the equity component of the 2022 Notes is as follows:

	As of December 31, 2017	As of December 31, 2016
	(in thousands)
Debt discount for conversion option	$106,006	—
Issuance costs	(2,854)	—
Net carrying amount	$103,152	$—

Interest expense related to the 2022 Notes is as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Contractual interest expense	$639	$—	$—
Amortization of debt discount	859	—	—
Amortization of issuance costs	11,507	—	—
Total interest expense	$13,005	$—	$—

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

The difference between the Debt Discount and the total cost of the Convertible Note Hedges, and the difference between the calculation of the book and tax allocation of debt issuance costs between the liability and equity components of the 2022 Notes, resulted in a difference between the carrying amount and tax basis of the 2022 Notes.  This taxable temporary difference resulted in the Company recognizing a $9.4 million deferred tax liability which was recorded as an adjustment to additional paid-in capital on the consolidated balance sheet.  The creation of the deferred tax liability is recognized as a component of equity and represents a source of future taxable income which supports realization of a portion of the income tax benefit associated with the 2017 loss from operations.  Therefore, the Company recorded a corresponding income tax benefit in its consolidated statement of operations in 2017.

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

8. Geographic Data

As more fully described in the Company’s Summary of Significant Accounting Policies, the Company operates in one operating segment. Revenue and long-lived assets by geographic region, based on physical location of the operations recording the sale or the assets are as follows:

Revenues by geographical region:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Americas	$283,696	$219,422	$154,625
Europe	70,895	41,616	23,487
Asia Pacific	21,021	9,929	3,831
Total	$375,612	$270,967	$181,943
Percentage of revenues generated outside of the Americas	24%	19%	15%

In 2017, revenue derived from customers outside the United States (international) was approximately 33% of total revenue.  In 2016, revenue derived from customers outside the United States (international) was approximately 28% of total revenue.

Total long-lived assets by geographical region:

	As of December 31, 2017	As of December 31, 2016
	(In thousands)
Americas	$29,764	$23,205
Europe	11,257	4,716
Asia Pacific	2,273	2,280
Total long lived assets	$43,294	$30,201
Percentage of long lived assets held outside of the Americas	31%	23%

9. Commitments and Contingencies

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through October 2027. Rent expense for non-cancellable operating leases with free rental periods or scheduled rent increases is recognized on a straight-line basis over the terms of the leases. Certain leases contain optional termination dates. The table below only includes payments up to the optional termination date. If the Company were to extended leases beyond the optional termination date the future commitments would increase by approximately $31.6 million. Improvement reimbursements from landlords of $7.3 million are being amortized on a straight-line basis into rent expense over the terms of the leases. The difference between required lease payments and rent expense has been recorded as deferred rent.

Rent expense was $18.9 million in 2017, $13.8 million in 2016, and $7.4 million in 2015. Deferred rent was $19.0 million as of December 31, 2017 and $10.2 million as of December 31, 2016.

Future minimum payments under all operating and capital lease agreements as of December 31, 2017, are as follows:

	Operating	Capital
	(in thousands)
2018	$19,345	$771
2019	19,752	290
2020	19,997	30
2021	21,433	—
2022	21,729	—
Thereafter	99,644	—
Total	$201,900	1,091
Less: Portion representing interest		(34)
Capital lease obligation		$1,057

In January 2018, the Company entered into a new 18 year property lease in Dublin, Ireland, with an option to break the lease after 10 years, for approximately 13,000 square feet of space. The lease commenced in January 2018 and the Company will pay an aggregate of approximately $8.5 million in rent over the initial 10 year lease period.

The Company has entered into certain non-cancelable arrangements (“Vendor Commitments”), which require the future purchase of goods or services.

Future minimum payments under all Vendor Commitments as of December 31, 2017, are as follows:

	Product related obligations	INBOUND event obligations
	(in thousands)
2018	15,852	475
2019	10,826	316
2020	1,500	316
2021	—	653
2022	—	653
Thereafter	—	653
Total	$28,178	$3,066

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

10. Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ equity, for the years ended December 31, 2017 and 2016:

	Cumulative Translation Adjustment	Unrealized Loss on Investments	Total
	(in thousands)
Beginning balance at January 1, 2016	$(417)	$(388)	$(805)
Other comprehensive (loss) income before reclassifications	(172)	113	(59)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Ending balance at December 31, 2016	$(589)	$(275)	$(864)
Other comprehensive income (loss) before reclassifications	968	(161)	807
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Ending balance at December 31, 2017	$379	$(436)	$(57)

11. Stockholders’ Equity and Stock-Based Compensation

Common Stock Reserved —As of December 31, 2017 and 2016, the Company has authorized 500 million shares of common stock. The number of shares of common stock reserved for the vesting of RSUs, exercise of common stock options, and ESPP are as follows (in thousands):

	December 31, 2017	December 31, 2016
RSUs	2,085	2,264
Common stock options	2,315	2,709
ESPP	10	11
	4,410	4,984

Equity Incentive Plan —The Company’s 2007 Equity Incentive Plan (the “2007 Plan”) was terminated in connection with the IPO, and accordingly, no shares are available for issuance under the 2007 Plan. The 2007 Plan will continue to govern outstanding awards granted thereunder, The 2007 Plan provided for the grant of qualified incentive stock options and nonqualified stock options or other awards such as RSUs to the Company’s employees, officers, directors and outside consultants. The term of each option is fixed by the Company’s compensation committee and may not exceed 10 years from the date of grant. As of December 31, 2017, 1.7 million options to purchase common stock and 49 thousand RSUs remained outstanding under the 2007 Plan.

On September 25, 2014, the Company’s board of directors adopted and the Company’s stockholders approved the 2014 Stock Option and Incentive Plan (the “2014 Plan”). The 2014 Plan became effective upon the closing of the Company’s IPO. The Company initially reserved 1,973,551 shares of its common stock, or the Initial Limit, for the issuance of awards under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each January 1, beginning on January 1, 2015, by 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. The term of each option is fixed by the Company’s compensation committee and may not exceed 10 years from the date of grant. As of December 31, 2017, 582 thousand options to purchase common stock and 2.0 million RSUs remained outstanding under the 2014 Plan.

Equity Compensation Expense —The Company’s equity compensation expense is comprised of awards of options to purchase common stock, RSUs, and stock issued under the Company’s ESPP.

The following two tables show stock compensation expense by award type and where the stock compensation expense is recorded in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Options	$4,948	$5,202	$6,349
ESPP	1,233	1,093	1,035
RSUs	41,136	26,380	13,924
Total stock-based compensation	$47,317	$32,675	$21,308

	2017	2016	2015
	(in thousands)
Cost of revenue, subscription	$658	$512	$341
Cost of revenue, service	2,327	1,640	1,216
Research and development	12,816	8,828	6,327
Sales and marketing	19,016	13,352	7,658
General and administrative	12,500	8,343	5,766
Total stock-based compensation	$47,317	$32,675	$21,308

Excluded from stock-based compensation expense is $1.6 million of capitalized software development costs in 2017, $1.2 million in 2016, and $492 thousand in 2015.

Stock Options —The fair value of employee options is estimated on the date of each grant using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
	2017	2016	2015
Risk-free interest rate (%)	1.74-2.09	1.38 - 1.41	1.36 - 1.53
Expected term (years)	5.18-6.21	5.08 - 6.21	6.18 - 6.22
Volatility (%)	39.4-43.7	38.0 - 41.0	43.0 - 51.6
Expected dividends	—	—	—

The weighted-average grant-date fair value of options granted was $24.56 per share in 2017, $16.97 per share in 2016, and $16.53 per share in 2015.

The interest rate was based on the U.S. Treasury bond rate at the date of grant with a maturity approximately equal to the expected term. The expected term of options granted to employees was calculated using the simplified method, which represents the average of the contractual term of the option and the weighted-average vesting period of the option. The expected term of options granted to nonemployees is equal to the remaining contractual term as of the measurement date. Expected volatility for the Company’s common stock was based on an average of the historical volatility of a peer group of similar public companies. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. Forfeitures of share-based awards prior to vesting results in a reversal of previously recorded stock-compensation expense associated with such forfeited awards

Prior to the Company’s IPO, the fair value of the Company’s common stock was determined by the Board of Directors at each award grant date based upon a variety of factors, including the results obtained from independent third-party valuations, the Company’s financial position and historical financial performance, the status of technological developments within the Company’s products, the composition and ability of the engineering and management team, an evaluation of benchmark of the Company’s competition, the climate in the marketplace, the illiquid nature of the common stock, arm’s-length sales of the Company’s capital stock (including redeemable convertible preferred stock), the effect of the rights and preferences of the preferred stockholders and the prospects of a liquidity event, among others. After the Company’s IPO, the fair value of the Company’s common stock is the closing price of the stock on the date of grant.

The stock option activity for the year ended December 31, 2017 is as follows:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding—January 1, 2017	2,709	$13.99	6.1	$89,411
Granted	180	56.67
Exercised	(543)	16.07
Forfeited/expired	(31)	24.12
Outstanding—December 31, 2017	2,315	16.69	5.3	$165,974
Options vested or expected to vest—December 31, 2017	2,315	$16.69	5.3	$165,974
Options exercisable—December 31, 2017	1,945	$11.39	4.8	$149,803

Total unrecognized compensation cost related to the nonvested options was $5.4 million at December 31, 2017. That cost is expected to be recognized over a weighted-average period of 2.2 years as of December 31, 2017.

Restricted Stock Units —RSUs vest upon achievement of a service condition and, prior to six months after the Company’s IPO, a performance condition. As soon as practicable following each vesting date, the Company will issue to the holder of the RSUs the number of shares of common stock equal to the aggregate number of RSUs that have vested. Notwithstanding the foregoing, the Company may, in its sole discretion, in lieu of issuing shares of common stock to the holder of the RSUs, pay the holder an amount in cash equal to the fair market value of such shares of common stock. The service condition is a time-based condition met over a period of four years, with 25% met after one year, and then in equal monthly or quarterly installments over the succeeding three years, or over a period of four years, with equal quarterly installments over those four years. The performance condition was met six months following the Company’s IPO. Upon completion of the Company’s IPO the Company began recording stock-based compensation expense based on the grant-date fair value of the RSUs using the accelerated attribution method for RSUs granted prior to its IPO and using the straight-line method for RSUs granted following its IPO. The total stock-based compensation expense expected to be recorded over the remaining life of outstanding RSUs is approximately $102.3 million at December 31, 2017. That cost is expected to be recognized over a weighted-average period of 2.7 years as of December 31, 2017. As of December 31, 2017, there are 2.1 million RSUs expected to vest with an aggregate intrinsic value of $184.1million. The total fair value of RSUs vested was approximately $48.6 million in the year ended December 31, 2017, $24.0 million in the year ended December 31, 2016, and $11.9 million in the year ended December 31, 2015.

The following table summarizes the activity related to RSUs for the year ended December 31, 2017:

	RSUs Outstanding
	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Unvested and outstanding at January 1, 2017	2,264	$42.04
Granted	1,189	64.59
Vested	(1,151)	42.24
Canceled	(217)	48.13
Unvested and outstanding at December 31, 2017	2,085	$54.12

12. Employee Stock Purchase Plan

On September 25, 2014, the Company’s board of directors adopted and the Company’s stockholders approved the 2014 Employee Share Purchase Plan (the “ESPP”). The ESPP became effective upon the closing of the Company’s IPO. The ESPP authorizes the issuance of up to a total of 1,409,988 shares of common stock to participating employees, and allows eligible employees to purchase shares of common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals. The offering periods generally start on the first trading day on or after January 1st and July 1st of each year.

In December 2017, the Company’s board of directors amended and restated the ESPP. In conjunction with the amendment of the ESPP, the Company amended the offering periods, which will now commence on June 1 and November 1 of each year starting with the offering period beginning with offering period in June 2018.

The following table summarizes the activity related to ESPP:

	Shares Issued (in thousands)	Weighted- Average Purchase Price	Total Cash Proceeds (in thousands)
2017	94	38.83	3,635
2016	70	38.98	2,721
2015	29	28.46	814

13. Income Taxes

(Loss) income before provision for income taxes was as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
United States	$(54,894)	$(47,112)	$(47,911)
Foreign	4,855	2,083	2,270
Total	$(50,039)	$(45,029)	$(45,641)

The benefit (provision) for income taxes consists of the following:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Current income tax provision
Federal	$—	$—	$—
State	(144)	(95)	(61)
Foreign	(1,077)	(579)	(401)
Total current income tax provision	(1,221)	(674)	(462)
Deferred income tax benefit
Federal	10,435	61	(10)
State	977	—	—
Foreign	134	80	60
Total deferred income tax benefit	11,546	141	50
Total income tax benefit (provision)	$10,325	$(533)	$(412)

The following reconciles the differences between income taxes computed at the federal statutory rate of 35% and the provision for income taxes:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Expected income tax benefit at the federal statutory rate	$17,166	$15,761	$15,974
State taxes net of federal benefit	5,150	916	2,257
Stock-based compensation	10,939	(2,001)	(1,685)
Difference in foreign tax rates	988	415	482
U.S. tax credits	1,717	1,609	2,738
Convertible debt and acquisition	11,573	—	—
Federal rate change	(49,123)	—	—
Transition tax	(1,063)
Change in valuation allowance	13,988	(16,413)	(19,421)
Other	(1,010)	(820)	(757)
Income tax benefit (provision)	$10,325	$(533)	$(412)

On December 22, 2017, the United States of America signed tax legislation (the “2017 Act”) which enacts a wide range of changes to the U.S. corporate income tax system. The 2017 Act reduces the U.S. corporate tax rate to 21% effective in 2018, broadens the tax base and changes rules for expensing and capitalizing business expenditures, establishes a territorial tax system for foreign earnings as well as a minimum tax on certain foreign earnings, provides for a one-time transition tax on previously undistributed foreign earnings, and introduces new rules for the treatment of certain export sales.

At December 31, 2017, the Company has not completed the accounting for the tax effects of enactment of the 2017 Act; however, in certain cases, as described below, the Company has made a reasonable estimate of the effects on existing deferred tax balances and the one-time transition tax. For the items for which the Company was not able to determine a reasonable estimate, no net income tax expense or benefit was recognized.

The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21% for U.S. federal tax purposes. However, the Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of deferred tax balances was $49.1 million, which was offset by a corresponding reduction in the valuation allowance.

The one-time transition tax is based on the Company’s total post-1986 earnings and profits (E&P) for which the Company previously deferred from U.S. income taxes.  The one-time transition tax results in an estimated inclusion of $6.9 million of foreign earnings in U.S. taxable income, which reduces U.S. federal and state net operating losses generated during 2017.  The Company has not yet completed the calculation of the total post-1986 foreign E&P for these foreign subsidiaries, and therefore this estimate may change as additional clarifying and interpretative technical guidance is issued related to the calculation of our one-time transition tax.

The changes included in the 2017 Act are broad and complex. The final transition impacts of the 2017 Act may differ from the above estimates, possibly materially, due to, among other things, changes in interpretations of the 2017 Act, any legislative action to address questions that arise because of the 2017 Act, actions taken by U.S. state governments and taxing authorities in response to the 2017 Act, any changes in accounting standards for income taxes or related interpretations in response to the 2017 Act, or any updates or changes to estimates that have been utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. The Securities Exchange Commission has issued rules that allow for a measurement period of up to one year after the enactment date of the 2017 Act to finalize the recording of the related tax impacts. The Company currently anticipate finalizing and recording any resulting adjustments during 2018.

Deferred Tax Assets and Liabilities —Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$87,521	$73,750
Research and investment credits	9,402	6,674
Accruals and reserves	6,627	6,699
Depreciation	911	744
Intangible assets	—	215
Stock-based compensation	4,146	8,115
Total deferred tax assets	$108,607	$96,197
Deferred tax liabilities:
Intangible assets	(1,273)	—
Convertible debt	(5,664)	—
Capitalized costs	(4,648)	(4,843)
Total deferred tax liabilities	(11,585)	(4,843)
Valuation allowance	(96,630)	(91,132)
Net deferred tax assets	$392	$222

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

The valuation allowance increased by $5.5 million in 2017, $16.5 million in 2016 and $19.4 million in 2015, primarily due to the increase in the U.S. net operating loss deferred tax asset. The Company does not expect any significant changes in its valuation allowance positions within the next 12 months.

At December 31, 2017, undistributed foreign earnings of approximately $6.9 million have been taxed due to the one-time transition tax on previously undistributed foreign earnings required by the 2017 Act.  For any future foreign earnings, the Company will generally be free of additional U.S. federal tax consequences due to a dividends received deduction implemented as part of the move to a territorial tax system for foreign subsidiary earnings. No provision has been made for additional deferred taxes related to any remaining historical outside basis differences in our non-U.S. subsidiaries, which could include U.S. state taxes and foreign withholding taxes. The Company continues to assess the impact of the 2017 Act on its indefinite reinvestment in these outside basis differences generated on or before December 31, 2017 and intends to finalize this assessment within the one-year measurement period as allowed for by the Securities and Exchange Commission.

The Company had federal and state net operating loss carryforwards of $352.5 million and $224.7 million, respectively at December 31, 2017, which expire at various dates through 2037

The Company had federal research and development credit carryforwards of $5.8 million at December 31, 2017 that expire at various dates through 2037. The Company also has state research and investment credit carryforwards of $2.5 million and $756 thousand, respectively that expire at various dates through 2032.

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in the Company's ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of net operating loss carryforwards before they expire. The Company performed an analysis through December 31, 2016, and determined any potential ownership change under Section 382 during the year would not have a material impact on the future utilization of US net operating losses and tax credits. There was no material change to this conclusion in 2017. However, future transactions in the Company's common stock could trigger an ownership change for purposes of Section 382, which could limit the amount of net operating loss carryforwards and other attributes that could be utilized annually in the future to offset taxable income, if any. Any such limitation, whether as the result of sales of common stock by our existing stockholders or sales of common stock by the Company, could have a material adverse effect on results of operations in future years.

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

The following summarizes activity related to unrecognized tax benefits:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Unrecognized benefit—beginning of the year	$1,742	$673	$1,713
Gross increases—current period positions	983	1,069	171
Gross decrease—prior period positions	—	—	(1,211)
Unrecognized benefit—end of period	$2,725	$1,742	$673

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

The Company has elected to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. No interest or penalties have been recorded through December 31, 2017.

The Company does not expect any significant change in its unrecognized tax benefits within the next 12 months.

The Company files tax returns in the United States, Ireland, Australia, Singapore, Japan, Germany and various state jurisdictions. All of the Company’s tax years remain open to examination by major taxing jurisdictions to which the Company is subject, as carryforward attributes generated in past years may still be adjusted upon examination by the Internal Revenue Service or state and foreign tax authorities if they have or will be used in future periods. The Company is routinely examined by various taxing authorities. The IRS completed a federal income tax audit for the tax year 2013 during 2016. The completed federal income tax audit did not yield a material effect on the Company’s financial condition or results of operations.

14. Employee Benefit Plan

In July 2008, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Total contributions were $2.9 million in 2017, $2.1 million in 2016, and $1.2 million in 2015.

15. Quarterly Financial Results (unaudited)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share amounts)
Year ended December 31, 2017
Revenue	$106,541	$97,726	$89,093	$82,252
Cost of revenue	21,056	19,010	18,591	17,072
Gross profit	85,485	78,716	70,502	65,180
Net loss	(11,535)	(10,583)	(9,521)	(8,075)
Basic and diluted net loss per share	$(0.31)	$(0.29)	$(0.26)	$(0.22)
Year ended December 31, 2016
Revenue	$76,444	$70,589	$64,974	$58,960
Cost of revenue	16,887	15,812	15,195	13,971
Gross profit	59,557	54,777	49,779	44,989
Net loss	(13,829)	(10,515)	(11,064)	(10,154)
Basic and diluted net loss per share	$(0.39)	$(0.30)	$(0.32)	$(0.29)

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included on under Item 8 of this annual report on Form 10-K

(c)	Inherent Limitations of Internal Controls

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

(d)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The complete response to this Item regarding the backgrounds of our executive officers and directors and other information required by Items 401, 405 and 407 of Regulation S-K will be contained in our definitive proxy statement for our 2018 Annual Meeting of Stockholders.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that is applicable to all of our employees, officers and directors including our chief executive officer and senior financial officers, which is available on our website under “Investor Relations—Corporate Governance.”

ITEM 11.	Executive Compensation

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2018 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2018 Annual Meeting of Stockholders.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2018 Annual Meeting of Stockholders.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2018 Annual Meeting of Stockholders.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules
(a)	Documents Filed as Part of this Annual Report on Form 10-K
1.	Financial Statements (included in Item 8 of this Annual Report on Form 10-K):
•	Reports of Independent Registered Public Accounting Firms
•	Consolidated Balance Sheets as of December 31, 2017 and 2016
•	Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015
•	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2017, 2016 and 2015
•	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015
•	Notes to Consolidated Financial Statements
2.	Financial Statement Schedules

Financial statements schedules are omitted as they are either not required or the information is otherwise included in the consolidated financial statements.

3.	The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit List on the following page and are incorporated herein.

ITEM 16.	10-K Summary

Not applicable.

EXHIBIT LIST

Exhibit
number	Description of exhibit
3.1(1)	Seventh Amended and Restated Certificate of Incorporation (as amended and currently in effect)

3.2(2)	Amended and Restated Bylaws (as currently in effect)

4.1(3)	Form of Common Stock Certificate

4.2(4)	Fourth Amended and Restated Investors’ Rights Agreement between the Registrant and the investors named therein dated October 25, 2012

4.3(5)	Indenture, dated as of May 10, 2017, between HubSpot, Inc., and Wilmington Trust, National Association, as trustee

4.4(5)	Form of 0.25% Convertible Senior Notes due 2022 (included in Exhibit 4.3)

10.1(6)

Amended and Restated Lease between Jamestown Premier Davenport, LLC and HubSpot, Inc., executed December 14, 2015 and effective as of November 1, 2015; First Amendment to Amended and Restated Lease between Davenport Owner (DE) LLC and HubSpot, Inc., effective as of March 23, 2017

10.2(7)

Lease, dated February 22, 2016, among HubSpot Ireland Limited, HubSpot, Inc. and Hibermia REIT Plc and Agreement for Lease, dated November 6, 2015, among HubSpot Ireland Limited, HubSpot, Inc. and Hibermia REIT plc

10.3(8)	Lease dated April 23, 2015 between BCSP Cambridge Two Property LLC and HubSpot, Inc., amended as of August 10, 2016
10.4(9)	Lease dated October 7, 2016 between One Canal Park Massachusetts LLC and HubSpot, Inc.; First Amendment to Lease dated February 14, 2017 between One Canal Park Massachusetts, LLC and HubSpot, Inc.

10.5(10)#	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors

10.6(11)#	2007 Equity Incentive Plan and forms of restricted stock agreement and option agreements thereunder

10.7**#	2014 Stock Option and Grant Plan and forms of restricted stock and option agreements thereunder

10.8(12)#	2014 Employee Stock Purchase Plan

10.9(13)#	Senior Executive Cash Incentive Bonus Plan

10.10(14)	Form of Call Option Transaction Confirmation

10.11(15)	Form of Warrant Confirmation

10.12**#	Non-Employee Director Compensation Policy (as amended and currently in effect)

21.1**	List of Subsidiaries

23.1**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

23.2**	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1**	Power of Attorney (included on signature page)

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**Ÿ	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates a management contract or compensatory plan.
**	Filed herewith.
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

(1)	Incorporated by reference to Exhibit 3.1 to HubSpot, Inc.’s Annual Report on Form 10-K filed on February 24, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to HubSpot, Inc.’s Annual Report on Form 10-K filed on February 24, 2016.
(3)	Incorporated by reference to Exhibit 4.1 to HubSpot, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-198333) filed on September 26, 2014.
(4)	Incorporated by reference to Exhibit 4.2 to HubSpot, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-198333) filed on August 25, 2014.
(5)	Incorporated by reference to Exhibit 4.1 to HubSpot, Inc.’s Form 8-K filed on May 10, 2017.
(6)	Incorporated by reference to Exhibit 10.1 to HubSpot, Inc.’s Form 8-K filed on December 18, 2015 and to Exhibit 10.2 to HubSpot, Inc.’s Quarterly Report on Form 10-Q filed May 2, 2017.
(7)	Incorporated by reference to Exhibit 10.1 to HubSpot, Inc.’s Quarterly Report on Form 10-Q filed May 4, 2016.
(8)	Incorporated by reference to Exhibit 10.5 to HubSpot, Inc.’s Annual Report on Form 10-K filed on February 16, 2017.
(9)	Incorporated by reference to Exhibit 10.1 to HubSpot, Inc.’s Form 8-K filed on October 13, 2016 and to Exhibit 10.1 to HubSpot, Inc.’s Quarterly Report on Form 10-Q filed May 2, 2017.
(10)	Incorporated by reference to Exhibit 10.4 to HubSpot, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-198333) filed on August 25, 2014.
(11)	Incorporated by reference to Exhibit 10.5 to HubSpot, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-198333) filed on August 25, 2014.
(12)	Incorporated by reference to Exhibit 10.8 to HubSpot, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-198333) filed on October 6, 2014.
(13)	Incorporated by reference to Exhibit 10.10 to HubSpot, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-198333) filed on September 26, 2014.
(14)	Incorporated by reference to Exhibit 10.1 to HubSpot, Inc.’s Form 8-K filed on May 10, 2017.
(15)	Incorporated by reference to Exhibit 10.2 to HubSpot, Inc.’s Form 8-K filed on May 10, 2017.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Cambridge, Commonwealth of Massachusetts, on the 13th day of February 2018.

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

Signature	Title	Date

/s/ Brian Halligan	Chief Executive Officer and Chairman	February 13, 2018
Brian Halligan	(Principal Executive Officer)

/s/ John Kinzer	Chief Financial Officer	February 13, 2018
John Kinzer	(Principal Financial and Accounting Officer)

/s/ Dharmesh Shah	Director and Chief Technology Officer	February 13, 2018
Dharmesh Shah

/s/ Ron Gill	Director	February 13, 2018
Ron Gill

/s/ Julie Herendeen	Director	February 13, 2018
Julie Herendeen

/s/ Lorrie Norrington	Director	February 13, 2018
Lorrie Norrington

/s/ Michael Simon	Director	February 13, 2018
Michael Simon

/s/ Jay Simons	Director	February 13, 2018
Jay Simons

/s/ David Skok	Director	February 13, 2018
David Skok

/s/ Jill Ward	Director	February 13, 2018
Jill Ward