Form 10-Q
period 2018-03-31
HUBSPOT INC
filed 2018-05-10
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2018

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

There were 38,409,346 shares of the registrant’s Common Stock issued and outstanding as of April 30, 2018.

HUBSPOT, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and these statements involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements.  Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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
•

our anticipated areas of investments, including sales and marketing, research and development, customer service and support, data center infrastructure and service capabilities, and expectations relating to such investments;

•	our predictions about industry and market trends;
•

our ability to anticipate and address the evolution of technology and the technological needs of our customers, to roll-out upgrades to our existing software platform and to develop new and enhanced applications to meet the needs of our customers;

•	our ability to maintain our brand and inbound marketing thought leadership position;
•	the impact of our corporate culture and our ability to attract, hire and retain necessary qualified employees to expand our operations;
•	the anticipated effect on our business of litigation to which we are or may become a party;
•	our ability to successfully acquire and integrate companies and assets;
•	the U.S. federal tax consequences due to dividends received as part of the move to a territorial tax system for foreign subsidiary earnings;
•	our plans regarding declaring or paying cash dividends in the foreseeable future; and
•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business both in the United States and internationally.

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

In this Quarterly Report on Form 10-Q, the terms “HubSpot,” “we,” “us,” and “our” refer to HubSpot, Inc. and its subsidiaries, unless the context indicates otherwise.

PART I — Financial Information

Item 1.	Financial Statements

HubSpot, Inc.

Unaudited Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$154,031	$87,680
Short-term investments	375,379	416,663
Accounts receivable — net of allowance for doubtful accounts of $577 and $617 at March 31, 2018 and December 31, 2017, respectively	54,208	60,676
Deferred commission expense	12,721	13,343
Restricted cash	5,968	4,757
Prepaid hosting costs	1,648	4,964
Prepaid expenses and other current assets	15,588	14,418
Total current assets	619,543	602,501
Long-term investments	28,100	31,394
Property and equipment, net	47,734	43,294
Capitalized software development costs, net	9,885	8,760
Deferred commission expense, net of current portion	11,228	—
Other assets	5,273	4,964
Intangible assets, net	6,262	6,312
Goodwill	14,950	14,950
Total assets	$742,975	$712,175
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,194	$4,657
Accrued compensation costs	14,680	16,329
Other accrued expenses	23,996	20,430
Deferred revenue	148,500	136,880
Total current liabilities	192,370	178,296
Deferred rent, net of current portion	19,646	18,868
Deferred revenue, net of current portion	2,284	2,277
Other long-term liabilities	4,222	3,927
Convertible senior notes	303,355	298,447
Total liabilities	521,877	501,815
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	39	38
Additional paid-in capital	516,934	496,461
Accumulated other comprehensive loss	(138)	(57)
Accumulated deficit	(295,737)	(286,082)
Total stockholders’ equity	221,098	210,360
Total liabilities and stockholders’ equity	$742,975	$712,175

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	For the Three Months Ended March 31,
	2018	2017
Revenues:
Subscription	$108,602	$77,503
Professional services and other	5,954	4,749
Total revenue	114,556	82,252
Cost of revenues:
Subscription	15,235	11,409
Professional services and other	7,142	5,663
Total cost of revenues	22,377	17,072
Gross profit	92,179	65,180
Operating expenses:
Research and development	26,352	13,370
Sales and marketing	59,910	46,672
General and administrative	17,241	13,138
Total operating expenses	103,503	73,180
Loss from operations	(11,324)	(8,000)
Other (expense) income:
Interest income	1,824	303
Interest expense	(5,174)	(52)
Other expense	(283)	(128)
Total other (expense) income	(3,633)	123
Loss before income tax expense	(14,957)	(7,877)
Income tax expense	(491)	(198)
Net loss	$(15,448)	$(8,075)
Net loss per share, basic and diluted	$(0.41)	$(0.22)
Weighted average common shares used in computing basic and diluted net loss per share:	37,832	36,205

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months Ended March 31,
	2018	2017
Net loss	$(15,448)	$(8,075)
Other comprehensive loss:
Foreign currency translation adjustment	298	121
Changes in unrealized loss on investments, net of income taxes of $0 for the three months ended March 31, 2018 and $18 for the three months ended March 31, 2017	(379)	35
Comprehensive loss	$(15,529)	$(7,919)

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended March 31,
	2018	2017
Operating Activities:
Net loss	$(15,448)	$(8,075)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities
Depreciation and amortization	5,110	3,329
Stock-based compensation	16,046	9,303
Benefit for deferred income taxes	—	(27)
Amortization of debt discount and issuance costs	4,908	—
(Accretion) amortization of bond discount premium	(1,164)	77
Noncash rent expense	794	1,667
Unrealized currency translation	36	(46)
Changes in assets and liabilities
Accounts receivable	6,863	4,176
Prepaid expenses and other assets	1,880	1,061
Deferred commission expense	(5,068)	(464)
Accounts payable	166	(1,250)
Accrued expenses	1,674	922
Deferred rent	(48)	(34)
Deferred revenue	10,973	8,453
Net cash and cash equivalents provided by operating activities	26,722	19,092
Investing Activities:
Purchases of investments	(210,886)	(16,367)
Maturities of investments	256,250	15,860
Purchases of property and equipment	(6,239)	(5,835)
Capitalization of software development costs	(2,616)	(1,610)
Purchases of strategic investments	(250)	—
Net cash and cash equivalents provided by (used in) investing activities	36,259	(7,952)
Financing Activities:
Employee taxes paid related to the net share settlement of stock-based awards	(2,344)	(1,153)
Proceeds related to the issuance of common stock under stock plans	6,113	4,340
Repayments of capital lease obligations	(212)	(240)
Net cash and cash equivalents provided by financing activities	3,557	2,947
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	677	454
Net increase in cash, cash equivalents, and restricted cash	67,215	14,541
Cash, cash equivalents and restricted cash, beginning of period	92,784	60,185
Cash, cash equivalents and restricted cash, end of period	$159,999	$74,726
Supplemental cash flow disclosure:
Cash paid for interest	$15	$192
Cash paid for income taxes	$45	$37
Non-cash investing and financing activities:
Property and equipment acquired under capital lease	$—	$247
Capital expenditures incurred but not yet paid	$1,382	$1,525
Asset retirement obligations	$101	$—

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Notes to Unaudited Consolidated Financial Statements

1. Organization and Operations

HubSpot, Inc. (the “Company”) provides a cloud-based inbound marketing, sales and customer service platform which features integrated applications to help businesses attract visitors to their websites, convert visitors into leads, close leads into customers and delight customers so they become promoters of those businesses. These integrated applications include social media, search engine optimization, blogging, website content management, marketing automation, email, sales productivity, CRM, analytics, reporting, helpdesk, chat, and knowledge base.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, the Company has prepared the accompanying unaudited consolidated financial statements on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2017, and these consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2018. The year-end balance sheet data was derived from audited financial statements, but this Form 10-Q does not include all disclosures required under GAAP. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted under the rules and regulations of the SEC.

These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 13, 2018. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K that have had a material impact on our consolidated financial statements and related notes, except the adoption of updated guidance related to revenue recognition and costs to obtain a contract with a customer as described within Note 2 of these consolidated financial statements.

Recent Accounting Pronouncements

Recent accounting standards not included below are not expected to have a material impact on our consolidated financial position and results of operations.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance simplifying the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. Under current guidance, Step 2 of the goodwill impairment test requires entities to calculate the implied fair value of goodwill in the same manner as the amount of goodwill recognized in a business combination by assigning the fair value of a reporting unit to all of the assets and liabilities of the reporting unit. The carrying value in excess of the implied fair value is recognized as goodwill impairment. Under the new standard, goodwill impairment is recognized based on Step 1 of the current guidance, which calculates the carrying value in excess of the reporting unit’s fair value. The new standard is effective beginning in January 2020, with early adoption permitted. The Company does not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In November 2016, the FASB issued guidance related to the presentation of restricted cash within the statement of cash flows. The guidance requires entities to show the changes in cash, cash equivalents, and restricted cash in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. The Company adopted the updated guidance as of January 1, 2018. As a result of adopting this guidance cash and cash equivalents provided by (used in) investing activities increased by $864 thousand and net increase in cash, cash equivalents, and restricted cash also increased by $864 thousand for the three months ended March 31, 2018. Cash and cash equivalent provided by (used in) investing activities increased by $4.4 million and net increase in cash, cash equivalents, and restricted cash increased by $4.5 million for the three months ended March 31, 2017 in the consolidated statements of cash flows.

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

In January 2016, the FASB issued guidance that requires entities to measure equity instruments at fair value and recognize changes in fair value within the statement of operations. The Company adopted the updated guidance as of January 1, 2018.  The guidance provides for electing a measurement alternative or defaulting to the fair value option for equity investments that do not have readily determinable fair values. The Company elected the measurement alternative for its equity investments in privately held companies, which are included in other assets in the accompanying consolidated balance sheets. These investments are measured at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which will be recorded within the statement of operations. The adoption of this guidance did not have a material impact on the consolidated financial statements.

In May 2014, the FASB issued updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also provides guidance on the recognition of costs related to obtaining customer contracts. The Company adopted the updated guidance as of January 1, 2018 using the modified retrospective transition method. See Note 2 of these consolidated financial statements for further details

2. Revenues

Adoption of Updated Revenue Guidance

On January 1, 2018, the Company adopted new revenue guidance using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after December 31, 2017 are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with historic revenue guidance.  The Company applied the new standard using practical expedients where:

•

the measurement of the transaction price excludes all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer;

•	the new revenue guidance has been applied to portfolios of contracts with similar characteristics;
•	the modified retrospective approach has been applied only to contracts that are not completed contracts at the date of initial adoption; and
•	the value of unsatisfied performance obligations for contracts with an original expected length of one year or less has not been disclosed.

The impact of applying the new guidance in 2018 vs the prior guidance resulted in a change to the period over which sales commissions are amortized to incorporate an estimated customer life and the amortization period over which internally developed new features and increased functionality for our software platform is recorded, in addition to the initial contract period. This resulted in a longer amortization period for deferred commission expense, which reduces expense compared to the application of the prior guidance.  There was also a change to the scope of sales commissions that are capitalized based on the definition of incremental costs of obtaining a contract. This increased the amount of commissions cost that was capitalized compared to the application of the prior guidance. In addition, there was a change in the timing of revenue recognition for certain sales contracts where free or discounted services are bundled with subscription services due to the removal of the limitation on recording contingent revenue that existed in the prior guidance. Removing the limitation of recording contingent revenue resulted in an acceleration of revenue recognition on these contracts compared to the application of the prior guidance.

The Company recorded a net increase to opening retained earnings of $5.8 million as of January 1, 2018 due to the cumulative impact of adopting the new revenue guidance, with the impact primarily related to the recognition of costs associated with obtaining customer contracts. The resulting impact to the consolidated statements of operations and comprehensive loss of applying the new guidance in 2018 vs the prior guidance was a decrease to subscription revenue of $170 thousand, an increase to professional services and other revenue of $140 thousand, a decrease to total revenues of $30 thousand, and a decrease to selling and marketing expense and total operating expenses of $3.6 million for the three months ended March 31, 2018.  The resulting impact to loss from operations, loss before income tax (expense) benefit, net loss and comprehensive loss was $3.5 million.  The resulting impact on basic earnings per share was $0.09.  The resulting impact to the consolidated balance sheet of applying the new guidance in 2018 vs the prior guidance was a decrease to short-term deferred commissions and total current assets of $2.2 million, an increase to long-term deferred commissions of $11.2 million, an increase in total assets of $9.0 million, a decrease to short-term deferred revenue, total current liabilities, and total liabilities of $300 thousand, a decrease to accumulated deficit and increase to total stockholders’ equity of $9.3 million, and an increase to total liabilities and stockholders’ equity of $9.0 million.  There was no impact to total cash flow from operations of applying the new guidance in 2018 vs the prior guidance because the decrease in net loss of $3.5 million, increase in the change in deferred commission expense of $3.6 million and decrease in the change in deferred revenue  of $30 thousand net to $0 within cash flows from operations.

Revenue Recognition

The Company generates revenue from arrangements with multiple performance obligations, which typically include subscriptions to its online software products and professional services which include on-boarding and training services. The Company’s customers do not have the right to take possession of the online software products.  The Company recognizes revenue from contracts with customers using a five-step model, which is described below:

•	Identify the customer contract;
•	Identify performance obligations that are distinct;
•	Determine the transaction price;
•	Allocate the transaction price to the distinct performance obligations; and
•	Recognize revenue as the performance obligations are satisfied.

Identify the customer contract

A customer contract is generally identified when the Company and a customer have executed an arrangement that calls for the Company to grant access to its online software products and provide professional services in exchange for consideration from the customer.

Identify performance obligations that are distinct

A performance obligation is a promise to provide a distinct good or service or a series of distinct goods or services.  A good or service that is promised to a customer is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and a company’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract.  The Company has determined that subscriptions for its online software products are distinct because, once a customer has access to the online software product that it purchased, the online software product is fully functional and does not require any additional development, modification, or customization.  Professional services sold are distinct because the customer benefits from the on-boarding and training to make better use of the online software products it purchased.

Determine the transaction price

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer, excluding sales taxes that are collected on behalf of government agencies.  The Company estimates any variable consideration to which it will be entitled at contract inception, and reassesses at each reporting date, when determining the transaction price.  The Company does not include variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will occur when any uncertainty associated with the variable consideration is resolved.

Allocate the transaction price to the distinct performance obligations

The transaction price is allocated to each performance obligation based on the relative standalone selling prices (“SSP”) of the goods or services being provided to the customer.  The Company determines the SSP of its goods and services based upon the average sales prices for each type of online software product and professional services sold.  In instances where there are not sufficient data points, or the selling prices for a particular online software product or professional service are disparate, the Company estimates the SSP using other observable inputs, such as similar products or services.

Recognize revenue as the performance obligations are satisfied

Revenues are recognized when or as control of the promised goods or services is transferred to customers.  Revenue from online software products is recognized ratably over the subscription period beginning on the date the Company’s online software products are made available to customers. Most subscription contracts are one year or less. The Company recognizes revenue from on-boarding and training services as the services are provided.

Disaggregation of Revenue

The Company provides disaggregation of revenue based on geographic region within the notes (Note 13) and based on the subscription vs professional services and other classification on the consolidated statements of operations as it believes these best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Deferred Revenue and Deferred Commission Expense

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue.  Deferred revenue during the three months ended March 31, 2018 increased by $11.6 million resulting from $126.2 million of additional invoicing and was offset by revenue recognized of $114.6 million during the same period, of which $71.6 million was included in deferred revenue at the beginning of the period.  As of March 31, 2018, approximately $74.3 million of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year.  The Company expects to recognize revenue on approximately 90% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

The incremental direct costs of obtaining a contract, which primarily consist of sales commissions paid for new subscription contracts, are deferred and amortized on a straight-line basis over a period of approximately two to three years.  The two to three-year period has been determined by taking into consideration the type of product sold, the commitment term of the customer contract, the nature of the Company’s technology development life-cycle, and an estimated customer relationship period.  Sales commissions for upgrade contracts are deferred and amortized on a straight-line basis over the remaining estimated customer relationship period of the related customer.  Deferred commission expense that will be recorded as expense during the succeeding 12-month period is recorded as current deferred commission expense, and the remaining portion is recorded as long-term deferred commission expense. Deferred commission expense during the three months ended March 31, 2018 increased by $4.8 million as a result of deferring incremental costs of obtaining a contract of $9.4 million and was offset by amortization of $4.6 million during the same period.

Partner Commissions

The Company pays its partners a commission based on the online software product sales price for sales to end-customers. The classification of the commission paid on the Company’s consolidated statements of operations depends on who purchases the online software product. In instances where the end-customer purchases the online software product from the Company, the Company is the principal and it records the commission paid to the partner as sales and marketing expense. When the partner purchases the online software product directly from the Company, the Company is the agent and it nets the consideration paid to the partner against the associated revenue it recognizes, as in these instances the Company’s customer is the partner and the Company’s remaining obligation is to the partner. The Company does not believe that it receives a tangible benefit from the commission payment to the partner.

3. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, restricted stock units (“RSUs”), Employee Stock Purchase Plan (“ESPP”), and the Conversion Option of the 2022 Notes are considered to be potential common stock equivalents.

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended March 31,
	2018	2017
Net loss	$(15,448)	$(8,075)
Weighted-average common shares outstanding — basic	37,832	36,205
Dilutive effect of share equivalents resulting from stock options, RSUs, ESPP and the Conversion Option of the 2022 Notes	—	—
Weighted-average common shares, outstanding — diluted	37,832	36,205
Net loss per share, basic and diluted	$(0.41)	$(0.22)

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

	As of March 31,
	2018	2017
	(in thousands)
Options to purchase common shares	2,142	2,561
RSUs	2,284	2,013
Conversation option of the 2022 Notes	383	—
ESPP	8	3

The Company expects to settle the principal amount of the 2022 Notes in cash, and therefore, the Company uses the treasury stock method for calculating any potential dilutive effect of the Conversion Option on diluted net income per share, if applicable. The Conversion Option will have a dilutive impact on net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of the 2022 Notes of $94.77 per share.  During the three months ended March 31, 2018 the 2022 Notes did not meet the Conversion Option and are not convertible.

4. Fair Value of Financial Instruments

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at March 31, 2018 and December 31, 2017.

	March 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$4,727	$—	$—	$4,727
Commercial paper	—	8,875	—	8,875
Corporate bonds	—	83,159	—	83,159
U.S. government agency obligations	—	2,991	—	2,991
U.S. Treasury securities	—	362,370	—	362,370
Restricted cash:
Certificates of deposit	—	5,968	—	5,968
Total	$4,727	$463,363	$—	$468,090

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash equivalents and investments:
Money market funds	$12,845	$—	$—	$12,845
Commercial paper	—	5,867	—	5,867
Corporate bonds	—	81,668	—	81,668
U.S. government agency obligations	—	3,987	—	3,987
U.S. Treasury securities	—	356,535	—	356,535
Restricted cash:
Certificates of deposit	—	5,105	—	5,105
Total	$12,845	$453,162	$—	$466,007

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At March 31, 2018 and December 31, 2017, our Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.

As of March 31, 2018, the fair value of the 2022 Notes was $516.4 million.  The fair value was determined based on the quoted price of the 2022 Notes in an inactive market on the last trading day of the reporting period and has been classified as

Level 2 within the fair value hierarchy.

For certain other financial instruments, including accounts receivable, accounts payable, capital leases and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

Strategic investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the statement of operations. The Company holds $3.7 million of strategic investments without readily determinable fair values at March 31, 2018 and $3.5 million of strategic investments without readily determinable fair values at December 31, 2017. These investments are included in other assets on the consolidated balance sheets. There have been no adjustments to the carrying value of strategic investments resulting from impairments or observable price changes.

The following tables summarize the composition of our short- and long-term investments at March 31, 2018 and December 31, 2017.

	March 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$4,891	$—	$(6)	$4,885
Corporate bonds	83,648	—	(489)	83,159
U.S. government agency obligations	3,000	—	(9)	2,991
U.S. Treasury securities	312,752	—	(308)	312,444
Total	$404,291	$—	$(812)	$403,479

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$5,874	$—	$(7)	$5,867
Corporate bonds	81,947	—	(279)	81,668
U.S. government agency obligations	4,000	—	(13)	3,987
U.S. Treasury securities	356,671	8	(144)	356,535
Total	$448,492	$8	$(443)	$448,057

For all of our securities for which the amortized cost basis was greater than the fair value at March 31, 2018, the Company has concluded that there is no plan to sell the security nor is it more likely than not that the Company would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, the Company considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

Contractual Maturities

The contractual maturities of short-term and long-term investments held at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018		December 31, 2017
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
	(in thousands)		(in thousands)
Due within one year	$375,946	$375,379	$416,932	$416,663
Due after 1 year through 2 years	28,345	28,100	31,560	31,394
Total	$404,291	$403,479	$448,492	$448,057

5. Restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows for the three months ended March 31, 2018 and 2017.

	March 31, 2018	March 31, 2017	December 31, 2017
	(in thousands)
Cash and cash equivalents	$154,031	$69,786	$87,680
Restricted cash	5,968	4,940	4,757
Restricted cash, included in other assets	—	—	347
Total cash, cash equivalents, and restricted cash	$159,999	$74,726	$92,784

Restricted cash is comprised of certificates of deposit related to landlord guarantees for our leased facilities. These restricted cash balances have been excluded from our cash and cash equivalents balance on our consolidated balance sheets.

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Computer equipment and purchased software	$5,457	$4,571
Employee computer equipment	6,015	4,260
Furniture and fixtures	11,330	11,083
Office equipment	2,546	2,620
Leasehold improvements	38,097	33,446
Equipment under capital lease	3,450	3,450
Internal-use software	3,449	2,892
Construction in progress	2,771	3,198
Total property and equipment	73,115	65,520
Less accumulated depreciation and amortization	(25,381)	(22,226)
Property and equipment, net	$47,734	$43,294

Depreciation and amortization expense on property and equipment was $3.1 million for the three months ended March 31, 2018 and $1.9 million for the three months ended March 31, 2017.

7. Capitalized Software Development Costs

Capitalized software development costs, exclusive of those recorded within property and equipment, consisted of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Gross capitalized software development costs	$36,305	$33,360
Accumulated amortization	(26,420)	(24,600)
Capitalized software development costs, net	$9,885	$8,760

Capitalized software development costs are amortized on a straight-line basis over their estimated useful life of two to three years.

The following table summarizes software development costs capitalized, stock-based compensation included in capitalized software development costs, and amortization of capitalized software development costs.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Software development costs capitalized	$2,945	$1,902
Stock-based compensation included in capitalized software development costs	$550	$338
Amortization of capitalized software development costs	$1,975	$1,369

8. Intangible Assets

Intangible assets as of March 31, 2018 and December 31, 2017 consist of the following:

	Weighted Average Remaining Useful Life	March 31, 2018	December 31, 2017
		(in thousands)
Acquired technology	16 Months	$7,252	$7,252
Acquired intellectual property	—	80	80
Accumulated amortization		(1,070)	(1,020)
Total		$6,262	$6,312

The estimated useful life of acquired technology and intellectual property is two to three years. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Amortization expense related to intangible assets was $50 thousand in three months ended March 31, 2018, and $16 thousand in three months ended March 31, 2017. Amortization expense of acquired technology is included in cost of subscription revenue in the consolidated statements of operations. Amortization expense of acquired intellectual property is included in sales and marketing expense in the consolidated statements of operations.

Estimated future amortization expense for intangible assets, currently being amortized, as of March 31, 2018 is as follows:

Years ended December 31,	Amortization Expense
(in thousands)
2018	$150
2019	112
Total	$262

The estimated amortization does not include the amortization of the $6.0 million of acquired technology from the acquisition of Motion AI, Inc. as the intangible asset has not been placed into service as of March 31, 2018.  The Company expects that the acquired technology will be placed into service during 2018 and will be amortized through 2020.

9. 0.25% Convertible Senior Notes, Convertible Note Hedge and Warrant

In May 2017, the Company issued $350 million aggregate principal amount of 0.25% convertible senior notes due June 1, 2022 in a private offering and an additional $50 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the initial purchasers (the “2022 Notes”).

The net carrying amount of the liability component of the 2022 Notes is as follows:

	As of March 31, 2018	As of December 31, 2017
	(in thousands)
Principal	$400,000	$400,000
Unamortized debt discount	(89,931)	(94,498)
Unamortized issuance costs	(6,714)	(7,055)
Net carrying amount	$303,355	$298,447

Interest expense related to the 2022 Notes is as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Contractual interest expense	$250	$—
Amortization of debt discount	4,567	—
Amortization of issuance costs	341	—
Total interest expense	$5,158	$—

10. Commitments and Contingencies

Contractual Obligations

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through October 2027. Rent expense for non-cancellable operating leases with free rental periods or scheduled rent increases is recognized on a straight-line basis over the terms of the leases.

Future minimum payments under all operating lease agreements as of March 31, 2018 are as follows:

Operating
(in thousands)
2018	$15,754
2019	22,179
2020	23,579
2021	26,395
2022	26,748
Thereafter	135,558
Total	$250,213

There were no material changes in our vendor commitments under non-cancelable arrangements, as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2017 and related notes thereto contained in the Company’s Annual Report on Form 10-K.

Legal Contingencies

From time to time, the Company may become a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, and threatened claims, breach of contract claims, tax, and other matters. The Company currently has no material pending litigation.

11. Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ equity, for the three months ended March 31, 2018.

	Cumulative Translation Adjustment	Unrealized Loss on Investments	Total
	(in thousands)
Beginning balance at January 1, 2018	$379	$(436)	$(57)
Other comprehensive gain (loss) before reclassifications	298	(379)	(81)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Ending balance at March 31, 2018	$677	$(815)	$(138)

12. Stock-Based Compensation Expense

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Options	$1,334	$1,247
RSUs	14,241	7,790
Employee stock purchase plan	471	266
Total stock-based compensation expense	$16,046	$9,303

Effect of stock-based compensation expense on income by line item:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cost of revenue, subscription	$277	$115
Cost of revenue, professional services and other	690	449
Research and development	4,764	2,442
Sales and marketing	6,492	3,770
General and administrative	3,823	2,527
Total stock-based compensation expense	$16,046	$9,303

Capitalized software development costs excluded from stock-based compensation expense is $550 thousand for the three months ended March 31, 2018 and $338 thousand for the three months ended March 31, 2017.

13. Segment Information and Geographic Data

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

Revenues by geographical region:

	Three Months Ended March 31,
	2018	2017
Americas	$82,158	$64,352
Europe	25,209	13,844
Asia Pacific	7,189	4,056
Total	$114,556	$82,252
Percentage of revenues generated outside of the Americas	28%	22%

Revenue derived from customers outside the United States (international) was approximately 36% of total revenue in the three months ended March 31, 2018 and 30% of total revenue in the three months ended March 31, 2017.

Total long-lived assets by geographical region:

	As of March 31, 2018	As of December 31, 2017
Americas	$30,783	$29,764
Europe	14,802	11,257
Asia Pacific	2,149	2,273
Total long-lived assets	$47,734	$43,294
Percentage of long-lived assets held outside of the Americas	36%	31%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 13, 2018. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.

Overview

We provide a cloud-based marketing, sales and customer service software platform, which we refer to as our Software Platform, that enables businesses to deliver an inbound experience. An inbound marketing, sales and customer service experience attracts, engages and delights customers by being more relevant, more helpful, more personalized and less interruptive than traditional marketing, sales and customer service tactics. Our Software Platform features integrated applications to help businesses attract visitors to their websites, convert visitors into leads, close leads into customers and delight customers so that they become promoters of those businesses. These integrated applications include social media, search engine optimization, blogging, website content management, marketing automation, email, sales productivity, CRM, analytics, reporting, helpdesk, chat, and knowledge base.

While our Software Platform can scale to the enterprise, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving them. We efficiently reach these businesses at scale through our proven inbound go-to-market approach and our marketing agency and sales partners, which we refer to as Partners. Our Software Platform is particularly suited to serving the needs of mid-market business-to-business companies. These mid-market businesses seek an integrated, easy to implement and easy to use solution to reach customers and compete with organizations that have larger marketing, sales and customer service budgets. As of March 31, 2018, we had 44,894 total customers of varying sizes in more than 90 countries, representing almost every industry.

We derive most of our revenue from subscriptions to our cloud-based software platform and related professional services, which consist of customer on-boarding and training services. Subscription revenue accounted for 95% of our total revenue in the months ended March 31, 2018 and 94% of our total revenue in the three months ended March 31, 2017. We sell multiple product plans at different base prices on a subscription basis, each of which includes our core Software Platform and integrated applications to meet the needs of the various customers we serve. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We generate additional revenue based on the purchase of additional subscriptions, purchase of additional products, purchases of our add-on products and the number of account users, subdomains and website visits. Substantially all of our customers’ subscriptions are one year or less in duration.

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

Many of our customers purchase on-boarding and training services which are designed to help customers enhance their ability to attract, engage and delight their customers using our platform. Professional services and other revenue accounted 5% of our total revenue in the three months ended March 31, 2018 and 6% of our total revenue in the three months ended March 31, 2017.  We expect professional services and other margins to range from a moderate loss to breakeven for the foreseeable future.

We have focused on rapidly growing our business and plan to continue to make investments to help us address some of the challenges facing us to support this growth, such as demand for our platform by existing and new customers, significant competition from other providers of marketing, sales and customer service software and related applications and rapid technological change in our industry. We believe that the growth of our business is dependent on many factors, including our ability to expand our customer base, increase adoption of our Software Platform within existing customers, develop new products and applications to extend the functionality of our Software Platform and provide a high level of customer service. We expect to increase our investment in sales and marketing as we continue to expand our sales teams, increase our marketing activities and grow our international operations. We also expect to increase our investment in research and development as we continue to introduce new products and applications to extend the functionality of our Software Platform. We also intend to invest in maintaining a high level of customer service and support which we consider critical for our continued success. We plan to continue investing in our data center infrastructure and services capabilities in order to support continued future customer growth. We also expect to continue to incur additional general and administrative expenses as a result of both our growth and the infrastructure required to be a public company. We expect to use our cash flow from operations and the proceeds from our convertible debt and prior stock offerings to fund these growth strategies and do not expect to be profitable in the near term.

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

Results of Operations for the Three Months Ended March 31, 2018 and 2017

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

	For the Three Months Ended March 31,
	2018	2017
Revenues:
Subscription	$108,602	$77,503
Professional services and other	5,954	4,749
Total revenue	114,556	82,252
Cost of revenues:
Subscription	15,235	11,409
Professional services and other	7,142	5,663
Total cost of revenues	22,377	17,072
Gross profit	92,179	65,180
Operating expenses:
Research and development	26,352	13,370
Sales and marketing	59,910	46,672
General and administrative	17,241	13,138
Total operating expenses	103,503	73,180
Loss from operations	(11,324)	(8,000)
Other (expense) income:
Interest income	1,824	303
Interest expense	(5,174)	(52)
Other expense	(283)	(128)
Total other (expense) income	(3,633)	123
Loss before income tax expense	(14,957)	(7,877)
Income tax expense	(491)	(198)
Net loss	$(15,448)	$(8,075)

	Three Months Ended March 31,
	2018	2017
Revenue:
Subscription	95%	94%
Professional services and other	5	6
Total revenue	100	100
Cost of revenue:
Subscription	13	14
Professional services and other	6	7
Total cost of revenue	20	21
Gross profit	80	79
Operating expenses:
Research and development	23	16
Sales and marketing	52	57
General and administrative	15	16
Total operating expenses	90	89
Loss from operations	(10)	(10)
Total other expense	(3)	—
Loss before income tax expense	(13)	(10)
Income tax expense	—	—
Net loss	(13)%	(10)%

Percentages are based on actual values. Totals may not sum due to rounding.

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Revenue

	Three Months Ended March 31,
(dollars in thousands)	2018	2017	$ Change	% Change
Revenues:
Subscription	$108,602	$77,503	$31,099	40%
Professional services and other	5,954	4,749	1,205	25%
Total revenue	$114,556	$82,252	$32,304	39%

Subscription revenue increased during the three months ended March 31, 2018 compared to the same period in 2017 primarily due to the increase in total customers, which grew from 31,262 as of March 31, 2017 to 44,894 as of March 31, 2018.  Total average subscription revenue per customer decreased from $10,357 for the three months ended March 31, 2017 to $10,016 for the three months ended March 31, 2018. The growth in total customers was primarily driven by our increased sales representative capacity to meet market demand. The decrease in average subscription revenue per customer was driven primarily by our continued adoption of our “freemium” model which allows us to add new customers through our lower cost sales and marketing products.

The 25% increase in professional services and other revenue resulted primarily from the delivery of on-boarding and training services for subscriptions sold related to the increase in total customers.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended March 31,
(dollars in thousands)	2018	2017	$ Change	% Change
Total cost of revenue	$22,377	$17,072	$5,305	31%
Gross profit	$92,179	$65,180	$26,999	41%
Gross margin percentage	80%	79%

Total cost of revenue for the three months ended March 31, 2018 increased compared to the same period in 2017 primarily due to an increase in subscription and hosting costs, employee-related costs, amortization of developed technology, and allocated overhead expenses. The increase in gross margin was primarily driven by improved leverage of our hosting costs relative to growth in subscription revenue.

	Three Months Ended March 31,
(dollars in thousands)	2018	2017	$ Change	% Change
Subscription cost of revenue	$15,235	$11,409	$3,826	34%
Percentage of subscription revenue	14%	15%

The increase in subscription cost of revenue for the three month period ended March 31, 2018 compared to the same period in 2017 was primarily due to the following:

Change
Three Months
(in thousands)
Subscription and hosting costs	$1,636
Employee-related costs	1,297
Capitalized software amortization	716
Allocated overhead expenses	177
$3,826

Subscription and hosting costs increased due to growth in our total customer base from 31,262 at March 31, 2017 to 44,894 at March 31, 2018. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products and increased functionality. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount.

	Three Months Ended March 31,
(dollars in thousands)	2018	2017	$ Change	% Change
Professional services and other cost of revenue	$7,142	$5,663	$1,479	26%
Percentage of professional services and other revenue	120%	119%

The increase in professional services and other cost of revenue for the three month period ended March 31, 2018 compared to the same period in 2017 was primarily due to the following:

Change
Three Months
(in thousands)
Employee-related costs	$1,221
Allocated overhead expenses	258
$1,479

Employee-related costs increased as a result of increased headcount as we continue to grow our professional services organization to support our customer growth. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount.

Research and Development

	Three Months Ended March 31,
(dollars in thousands)	2018	2017	$ Change	% Change
Research and development	$26,352	$13,370	$12,982	97%
Percentage of total revenue	23%	16%

The increase in research and development expense for the three month period ended March 31, 2018 compared to the same period in 2017 was primarily due to the following:

Change
Three Months
(in thousands)
Employee-related costs	$11,783
Allocated overhead expenses	1,199
$12,982

Employee-related costs increased as a result of increased headcount as we continue to grow our engineering organization to develop new products, increase functionality and to maintain our existing platform. Allocated overhead expense increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount.

Sales and Marketing

	Three Months Ended March 31,
(dollars in thousands)	2018	2017	$ Change	% Change
Sales and marketing	$59,910	$46,672	$13,238	28%
Percentage of total revenue	52%	57%

The increase in sales and marketing expense for the three month period ended March 31, 2018 compared to the same period in 2017 was primarily due to the following:

Change
Three Months
(in thousands)
Employee-related costs	$8,565
Partner commissions	2,484
Marketing programs	1,165
Allocated overhead expenses	1,024
$13,238

Employee-related costs increased as a result of increased headcount as we continue to expand our selling and marketing organizations to grow our customer base. The increase in employee-related costs was partially offset by lower sales commissions due to the adoption of new guidance related to revenue recognition (Note 2). Partner commissions increased as a result of increased revenue generated through our Partners.  Marketing programs increased due to the timing of certain marketing efforts compared to prior year. Allocated overhead expenses increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount.

General and Administrative

	Three Months Ended March 31,
(dollars in thousands)	2018	2017	$ Change	% Change
General and administrative	$17,241	$13,138	$4,103	31%
Percentage of total revenue	15%	16%

The increase in general and administrative expense for the three month period ended March 31, 2018 compared to the same period in 2017 was primarily due to the following:

Change
Three Months
(in thousands)
Employee-related costs	$2,970
Allocated overhead expenses	774
Customer credit card fees	359
$4,103

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

Other (expense) income

	Three Months Ended March 31,
(dollars in thousands)	2018	2017	$ Change	% Change
Interest income	$1,824	$303	$1,521	502%
Percentage of total revenue	2%	*
Interest expense	$(5,174)	$(52)	$(5,122)	9850%
Percentage of total revenue	(5)%	*
Other expense	$(283)	$(128)	$(155)	121%
Percentage of total revenue	*	*

*	not meaningful

Interest income primarily consists of interest earned on invested cash and cash equivalents balances and investments. The increase is primarily due to the increase in the amount of investment holdings from the proceeds received from the 2022 Notes. Interest expense primarily consists of amortization of the debt discount and issuance costs related to the 2022 Notes that is recorded as interest expense, contractual interest expense on the 2022 Notes, and interest on capital leases. The increase was primarily due to amortization of the debt discount and issuance costs related to the 2022 Notes that were issued during the second quarter of 2017. Other expense primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities. The decrease was primarily due to exchange rate fluctuations.

Income tax expense

	Three Months Ended March 31,
(dollars in thousands)	2018	2017	$ Change	% Change
Income tax expense	$(491)	$(198)	$(293)	148%
Effective tax rate	3%	3%

Income tax expense consists of current and deferred taxes for U.S. and foreign income.

Liquidity and Capital Resources

Our principal sources of liquidity to date have been cash and cash equivalents, net accounts receivable, our common stock offerings, and our convertible notes offering.

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents provided by operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities for the three months ended March 31, 2018 and 2017.

	Three Months ended March 31
	2018	2017
	(in thousands)
Cash and cash equivalents	$154,031	$69,786
Working capital	427,173	44,137
Net cash and cash equivalents provided by operating activities	26,722	19,092
Net cash and cash equivalents used in investing activities	36,259	(12,383)
Net cash and cash equivalents provided by financing activities	3,557	2,947

Our cash and cash equivalents at March 31, 2018 was held for working capital purposes. We believe our working capital is sufficient to support our operations for at least the next 12 months. At March 31, 2018, $32.7 million of our cash and cash equivalents was held in accounts outside the United States. At December 31, 2017, undistributed foreign earnings of approximately $6.9 million have been taxed due to a one-time transition tax on previously undistributed foreign earnings.  For any future foreign earnings, we will generally be free of additional U.S. federal tax consequences due to a dividends received deduction implemented as part of the move to a territorial tax system for foreign subsidiary earnings. Additionally, our current plans do not demonstrate a need to repatriate undistributed earnings to fund our U.S. operations.

Net Cash and Cash Equivalents Provided by Operating Activities

Net cash and cash equivalents provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash and cash equivalents provided by operating activities during the three months ended March 31, 2018 primarily reflected our net loss of $15.4 million and accretion of bond discount premium of $1.2 million offset by non-cash expenses that included $5.1 million of depreciation and amortization, $16.0 million in stock-based compensation, $0.8 million of non-cash rent expense and $4.9 million of amortization of debt discount and issuance costs. Working capital sources of cash and cash equivalents included an $11.0 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $6.9 million decrease in accounts receivable related to increased collections, $1.9 million decrease in prepaid expenses, and a $1.7 million increase in accrued expenses. These sources of cash and cash equivalents were offset by a $5.1 million increase in deferred commissions.

Net cash and cash equivalents provided by operating activities during the three months ended March 31, 2017 primarily reflected our net loss of $8.1 million offset by non-cash expenses that included $3.3 million of depreciation and amortization, $9.3 million in stock-based compensation, $1.7 million of non-cash rent expense and $77 thousand amortization of bond premium. Working capital sources of cash and cash equivalents included an $8.5 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $4.2 million decrease in accounts receivable related to increased collections, $1.1 million decrease in prepaid expenses, and a $0.9 million increase in accrued expenses. These sources of cash and cash equivalents were offset by a $1.3 million decrease in accounts payable and a $0.5 million increase in deferred commissions.

Net Cash and Cash Equivalents Used in Investing Activities

Our investing activities have consisted primarily of purchases and maturities of investments, property and equipment purchases, strategic investments, and capitalization of software development costs. Capitalized software development costs are related to new products or improvements to our existing software platform that expands the functionality for our customers.

Net cash and cash equivalents used in investing activities during the three months ended March 31, 2018 consisted primarily of $210.9 million purchases of investments, $6.2 million of purchased property and equipment, $2.6 million of capitalized software development costs, and $0.3 million related to the purchase of strategic investments. These uses of cash were offset by $256.3 million received related to the maturity of investments.

Net cash and cash equivalents used in investing activities during the three months ended March 31, 2017 consisted primarily of $16.4 million purchases of investments, $5.8 million of purchased property and equipment, and $1.6 million of capitalized software development costs. These uses of cash were offset by $15.9 million received related to the maturity of investments.

Net Cash and Cash Equivalents Provided by Financing Activities

Our financing activities have consisted primarily of our stock offerings, the various components of our 2022 Notes offering, the issuance of common stock under our stock plans, payments of employee taxes related to the net share settlement of stock-based awards, and repayments of our capital lease obligations.

For the three months ended March 31, 2018, cash provided by financing activities consisted primarily of $6.1 million of proceeds related to issuance of common stock under stock plans. This source of cash was offset by $2.3 million used for payment of employee taxes related to the net share settlement of stock-based awards and $0.2 million used for repayments of capital lease obligations.

For the three months ended March 31, 2017, cash provided by financing activities consisted primarily of $4.3 million of proceeds related to issuance of common stock under stock plans. This source of cash was offset by $1.2 million used for payment of employee taxes related to the net share settlement of stock-based awards and $0.2 million used for repayments of capital lease obligations.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2018 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 except those disclosed below.

Revenue Recognition

On January 1, 2018, we adopted new revenue guidance using the modified retrospective method applied to contracts which were not completed as of January 1, 2018.

We generate revenue from arrangements with multiple performance obligations, which typically include subscriptions to our online software solutions and professional services which include on-boarding and training services. Our customers do not have the right to take possession of the online software products. Revenue from online software products is recognized ratably over the subscription period beginning on the date the online software product is made available to customers. We recognize revenue from on-boarding and training services as the services are provided. Amounts billed that have not yet met the applicable revenue recognition criteria are recorded as deferred revenue.

              As part of accounting for arrangements with multiple performance obligations, we must assess whether each performance obligation we have with a customer is distinct. A good or service that is promised to a customer is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and a company’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. We have determined that subscriptions for our online software products are distinct because, once a customer has access to the online software product it purchased, the online software product is fully functional and does not require any additional development, modification, or customization.  Professional services sold are distinct because the customer benefits from the on-boarding and training to make better use of the online software products it purchased.

              We allocate the transaction price to each distinct performance obligation based on the standalone selling price (“SSP”) of each good or service. We calculate SSP for each type of online software product and professional service offering by averaging the selling price of all purchases within the trailing four calendar quarters. We use four quarters of transaction data to determine SSP as most of our customer arrangements are one year or less and pricing may be subject to change upon each customer’s renewal. In instances where there are not sufficient data points, or the average selling prices for a particular online software product or professional service offering are disparate, we estimate the SSP using other observable inputs, such as similar products or services.  If the actual selling price for the sale of an online software product or professional service offering within a multiple performance obligation arrangement substantially differs from the SSP of that offering, we use the relative SSP to allocate the transaction price to the performance obligations in the contract.

We pay our partners a commission based on the online software product sales price for sales to end-customers. The classification of the commission paid in our consolidated statements of operations depends on who is purchases the online software product. In instances where the customer purchases the online software product from us, we are the principal and we record the commission paid to the partner as sales and marketing expense. When the partner purchases the online software product from us, we are the agent and we net the consideration paid to the partner against the associated revenue we recognize, as in these instances our customer is the partner and our remaining obligation is to the partner. We do not believe that we receive a tangible benefit from the commission payments to our partners.

Costs to Obtain a Contract with a Customer

Sales commissions earned by our sales force are considered incremental, recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be approximately two to three years. The two to three-year period has been determined by taking into consideration the type of product sold, the commitment term of the customer contract, the nature of the Company’s technology development life-cycle, and an estimated customer relationship period. Sales commissions for upgrade contracts are deferred and amortized on a straight-line basis over the remaining estimated customer relationship period of the related customer. While we do not anticipate any significant changes to the two to three year amortization period, if a change did occur it could produce a material impact on our financial statements. For example, if the commitment term of our customer contracts significantly increased, our deferred commission expense asset would increase, and our amortization expense would decrease in the period in which the change occurs.

Contractual Obligations and Commitments

As of March 31, 2018, there were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K filed with the SEC on February 13, 2018, other than those appearing in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Recent Accounting Pronouncements in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2018, we had no material off-balance sheet arrangements, exclusive of operating leases and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

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

Market Risk and Market Interest Risk

In May 2017, we issued $400 million aggregate principal amount of 0.25% convertible senior notes due 2022. The fair value of our convertible senior notes is subject to interest rate risk, market risk and other factors due to the convertible feature.  The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Generally, the fair value of 2022 Notes will increase as interest rates fall and decrease as interest rates rise. Additionally, we carry the convertible senior notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

The table below provides a sensitivity analysis of hypothetical 10% changes of our stock price as of March 31, 2018 and the estimated impact on the fair value of the 2022 Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such event may have on the fair value of the 2022 Notes.

Hypothetical change in HubSpot stock price	Fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$555,809	$39,453	7.6%
No change	$516,356	$—	$—
10% decrease	$476,872	$(39,484)	-7.6%

Item 4.	Controls and Procedures

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

We generated net losses of $15.4 million and $8.1 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $295.7 million. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to grow our marketing, sales and customer service operations, develop and enhance our inbound platform, scale our data center infrastructure and services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

We are dependent upon customer renewals, the addition of new customers, increased revenue from existing customers and the continued growth of the market for an inbound platform.

We derive, and expect to continue to derive, a substantial portion of our revenue from the sale of subscriptions to our inbound platform. The market for inbound marketing, sales and customer service products is still evolving, and competitive dynamics may cause pricing levels to change as the market matures and as existing and new market participants introduce new types of point applications and different approaches to enable businesses to address their respective needs. As a result, we may be forced to reduce the prices we charge for our platform and may be unable to renew existing customer agreements or enter into new customer agreements at the same prices and upon the same terms that we have historically. In addition, our growth strategy involves a scalable pricing model (including “freemium” versions of our products) intended provide us with an opportunity to increase the value of our customer relationships over time as we expand their use of our platform, sell to other parts of their organizations, cross-sell our sales products to existing marketing product customers and vice versa through touchless or low touch in product purchases, and upsell additional offerings and features. If our cross-selling efforts are unsuccessful or if our existing customers do not expand their use of our platform or adopt additional offerings and features, our operating results may suffer.

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

We face significant competition from both established and new companies offering marketing, sales and customer service software and other related applications, as well as internally developed software, which may harm our ability to add new customers, retain existing customers and grow our business.

The marketing, sales and customer service software market is evolving, highly competitive and significantly fragmented. With the introduction of new technologies and the potential entry of new competitors into the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales, maintain or increase renewals and maintain our prices.

We face intense competition from other software companies that develop marketing, sales and customer service software and from marketing services companies that provide interactive marketing services. Competition could significantly impede our ability to sell subscriptions to our inbound marketing, sales and customer service platform on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future products less competitive, or obsolete. In addition, if these competitors develop products with similar or superior functionality to our platform, we may need to decrease the prices or accept less favorable terms for our platform subscriptions in order to remain competitive. If we are unable to maintain our pricing due to competitive pressures, our margins will be reduced and our operating results will be negatively affected.

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

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, be able to devote greater resources to the development, promotion, sale and support of their products and services, may have more extensive customer bases and broader customer relationships than we have, and may have longer operating histories and greater name recognition than we have. As a result, these competitors may respond faster to new technologies and undertake more extensive marketing campaigns for their products. In a few cases, these vendors may also be able to offer marketing, sales and customer service software at little or no additional cost by bundling it with their existing suite of applications. To the extent any of our competitors has existing relationships with potential customers for either marketing software or other applications, those customers may be unwilling to purchase our platform because of their existing relationships with our competitor. If we are unable to compete with such companies, the demand for our inbound platform could substantially decline.

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

Our head count and operations have grown substantially. For example, we had 2,283 full-time employees as of March 31, 2018, as compared with 2,081 as of December 31, 2017. We opened our first international office in Dublin, Ireland in January 2013, and additional international offices in Sydney, Australia in August 2014, in Singapore in October 2015, in Tokyo in July 2016 and in Berlin in July 2017.  This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

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

Failure to effectively develop and expand our marketing, sales and customer service capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.

To increase total customers and achieve broader market acceptance of our inbound platform, we will need to expand our marketing, sales and customer service operations, including our sales force and third-party channel partners. We will continue to dedicate significant resources to inbound sales and marketing programs. The effectiveness of our inbound sales and marketing and third-party channel partners has varied over time and may vary in the future and depends on our ability to maintain and improve our inbound platform. All of these efforts will require us to invest significant financial and other resources. Our business will be seriously harmed if our efforts do not generate a correspondingly significant increase in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if our sales and marketing programs are not effective.

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

As a provider of a cloud-based inbound marketing, sales and customer service software platform, we may be subject to potential liability for the activities of our customers on or in connection with the data they store on our servers. Although our customer terms of use prohibit illegal use of our services by our customers and permit us to take down websites or take other appropriate actions for illegal use, customers may nonetheless engage in prohibited activities or upload or store content with us in violation of applicable law or the customer’s own policies, which could subject us to liability or harm our reputation.

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

Our quarterly operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance, and comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risks described in this Quarterly Report on Form 10-Q, factors that may affect our quarterly operating results include the following:

•	changes in spending on marketing, sales and customer service software by our current or prospective customers;
•	pricing our inbound platform subscriptions effectively so that we are able to attract and retain customers without compromising our profitability;
•	attracting new customers for our marketing, sales and customer service software, increasing our existing customers’ use of our platform and providing our customers with excellent customer support;
•	customer renewal rates and the amounts for which agreements are renewed;
•	global awareness of our thought leadership and brand;
•	changes in the competitive dynamics of our market, including consolidation among competitors or customers and the introduction of new products or product enhancements;
•	changes to the commission plans, quotas and other compensation-related metrics for our sales representatives;
•	the amount and timing of payment for operating expenses, particularly research and development, sales and marketing expenses and employee benefit expenses;
•	the amount and timing of costs associated with recruiting, training and integrating new employees while maintaining our company culture;
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

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share, our stock price has ranged from $25.79 to $124.45, through March 31, 2018. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults on Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed below are filed or incorporated by reference into this Report.

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Second Amended and Restated Bylaws of the Registrant

4.1(3)	Form of Common Stock certificate of the Registrant

10.1(4)	Second Amendment to Lease dated March 12, 2018 between One Canal Park Massachusetts, LLC and HubSpot, Inc.

10.2(4)	Second Amendment to Lease dated March 12, 2018 between Two Canal Park Massachusetts, LLC and HubSpot, Inc.

10.3(4)	Third Amendment to Lease dated May 2, 2018 between One Canal Park Massachusetts, LLC and HubSpot, Inc.

31.1(4)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2(4)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 3.1 to Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 24, 2016 and incorporated herein by reference.
(2)	Filed as Exhibit 3.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 25, 2018 and incorporated herein by reference.
(3)

Filed as Exhibit 4.1 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 2014, and incorporated herein by reference.

(4)	Filed herewith.

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

May 10, 2018