Form 10-Q
period 2018-06-30
HUBSPOT INC
filed 2018-08-01
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2018

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

There were 38,793,031 shares of the registrant’s Common Stock issued and outstanding as of July 27, 2018.

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

PART I — Financial Information

Item 1.	Financial Statements

HubSpot, Inc.

Unaudited Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$98,426	$87,680
Short-term investments	451,830	416,663
Accounts receivable — net of allowance for doubtful accounts of $931 and $638 at June 30, 2018 and December 31, 2017, respectively	53,496	60,676
Deferred commission expense	15,220	13,343
Restricted cash	5,175	4,757
Prepaid hosting costs	1,568	4,964
Prepaid expenses and other current assets	21,305	14,418
Total current assets	647,020	602,501
Long-term investments	16,375	31,394
Property and equipment, net	49,311	43,294
Capitalized software development costs, net	11,477	8,760
Deferred commission expense, net of current portion	13,293	—
Other assets	6,183	4,964
Intangible assets, net	6,212	6,312
Goodwill	14,950	14,950
Total assets	$764,821	$712,175
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,716	$4,657
Accrued compensation costs	14,931	16,329
Other accrued expenses	25,692	20,430
Deferred revenue	151,906	136,880
Total current liabilities	198,245	178,296
Deferred rent, net of current portion	24,219	18,868
Deferred revenue, net of current portion	1,891	2,277
Other long-term liabilities	4,418	3,927
Convertible senior notes	308,409	298,447
Total liabilities	537,182	501,815
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	39	38
Additional paid-in capital	542,543	496,461
Accumulated other comprehensive loss	(714)	(57)
Accumulated deficit	(314,229)	(286,082)
Total stockholders’ equity	227,639	210,360
Total liabilities and stockholders’ equity	$764,821	$712,175

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Subscription	$116,566	$84,363	$225,168	$161,866
Professional services and other	6,010	4,730	11,964	9,479
Total revenue	122,576	89,093	237,132	171,345
Cost of revenues:
Subscription	16,964	12,492	32,199	23,901
Professional services and other	7,887	6,099	15,029	11,762
Total cost of revenues	24,851	18,591	47,228	35,663
Gross profit	97,725	70,502	189,904	135,682
Operating expenses:
Research and development	28,485	15,889	54,837	29,259
Sales and marketing	65,281	50,708	125,191	97,380
General and administrative	18,011	14,482	35,252	27,620
Total operating expenses	111,777	81,079	215,280	154,259
Loss from operations	(14,052)	(10,577)	(25,376)	(18,577)
Other expense:
Interest income	2,092	734	3,916	1,037
Interest expense	(5,326)	(2,832)	(10,500)	(2,884)
Other expense	(527)	(97)	(810)	(225)
Total other expense	(3,761)	(2,195)	(7,394)	(2,072)
Loss before income tax (expense) benefit	(17,813)	(12,772)	(32,770)	(20,649)
Income tax (expense) benefit	(412)	3,251	(903)	3,053
Net loss	$(18,225)	$(9,521)	$(33,673)	$(17,596)
Net loss per share, basic and diluted	$(0.48)	$(0.26)	$(0.88)	$(0.48)
Weighted average common shares used in computing basic and diluted net loss per share:	38,350	36,654	38,093	36,431

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(18,225)	$(9,521)	$(33,673)	$(17,596)
Other comprehensive loss:
Foreign currency translation adjustment	(720)	445	(422)	564
Changes in unrealized gain (loss) on investments, net of income taxes of $0 for the three and six months ended June 30, 2018 and $2 and $20 for the three and six months ended June 30, 2017, respectively	144	2	(235)	34
Comprehensive loss	$(18,801)	$(9,074)	$(34,330)	$(16,998)

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended June 30,
	2018	2017
Operating Activities:
Net loss	$(33,673)	$(17,596)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities
Depreciation and amortization	10,539	6,977
Stock-based compensation	35,721	22,309
Provision (benefit) for deferred income taxes	47	(3,544)
Amortization of debt discount and issuance costs	9,962	2,683
Accretion of bond discount	(2,641)	(55)
Noncash rent expense	1,605	2,999
Unrealized currency translation	136	(195)
Changes in assets and liabilities
Accounts receivable	6,645	1,161
Prepaid expenses and other assets	(4,712)	(7,918)
Deferred commission expense	(10,089)	(1,901)
Accounts payable	754	(327)
Accrued expenses	5,631	6,969
Deferred rent	3,906	3,602
Deferred revenue	16,392	12,655
Net cash and cash equivalents provided by operating activities	40,223	27,819
Investing Activities:
Purchases of investments	(366,292)	(305,277)
Maturities of investments	348,550	37,060
Purchases of property and equipment	(11,310)	(11,072)
Capitalization of software development costs	(5,806)	(3,340)
Purchases of strategic investments	(250)	(600)
Net cash and cash equivalents used in investing activities	(35,108)	(283,229)
Financing Activities:
Employee taxes paid related to the net share settlement of stock-based awards	(4,045)	(2,097)
Proceeds related to the issuance of common stock under stock plans	11,612	7,485
Repayments of capital lease obligations	(417)	(518)
Proceeds of the issuance of convertible notes, net of issuance costs paid $10,755 in 2017	—	389,245
Purchase of note hedge related to convertible notes	—	(78,920)
Proceeds from the issuance of warrants related to convertible notes, net of issuance costs of $200 in 2017	—	58,880
Net cash and cash equivalents provided by financing activities	7,150	374,075
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(998)	1,872
Net increase in cash, cash equivalents, and restricted cash	11,267	120,537
Cash, cash equivalents and restricted cash, beginning of period	92,784	60,185
Cash, cash equivalents and restricted cash, end of period	$104,051	$180,722
Supplemental cash flow disclosure:
Cash paid for interest	$521	$191
Cash paid for income taxes	$772	$410
Non-cash investing and financing activities:
Property and equipment acquired under capital lease	$—	$547
Convertible notes offering costs incurred but not yet paid	$—	$12
Capital expenditures incurred but not yet paid	$1,661	$206
Asset retirement obligations	$250	$400

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

In June 2018, the Financial Accounting Standards Board (“FASB”) issued guidance to expand the guidance for stock-based compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

In January 2017, the FASB issued guidance simplifying the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. Under current guidance, Step 2 of the goodwill impairment test requires entities to calculate the implied fair value of goodwill in the same manner as the amount of goodwill recognized in a business combination by assigning the fair value of a reporting unit to all of the assets and liabilities of the reporting unit. The carrying value in excess of the implied fair value is recognized as goodwill impairment. Under the new standard, goodwill impairment is recognized based on Step 1 of the current guidance, which calculates the carrying value in excess of the reporting unit’s fair value. The new standard is effective beginning in January 2020, with early adoption permitted. The Company does not believe the adoption of this guidance will have a material impact on the consolidated financial statements.

In November 2016, the FASB issued guidance related to the presentation of restricted cash within the statement of cash flows. The guidance requires entities to show the changes in cash, cash equivalents, and restricted cash in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. The Company adopted the updated guidance as of January 1, 2018. As a result of adopting this guidance cash and cash equivalents used in investing activities increased by $864 thousand and net increase in cash, cash equivalents, and restricted cash also increased by $864 thousand for the six months ended June 30, 2018. Cash and cash equivalents used in investing activities increased by $4.6 million and net increase in cash, cash equivalents, and restricted cash increased by $4.6 million for the six months ended June 30, 2017 in the consolidated statements of cash flows.

In February 2016, the FASB issued guidance that requires lessees to recognize most leases on their balance sheets but record expenses on their income statements in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The guidance is effective in 2019 with early adoption permitted. The Company will adopt the standard on January 1, 2019. The Company has established a team that is continuing to assess the potential impacts of the standard on its consolidated financial statements and footnote disclosures. The Company currently believes the most significant changes will be related to the recognition of right-of-use assets and lease liabilities on its consolidated balance sheet for operating leases, which will increase total assets and total liabilities reported relative to such amounts prior to adoption. The guidance is required to be adopted using a modified retrospective approach. The Company is unable to quantify the impact at this time as the ultimate impact of adopting this new standard will depend on the total amount of lease commitments as of the adoption date.

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

In May 2014, the FASB issued updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also provides guidance on the recognition of costs related to obtaining customer contracts. The Company adopted the updated guidance as of January 1, 2018 using the modified retrospective transition method. See Note 2 of these consolidated financial statements for further details.

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

The impact of applying the new guidance in 2018 versus the prior guidance resulted in a change to the period over which sales commissions are amortized to incorporate an estimated customer life and the amortization period over which internally developed new features and increased functionality for our software platform is recorded, in addition to the initial contract period. This resulted in a longer amortization period for deferred commission expense, which reduces expense compared to the application of the prior guidance.  There was also a change to the scope of sales commissions that are capitalized based on the definition of incremental costs of obtaining a contract. This increased the amount of commissions cost that was capitalized compared to the application of the prior guidance. In addition, there was a change in the timing of revenue recognition for certain sales contracts where free or discounted services are bundled with subscription services due to the removal of the limitation on recording contingent revenue that existed in the prior guidance. Removing the limitation of recording contingent revenue resulted in an acceleration of revenue recognition on these contracts compared to the application of the prior guidance.

The Company recorded a net increase to opening retained earnings of $5.5 million as of January 1, 2018 due to the cumulative impact of adopting the new revenue guidance, with the impact primarily related to the recognition of costs associated with obtaining customer contracts.  The Company had previously recorded a net increase of $5.8 million to opening retained earnings as of January 1,

2018 to reflect the adoption of the new revenue guidance.  During the three months ended June 30, 2018, the Company recorded an immaterial $274 thousand adjustment to the initial opening retained earnings adjustment to account for the deferred tax impact of the adoption of the new revenue standard.

The resulting impact to the consolidated statements of operations and comprehensive loss of applying the new guidance in the three months ended June 30, 2018 versus the prior guidance was a decrease to subscription revenue of $185 thousand, an increase to professional services and other revenue of $106 thousand, a decrease to total revenues of $79 thousand, and a decrease to selling and marketing expense and total operating expenses of $3.8 million for the three months ended June 30, 2018.  The resulting impact to loss from operations, loss before income tax (expense) benefit, net loss and comprehensive loss was $3.7 million.  The resulting impact on basic earnings per share was $0.10.

The resulting impact to the consolidated statements of operations and comprehensive loss of applying the new guidance in the six months ended June 30, 2018 versus the prior guidance was a decrease to subscription revenue of $355 thousand, an increase to professional services and other revenue of $247 thousand, a decrease to total revenues of $108 thousand, and a decrease to selling and marketing expense and total operating expenses of $7.4 million for the six months ended June 30, 2018.  The resulting impact to loss from operations, loss before income tax (expense) benefit, net loss and comprehensive loss was $7.3 million.  The resulting impact on basic earnings per share was $0.19.

The resulting impact to the consolidated balance sheet of applying the new guidance in 2018 versus the prior guidance was a decrease to short-term deferred commissions and total current assets of $464 thousand, an increase to long-term deferred commissions of $13.3 million, a decrease to other assets of $255 thousand, an increase in total assets of $12.6 million, a decrease to short-term deferred revenue, and total current liabilities of $221 thousand, an increase to other liabilities of $19 thousand, a decrease to total liabilities of $202 thousand, a decrease to accumulated deficit and increase to total stockholders’ equity of $12.8 million, and an increase to total liabilities and stockholders’ equity of $12.6 million.  There was no impact to total cash flow from operations of applying the new guidance in 2018 versus the prior guidance because the decrease in net loss of $7.3 million, increase in the change in deferred commission expense of $7.4 million and decrease in the change in deferred revenue  of $221 thousand net to $0 within cash flows from operations.

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

Disaggregation of Revenue

The Company provides disaggregation of revenue based on geographic region within the notes (Note 13) and based on the subscription versus professional services and other classification on the consolidated statements of operations as it believes these best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Deferred Revenue and Deferred Commission Expense

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue.  Deferred revenue during the six months ended June 30, 2018 increased by $14.6 million resulting from $251.7 million of additional invoicing and was offset by revenue recognized of $237.1 million during the same period. $77.8 million of revenue was recognized during the three month period ended June 30, 2018 that was included in deferred revenue at the beginning of the period. $106.4 million of revenue was recognized during the six month period ended June 30, 2018 that was included in deferred revenue at the beginning of the period. As of June 30, 2018, approximately $77.6 million of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year.  The Company expects to recognize revenue on approximately 95% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

The incremental direct costs of obtaining a contract, which primarily consist of sales commissions paid for new subscription contracts, are deferred and amortized on a straight-line basis over a period of approximately two to three years.  The two to three-year period has been determined by taking into consideration the type of product sold, the commitment term of the customer contract, the nature of the Company’s technology development life-cycle, and an estimated customer relationship period.  Sales commissions for upgrade contracts are deferred and amortized on a straight-line basis over the remaining estimated customer relationship period of the related customer.  Deferred commission expense that will be recorded as expense during the succeeding 12-month period is recorded as current deferred commission expense, and the remaining portion is recorded as long-term deferred commission expense. Deferred commission expense during the three months ended June 30, 2018 increased by $4.5 million as a result of deferring incremental costs of obtaining a contract of $9.0 million and was offset by amortization of $4.5 million during the same period. Deferred commission expense during the six months ended June 30, 2018 increased by $9.5 million as a result of deferring incremental costs of obtaining a contract of $18.5 million and was offset by amortization of $9.0 million during the same period.

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

3. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, restricted stock units (“RSUs”), Employee Stock Purchase Plan (“ESPP”), common stock warrants, and the Conversion Option of the 2022 Notes are considered to be potential common stock equivalents.

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(18,225)	$(9,521)	$(33,673)	$(17,596)
Weighted-average common shares outstanding — basic	38,350	36,654	38,093	36,431
Dilutive effect of share equivalents resulting from stock options, RSUs, ESPP, common stock warrants and the Conversion Option of the 2022 Notes	—	—	—	—
Weighted-average common shares, outstanding — diluted	38,350	36,654	38,093	36,431
Net loss per share, basic and diluted	$(0.48)	$(0.26)	$(0.88)	$(0.48)

Additionally, since the Company incurred net losses for each of the periods presented, diluted net loss per share is the same as basic net loss per share. The Company’s outstanding stock options, RSUs, ESPP, common stock warrants, and Conversion Option of the 2022 Notes were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. The following table contains all potentially dilutive common stock equivalents.

	As of June 30,
	2018	2017
	(in thousands)
Options to purchase common shares	2,026	2,501
RSUs	2,318	2,304
Conversion option of the 2022 Notes	844	—
Common stock warrants	93	—
ESPP	19	5

The Company expects to settle the principal amount of the 2022 Notes (Note 9) in cash, and therefore, the Company uses the treasury stock method for calculating any potential dilutive effect of the Conversion Option on diluted net income per share, if applicable. The Conversion Option will have a dilutive impact on net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of the 2022 Notes of $94.77 per share. Because the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended June 30, 2018 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending September 30, 2018. As of July 30,  2018, no holders have converted or indicated their intention to convert the 2022 Notes.

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$8,173	$—	$—	$8,173
Commercial paper	—	5,262	—	5,262
Corporate bonds	—	83,413	—	83,413
U.S. government agency obligations	—	2,996	—	2,996
U.S. Treasury securities	—	376,534	—	376,534
Restricted cash:
Certificates of deposit	—	5,625	—	5,625
Total	$8,173	$473,830	$—	$482,003

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash equivalents and investments:
Money market funds	$12,845	$—	$—	$12,845
Commercial paper	—	5,867	—	5,867
Corporate bonds	—	81,668	—	81,668
U.S. government agency obligations	—	3,987	—	3,987
U.S. Treasury securities	—	356,535	—	356,535
Restricted cash:
Certificates of deposit	—	5,105	—	5,105
Total	$12,845	$453,162	$—	$466,007

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At June 30, 2018 and December 31, 2017, our Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.

As of June 30, 2018 the fair value of the 2022 Notes was $574.8 million.  The fair value was determined based on the quoted price of the 2022 Notes in an inactive market on the last trading day of the reporting period and has been classified as

Level 2 within the fair value hierarchy.

For certain other financial instruments, including accounts receivable, accounts payable, capital leases and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

Strategic investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the statement of operations. The Company holds $3.7 million of strategic investments without readily determinable fair values at June 30, 2018 and $3.5 million of strategic investments without readily determinable fair values at December 31, 2017. These investments are included in other assets on the consolidated balance sheets. There have been no adjustments to the carrying value of strategic investments resulting from impairments or observable price changes.

The following tables summarize the composition of our short- and long-term investments at June 30, 2018 and December 31, 2017.

	June 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$5,270	$—	$(8)	$5,262
Corporate bonds	83,812	—	(399)	83,413
U.S. government agency obligations	3,000	—	(4)	2,996
U.S. Treasury securities	376,793	9	(268)	376,534
Total	$468,875	$9	$(679)	$468,205

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$5,874	$—	$(7)	$5,867
Corporate bonds	81,947	—	(279)	81,668
U.S. government agency obligations	4,000	—	(13)	3,987
U.S. Treasury securities	356,671	8	(144)	356,535
Total	$448,492	$8	$(443)	$448,057

For all of our securities for which the amortized cost basis was greater than the fair value at June 30, 2018, the Company has concluded that there is no plan to sell the security nor is it more likely than not that the Company would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, the Company considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

Contractual Maturities

The contractual maturities of short-term and long-term investments held at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018		December 31, 2017
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
	(in thousands)		(in thousands)
Due within one year	$452,377	$451,830	$416,932	$416,663
Due after 1 year through 2 years	16,498	16,375	31,560	31,394
Total	$468,875	$468,205	$448,492	$448,057

5. Restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows for the six months ended June 30, 2018 and 2017.

	June 30, 2018	June 30, 2017	December 31, 2017
	(in thousands)
Cash and cash equivalents	$98,426	$175,622	$87,680
Restricted cash	5,175	5,100	4,757
Restricted cash, included in other assets	450	—	347
Total cash, cash equivalents, and restricted cash	$104,051	$180,722	$92,784

Restricted cash is comprised of certificates of deposit related to landlord guarantees for our leased facilities. These restricted cash balances have been excluded from our cash and cash equivalents balance on our consolidated balance sheets.

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Computer equipment and purchased software	$6,581	$4,571
Employee computer equipment	6,940	4,260
Furniture and fixtures	12,239	11,083
Office equipment	2,538	2,620
Leasehold improvements	40,968	33,446
Equipment under capital lease	3,450	3,450
Internal-use software	4,120	2,892
Construction in progress	616	3,198
Total property and equipment	77,452	65,520
Less accumulated depreciation and amortization	(28,141)	(22,226)
Property and equipment, net	$49,311	$43,294

Depreciation and amortization expense on property and equipment was $3.1 million for the three months ended June 30, 2018, $6.1 million for the six months ended June 30, 2018, $2.2 million for the three months ended June 30, 2017, and $4.1 million for the six months ended June 30, 2017.

7. Capitalized Software Development Costs

Capitalized software development costs, exclusive of those recorded within property and equipment, consisted of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Gross capitalized software development costs	$39,881	$33,360
Accumulated amortization	(28,404)	(24,600)
Capitalized software development costs, net	$11,477	$8,760

Capitalized software development costs are amortized on a straight-line basis over their estimated useful life of two years.

The following table summarizes software development costs capitalized, stock-based compensation included in capitalized software development costs, and amortization of capitalized software development costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Software development costs capitalized	$3,576	$1,999	$6,521	$3,901
Stock-based compensation included in capitalized software development costs	$796	$485	$1,346	$823
Amortization of capitalized software development costs	$2,323	$1,477	$4,327	$2,846

8. Intangible Assets

Intangible assets as of June 30, 2018 and December 31, 2017 consist of the following:

	Weighted Average Remaining Useful Life	June 30, 2018	December 31, 2017
		(in thousands)
Acquired technology	24 Months	$7,252	$7,252
Acquired intellectual property	—	80	80
Accumulated amortization		(1,120)	(1,020)
Total		$6,212	$6,312

The estimated useful life of acquired technology and intellectual property is two to three years. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Amortization expense related to intangible assets was $50 thousand for the three months ended June 30, 2018, $100 thousand for the six months ended June 30, 2018, $0 for the three months ended June 30, 2017, and $16 thousand for the six months ended June 30, 2017. Amortization expense of acquired technology is included in cost of subscription revenue in the consolidated statements of operations. Amortization expense of acquired intellectual property is included in sales and marketing expense in the consolidated statements of operations.

Estimated future amortization expense for intangible assets as of  June 30, 2018 is as follows:

Years ended December 31,	Amortization Expense
(in thousands)
2018	1,294
2019	3,112
2020	1,806
Total	$6,212

9. 0.25% Convertible Senior Notes, Convertible Note Hedge and Warrant

In May 2017, the Company issued $350 million aggregate principal amount of 0.25% convertible senior notes due June 1, 2022 in a private offering and an additional $50 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the initial purchasers (the “2022 Notes”). The 2022 Notes are convertible at the option of the holders prior to the close of business on the business day immediately preceding February 1, 2022 under certain conditions or upon the occurrence of certain events. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. Because the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended June 30, 2018 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending September 30, 2018. As of July 30,  2018, no holders have converted or indicated their intention to convert the 2022 Notes.

The net carrying amount of the liability component of the 2022 Notes is as follows:

	As of June 30, 2018	As of December 31, 2017
	(in thousands)
Principal	$400,000	$400,000
Unamortized debt discount	(85,228)	(94,498)
Unamortized issuance costs	(6,363)	(7,055)
Net carrying amount	$308,409	$298,447

Interest expense related to the 2022 Notes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Contractual interest expense	$250	$140	$500	$140
Amortization of debt discount	4,703	2,498	9,270	2,498
Amortization of issuance costs	351	185	692	185
Total interest expense	$5,304	$2,823	$10,462	$2,823

10. Commitments and Contingencies

Contractual Obligations

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through October 2027. Rent expense for non-cancellable operating leases with free rental periods or scheduled rent increases is recognized on a straight-line basis over the terms of the leases.

Future minimum payments under all operating lease agreements as of June 30, 2018 are as follows:

Operating
(in thousands)
2018	$11,185
2019	23,569
2020	24,900
2021	27,327
2022	27,478
Thereafter	139,078
Total	$253,537

There were no material changes in our vendor commitments under non-cancelable arrangements, as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2017 and related notes thereto contained in the Company’s Annual Report on Form 10-K, except as disclosed below:

In July 2018, the Company entered into a three year renewal agreement with a web hosting vendor with an option to extend for an additional two year term. The Company’s contractual obligation under this agreement are approximately $48 million over the initial three year term.

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

11. Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ equity, for the six months ended June 30, 2018.

	Cumulative Translation Adjustment	Unrealized Loss on Investments	Total
	(in thousands)
Beginning balance at January 1, 2018	$379	$(436)	$(57)
Other comprehensive loss before reclassifications	(422)	(235)	(657)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Ending balance at June 30, 2018	$(43)	$(671)	$(714)

12. Stock-Based Compensation Expense

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Options	1,259	$1,370	$2,593	$2,616
RSUs	17,798	11,370	32,039	19,160
Employee stock purchase plan	618	266	1,089	533
Total stock-based compensation expense	$19,675	$13,006	$35,721	$22,309

Effect of stock-based compensation expense on income by line item:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Cost of revenue, subscription	$317	$178	$594	$293
Cost of revenue, professional services and other	846	666	1,536	1,115
Research and development	6,111	3,461	10,875	5,903
Sales and marketing	7,937	5,113	14,429	8,874
General and administrative	4,464	3,588	8,287	6,124
Total stock-based compensation expense	$19,675	$13,006	$35,721	$22,309

Capitalized software development costs excluded from stock-based compensation expense is $796 thousand for the three months ended June 30, 2018, $1.3 million for the six months ended June 30, 2018, $485 thousand for the three months ended June 30, 2017, and $823 thousand for the six months ended June 30, 2017.

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

Revenues by geographical region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Americas	$86,486	$68,274	$168,644	$132,626
Europe	28,172	16,105	53,382	29,948
Asia Pacific	7,918	4,714	15,106	8,771
Total	$122,576	$89,093	$237,132	$171,345
Percentage of revenues generated outside of the Americas	29%	23%	29%	23%

Revenue derived from customers outside the United States (international) was approximately 37% of total revenue in the three months ended June 30, 2018 and 37% of total revenue in the six months ended June 30, 2018. Revenue derived from customers outside the United States (international) was approximately 32% of total revenue in the three months ended June 30, 2017 and 26% of total revenue in the six months ended June 30, 2017.

Total long-lived assets by geographical region:

	As of June 30, 2018	As of December 31, 2017
Americas	$31,449	$29,764
Europe	14,960	11,257
Asia Pacific	2,902	2,273
Total long-lived assets	$49,311	$43,294
Percentage of long-lived assets held outside of the Americas	36%	31%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

While our Software Platform can scale to the enterprise, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving them. We efficiently reach these businesses at scale through our proven inbound go-to-market approach and our marketing agency and sales partners, which we refer to as Partners. Our Software Platform is particularly suited to serving the needs of mid-market business-to-business companies. These mid-market businesses seek an integrated, easy to implement and easy to use solution to reach customers and compete with organizations that have larger marketing, sales and customer service budgets. As of June 30, 2018, we had 48,091 total customers of varying sizes in more than 100 countries, representing almost every industry.

We derive most of our revenue from subscriptions to our cloud-based software platform and related professional services, which consist of customer on-boarding and training services. Subscription revenue accounted for 95% of our total revenue in the three and six months ended June 30, 2018, 95% of our total revenue in the three months ended June 30, 2017 and 94% of our total revenue in the six months ended June 30, 2017. We sell multiple product plans at different base prices on a subscription basis, each of which includes our core Software Platform and integrated applications to meet the needs of the various customers we serve. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We generate additional revenue based on the purchase of additional subscriptions, purchase of additional products, purchases of our add-on products and the number of account users, subdomains and website visits. Most of our customers’ subscriptions are one year or less in duration.

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

Many of our customers purchase on-boarding and training services which are designed to help customers enhance their ability to attract, engage and delight their customers using our platform. Professional services and other revenue accounted for 5% of our total revenue in the three and six months ended June 30, 2018, 5% of our total revenue in the three months ended June 30, 2017 and 6% of our total revenue in the six months ended June 30, 2017. We expect professional services and other margins to range from a moderate loss to breakeven for the foreseeable future.

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

Key Business Metrics

The following key business metrics are presented in this Quarterly Report on Form 10-Q or in our press release announcing our financial results which is furnished on Form 8-K. We use these key business metrics, which align with our subscription business model, to evaluate our business, measure our performance, identify trends affecting our business and results of operations, formulate financial projections and make strategic decisions.

Total Customers.  We believe that our ability to increase our customer base is an indicator of our market penetration and growth of our business as we continue to expand our sales force and invest in marketing efforts. We define our Total Customers at the end of a particular period as the number of business entities or individuals with one or more paid subscriptions to our Sales Hub Marketing Hub, or  Service Hub  products, either paid directly or through a Partner. We do not include in Total Customers business entities or individuals with one or more paid subscriptions solely for our legacy Sales Hub ($10) product. A single customer may have separate paid subscriptions for separate websites, sales licenses or seats, or our Sales Hub, Marketing Hub, or  Service Hub  products, but we count these as one customer if certain customer-provided information such as company name, URL, or email address indicate that these subscriptions are managed by the same business entity or individual.

Total Average Subscription Revenue per Customer.  We believe that our ability to increase the Total Average Subscription Revenue per Customer is an indicator of our ability to grow the long-term value of our existing customer relationships. We define Total Average Subscription Revenue per Customer during a particular period as subscription revenue, excluding revenue from our legacy Sales Hub ($10) product, from our Total Customers during the period divided by the average Total Customers during the same period.

Total Subscription Dollar Retention Rate.  We believe that our ability to retain and expand a customer relationship is an indicator of the stability of our revenue base and the long-term value of our customers. We assess our performance in this area using a metric we refer to as our Total Subscription Dollar Retention Rate. We compare the aggregate Total Contractual Monthly Subscription Revenue of our Total Customer base as of the beginning of each month, which we refer to as Total Retention Base Revenue, to the aggregate Total Contractual Monthly Subscription Revenue of the same group of Total Customers at the end of that month, which we refer to as Total Retained Subscription Revenue. We define Total Contractual Monthly Subscription Revenue as the total amount of subscription fees contractually committed to be paid for a full month under all of our Total Customer agreements, excluding any commissions owed to our Partners. Our Total Subscription Dollar Retention Rate for a given period is calculated by first dividing Total Retained Subscription Revenue by Total Retention Base Revenue for each month in the period, calculating the weighted average of these rates using the Total Retention Base Revenue for each month in the period, and then annualizing the resulting rates.

Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Subscription	$116,566	$84,363	$225,168	$161,866
Professional services and other	6,010	4,730	11,964	9,479
Total revenue	122,576	89,093	237,132	171,345
Cost of revenues:
Subscription	16,964	12,492	32,199	23,901
Professional services and other	7,887	6,099	15,029	11,762
Total cost of revenues	24,851	18,591	47,228	35,663
Gross profit	97,725	70,502	189,904	135,682
Operating expenses:
Research and development	28,485	15,889	54,837	29,259
Sales and marketing	65,281	50,708	125,191	97,380
General and administrative	18,011	14,482	35,252	27,620
Total operating expenses	111,777	81,079	215,280	154,259
Loss from operations	(14,052)	(10,577)	(25,376)	(18,577)
Other expense:
Interest income	2,092	734	3,916	1,037
Interest expense	(5,326)	(2,832)	(10,500)	(2,884)
Other expense	(527)	(97)	(810)	(225)
Total other expense	(3,761)	(2,195)	(7,394)	(2,072)
Loss before income tax (expense) benefit	(17,813)	(12,772)	(32,770)	(20,649)
Income tax (expense) benefit	(412)	3,251	(903)	3,053
Net loss	$(18,225)	$(9,521)	$(33,673)	$(17,596)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Subscription	95%	95%	95%	94%
Professional services and other	5	5	5	6
Total revenue	100	100	100	100
Cost of revenue:
Subscription	14	14	14	14
Professional services and other	6	7	6	7
Total cost of revenue	20	21	20	21
Gross profit	80	79	80	79
Operating expenses:
Research and development	23	18	23	17
Sales and marketing	53	57	53	57
General and administrative	15	16	15	16
Total operating expenses	91	91	91	90
Loss from operations	(11)	(12)	(11)	(11)
Total other expense	(3)	(2)	(3)	(1)
Loss before income tax (expense) benefit	(15)	(14)	(14)	(12)
Income tax (expense) benefit	—	4	—	2
Net loss	(15)%	(11)%	(14)%	(10)%

Percentages are based on actual values. Totals may not sum due to rounding.

Three Months and Six Months Ended June 30, 2018 Compared to the Three and Six Months Ended June 30, 2017

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Revenues:
Subscription	$116,566	$84,363	$32,203	38%	$225,168	$161,866	$63,302	39%
Professional services and other	6,010	4,730	1,280	27%	11,964	9,479	2,485	26%
Total revenue	$122,576	$89,093	$33,483	38%	$237,132	$171,345	$65,787	38%

Three month change

Subscription revenue increased during the three months ended June 30, 2018 compared to the same period in 2017 primarily due to the increase in Total Customers, which grew from 34,326 as of June 30, 2017 to 48,091 as of June 30, 2018.  Total Average Subscription Revenue per Customer decreased from $10,228 for the three months ended June 30, 2017 to $10,004 for the three months ended June 30, 2018. The growth in Total Customers was primarily driven by our increased sales representative capacity to meet market demand as well as the “freemium” model attracting customers who self-purchase our lower cost products. The decrease in average subscription revenue per customer was driven primarily by our continued adoption of our “freemium” model which allows us to add new customers through our lower cost products.

The 27% increase in professional services and other revenue resulted primarily as a result of the increase in Total Customers and from the delivery of on-boarding and training services for the additional subscriptions sold.

Six month change

Subscription revenue increased during the six months ended June 30, 2018 compared to the same period in 2017 primarily due to the increase in Total Customers, which grew from 34,326 as of June 30, 2017 to 48,091 as of June 30, 2018.  Total Average Subscription Revenue per Customer decreased from $10,298 for the six months ended June 30, 2017 to $10,016 for the six months ended June 30, 2018. The growth in Total Customers was primarily driven by our increased sales representative capacity to meet market demand as well as the “freemium” model attracting customers who self-purchase our lower cost products. The decrease in average subscription revenue per customer was driven primarily by our continued adoption of our “freemium” model which allows us to add new customers through our lower cost products.

The 26% increase in professional services and other revenue resulted primarily as a result of the increase in Total Customers and from the delivery of on-boarding and training services for the additional subscriptions sold.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Total cost of revenue	$24,851	$18,591	$6,260	34%	$47,228	$35,663	$11,565	32%
Gross profit	$97,725	$70,502	$27,223	39%	$189,904	$135,682	$54,222	40%
Gross margin percentage	80%	79%			80%	79%

Total cost of revenue for the three and six months ended June 30, 2018 increased compared to the same period in 2017 primarily due to an increase in subscription and hosting costs, employee-related costs, amortization of developed technology, and allocated overhead expenses. The increase in gross margin was primarily driven by improved leverage of our hosting costs relative to growth in subscription revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Subscription cost of revenue	$16,964	$12,492	$4,472	36%	$32,199	$23,901	$8,298	35%
Percentage of subscription revenue	15%	15%			14%	15%

The increase in subscription cost of revenue for the three and six month period ended June 30, 2018 compared to the same period in 2017 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Subscription and hosting costs	$2,060	$3,705
Employee-related costs	1,497	2,805
Capitalized software amortization	742	1,458
Allocated overhead expenses	173	330
	$4,472	$8,298

Three month change

Subscription and hosting costs increased due to growth in our total customer base, from 34,326 as of June 30, 2017 to 48,091 as of June 30, 2018. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products and increased functionality. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount.

Six month change

Subscription and hosting costs increased due to growth in our total customer base from 34,326 as of June 30, 2017 to 48,091 as of June 30, 2018. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products and increased functionality. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Professional services and other cost of revenue	$7,887	$6,099	$1,788	29%	$15,029	$11,762	$3,267	28%
Percentage of professional services and other revenue	131%	129%			126%	124%

The increase in professional services and other cost of revenue for the three and six month period ended June 30, 2018 compared to the same period in 2017 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Employee-related costs	$1,388	$2,617
Allocated overhead expenses	400	650
	$1,788	$3,267

Three month change

Employee-related costs increased as a result of increased headcount as we continue to grow our professional services organization to support our Total Customer growth. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount.

Six month change

Employee-related costs increased as a result of increased headcount as we continue to grow our professional services organization to support our Total Customer growth. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Research and development	$28,485	$15,889	$12,596	79%	$54,837	$29,259	$25,578	87%
Percentage of total revenue	23%	18%			23%	17%

The increase in research and development expense for the three and six month period ended June 30, 2018 compared to the same period in 2017 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Employee-related costs	$11,458	$23,250
Allocated overhead expenses	1,138	2,328
	$12,596	$25,578

Three month change

Employee-related costs increased as a result of increased headcount as we continue to grow our engineering organization to develop new products, increase functionality and to maintain our existing software platform. Allocated overhead expense increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount.

Six month change

Employee-related costs increased as a result of increased headcount as we continue to grow our engineering organization to develop new products, increase functionality and to maintain our existing software platform. Allocated overhead expense increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount.

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Sales and marketing	$65,281	$50,708	$14,573	29%	$125,191	$97,380	$27,811	29%
Percentage of total revenue	53%	57%			53%	57%

The increase in sales and marketing expense for the three and six month period ended June 30, 2018 compared to the same period in 2017 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Employee-related costs	$10,413	$18,934
Partner commissions	2,378	4,862
Marketing programs	531	1,730
Allocated overhead expenses	1,251	2,285
	$14,573	$27,811

Three month change

Employee-related costs increased as a result of increased headcount as we continue to expand our selling and marketing organizations to grow our customer base. The increase in employee-related costs was partially offset by lower sales commissions due to the adoption of new guidance related to revenue recognition (see Note 2 to our Unaudited Consolidated Financial Statements). Partner commissions increased as a result of increased revenue generated through our Partners.  Marketing programs increased due to the timing of certain marketing efforts compared to prior year. Allocated overhead expenses increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount.

Six month change

Employee-related costs increased as a result of increased headcount as we continue to expand our selling and marketing organizations to grow our customer base. The increase in employee-related costs was partially offset by lower sales commissions due to the adoption of new guidance related to revenue recognition (see Note 2 to our Unaudited Consolidated Financial Statements). Partner commissions increased as a result of increased revenue generated through our Partners.  Marketing programs increased due to the timing of certain marketing efforts compared to prior year. Allocated overhead expenses increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
General and administrative	$18,011	$14,482	$3,529	24%	$35,252	$27,620	$7,632	28%
Percentage of total revenue	15%	16%			15%	16%

The increase in general and administrative expense for the three and six month period ended June 30, 2018 compared to the same period in 2017 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Employee-related costs	$2,659	$5,667
Allocated overhead expenses	492	1,126
Customer credit card fees	378	839
	$3,529	$7,632

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

Other expense

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Interest income	$2,092	$734	$1,358	185%	$3,916	$1,037	$2,879	278%
Percentage of total revenue	2%	1%			2%	1%
Interest expense	$(5,326)	$(2,832)	$(2,494)	88%	$(10,500)	$(2,884)	$(7,616)	264%
Percentage of total revenue	(4)%	(3)%			(4)%	(2)%
Other expense	$(527)	$(97)	$(430)	443%	$(810)	$(225)	$(585)	260%
Percentage of total revenue	*	*			*	*
*	not meaningful

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

Income tax expense

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Income tax (expense) benefit	$(412)	$3,251	$(3,663)	113%	$(903)	$3,053	$(3,956)	130%
Effective tax rate	2%	(25)%			3%	(15)%

Income tax expense consists of current and deferred taxes for U.S. and foreign income. The increase in income tax expense for the three and six month periods ended June 30, 2018 compared to the same periods in 2017 was primarily due to the deferred tax benefit from the issuance of the 2022 Notes in 2017.

Liquidity and Capital Resources

Our principal sources of liquidity to date have been cash and cash equivalents, net accounts receivable, our common stock offerings, and our convertible notes offering.

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents provided by operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities for the six months ended June 30, 2018 and 2017.

	Six Months ended June 30,
	2018	2017
	(in thousands)
Cash and cash equivalents	$98,426	$175,622
Working capital	448,775	410,037
Net cash and cash equivalents provided by operating activities	40,223	27,819
Net cash and cash equivalents used in investing activities	(35,108)	(283,229)
Net cash and cash equivalents provided by financing activities	7,150	374,075

Our cash and cash equivalents at June 30, 2018 was held for working capital purposes. We believe our working capital is sufficient to support our operations for at least the next 12 months. At June 30, 2018, $33.4 million of our cash and cash equivalents was held in accounts outside the United States. At December 31, 2017, undistributed foreign earnings of approximately $6.9 million have been taxed due to a one-time transition tax on previously undistributed foreign earnings.  For any future foreign earnings, we will generally be free of additional U.S. federal tax consequences due to a dividends received deduction implemented as part of the move to a territorial tax system for foreign subsidiary earnings. Additionally, our current plans do not demonstrate a need to repatriate undistributed earnings to fund our U.S. operations.

Net Cash and Cash Equivalents Provided by Operating Activities

Net cash and cash equivalents provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash and cash equivalents provided by operating activities during the six months ended June 30, 2018 primarily reflected our net loss of $33.7 million and accretion of bond discount premium of $2.6 million offset by non-cash expenses that included $10.5 million of depreciation and amortization, $35.7 million in stock-based compensation, $1.6 million of non-cash rent expense and $10.0 million of amortization of debt discount and issuance costs. Working capital sources of cash and cash equivalents included an $16.4 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $6.6 million decrease in accounts receivable related to increased collections, $3.9 million increase in deferred rent related to tenant improvement allowance received and a $5.6 million increase in accrued expenses. These sources of cash and cash equivalents were offset by a $10.1 million increase in deferred commissions and $4.7 million increase in prepaid expenses and other assets.

Net cash and cash equivalents provided by operating activities during the six months ended June 30, 2017 primarily reflected our net loss of $17.6 million and benefit for deferred income taxes of $3.5 million offset by non-cash expenses that included $7.0 million of depreciation and amortization, $22.3 million in stock-based compensation, $3.0 million of non-cash rent expense and $2.7 million of amortization of debt discount and issuance costs. Working capital sources of cash and cash equivalents included a $12.7 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $1.2 million decrease in accounts receivable related to increased collections, a $3.6 million increase in deferred rent related to a tenant improvement allowance received and a $7.0 million increase in accrued expenses. These sources of cash and cash equivalents were offset by a $7.9 million increase in prepaid expenses and other assets, a $0.3 million decrease in accounts payable and a $1.9 million increase in deferred commissions.

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

Net cash and cash equivalents used in investing activities during the six months ended June 30, 2018 consisted primarily of $366.3 million purchases of investments, $11.3 million of purchased property and equipment, $5.8 million of capitalized software development costs, and $0.3 million related to the purchase of strategic investments. These uses of cash were offset by $348.6 million received related to the maturity of investments.

Net cash and cash equivalents used in investing activities during the six months ended June 30, 2017 consisted primarily of $305.3 million purchases of investments, $11.1 million of purchased property and equipment, $3.3 million of capitalized software development costs, and $600 thousand related to the purchase of strategic investments. These uses of cash were offset by $37.1 million received related to the maturity of investments.

Net Cash and Cash Equivalents Provided by Financing Activities

Our financing activities have consisted primarily of our stock offerings, the various components of our 2022 Notes offering, the issuance of common stock under our stock plans, payments of employee taxes related to the net share settlement of stock-based awards, and repayments of our capital lease obligations.

For the six months ended June 30, 2018, cash provided by financing activities consisted primarily of $11.6 million of proceeds related to issuance of common stock under stock plans. This source of cash was offset by $4.0 million used for payment of employee taxes related to the net share settlement of stock-based awards and $0.4 million used for repayments of capital lease obligations.

For the six months ended June 30, 2017, cash provided by financing activities consisted primarily of $389.2 million of net proceeds from the issuance of the 2022 Notes, $58.9 of proceeds from the issuance of warrants related to the 2022 Notes, and $7.5 million of proceeds related to issuance of common stock under stock plans. These sources of cash were offset by $78.9 million used for the purchase of a note hedge related to 2022 Notes and $2.1 million used for payment of employee taxes related to the net share settlement of stock-based awards and $0.5 million used for repayments of capital leases.

2022 Notes

The circumstances required to allow the holders to convert the 2022 Notes were met during the quarter ended June 30, 2018. As a result, holders may convert their 2022 Notes, in whole or in part, between July 1, 2018 and September 30, 2018. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. As of July 30, 2018, no holders have converted or indicated their intention to convert the 2022 Notes.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30,  2018 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 except those disclosed below.

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

Contractual Obligations and Commitments

As of June 30, 2018, there were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K filed with the SEC on February 13, 2018, other than those appearing in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Recent Accounting Pronouncements in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the three months ended June 30, 2018, we had no material off-balance sheet arrangements, exclusive of operating leases and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Euro, British Pound Sterling, Australian dollar, Singaporean dollar, and Japanese Yen. Since we translate foreign currencies into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results.

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

The table below provides a sensitivity analysis of hypothetical 10% changes of our stock price as of June 30, 2018 and the estimated impact on the fair value of the 2022 Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such event may have on the fair value of the 2022 Notes.

Hypothetical change in HubSpot stock price	Fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$621,364	$46,608	8.1%
No change	$574,756	$—	$—
10% decrease	$528,148	$(46,608)	-8.1%

Item 4.	Controls and Procedures

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

We generated net losses of $33.7 million and $17.6 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $314.2 million. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to grow our marketing, sales and customer service operations, develop and enhance our inbound platform, scale our data center infrastructure and services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

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

Our customers have no obligation to renew their subscriptions for our platform after the expiration of their subscription periods, substantially all of which are one year or less. In addition, our customers may seek to renew for lower subscription amounts or for shorter contract lengths. Also, customers may choose not to renew their subscriptions for a variety of reasons, including an inability or failure on the part of a customer to create blogging, social media and other content necessary to realize the benefits of our platform. Our renewal rates may decline or fluctuate as a result of a number of factors, including limited customer resources, pricing changes, the prices of services offered by our competitors, adoption and utilization of our platform and add-on applications by our customers, adoption of our new products, customer satisfaction with our platform, mergers and acquisitions affecting our customer base, reductions in our customers’ spending levels or declines in customer activity as a result of economic downturns or uncertainty in financial markets. If our customers do not renew their subscriptions for our platform or decrease the amount they spend with us, our revenue will decline and our business will suffer. In addition, a subscription model creates certain risks related to the timing of revenue recognition and potential reductions in cash flows. A portion of the subscription-based revenue we report each quarter results from the recognition of deferred revenue relating to subscription agreements entered into during previous quarters. A decline in new or renewed subscriptions in any period may not be immediately reflected in our reported financial results for that period, but may result in a decline in our revenue in future quarters. If we were to experience significant downturns in subscription sales and renewal rates, our reported financial results might not reflect such downturns until future periods.

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

Our head count and operations have grown substantially. For example, we had 2,441 full-time employees as of June 30, 2018, as compared with 2,081 as of December 31, 2017. We opened our first international office in Dublin, Ireland in January 2013, and additional international offices in Sydney, Australia in August 2014, in Singapore in October 2015, in Tokyo in July 2016 and in Berlin in July 2017.  We also plan to open an office in Bogota, Colombia later this year. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. We opened our first international office in Dublin, Ireland in January 2013 and we opened additional international offices in Sydney, Australia in August 2014, in Singapore in October 2015, in Tokyo in July 2016, and in Berlin in July 2017.  We also plan to open an office in Bogota, Colombia later this year. These international offices focus primarily on sales, professional services and support. We also have a development team in Dublin, Ireland. Our current international operations and future initiatives will involve a variety of risks, including:

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

We currently serve the majority of our platform functions from third-party data center hosting facilities operated by Amazon Web Services located in northern Virginia and Google Cloud Platform located in Frankfurt, Germany. In addition, we serve ancillary functions for our customers from third-party data center hosting facilities operated by Rackspace located in Dallas, Texas, with a backup facility in Chicago, Illinois. Our operations depend, in part, on our third-party facility providers’ abilities to protect these facilities against damage or interruption from natural disasters, such as earthquakes and hurricanes, power or telecommunications failures, criminal acts and similar events. In the event that any of our third-party facilities arrangements is terminated, or if there is a lapse of service or damage to a facility, we could experience interruptions in our platform as well as delays and additional expenses in arranging new facilities and services.

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

In addition, several foreign countries and governmental bodies, including the European Union and Canada, have regulations dealing with the collection and use of personal information obtained from their residents, which are often more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personal information that identifies or may be used to identify an individual. Within the European Union, legislators have adopted the General Data Protection Regulation, or GDPR, which became effective in May 2018 which may impose additional obligations and risk upon our business and which may increase substantially the penalties to which we could be subject in the event of any non-compliance. We may incur substantial expense in complying with the new obligations to be imposed by the GDPR and we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall.

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

In the event the conditional conversion feature of the 2022 Notes is triggered, holders of 2022 Notes will be entitled to convert the 2022 Notes at any time during specified periods at their option. Because the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended June 30, 2018 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending September 30, 2018. As of July 30,  2018, no holders have converted or indicated their intention to convert the 2022 Notes. Whether the 2022 Notes will be convertible following such calendar quarter will depend on the continued satisfaction of this condition or another conversion condition in the future. If one or more holders elect to convert their 2022 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2022 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2022 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

We face exposure to movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. As we have expanded our international operations our exposure exchange rate fluctuations has increased, in particular with respect to the Euro, British Pound Sterling, Australian Dollar, Singapore Dollar, and Japanese Yen. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when re-measured, may differ materially from expectations. In addition, our operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. Although we may apply certain strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications. Additionally, as we anticipate growing our business further outside of the United States, the effects of movements in currency exchange rates will increase as our transaction volume outside of the United States increases.

Risks Related to Our Common Stock

Our stock price may be volatile and you may be unable to sell your shares at or above the price you purchased them.

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share, our stock price has ranged from $25.79 to $143.00, through June 30, 2018. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults on Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed below are filed or incorporated by reference into this Report.

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Second Amended and Restated Bylaws of the Registrant

4.1(3)	Form of Common Stock certificate of the Registrant

10.1(4)	Third Amendment to Lease dated May 2, 2018 between One Canal Park Massachusetts, LLC and HubSpot, Inc.

31.1(5)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2(5)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 3.1 to Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 24, 2016 and incorporated herein by reference.
(2)	Filed as Exhibit 3.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 25, 2018 and incorporated herein by reference.
(3)

Filed as Exhibit 4.1 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 2014, and incorporated herein by reference.

(4)	Filed as Exhibit 10.3 to Registrant’s Form 10-Q filed with the Securities and Exchange Commission on May 10, 2018 and incorporated herein by reference.
(5)	Filed herewith.

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

HUBSPOT, INC.

By:	/s/ Kate Bueker
Name:	Kate Bueker
Title:	Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Signatory)

August 1, 2018