Form 10-Q
period 2018-09-30
HUBSPOT INC
filed 2018-11-07
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

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

There were 39,232,269 shares of the registrant’s Common Stock issued and outstanding as of November 2, 2018.

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

•	our ability to maintain our brand and inbound marketing, selling and servicing thought leadership position;
•	the impact of our corporate culture and our ability to attract, hire and retain necessary qualified employees to expand our operations;
•	the anticipated effect on our business of litigation to which we are or may become a party;
•	our ability to successfully acquire and integrate companies and assets;
•	the U.S. federal tax consequences due to dividends received as part of the move to a territorial tax system for foreign subsidiary earnings;
•	our plans regarding declaring or paying cash dividends in the foreseeable future; and
•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business both in the United States and internationally.

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

PART I — Financial Information

Item 1.	Financial Statements

HubSpot, Inc.

Unaudited Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$96,122	$87,680
Short-term investments	465,166	416,663
Accounts receivable — net of allowance for doubtful accounts of $1,389 and $638 at September 30, 2018 and December 31, 2017, respectively	63,107	60,676
Deferred commission expense	18,759	13,343
Restricted cash	5,175	4,757
Prepaid expenses and other current assets	18,132	19,382
Total current assets	666,461	602,501
Long-term investments	13,234	31,394
Property and equipment, net	51,913	43,294
Capitalized software development costs, net	12,539	8,760
Deferred commission expense, net of current portion	15,176	—
Other assets	5,656	4,964
Intangible assets, net	5,719	6,312
Goodwill	14,950	14,950
Total assets	$785,648	$712,175
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,817	$4,657
Accrued compensation costs	19,182	16,329
Other accrued expenses	22,781	20,430
Deferred revenue	160,509	136,880
Total current liabilities	211,289	178,296
Deferred rent, net of current portion	24,549	18,868
Deferred revenue, net of current portion	2,132	2,277
Other long-term liabilities	4,715	3,927
Convertible senior notes	313,550	298,447
Total liabilities	556,235	501,815
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	40	38
Additional paid-in capital	563,034	496,461
Accumulated other comprehensive loss	(769)	(57)
Accumulated deficit	(332,892)	(286,082)
Total stockholders’ equity	229,413	210,360
Total liabilities and stockholders’ equity	$785,648	$712,175

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Subscription	$125,478	$93,164	$350,646	$255,030
Professional services and other	6,348	4,562	18,312	14,041
Total revenue	131,826	97,726	368,958	269,071
Cost of revenues:
Subscription	17,777	12,933	49,976	36,834
Professional services and other	7,988	6,077	23,017	17,839
Total cost of revenues	25,765	19,010	72,993	54,673
Gross profit	106,061	78,716	295,965	214,398
Operating expenses:
Research and development	30,761	18,828	85,598	48,087
Sales and marketing	71,293	57,904	196,484	155,284
General and administrative	19,057	14,110	54,309	41,730
Total operating expenses	121,111	90,842	336,391	245,101
Loss from operations	(15,050)	(12,126)	(40,426)	(30,703)
Other expense:
Interest income	2,416	1,274	6,332	2,311
Interest expense	(5,393)	(5,063)	(15,893)	(7,947)
Other expense	(277)	(26)	(1,087)	(251)
Total other expense	(3,254)	(3,815)	(10,648)	(5,887)
Loss before income tax (expense) benefit	(18,304)	(15,941)	(51,074)	(36,590)
Income tax (expense) benefit	(359)	5,358	(1,262)	8,411
Net loss	$(18,663)	$(10,583)	$(52,336)	$(28,179)
Net loss per share, basic and diluted	$(0.48)	$(0.29)	$(1.37)	$(0.77)
Weighted average common shares used in computing basic and diluted net loss per share:	38,762	37,047	38,319	36,639

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(18,663)	$(10,583)	$(52,336)	$(28,179)
Other comprehensive loss:
Foreign currency translation adjustment	(127)	319	(548)	883
Changes in unrealized gain (loss) on investments, net of income taxes of $0 for the three and nine months ended September 30, 2018 and $34 and $56 for the three and nine months ended September 30, 2017, respectively	72	32	(164)	64
Comprehensive loss	$(18,718)	$(10,232)	$(53,048)	$(27,232)

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended September 30,
	2018	2017
Operating Activities:
Net loss	$(52,336)	$(28,179)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities
Depreciation and amortization	16,539	11,123
Stock-based compensation	55,334	34,419
Provision (benefit) for deferred income taxes	43	(9,125)
Amortization of debt discount and issuance costs	15,103	7,482
Accretion of bond discount	(4,517)	(747)
Noncash rent expense	1,972	4,343
Unrealized currency translation	215	(348)
Changes in assets and liabilities, net of acquisition
Accounts receivable	(3,266)	(8,510)
Prepaid expenses and other assets	823	(5,363)
Deferred commission expense	(15,887)	(2,011)
Accounts payable	4,262	1,556
Accrued expenses	3,755	6,838
Deferred rent	3,987	3,581
Deferred revenue	25,713	20,561
Net cash and cash equivalents provided by operating activities	51,740	35,620
Investing Activities:
Purchases of investments	(524,838)	(572,636)
Maturities of investments	498,850	313,060
Purchases of property and equipment	(16,688)	(15,089)
Capitalization of software development costs	(8,726)	(5,306)
Acquisition of a business and purchase of technology	—	(9,415)
Purchases of strategic investments	(300)	(2,800)
Net cash and cash equivalents used in investing activities	(51,702)	(292,186)
Financing Activities:
Employee taxes paid related to the net share settlement of stock-based awards	(5,933)	(3,154)
Proceeds related to the issuance of common stock under stock plans	16,769	10,409
Repayments of capital lease obligations	(592)	(787)
Proceeds of the issuance of convertible notes, net of issuance costs paid of $10,767	—	389,233
Purchase of note hedge related to convertible notes	—	(78,920)
Proceeds from the issuance of warrants related to convertible notes, net of issuance costs of $200	—	58,880
Net cash and cash equivalents provided by financing activities	10,244	375,661
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,319)	2,569
Net increase in cash, cash equivalents and restricted cash	8,963	121,664
Cash, cash equivalents and restricted cash, beginning of period	92,784	60,185
Cash, cash equivalents and restricted cash, end of period	$101,747	$181,849
Supplemental cash flow disclosure:
Cash paid for interest	$527	$201
Cash paid for income taxes	$1,016	$436
Non-cash investing and financing activities:
Property and equipment acquired under capital lease	$—	$1,053
Capital expenditures incurred but not yet paid	$2,018	$836
Asset retirement obligations	$347	$403

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

In November 2016, the FASB issued guidance related to the presentation of restricted cash within the statement of cash flows. The guidance requires entities to show the changes in cash, cash equivalents, and restricted cash in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. The Company adopted the updated guidance as of January 1, 2018. As a result of adopting this guidance cash and cash equivalents used in investing activities increased by $521 thousand and net increase in cash, cash equivalents, and restricted cash also increased by $521 thousand for the nine months ended September 30, 2018. Cash and cash equivalents used in investing activities increased by $4.6 million and net increase in cash, cash equivalents, and restricted cash increased by $4.6 million for the nine months ended September 30, 2017 in the consolidated statements of cash flows.

In February 2016, the FASB issued guidance that requires lessees to recognize most leases on their balance sheets but record expenses on their income statements in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The guidance is effective in 2019 with early adoption permitted. The Company will adopt the standard on January 1, 2019. The Company has established a team that is continuing to assess the potential impacts of the standard on its consolidated financial statements and footnote disclosures. The Company currently believes the most significant changes will be related to the recognition of right-of-use assets and lease liabilities on its consolidated balance sheet for operating leases, which will increase total assets and total liabilities reported relative to such amounts prior to adoption. The guidance is required to be adopted using a modified retrospective approach. Upon adoption, the Company also expects to elect the transition relief package, permitted within the new standard,  in which the Company will not reassess the classification of existing leases, whether any expired or existing contracts contain a lease, and if existing leases have any initial direct costs. The Company is unable to quantify the impact at this time as the ultimate impact of adopting this new standard will depend on the total amount of lease commitments as of the adoption date.

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

The resulting impact to the consolidated statements of operations and comprehensive loss of applying the new guidance in the three months ended September 30, 2018 versus the prior guidance was a decrease to subscription revenue of $224 thousand, an increase to professional services and other revenue of $125 thousand, a decrease to total revenues of $99 thousand, and a decrease to selling and marketing expense and total operating expenses of $4.1 million for the three months ended September 30, 2018.  The resulting impact to loss from operations, loss before income tax (expense) benefit, net loss and comprehensive loss was $4.0 million.  The resulting impact on basic earnings per share was $0.10.

The resulting impact to the consolidated statements of operations and comprehensive loss of applying the new guidance in the nine months ended September 30, 2018 versus the prior guidance was a decrease to subscription revenue of $580 thousand, an increase to professional services and other revenue of $372 thousand, a decrease to total revenues of $208 thousand, and a decrease to selling and marketing expense and total operating expenses of $11.5 million for the nine months ended September 30, 2018.  The resulting impact to loss from operations, loss before income tax (expense) benefit, net loss and comprehensive loss was $11.3 million.  The resulting impact on basic earnings per share was $0.30.

The resulting impact to the consolidated balance sheet of applying the new guidance in 2018 versus the prior guidance was a increase to short-term deferred commissions and total current assets of $1.8 million, an increase to long-term deferred commissions of $15.2 million, a decrease to other assets of $255 thousand, an increase in total assets of $16.7 million, a decrease to short-term deferred revenue, and total current liabilities of $122 thousand, an increase to other liabilities of $19 thousand, a decrease to total liabilities of $103 thousand, a decrease to accumulated deficit and increase to total stockholders’ equity of $16.8 million, and an increase to total liabilities and stockholders’ equity of $16.7 million.  There was no impact to total cash flow from operations of applying the new guidance in 2018 versus the prior guidance because the decrease in net loss of $11.3 million, increase in the change in deferred commission expense of $11.5 million and increase in the change in deferred revenue  of $208 thousand net to $0 within cash flows from operations.

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

Disaggregation of Revenue

The Company provides disaggregation of revenue based on geographic region (Note 14) and based on the subscription versus professional services and other classification on the consolidated statements of operations as it believes these best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Deferred Revenue and Deferred Commission Expense

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue.  Deferred revenue during the nine months ended September 30, 2018 increased by $23.5 million resulting from $392.5 million of additional invoicing and was offset by revenue recognized of $369.0 million during the same period. $83.2 million of revenue was recognized during the three month period ended September 30, 2018 that was included in deferred revenue at the beginning of the period. $128.4 million of revenue was recognized during the nine month period ended September 30, 2018 that was included in deferred revenue at the beginning of the period. As of September 30, 2018, approximately $89.4 million of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year.  The Company expects to recognize revenue on approximately 94% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

The incremental direct costs of obtaining a contract, which primarily consist of sales commissions paid for new subscription contracts, are deferred and amortized on a straight-line basis over a period of approximately two to three years.  The two to three-year period has been determined by taking into consideration the type of product sold, the commitment term of the customer contract, the nature of the Company’s technology development life-cycle, and an estimated customer relationship period.  Sales commissions for upgrade contracts are deferred and amortized on a straight-line basis over the remaining estimated customer relationship period of the related customer.  Deferred commission expense that will be recorded as expense during the succeeding 12-month period is recorded as current deferred commission expense, and the remaining portion is recorded as long-term deferred commission expense. Deferred commission expense during the three months ended September 30, 2018 increased by $5.4 million as a result of deferring incremental costs of obtaining a contract of $10.6 million and was offset by amortization of $5.2 million during the same period. Deferred commission expense during the nine months ended September 30, 2018 increased by $15.3 million as a result of deferring incremental costs of obtaining a contract of $29.5 million and was offset by amortization of $14.2 million during the same period.

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

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(18,663)	$(10,583)	$(52,336)	$(28,179)
Weighted-average common shares outstanding — basic	38,762	37,047	38,319	36,639
Dilutive effect of share equivalents resulting from stock options, RSUs, ESPP, common stock warrants and the Conversion Option of the 2022 Notes	—	—	—	—
Weighted-average common shares, outstanding — diluted	38,762	37,047	38,319	36,639
Net loss per share, basic and diluted	$(0.48)	$(0.29)	$(1.37)	$(0.77)

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

	As of September 30,
	2018	2017
	(in thousands)
Options to purchase common shares	1,905	2,398
RSUs	2,020	2,173
Conversion option of the 2022 Notes	1,311	—
Common stock warrants	664	—
ESPP	29	3

The Company expects to settle the principal amount of the 2022 Notes (Note 9) in cash, and therefore, the Company uses the treasury stock method for calculating any potential dilutive effect of the Conversion Option on diluted net income per share, if applicable. The Conversion Option will have a dilutive impact on net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of the 2022 Notes of $94.77 per share. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended September 30, 2018 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending December 31, 2018. As of  November 6, 2018, no holders have converted or indicated their intention to convert the 2022 Notes.

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$4,353	$—	$—	$4,353
Commercial paper	—	8,191	—	8,191
Corporate bonds	—	84,188	—	84,188
U.S. Treasury securities	—	386,021	—	386,021
Restricted cash:
Certificates of deposit	—	5,625	—	5,625
Total	$4,353	$484,025	$—	$488,378

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash equivalents and investments:
Money market funds	$12,845	$—	$—	$12,845
Commercial paper	—	5,867	—	5,867
Corporate bonds	—	81,668	—	81,668
U.S. government agency obligations	—	3,987	—	3,987
U.S. Treasury securities	—	356,535	—	356,535
Restricted cash:
Certificates of deposit	—	5,105	—	5,105
Total	$12,845	$453,162	$—	$466,007

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At September 30, 2018 and December 31, 2017, our Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.

As of September 30, 2018, the fair value of the 2022 Notes was $658.0 million.  The fair value was determined based on the quoted price of the 2022 Notes in an inactive market on the last trading day of the reporting period and has been classified as

Level 2 within the fair value hierarchy.

For certain other financial instruments, including accounts receivable, accounts payable, capital leases and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

Strategic investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the statement of operations. The Company holds $3.8 million of strategic investments without readily determinable fair values at September 30, 2018 and $3.5 million of strategic investments without readily determinable fair values at December 31, 2017. These investments are included in other assets on the consolidated balance sheets. There have been no adjustments to the carrying value of strategic investments resulting from impairments or observable price changes.

The following tables summarize the composition of our short- and long-term investments at September 30, 2018 and December 31, 2017.

	September 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$8,202	$—	$(11)	$8,191
Corporate bonds	84,472	—	(284)	$84,188
U.S. Treasury securities	386,325	—	(304)	386,021
Total	$478,999	$—	$(599)	$478,400

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$5,874	$—	$(7)	$5,867
Corporate bonds	81,947	—	(279)	81,668
U.S. government agency obligations	4,000	—	(13)	3,987
U.S. Treasury securities	356,671	8	(144)	356,535
Total	$448,492	$8	$(443)	$448,057

For all of our securities for which the amortized cost basis was greater than the fair value at September 30, 2018, the Company has concluded that there is no plan to sell the security nor is it more likely than not that the Company would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, the Company considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

Contractual Maturities

The contractual maturities of short-term and long-term investments held at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018		December 31, 2017
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
	(in thousands)		(in thousands)
Due within one year	$465,685	$465,166	$416,932	$416,663
Due after 1 year through 2 years	13,314	13,234	31,560	31,394
Total	$478,999	$478,400	$448,492	$448,057

5. Restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows for the nine months ended September 30, 2018 and 2017.

	September 30, 2018	September 30, 2017	December 31, 2017
	(in thousands)
Cash and cash equivalents	$96,122	$176,743	$87,680
Restricted cash	5,175	5,106	4,757
Restricted cash, included in other assets	450	—	347
Total cash, cash equivalents, and restricted cash	$101,747	$181,849	$92,784

Restricted cash is comprised of certificates of deposit related to landlord guarantees for our leased facilities. These restricted cash balances have been excluded from our cash and cash equivalents balance on our consolidated balance sheets.

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Computer equipment and purchased software	$7,336	$4,571
Employee computer equipment	7,685	4,260
Furniture and fixtures	12,703	11,083
Office equipment	2,537	2,620
Leasehold improvements	43,826	33,446
Equipment under capital lease	3,450	3,450
Internal-use software	4,784	2,892
Construction in progress	581	3,198
Total property and equipment	82,902	65,520
Less accumulated depreciation and amortization	(30,989)	(22,226)
Property and equipment, net	$51,913	$43,294

Depreciation and amortization expense on property and equipment was $3.2 million for the three months ended September 30, 2018, $9.3 million for the nine months ended September 30, 2018, $2.6 million for the three months ended September 30, 2017, and $6.7 million for the nine months ended September 30, 2017.

7. Capitalized Software Development Costs

Capitalized software development costs, exclusive of those recorded within property and equipment, consisted of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Gross capitalized software development costs	$43,320	$33,360
Accumulated amortization	(30,781)	(24,600)
Capitalized software development costs, net	$12,539	$8,760

Capitalized software development costs are amortized on a straight-line basis over their estimated useful life of two years.

The following table summarizes software development costs capitalized, stock-based compensation included in capitalized software development costs, and amortization of capitalized software development costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Software development costs capitalized	$3,439	$2,380	$9,960	$6,281
Stock-based compensation included in capitalized software development costs	$563	$414	$1,910	$1,237
Amortization of capitalized software development costs	$2,293	$1,545	$6,620	$4,391

8. Intangible Assets

Intangible assets as of September 30, 2018 and December 31, 2017 consist of the following:

	Weighted Average Remaining Useful Life	September 30, 2018	December 31, 2017
		(in thousands)
Acquired technology	23 Months	$7,252	$7,252
Acquired intellectual property	—	80	80
Accumulated amortization		(1,613)	(1,020)
Total		$5,719	$6,312

The estimated useful life of acquired technology and intellectual property is two to three years. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Amortization expense related to intangible assets was $494 thousand for the three months ended September 30, 2018, $594 thousand for the nine months ended September 30, 2018, $38 thousand for the three months ended September 30, 2017, and $54 thousand for the nine months ended September 30, 2017. Amortization expense of acquired technology is included in cost of subscription revenue in the consolidated statements of operations. Amortization expense of acquired intellectual property is included in sales and marketing expense in the consolidated statements of operations.

Estimated future amortization expense for intangible assets as of  September 30, 2018 is as follows:

Years ended December 31,	Amortization Expense
(in thousands)
2018	$800
2019	3,112
2020	1,807
Total	$5,719

9. 0.25% Convertible Senior Notes, Convertible Note Hedge and Warrant

In May 2017, the Company issued $350 million aggregate principal amount of 0.25% convertible senior notes due June 1, 2022 in a private offering and an additional $50 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the initial purchasers (the “2022 Notes”). The 2022 Notes are convertible at the option of the holders prior to the close of business on the business day immediately preceding February 1, 2022 under certain conditions or upon the occurrence of certain events. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended September 30, 2018 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending December 31, 2018. As of November 6,  2018, no holders have converted or indicated their intention to convert the 2022 Notes.

The net carrying amount of the liability component of the 2022 Notes is as follows:

	As of September 30, 2018	As of December 31, 2017
	(in thousands)
Principal	$400,000	$400,000
Unamortized debt discount	(80,444)	(94,498)
Unamortized issuance costs	(6,006)	(7,055)
Net carrying amount	$313,550	$298,447

Interest expense related to the 2022 Notes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Contractual interest expense	$250	$250	$750	$390
Amortization of debt discount	4,784	4,465	14,054	6,963
Amortization of issuance costs	357	334	1,049	519
Total interest expense	$5,391	$5,049	$15,853	$7,872

10. Commitments and Contingencies

Contractual Obligations

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through May 2031. Rent expense for non-cancellable operating leases with free rental periods or scheduled rent increases is recognized on a straight-line basis over the terms of the leases.

Future minimum payments under all operating lease agreements as of September 30, 2018 are as follows:

Operating
(in thousands)
2018	$5,554
2019	25,942
2020	33,179
2021	36,057
2022	35,464
Thereafter	219,485
Total	$355,681

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

11. Changes in Stockholders’ Equity

The following tables summarize the changes in stockholders’ equity for the three and nine months ended September 30, 2018 and 2017.

	Common Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances at December 31, 2017	37,503	$38	$496,461	$(57)	$(286,082)	$210,360
Issuance of common stock under stock plans, net of shares withheld for employee taxes	1,030	1	9,015	—	—	9,016
Stock-based compensation	—	—	37,067	—	—	37,067
Cumulative adjustment from adoption of revenue recognition standard	—	—	—	—	5,526	5,526
Cumulative translation adjustment	—	—	—	(422)	—	(422)
Unrealized loss on investments	—	—	—	(235)	—	(235)
Net loss	—	—	—		(33,673)	(33,673)
Balances at June 30, 2018	38,533	39	542,543	(714)	(314,229)	227,639
Issuance of common stock under stock plans, net of shares withheld for employee taxes	374	1	358	—	—	359
Stock-based compensation	—	—	20,133	—	—	20,133
Cumulative translation adjustment	—	—	—	(126)	—	(126)
Unrealized gain on investments	—	—	—	71	—	71
Net loss	—	—	—	—	(18,663)	(18,663)
Balances at September 30, 2018	38,907	$40	$563,034	$(769)	$(332,892)	$229,413

	Common Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances at December 31, 2016	35,784	$36	$365,444	$(864)	$(245,916)	$118,700
Issuance of common stock under stock plans, net of shares withheld for employee taxes	977	—	5,156	—	—	5,156
Stock-based compensation	—	—	23,132	—	—	23,132
Cumulative adjustment from adoption of stock compensation standard	—	—	452	—	(452)	—
Cumulative translation adjustment	—	—	—	564	—	564
Unrealized gain on investments, net of income taxes of $20	—	—	-	34	—	34
Equity component of 2022 Notes	—	—	73,713	—	—	73,713
Net loss	—	—	—	—	(17,596)	(17,596)
Balances at June 30, 2017	36,761	36	467,897	(266)	(263,964)	203,703
Issuance of common stock under stock plans, net of shares withheld for employee taxes	421	—	2,543	—	—	2,543
Stock-based compensation	—	—	12,524	—	—	12,524
Cumulative translation adjustment	—	—	—	319	—	319
Unrealized gain on investments, net of income taxes of $56	—	—	—	30	—	30
Net loss	—	—	—	—	(10,583)	(10,583)
Balances at September 30, 2017	37,182	$36	$482,964	$83	$(274,547)	$208,536

12. Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ equity, for the nine months ended September 30, 2018.

	Cumulative Translation Adjustment	Unrealized Loss on Investments	Total
	(in thousands)
Beginning balance at January 1, 2018	$379	$(436)	$(57)
Other comprehensive loss before reclassifications	(548)	(164)	(712)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Ending balance at September 30, 2018	$(169)	$(600)	$(769)

13. Stock-Based Compensation Expense

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Options	$1,257	$1,246	$3,850	$3,863
RSUs	17,583	10,521	49,624	29,680
Employee stock purchase plan	772	343	1,860	876
Total stock-based compensation expense	$19,612	$12,110	$55,334	$34,419

Effect of stock-based compensation expense on income by line item:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Cost of revenue, subscription	$391	$163	$985	$455
Cost of revenue, professional services and other	803	591	2,339	1,707
Research and development	5,990	3,110	16,866	9,013
Sales and marketing	7,898	5,015	22,327	13,889
General and administrative	4,530	3,231	12,817	9,355
Total stock-based compensation expense	$19,612	$12,110	$55,334	$34,419

Capitalized software development costs excluded from stock-based compensation expense is $563 thousand for the three months ended September 30, 2018, $1.9 million for the nine months ended September 30, 2018, $414 thousand for the three months ended September 30, 2017, and $1.2 million for the nine months ended September 30, 2017.

14. Segment Information and Geographic Data

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

Revenues by geographical region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Americas	$92,388	$72,930	$261,034	$205,556
Europe	30,382	19,092	83,763	49,041
Asia Pacific	9,056	5,704	24,161	14,474
Total	$131,826	$97,726	$368,958	$269,071
Percentage of revenues generated outside of the Americas	30%	25%	29%	24%

Revenue derived from customers outside the United States (international) was approximately 38% of total revenue in the three months ended September 30, 2018 and 37% of total revenue in the nine months ended September 30, 2018. Revenue derived from customers outside the United States (international) was approximately 33% of total revenue in the three months ended September 30, 2017 and 32% of total revenue in the nine months ended September 30, 2017.

Total long-lived assets by geographical region:

	As of September 30, 2018	As of December 31, 2017
Americas	$33,526	$29,764
Europe	14,652	11,257
Asia Pacific	3,735	2,273
Total long-lived assets	$51,913	$43,294
Percentage of long-lived assets held outside of the Americas	35%	31%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

While our Software Platform can scale to the enterprise, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving them. We efficiently reach these businesses at scale through our proven inbound go-to-market approach and our marketing agency and sales partners, which we refer to as Partners. Our Software Platform is particularly suited to serving the needs of mid-market business-to-business companies. These mid-market businesses seek an integrated, easy to implement and easy to use solution to reach customers and compete with organizations that have larger marketing, sales and customer service budgets. As of September 30, 2018, we had 52,505 total customers of varying sizes in more than 100 countries, representing almost every industry.

We derive most of our revenue from subscriptions to our cloud-based software platform and related professional services, which consist of customer on-boarding and training services. Subscription revenue accounted for 95% of our total revenue in the three and nine months ended September 30, 2018 and 95% of our total revenue in the three and nine months ended September 30, 2017. We sell multiple product plans at different base prices on a subscription basis, each of which includes our core Software Platform and integrated applications to meet the needs of the various customers we serve. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We generate additional revenue based on the purchase of additional subscriptions, purchase of additional products, purchases of our add-on products and the number of account users, subdomains and website visits. Most of our customers’ subscriptions are one year or less in duration.

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

Many of our customers purchase on-boarding and training services which are designed to help customers enhance their ability to attract, engage and delight their customers using our platform. Professional services and other revenue accounted for 5% of our total revenue in the three and nine months ended September 30, 2018 and 5% of our total revenue in the three and nine months ended September 30, 2017. We expect professional services and other margins to range from a moderate loss to breakeven for the foreseeable future.

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

Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Subscription	$125,478	$93,164	$350,646	$255,030
Professional services and other	6,348	4,562	18,312	14,041
Total revenue	131,826	97,726	368,958	269,071
Cost of revenues:
Subscription	17,777	12,933	49,976	36,834
Professional services and other	7,988	6,077	23,017	17,839
Total cost of revenues	25,765	19,010	72,993	54,673
Gross profit	106,061	78,716	295,965	214,398
Operating expenses:
Research and development	30,761	18,828	85,598	48,087
Sales and marketing	71,293	57,904	196,484	155,284
General and administrative	19,057	14,110	54,309	41,730
Total operating expenses	121,111	90,842	336,391	245,101
Loss from operations	(15,050)	(12,126)	(40,426)	(30,703)
Other expense:
Interest income	2,416	1,274	6,332	2,311
Interest expense	(5,393)	(5,063)	(15,893)	(7,947)
Other expense	(277)	(26)	(1,087)	(251)
Total other expense	(3,254)	(3,815)	(10,648)	(5,887)
Loss before income tax (expense) benefit	(18,304)	(15,941)	(51,074)	(36,590)
Income tax (expense) benefit	(359)	5,358	(1,262)	8,411
Net loss	$(18,663)	$(10,583)	$(52,336)	$(28,179)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Subscription	95%	95%	95%	95%
Professional services and other	5	5	5	5
Total revenue	100	100	100	100
Cost of revenue:
Subscription	13	13	14	14
Professional services and other	6	6	6	7
Total cost of revenue	20	19	20	20
Gross profit	80	81	80	80
Operating expenses:
Research and development	23	19	23	18
Sales and marketing	54	59	53	58
General and administrative	14	14	15	16
Total operating expenses	92	93	91	91
Loss from operations	(11)	(12)	(11)	(11)
Total other expense	(2)	(4)	(3)	(2)
Loss before income tax (expense) benefit	(14)	(16)	(14)	(14)
Income tax (expense) benefit	—	5	—	3
Net loss	(14)%	(11)%	(14)%	(10)%

Percentages are based on actual values. Totals may not sum due to rounding.

Three Months and Nine Months Ended September 30, 2018 Compared to the Three and Nine Months Ended September 30, 2017

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Revenues:
Subscription	$125,478	$93,164	$32,314	35%	$350,646	$255,030	$95,616	37%
Professional services and other	6,348	4,562	1,786	39%	18,312	14,041	4,271	30%
Total revenue	$131,826	$97,726	$34,100	35%	$368,958	$269,071	$99,887	37%

Three month change

Subscription revenue increased during the three months ended September 30, 2018 compared to the same period in 2017 primarily due to the increase in Total Customers, which grew from 37,450 as of September 30, 2017 to 52,505 as of September 30, 2018.  Total Average Subscription Revenue per Customer decreased from $10,332 for the three months ended September 30, 2017 to $9,959 for the three months ended September 30, 2018. The growth in Total Customers was primarily driven by our increased sales representative capacity to meet market demand as well as the “freemium” model attracting customers who self-purchase our lower cost products. The decrease in average subscription revenue per customer was driven primarily by our continued adoption of our “freemium” model which allows us to add new customers through our lower cost products.

The 39% increase in professional services and other revenue resulted primarily as a result of the increase in Total Customers and from the delivery of on-boarding and training services for the additional subscriptions sold.

Nine month change

Subscription revenue increased during the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to the increase in Total Customers, which grew from 37,450 as of September 30, 2017 to 52,505 as of September 30, 2018.  Total Average Subscription Revenue per Customer decreased from $10,309 for the nine months ended September 30, 2017 to $9,913 for the nine months ended September 30, 2018. The growth in Total Customers was primarily driven by our increased sales representative capacity to meet market demand as well as the “freemium” model attracting customers who self-purchase our lower cost products. The decrease in average subscription revenue per customer was driven primarily by our continued adoption of our “freemium” model which allows us to add new customers through our lower cost products.

The 30% increase in professional services and other revenue resulted primarily as a result of the increase in Total Customers and from the delivery of on-boarding and training services for the additional subscriptions sold.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Total cost of revenue	$25,765	$19,010	$6,755	36%	$72,993	$54,673	$18,320	34%
Gross profit	$106,061	$78,716	$27,345	35%	$295,965	$214,398	$81,567	38%
Gross margin percentage	80%	81%			80%	80%

Total cost of revenue for the three and nine months ended September 30, 2018 increased compared to the same period in 2017 primarily due to an increase in subscription and hosting costs, employee-related costs, amortization of developed technology, amortization of acquired technology, and allocated overhead expenses. The increase in gross margin was primarily driven by improved leverage of our hosting costs relative to growth in subscription revenue.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Subscription cost of revenue	$17,777	$12,933	$4,844	37%	$49,976	$36,834	$13,142	36%
Percentage of subscription revenue	14%	14%			14%	14%

The increase in subscription cost of revenue for the three and nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Subscription and hosting costs	$1,795	$5,522
Employee-related costs	1,574	4,350
Amortization of capitalized software development costs	856	2,205
Amortization of acquired technology	456	556
Allocated overhead expenses	163	509
	$4,844	$13,142

Three month change

Subscription and hosting costs increased due to growth in our total customer base, from 37,450 as of September 30, 2017 to 52,505 as of  September 30, 2018. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products and increased functionality. Amortization of acquired technology increased due to acquired technology being placed into service during the three months ended September 30, 2018. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount.

Nine month change

Subscription and hosting costs increased due to growth in our total customer base, from 37,450 as of September 30, 2017 to 52,505 as of  September 30, 2018. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products and increased functionality. Amortization of acquired technology increased due to acquired technology being placed into service during the nine months ended September 30, 2018. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Professional services and other cost of revenue	$7,988	$6,077	$1,911	31%	$23,017	$17,839	$5,178	29%
Percentage of professional services and other revenue	126%	133%			126%	127%

The increase in professional services and other cost of revenue for the three and nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Employee-related costs	$1,578	$4,204
Allocated overhead expenses	333	974
	$1,911	$5,178

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

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Research and development	$30,761	$18,828	$11,933	63%	$85,598	$48,087	$37,511	78%
Percentage of total revenue	23%	19%			23%	18%

The increase in research and development expense for the three and nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Employee-related costs	$11,306	$34,494
Allocated overhead expenses	627	3,017
	$11,933	$37,511

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

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Sales and marketing	$71,293	$57,904	$13,389	23%	$196,484	$155,284	$41,200	27%
Percentage of total revenue	54%	59%			53%	58%

The increase in sales and marketing expense for the three and nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Employee-related costs	$10,264	$29,043
Partner commissions	2,642	7,499
Marketing programs	-	1,691
Allocated overhead expenses	483	2,967
	$13,389	$41,200

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

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
General and administrative	$19,057	$14,110	$4,947	35%	$54,309	$41,730	$12,579	30%
Percentage of total revenue	14%	14%			15%	16%

The increase in general and administrative expense for the three and nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to the following:

	Change
	Three Months	Nine Months

Employee-related costs	$3,502	$9,152
Allocated overhead expenses	867	2,010
Customer credit card fees	578	1,417
	$4,947	$12,579

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

Other expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Interest income	$2,416	$1,274	$1,142	90%	$6,332	$2,311	$4,021	174%
Percentage of total revenue	2%	1%			2%	1%
Interest expense	$(5,393)	$(5,063)	$(330)	7%	$(15,893)	$(7,947)	$(7,946)	100%
Percentage of total revenue	(4)%	(5)%			(4)%	(3)%
Other expense	$(277)	$(26)	$(251)	965%	$(1,087)	$(251)	$(836)	333%
Percentage of total revenue	*	*			*	*
*	not meaningful

Interest income primarily consists of interest earned on invested cash and cash equivalents balances and investments. The increase during the three months ended September 30, 2018 is primarily due to increased yields on our investment balances.  The increase during the nine months ended September 30, 2018 is primarily due to the increase in the amount of investment holdings from the proceeds received from the 2022 Notes and an increase in yields on our investment balances.

Interest expense primarily consists of amortization of the debt discount and issuance costs related to the 2022 Notes that is recorded as interest expense, contractual interest expense on the 2022 Notes, and interest on capital leases. The increase during the three months ended September 30, 2018 was primarily due to the use of the effective-interest method to amortize the debt discount and issuance costs related to the 2022 Notes.  The increase during the nine months ended September 30, 2018 was primarily due to the fact that the 2022 Notes were issued during the second quarter of 2017, and the use the effective-interest method to amortize the debt discount and issuance costs related to the 2022 Notes.

Other expense primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities. The increases were primarily due to exchange rate fluctuations.

Income tax expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Income tax (expense) benefit	$(359)	$5,358	$(5,717)	107%	$(1,262)	$8,411	$(9,673)	115%
Effective tax rate	2%	(34)%			2%	(23)%

Income tax expense consists of current and deferred taxes for U.S. and foreign income. The increase in income tax expense for the three and nine month periods ended September 30, 2018 compared to the same periods in 2017 was primarily due to the deferred tax benefit from the issuance of the 2022 Notes and the acquisition of a business in 2017.

Liquidity and Capital Resources

Our principal sources of liquidity to date have been cash and cash equivalents, net accounts receivable, our common stock offerings, and our convertible notes offering.

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents provided by operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash and cash equivalents	$96,122	$176,743
Working capital	455,172	410,392
Net cash and cash equivalents provided by operating activities	51,740	35,620
Net cash and cash equivalents used in investing activities	(51,702)	(296,773)
Net cash and cash equivalents provided by financing activities	10,244	375,661

Our cash and cash equivalents at September 30, 2018 were held for working capital purposes. We believe our working capital is sufficient to support our operations for at least the next 12 months. At September 30, 2018, $35.4 million of our cash and cash equivalents was held in accounts outside the United States. At December 31, 2017, undistributed foreign earnings of approximately $6.9 million have been taxed due to a one-time transition tax on previously undistributed foreign earnings.  For any future foreign earnings, we will generally be free of additional U.S. federal tax consequences due to a dividends received deduction implemented as part of the move to a territorial tax system for foreign subsidiary earnings. Additionally, our current plans do not demonstrate a need to repatriate undistributed earnings to fund our U.S. operations.

Net Cash and Cash Equivalents Provided by Operating Activities

Net cash and cash equivalents provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash and cash equivalents provided by operating activities during the nine months ended September 30, 2018 primarily reflected our net loss of $52.3 million and accretion of bond discount premium of $4.5 million offset by non-cash expenses that included $16.5 million of depreciation and amortization, $55.3  million in stock-based compensation, $2.0 million of non-cash rent expense and $15.1 million of amortization of debt discount and issuance costs. Working capital sources of cash and cash equivalents included an $25.7 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, $4.0 million increase in deferred rent related to tenant improvement allowance received, a $3.8 million increase in accrued expenses, a $4.3 million increase in accounts payable related to timing of bill payments, and a $0.8 million decrease in prepaid expenses and other assets. These sources of cash and cash equivalents were offset by a $15.9 million increase in deferred commissions and a $3.3 million increase in accounts receivable related to increased billings.

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

Net Cash and Cash Equivalents Used in Investing Activities

Our investing activities have consisted primarily of purchases and maturities of investments, property and equipment purchases, an acquisition of a business and purchase of technology, strategic investments, and capitalization of software development costs. Capitalized software development costs are related to new products or improvements to our existing software platform that expands the functionality for our customers.

Net cash and cash equivalents used in investing activities during the nine months ended September 30, 2018 consisted primarily of $524.8 million purchases of investments, $16.7 million of purchased property and equipment, $8.7 million of capitalized software development costs, and $0.3 million related to the purchase of strategic investments. These uses of cash were offset by $498.9 million received related to the maturity of investments.

Net cash and cash equivalents used in investing activities during the nine months ended September 30, 2017 consisted primarily of $572.6 million purchases of investments, $15.1 million of purchased property and equipment, $5.3 million of capitalized software development costs, $9.4 million for the acquisition of a business and purchase of technology, and $2.8 million related to the purchase of strategic investments. These uses of cash were offset by $313.1 million received related to the maturity of investments.

Net Cash and Cash Equivalents Provided by Financing Activities

Our financing activities have consisted primarily of our stock offerings, the various components of our 2022 Notes offering, the issuance of common stock under our stock plans, payments of employee taxes related to the net share settlement of stock-based awards, and repayments of our capital lease obligations.

For the nine months ended September 30, 2018, cash provided by financing activities consisted primarily of $16.8 million of proceeds related to issuance of common stock under stock plans. This source of cash was offset by $5.9 million used for payment of employee taxes related to the net share settlement of stock-based awards and $0.6 million used for repayments of capital lease obligations.

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

2022 Notes

The circumstances required to allow the holders to convert the 2022 Notes were met during the quarter ended September 30, 2018. As a result, holders may convert their 2022 Notes, in whole or in part, between October 1, 2018 and December 31, 2018. The circumstances required to allow the holders to convert the 2022 Notes were also met during the quarter ended June 30, 2018 which allowed holders to convert their 2022 Notes, in whole or in part, between July 1, 2018 and September 30, 2018. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. As of November 6, 2018, no holders have converted or indicated their intention to convert the 2022 Notes.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30,  2018 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 except those disclosed below.

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

Contractual Obligations and Commitments

As of September 30, 2018, there were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K filed with the SEC on February 13, 2018, other than those appearing in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Recent Accounting Pronouncements in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2018, we had no material off-balance sheet arrangements, exclusive of operating leases and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Euro, British Pound Sterling, Australian dollar, Singaporean dollar, Japanese Yen, and Colombian Peso. Since we translate foreign currencies into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results.

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

The table below provides a sensitivity analysis of hypothetical 10% changes of our stock price as of September 30, 2018 and the estimated impact on the fair value of the 2022 Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such event may have on the fair value of the 2022 Notes.

Hypothetical change in HubSpot stock price	Fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$715,440	$57,488	8.7%
No change	$657,952	$—	$—
10% decrease	$597,360	$(60,592)	-9.2%

Item 4.	Controls and Procedures

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

We generated net losses of $52.3 million and $28.2 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $332.9 million. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to grow our marketing, sales and customer service operations, develop and enhance our inbound platform, scale our data center infrastructure and services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

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

Our head count and operations have grown substantially. For example, we had 2,594 full-time employees as of September 30, 2018, as compared with 2,081 as of December 31, 2017 and we have opened 6 international offices since 2013. We also plan to open additional international offices in the future. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. We have opened 6 international offices since 2013. We also plan to open additional offices in the future. These international offices focus primarily on sales, professional services and support. We also have a development team in Dublin, Ireland. Our current international operations and future initiatives will involve a variety of risks, including:

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

•	difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems and regulatory systems;
•	currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we chose to do so in the future;
•	global economic uncertainty caused by global political events, including the United Kingdom's 2016 vote in favor of existing the European Union, or "Brexit", and similar geopolitical developments;
•	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;
•	limited or insufficient intellectual property protection;
•	political instability or terrorist activities;
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

In the event the conditional conversion feature of the 2022 Notes is triggered, holders of 2022 Notes will be entitled to convert the 2022 Notes at any time during specified periods at their option. Because the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended September 30, 2018 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending December 31, 2018. As of November 6,  2018, no holders have converted or indicated their intention to convert the 2022 Notes. Whether the 2022 Notes will be convertible following such calendar quarter will depend on the continued satisfaction of this condition or another conversion condition in the future. If one or more holders elect to convert their 2022 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2022 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2022 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

We face exposure to movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. As we have expanded our international operations our exposure exchange rate fluctuations has increased, in particular with respect to the Euro, British Pound Sterling, Australian Dollar, Singapore Dollar, Japanese Yen and Colombian Peso. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when re-measured, may differ materially from expectations. In addition, our operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. Furthermore, global political events, including Brexit and similar geopolitical developments and fluctuating commodity prices, have caused global economic uncertainty, which could amplify the volatility of currency fluctuations. Such volatility, even when it increases our revenues or decreases our expenses, impacts our ability to predict our future results and earnings accurately. Although we may apply certain strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications. Additionally, as we anticipate growing our business further outside of the United States, the effects of movements in currency exchange rates will increase as our transaction volume outside of the United States increases.

Risks Related to Our Common Stock

Our stock price may be volatile and you may be unable to sell your shares at or above the price you purchased them.

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share, our stock price has ranged from $25.79 to $162.20, through September 30, 2018. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

November 7, 2018