Form 10-K
period 2018-12-31
HUBSPOT INC
filed 2019-02-12
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-36680

HubSpot, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2632791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 First Street

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

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES   ☐     NO   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒     NO   ☐

Indicate by check mark whether the registrant has submitted every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES   ☒     NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on June 30, 2018, as reported by the New York Stock Exchange on such date was approximately $4,536,600,064. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

On February 11, 2019, the registrant had 39,613,020 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

PART 1

ITEM I. BUSINESS

Overview

We provide a cloud-based marketing, sales, and customer service software platform, which we refer to in this document as our Growth Platform, that enables businesses to grow better. At HubSpot, we’re committed to helping our customers grow better, which means helping them grow without compromise, always solving for the customer, and creating a better experience for customers and company alike. To that end, our Growth Platform, comprised of Marketing Hub, Sales Hub, Service Hub, and a free customer relationship management, or CRM system, features integrated applications and tools that enable businesses to create a relevant and cohesive customer experience throughout the customer lifecycle.

We focus on selling to mid-market business-to-business, or B2B, companies, which we define as companies that have between 2 and 2,000 employees.  We sell our Growth Platform on a subscription basis.  In 2018, our total revenue was $513.0 million, and we incurred net losses of $63.8 million.  As of December 31, 2018, we had 2,638 full-time employees and 56,628 total customers of varying sizes in more than 100 countries.

Our company was formed as a limited liability company in Delaware on April 4, 2005. We converted to a Delaware corporation on June 7, 2007. Our principal executive offices are located at 25 First Street, Cambridge, Massachusetts, and our main telephone number is 888-482-7768.  Our website address is https://www.hubspot.com. Information contained on or that can be accessed through our website does not constitute part of this Annual Report on Form 10-K, and inclusions of our website address in this Annual Report on Form 10-K are inactive textual references only.

The HubSpot Approach

We provide our Growth Platform to enable businesses to attract, engage, and delight customers throughout the customer lifecycle. Our Growth Platform features a central database of lead and customer interactions and integrated applications to help businesses attract visitors to their websites, convert visitors into leads, close leads into customers, and delight customers so they become promoters of those businesses.

Designed to Help Companies Grow Better. Our Growth Platform was architected from the ground up to enable businesses to transform their marketing, sales, and services playbook to meet the demands of today’s customers.  Our Growth Platform includes integrated applications and tools that help businesses efficiently attract more customers through search engine optimization, social media, blogging, marketing automation, and other useful content.  In addition, our Growth Platform is designed to help businesses personalize and optimize interactions with their customers through website content management, messaging, chatbots, landing pages, ticketing, knowledge base and emails.

Ease of Use of an Expansible Platform. We provide a set of integrated applications on a common platform, which offers businesses ease of use and simplicity. Our Growth Platform has one login, one user interface, one inbound database, and one team for support. Our Growth Platform is designed to be used by people without technical training, does not require an expert or technical system administrator, and was built to make it easy to get started. In addition to being a comprehensive suite itself, our Growth Platform seamlessly integrates with hundreds of external applications, making it easy to extend the functionality of our Growth Platform and customize it for any business.

Power of a Unified Customer View. At the core of our Growth Platform is a single CRM database for each business that captures its lead and customer activity throughout the customer lifecycle. Our Growth Platform creates a unified timeline incorporating all the interactions with a particular customer. With our Conversations tool, our Growth Platform also centralizes all conversations in  a universal inbox that gives sales, marketing, and customer service teams one place to view, manage, and reply to all conversations — regardless of the messaging channel they came from.

Scalability. Our Growth Platform was designed and built to serve a large number of customers and with demanding use cases. Our Growth Platform currently processes billions of data points each week, and we use leading global cloud infrastructure providers and our own automation technology to dynamically allocate capacity to handle processing workloads of all sizes. We have built our Growth Platform on modern technologies, including HBase, Kafka, and Elastic Search, which we believe are more scalable than traditional database technologies. Our scalability gives us flexibility for future growth and enables us to service a large variety of businesses of different sizes across different industries.

Extendable and Open Architecture. Our Growth Platform features a variety of open APIs that allows easy integration of our platform with other applications. We enable our customers to connect our platform to their other applications, such as ecommerce, event management and videoconferencing applications. By connecting third-party applications, our customers can leverage our centralized inbound database to perform additional functions and analysis.

Our Competitive Strengths

We believe that our market leadership position is based on the following key strengths:

Leading Platform. We have designed and built a world-class Growth Platform. We believe our customers choose our Growth Platform over others because of its powerful, integrated, and easy-to-use applications.

Market Leadership and Strong Brand. We are a recognized thought leader in the cloud-based marketing, sales, and customer service software industry with a leading brand. Our founders, Brian Halligan and Dharmesh Shah, wrote the best-selling marketing book Inbound Marketing: Get Found Using Google, Social Media and Blogs. An inbound marketing, sales, and service experience attracts, engages, and delights customers by being more relevant, more helpful, more personalized, and less interruptive than traditional marketing and sales tactics. Our INBOUND conference is one of the largest inbound industry conference events with registered attendance increasing from 1,100 in 2011 to over 24,000 in 2018.

Large and Growing Partner Program.  Thousands of agencies and consultants worldwide, which we refer to as our Partners, promote our brand and offer our Growth Platform to their clients. Partners and customers referred to us by our Partners represented approximately 36% of our Total Customers, as defined in our Key Business Metrics in Item 7, as of December 31, 2018, and approximately 40% of our revenue for the year ended December 31, 2018. These Partners help us to promote the vision of the inbound experience, efficiently reach new mid-market businesses at scale, and provide our mutual customers with more diverse and higher-touch services.

Mid-Market Focus. We believe we have significant competitive advantages reaching mid-market businesses and efficiently reach this market at scale as a result of our inbound methodology, freemium pricing strategy, and our Partner channel. Through our freemium products, our customers are able to receive value from HubSpot before converting to a paid product or engaging with sales.

Powerful Network Effects. We have built a large and growing ecosystem around our Growth Platform and company.  Thousands of our customers integrate third-party applications with our Growth Platform.  We believe this ecosystem drives more businesses and professionals to embrace the inbound playbook. As our engaged audience grows, more Partners collaborate with us, more third-party developers integrate their applications with our Growth Platform, and more professionals complete our certification programs, all of which help to drive more businesses to adopt our Growth Platform.

Our Growth Strategy

The key elements to our growth strategy are:

Grow Our Customer Base. The market for our Growth Platform is large and underserved. Mid-market businesses are particularly underserved by existing point application vendors and often lack sufficient resources to implement complex solutions. Our all-in-one Growth Platform allows mid-market businesses to efficiently adopt and execute an effective inbound marketing, sales, and customer service strategy to help them expand and grow. We will continue to leverage our inbound go-to-market approach, freemium pricing strategy and our network of Partners to keep growing our business.

Increase Revenue from Existing Customers. With 56,628 Total Customers in more than 100 countries spanning many industries, we believe we have a significant opportunity to increase revenue from our existing customers. We plan to increase revenue from our existing customers by expanding their use of our Growth Platform by upselling additional offerings and features, adding additional users,  and cross-selling our marketing, sales, and service products to existing customers through touchless or low touch in-product purchases. Our scalable pricing model allows us to capture more spend as our customers grow, increase the number of their customers and prospects managed on our Growth Platform, and offer additional functionality available from our higher price tiers and add-ons, providing us with a substantial opportunity to increase the lifetime value of our customer relationships.

Keep Expanding Internationally. There is a significant opportunity for our Growth Platform outside of the United States. As of December 31, 2018, approximately 43% of our Total Customers were located outside of the United States and these customers generated approximately 37% of our total revenue for the year ended December 31, 2018. We sell to those international customers from our U.S., European, Asia Pacific, and South American based operations. We intend to grow our presence in international markets through additional investments in local sales, marketing and professional service capabilities, as well as by leveraging our Partner network. We have opened six international offices and plan to open additional international offices. We already have significant website traffic from regions outside the United States, and we believe that markets outside the United States represent a significant growth opportunity.

Continue to Innovate and Expand Our Growth Platform. Mid-market businesses are increasingly realizing the value of having an integrated marketing, sales, and customer service platform. We believe we are well positioned to capitalize on this opportunity by introducing new products and applications to extend the functionality of our Growth Platform. For example, in 2018 we announced the availability of new Sales Hub Enterprise and Service Hub offerings, as well as numerous updates to our Marketing Hub Starter and Marketing Hub Enterprise products.

Selectively Pursue Acquisitions. We plan to selectively pursue acquisitions of complementary businesses, technologies and teams that would allow us to add new features and functionalities to our platform and accelerate the pace of our innovation.

Our Growth Platform

Our Growth Platform, comprised of Marketing Hub, Sales Hub, Service Hub, and a free CRM, features integrated applications and tools that enable companies to create a cohesive and adaptable customer experience.  Each Hub can be used standalone or in conjunction with the other Hubs. Our Hubs are available in both free and paid tiers (i.e., Starter, Professional and Enterprise) with gradually increasing levels of functionality that support the needs of our customers as they see success with our tools and their businesses grow.

HubSpot CRM

The core of our Growth Platform, the HubSpot CRM, is a single database of lead and customer information that allows businesses to track their interactions with contacts and customers, manage their sales activities, and report on their pipeline and sales.  This allows a complete view of lead and customer interactions across all of our integrated applications, giving our Growth Platform substantial power. This integration makes it possible to personalize every aspect of the customer interaction across web content, social media engagement, and email messages across devices, including mobile. The integrated applications on our Growth Platform have a common user interface, are accessed through a single login, and are based on our CRM database.  HubSpot CRM is a free product that can be used standalone, or with any combination of Marketing Hub, Sales Hub, and/or Service Hub.

Marketing Hub

Marketing Hub is an all-in-one toolset for marketers to attract, engage, and nurture new leads towards sales readiness over the entire customer lifecycle. Marketing Hub is available in both free and paid tiers, and can be used standalone, with HubSpot CRM, and/or any version of Sales Hub or Service Hub. Features include: marketing automation and email, social media, search engine optimization (SEO), CRM Sync, and reporting and analytics.

Sales Hub

We designed Sales Hub to enhance the productivity and effectiveness of sales teams. Businesses can empower their teams with tools that deliver a personalized experience for prospects with less work for sales representatives. Sales Hub is available in both free and paid tiers, and can be used with HubSpot CRM, a third party CRM system, and/or any version of Marketing Hub or Service Hub.  Features include: email templates and tracking, conversations and live chat, meeting and call scheduling, lead and website visit alerts, sales automation, and lead scoring.

Service Hub

Service Hub is our customer service software that is designed to help businesses manage and connect with customers. Service Hub is available in free and paid tiers, and can be used standalone, with HubSpot CRM Free, and/or any version of Marketing Hub or Sales Hub. Features include: conversations and live chat functionality, conversational bots, tickets and help desk, automation and routing, knowledge base, team emails, feedback and reporting tools, and customer goals.

HubSpot CMS

HubSpot CMS combines the power of content relationship management and a content management system into one integrated platform.  Our content tools enable businesses to create new and edit existing web content while also personalizing their websites for different visitors and optimizing their websites to convert more visitors into leads and customers.  HubSpot CMS can be purchased as a standalone product and/or with any version of Marketing Hub, Sales Hub, or Service Hub. Features include: website pages, business blogging, smart content, landing pages and forms, SEO tools, forms and lead flow, web analytics reporting, calls-to-action, and file manager.

Platform Partners

Businesses that use software outside of HubSpot can leverage our ecosystem of certified third-party integrations. We make it easy to find and install new or existing software solutions that complement our Growth Platform.  Over 200 certified integrations are available for our users, across a wide range of categories, including integrations with leading social media, email, sales, video, analytics, content and webinar tools.

Our Services

We complement our product offerings with professional services and support. The majority of our services and support is offered over the phone and via web meeting technology rather than in-person, which is a more efficient business model for us and more cost-effective for our customers.

Professional Services. We offer professional services to educate and train customers on how to leverage our Growth Platform and inbound methodology to transform how their business attracts, engages and delights customers. Depending on which product plan and professional services a customer buys, they receive one-on-one training and advice from one of our implementation specialists by phone and web meeting and can purchase additional group training and education in online or in-person classes. Our professional services are also available to customers who need additional assistance on a one-time or ongoing basis for an additional fee.

Support. In addition to assistance provided by our online articles and customer discussion forums, we offer phone and/or email and chat based support, which is included in the cost of a subscription for our Marketing, Sales, and Service Hub products. Phone support is available starting at the Professional product level for each Hub. We strive to maintain an exceptional quality of customer service. We continuously monitor key customer service metrics such as phone hold time, ticket response time and ticket resolution rates, and we monitor the customer satisfaction of our customer support interactions. We believe our customer support is an important reason why businesses choose our Growth Platform and recommend it to their colleagues.

Our Total Customers

As of December 31, 2018, we had 56,628 Total Customers in more than 100 countries, representing many industries. No single customer represented more than one percent of our revenue in 2018, 2017 or 2016.

Our Technology

Our 56,628 Total Customers have chosen us as their marketing, sales, or customer service platform, which we architected and built to be secure, highly distributed and highly scalable. Since our founding, we have embraced rapid, iterative product development lifecycles, cloud automation and open-source technologies, including big data platforms, to power marketing, sales and service programs and provide insights not previously possible or available.

Our Growth Platform is a multi-tenant, single code-based, globally available software-as-a-service delivered through web browsers or mobile applications. Our commitment to a highly available, reliable, and scalable platform for businesses of all sizes is accomplished through the use of these technologies.

Modern Database Architecture. We process billions of data points weekly across various channels, including social media, email, SEO and website visits, and continue to drive nearly real-time analytics across these channels. This is possible because we built our database from the ground up using distributed big data technologies such as HBase, Kafka, and Elastic Search to both process and analyze the large amounts of data we collect in our inbound database. Using modern database technologies, we can provide actionable insights across disparate data-sets in a manner not easily achievable or cost effective, at scale or efficiently, with traditional databases or platform architectures.

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

Cost leverage. Because our Growth Platform was built on an almost exclusive footprint of open-source software and designed to operate in cloud-based data-centers, we have benefited from large-scale price reductions by these cloud computing service providers as they continue to innovate and compete for market share. As our processing volume continues to grow, we continue to receive larger volume discounts on a per-unit basis for costs such as storage, bandwidth and computing capacity. We also believe that our extensive use of open-source software will provide additional leverage as we scale our Growth Platform and infrastructure.

Scalability. By leveraging leading cloud infrastructure providers along with our automated technology stack, we are able to scale workloads of varying sizes at any time. This allows us to handle customers of all sizes and demands without traditional operational limitations such as network bandwidth, computing cycles, or storage capacity as we can scale our platform on-demand.

Reliability. Customer data is distributed and processed across multiple data centers within a region to provide redundancy. We built our Growth Platform on a distributed computing architecture with no single points of failure and we operate across data-center boundaries daily. In addition to data-center level redundancy, this architecture supports multiple live copies of each data set along with snapshot capabilities for faster, point-in-time data recovery instead of traditional backup and restore methodologies.

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

Inbound Marketing. Our marketing team focuses on inbound marketing and attracts new leads per month through our industry-leading blog and other content, free tools, large social media following, high search engine rankings and personalized website and email content. In addition, we are generating leads for new and add-on product purchases through content and offers delivered through our Growth Platform to existing customers.

Inbound Direct Sales. Our sales representatives are based in our offices in Cambridge, Massachusetts, Dublin, Ireland, Sydney, Australia, Singapore, Tokyo, Japan,  Berlin, Germany, and Bogota, Columbia, and use phone, email, and web meetings to interact with prospects and customers. The majority of revenue generated by our sales representatives originates with inbound leads produced by our marketing efforts. In addition, through our recently launched freemium products and in-product cross-sell offerings, we are starting to close new business with little or no interaction by our sales representatives.

Inbound Channel Sales. In addition to our direct sales team, we have sales representatives that manage relationships with our worldwide network of Partners who both use our platform for their own businesses and also, on a commissioned basis, refer customers to us. These Partners collaborate with us not only to leverage our software platform and educational resources, but also to build their own business by offering new services and shifting their revenue mix to include more retainer-based business with a recurring revenue stream.

Culture and Employees

Transforming the business world to embrace the inbound experience requires a truly remarkable team. From the very beginning, our company was founded on a fundamental belief in radical transparency, individual autonomy, and enlightened empathy.

We are passionate about creating an inclusive company culture where employees can do their best work. Our Culture Code shares our core values and beliefs, including HEART (Humility, Empathy, Adaptability, Remark-ability, and Transparency), an acronym we use to describe what we believe makes a great employee. By recruiting people with HEART, investing in their personal and professional growth, and making inclusive culture a business priority, we've been named a great place to work globally in 2018. This past year, HubSpot was named a Best Place to Work by Glassdoor, one of Boston Business Journal's Best Places to Work 2018, a Best Workplace for Women by Fortune, and a Best Workplace for Parents by Fortune. We were also honored in a number of categories by Comparably's workplace awards in 2018, including Best CEOs, Best Companies for Women, Best Companies for Diversity, Best Overall Company Culture, and the #1 Company for Employee Happiness.

As of December 31, 2018, we had 2,638 full-time employees, including 808 full-time employees located outside the United States. Although we have statutory employee representation obligations in certain countries, our U.S. employees are not represented by a labor union.  We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

We face intense competition from other software companies that develop marketing, sales and service software and from marketing services companies that provide interactive marketing services. Our competitors offer various point applications that provide certain functions and features that we provide, including:

•	cloud-based marketing automation providers;
•	email marketing software vendors;
•	sales force automation and CRM software vendors
•	customer service platform vendors; and
•	large-scale enterprise suites.

In addition, instead of using our Growth Platform, some prospective customers may elect to combine disparate point applications, such as content management, marketing automation, analytics, social media management, ticketing, and conversational bots. We expect that new will develop and introduce, or acquire, applications serving customer-facing and other front office functions.

Intellectual Property

Our ability to protect our intellectual property, including our technology, will be an important factor in the success and continued growth of our business. We protect our intellectual property through trade secrets law, copyrights, trademarks, patents, and contracts. Some of our technology relies upon third-party licensed intellectual property. We have no issued U.S. patents and eight U.S. patent applications pending; two are provisional and six are non-provisional. In addition, we have filed three applications with the Patent Cooperation Treaty, which are currently pending.  We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost-effective.

In addition to the foregoing, we have established business procedures designed to maintain the confidentiality of our proprietary information, including the use of confidentiality agreements and assignment of inventions agreements with employees, independent contractors, consultants, and companies with which we conduct business.

Despite our efforts to protect our intellectual property, unauthorized parties may still copy or otherwise obtain and use our technology. In addition, we intend to continue to expand our international operations, and effective intellectual property, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries. Any significant impairment of our intellectual property rights could harm our business or our ability to compete.

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

Available Information

Our website is located at http://www.hubspot.com, and our investor relations website is located at https://www.hubspot.com/investor-relations. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our investor relations website as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission, or the SEC. The SEC also maintains a website at http://www.sec.gov that contains our SEC filings and other information regarding issuers that file electronically with the SEC.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. We have used, and intend to continue to use, our investor relations website as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of business conduct and ethics, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A.	RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Annual Report on Form 10-Kand in our other public filings before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. The trading price of our common stock could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

Risks Related to Our Business and Strategy

We have a history of losses and may not achieve profitability in the future.

We generated net losses of $63.8 million in 2018, $39.7 million in 2017, and $45.6 million in 2016.  As of December 31, 2018, we had an accumulated deficit of $344.4 million. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to grow our marketing, sales and customer service operations, develop and enhance our Growth Platform, scale our data center infrastructure and services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Annual Report on Form 10-K, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

We are dependent upon customer renewals, the addition of new customers, increased revenue from existing customers and the continued growth of the market for a Growth Platform.

We derive, and expect to continue to derive, a substantial portion of our revenue from the sale of subscriptions to our Growth Platform. The market for inbound marketing, sales and customer service products is still evolving, and competitive dynamics may cause pricing levels to change as the market matures and as existing and new market participants introduce new types of point applications and different approaches to enable businesses to address their respective needs. As a result, we may be forced to reduce the prices we charge for our platform and may be unable to renew existing customer agreements or enter into new customer agreements at the same prices and upon the same terms that we have historically. In addition, our growth strategy involves a scalable pricing model (including “freemium” versions of our products) intended to provide us with an opportunity to increase the value of our customer relationships over time as we expand their use of our platform, sell to other parts of their organizations, cross-sell our sales products to existing marketing product customers and vice versa through touchless or low touch in product purchases, and upsell additional offerings and features. If our cross-selling efforts are unsuccessful or if our existing customers do not expand their use of our platform or adopt additional offerings and features, our operating results may suffer.

Our subscription renewal rates may decrease, and any decrease could harm our future revenue and operating results.

Our customers have no obligation to renew their subscriptions for our platform after the expiration of their subscription periods, substantially all of which are one year or less. In addition, our customers may seek to renew for lower subscription amounts or for shorter contract lengths. Also, customers may choose not to renew their subscriptions for a variety of reasons. Our renewal rates may decline or fluctuate as a result of a number of factors, including limited customer resources, pricing changes, the prices of services offered by our competitors, adoption and utilization of our platform and add-on applications by our customers, adoption of our new products, customer satisfaction with our platform, mergers and acquisitions affecting our customer base, reductions in our customers’ spending levels or declines in customer activity as a result of economic downturns or uncertainty in financial markets. If our customers do not renew their subscriptions for our platform or decrease the amount they spend with us, our revenue will decline and our business will suffer. In addition, a subscription model creates certain risks related to the timing of revenue recognition and potential reductions in cash flows. A portion of the subscription-based revenue we report each quarter results from the recognition of deferred revenue relating to subscription agreements entered into during previous quarters. A decline in new or renewed subscriptions in any period may not be immediately reflected in our reported financial results for that period, but may result in a decline in our revenue in future quarters. If we were to experience significant downturns in subscription sales and renewal rates, our reported financial results might not reflect such downturns until future periods.

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

We face intense competition from other software companies that develop marketing, sales and customer service software and from marketing services companies that provide interactive marketing services. Competition could significantly impede our ability to sell subscriptions to our Growth Platform on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future products less competitive, or obsolete. In addition, if these competitors develop products with similar or superior functionality to our platform, we may need to decrease the prices or accept less favorable terms for our platform subscriptions in order to remain competitive. If we are unable to maintain our pricing due to competitive pressures, our margins will be reduced and our operating results will be negatively affected.

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

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, be able to devote greater resources to the development, promotion, sale and support of their products and services, may have more extensive customer bases and broader customer relationships than we have, and may have longer operating histories and greater name recognition than we have. As a result, these competitors may respond faster to new technologies and undertake more extensive marketing campaigns for their products. In a few cases, these vendors may also be able to offer marketing, sales and customer service software at little or no additional cost by bundling it with their existing suite of applications. To the extent any of our competitors has existing relationships with potential customers for either marketing software or other applications, those customers may be unwilling to purchase our platform because of their existing relationships with our competitor. If we are unable to compete with such companies, the demand for our Growth Platform could substantially decline.

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

Our head count and operations have grown substantially. For example, we had 2,638 full-time employees as of December 31, 2018, as compared with 2,081 as of December 31, 2017 and we have opened 6 international offices since 2013. We also plan to open additional international offices in the future. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

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

To increase total customers and achieve broader market acceptance of our Growth Platform, we will need to expand our marketing, sales and customer service operations, including our sales force and third-party channel partners. We will continue to dedicate significant resources to inbound sales and marketing programs. The effectiveness of our inbound sales and marketing and third-party channel partners has varied over time and may vary in the future and depends on our ability to maintain and improve our Growth Platform. All of these efforts will require us to invest significant financial and other resources. Our business will be seriously harmed if our efforts do not generate a correspondingly significant increase in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if our sales and marketing programs are not effective.

The rate of growth of our business depends on the continued participation and level of service of our marketing agency and sales partners.

We rely on our marketing agency and sales partners to provide certain services to our customers, as well as pursue sales of our Growth Platform to customers. To the extent we do not attract new marketing agency and sales partners, or existing or new marketing agency and sales partners do not refer a growing number of customers to us, our revenue and operating results would be harmed. In addition, if our marketing agency and sales partners do not continue to provide services to our customers, we would be required to provide such services ourselves either by expanding our internal team or engaging other third-party providers, which would increase our operating costs.

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

We believe that our development of the HubSpot brand is critical to achieving widespread awareness of our existing and future inbound experience solutions, and, as a result, is important to attracting new customers and maintaining existing customers. In the past, our efforts to build our brand have involved significant expenses, and we believe that this investment has resulted in strong brand recognition in the B2B market. Successful promotion and maintenance of our brands will depend largely on the effectiveness of our marketing efforts and on our ability to provide a reliable and useful Growth Platform at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to successfully promote and maintain our brand, our business could suffer.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards and changing customer needs or requirements, our Growth Platform may become less competitive.

Our future success depends on our ability to adapt and innovate our Growth Platform. To attract new customers and increase revenue from existing customers, we need to continue to enhance and improve our offerings to meet customer needs at prices that our customers are willing to pay. Such efforts will require adding new functionality and responding to technological advancements, which will increase our research and development costs. If we are unable to develop new applications that address our customers’ needs, or to enhance and improve our platform in a timely manner, we may not be able to maintain or increase market acceptance of our platform. Our ability to grow is also subject to the risk of future disruptive technologies. Access and use of our Growth Platform is provided via the cloud, which, itself, was disruptive to the previous enterprise software model. If new technologies emerge that are able to deliver inbound marketing software and related applications at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely affect our ability to compete.

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

High-quality education, training and customer support are important for the successful marketing, sale and use of our Growth Platform and for the renewal of existing customers. Providing this education, training and support requires that our personnel who manage our online training resource, HubSpot Academy, or provide customer support have specific inbound experience domain knowledge and expertise, making it more difficult for us to hire qualified personnel and to scale up our support operations. The importance of high-quality customer support will increase as we expand our business and pursue new customers. If we do not help our customers use multiple applications within our Growth Platform and provide effective ongoing support, our ability to sell additional functionality and services to, or to retain, existing customers may suffer and our reputation with existing or potential customers may be harmed.

We may not be able to scale our business quickly enough to meet our customers’ growing needs and if we are not able to grow efficiently, our operating results could be harmed.

As usage of our Growth Platform grows and as customers use our platform for additional inbound applications, such as sales and services, we will need to devote additional resources to improving our application architecture, integrating with third-party systems and maintaining infrastructure performance. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support and professional services, to serve our growing customer base, particularly as our customer demographics change over time. Any failure of or delay in these efforts could cause impaired system performance and reduced customer satisfaction. These issues could reduce the attractiveness of our Growth Platform to customers, resulting in decreased sales to new customers, lower renewal rates by existing customers, the issuance of service credits, or requested refunds, which could impede our revenue growth and harm our reputation. Even if we are able to upgrade our systems and expand our staff, any such expansion will be expensive and complex, requiring management’s time and attention. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure. Moreover, there are inherent risks associated with upgrading, improving and expanding our information technology systems. We cannot be sure that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. These efforts may reduce revenue and our margins and adversely affect our financial results.

Our ability to introduce new products and features is dependent on adequate research and development resources. If we do not adequately fund our research and development efforts, we may not be able to compete effectively and our business and operating results may be harmed.

To remain competitive, we must continue to develop new product offerings, applications, features and enhancements to our existing Growth Platform. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we are unable to develop our platform internally due to certain constraints, such as high employee turnover, lack of management ability or a lack of other research and development resources, we may miss market opportunities. Further, many of our competitors expend a considerably greater amount of funds on their research and development programs, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. Our failure to maintain adequate research and development resources or to compete effectively with the research and development programs of our competitors could materially adversely affect our business.

Changes in the sizes or types of businesses that purchase our platform or in the applications within our Growth Platform purchased or used by our customers could negatively affect our operating results.

Our strategy is to sell subscriptions to our Growth Platform to mid-sized businesses, but we have sold and will continue to sell to organizations ranging from small businesses to enterprises. Our gross margins can vary depending on numerous factors related to the implementation and use of our Growth Platform, including the sophistication and intensity of our customers’ use of our platform and the level of professional services and support required by a customer. Sales to enterprise customers may entail longer sales cycles and more significant selling efforts. Selling to small businesses may involve greater credit risk and uncertainty. If there are changes in the mix of businesses that purchase our platform or the mix of the product plans purchased by our customers, our gross margins could decrease and our operating results could be adversely affected.

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

A significant portion of our operating cost is from our third-party data hosting and transmission services. If the costs for such services increase due to vendor consolidation, regulation, contract renegotiation, or otherwise, we may not be able to increase the fees for our Growth Platform or services to cover the changes. As a result, our operating results may be significantly worse than forecasted.

If we do not or cannot maintain the compatibility of our Growth Platform with third-party applications that our customers use in their businesses, our revenue will decline.

A significant percentage of our customers choose to integrate our platform with certain capabilities provided by third-party application providers using application programming interfaces, or APIs, published by these providers. The functionality and popularity of our Growth Platform depends, in part, on our ability to integrate our platform with third-party applications and platforms, including CRM, CMS, e-commerce, call center, analytics and social media sites that our customers use and from which they obtain data. Third-party providers of applications and APIs may change the features of their applications and platforms, restrict our access to their applications and platforms or alter the terms governing use of their applications and APIs and access to those applications and platforms in an adverse manner. Such changes could functionally limit or terminate our ability to use these third-party applications and platforms in conjunction with our platform, which could negatively impact our offerings and harm our business. If we fail to integrate our platform with new third-party applications and platforms that our customers use for marketing, sales or services purposes, we may not be able to offer the functionality that our customers need, which would negatively impact our ability to generate revenue and adversely impact our business.

We rely on data provided by third parties, the loss of which could limit the functionality of our platform and disrupt our business.

Select functionality of our Growth Platform depends on our ability to deliver data, including search engine results and social media updates, provided by unaffiliated third parties, such as Facebook, Google, LinkedIn and Twitter. Some of this data is provided to us pursuant to third-party data sharing policies and terms of use, under data sharing agreements by third-party providers or by customer consent. In the future, any of these third parties could change its data sharing policies, including making them more restrictive, or alter its algorithms that determine the placement, display, and accessibility of search results and social media updates, any of which could result in the loss of, or significant impairment to, our ability to collect and provide useful data to our customers. These third parties could also interpret our, or our service providers’, data collection policies or practices as being inconsistent with their policies, which could result in the loss of our ability to collect this data for our customers. Any such changes could impair our ability to deliver data to our customers and could adversely impact select functionality of our platform, impairing the return on investment that our customers derive from using our solution, as well as adversely affecting our business and our ability to generate revenue.

Privacy concerns and end users’ acceptance of Internet behavior tracking may limit the applicability, use and adoption of our Growth Platform.

Privacy concerns may cause end users to resist providing the personal data necessary to allow our customers to use our platform effectively. We have implemented various features intended to enable our customers to better protect end user privacy, but these measures may not alleviate all potential privacy concerns and threats. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our platform, especially in certain industries that rely on sensitive personal information. Privacy advocacy groups and the technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. The costs of compliance with, and other burdens imposed by these groups’ policies and actions may limit the use and adoption of our Growth Platform and reduce overall demand for it, or lead to significant fines, penalties or liabilities for any noncompliance or loss of any such action.

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

In addition, several foreign countries and governmental bodies, including the European Union and Canada, have regulations dealing with the collection and use of personal information obtained from their residents, which are often more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personal information that identifies or may be used to identify an individual. Within the European Union, legislators have adopted the General Data Protection Regulation, or GDPR, which became effective in May 2018 which may impose additional obligations and risk upon our business and which may increase substantially the penalties to which we could be subject in the event of any non-compliance. In addition, Brexit could also lead to further legislative and regulatory changes by the planned exit date of March 2019. It remains unclear how the United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated.  We may incur substantial expense in complying with the new obligations to be imposed by the GDPR and we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall.

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

If our or our customers’ security measures are compromised or unauthorized access to data of our customers or their customers is otherwise obtained, our Growth Platform may be perceived as not being secure, our customers may be harmed and may curtail or cease their use of our platform, our reputation may be damaged and we may incur significant liabilities.

Our operations involve the storage and transmission of data of our customers and their customers, including personally identifiable information. Our storage is typically the sole source of record for portions of our customers’ businesses and end user data, such as initial contact information and online interactions. Security incidents could result in unauthorized access to, loss of or unauthorized disclosure of this information, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales and harm our customers and our business. Cyber-attacks and other malicious Internet-based activity continue to increase generally, and cloud-based platform providers of marketing services have been targeted. If our security measures are compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business may be harmed and we could incur significant liability. If third parties with whom we work, such as vendors or developers, violate applicable laws, our security policies or our acceptable use policy, such violations may also put our customers’ information at risk and could in turn have an adverse effect on our business. In addition, if the security measures of our customers are compromised, even without any actual compromise of our own systems, we may face negative publicity or reputational harm if our customers or anyone else incorrectly attributes the blame for such security breaches to us or our systems. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to our customers’ data. Additionally, we provide extensive access to our database, which stores our customer data, to our development team to facilitate our rapid pace of product development. If such access or our own operations cause the loss, damage or destruction of our customers’ business data, their sales, lead generation, support and other business operations may be permanently harmed. As a result, our customers may bring claims against us for lost profits and other damages.

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

If our Growth Platform fails due to defects or similar problems, and if we fail to correct any defect or other software problems, we could lose customers, become subject to service performance or warranty claims or incur significant costs.

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

The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual and proprietary rights. Companies in the software industry, including those in marketing software, are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Many of our competitors and other industry participants have been issued patents and/or have filed patent applications and may assert patent or other intellectual property rights within the industry. Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters or notices or may be the subject of claims that our services and/or platform and underlying technology infringe or violate the intellectual property rights of others. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses. Our technologies may not be able to withstand any third-party claims or rights against their use. Claims of intellectual property infringement might require us to redesign our application, delay releases, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling our platform. If we cannot or do not license the infringed technology on reasonable terms or at all, or substitute similar technology from another source, our revenue and operating results could be adversely impacted. Additionally, our customers may not purchase our Growth Platform if they are concerned that they may infringe third-party intellectual property rights. The occurrence of any of these events may have a material adverse effect on our business.

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

Weakened global economic conditions may harm our industry, business and results of operations.

Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the software industry may harm us. The United States and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. In particular, the economies of countries in Europe have been experiencing weakness associated with high sovereign debt levels, weakness in the banking sector and uncertainty over the future of the Euro zone, including instability surrounding Brexit. We have operations, as well as current and potential new customers, throughout most of Europe. If economic conditions in Europe and other key markets for our platform continue to remain uncertain or deteriorate further, it could adversely affect our customers’ ability or willingness to subscribe to our platform, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, all of which could harm our operating results.

Risks Related to Government Regulation and Taxation

We could face liability, or our reputation might be harmed, as a result of the activities of our customers, the content of their websites or the data they store on our servers.

As a provider of a cloud-based inbound marketing, sales and customer service software platform, we may be subject to potential liability for the activities of our customers on or in connection with the data they store on our servers. Although our customer terms of use prohibit illegal use of our services by our customers and permit us to take down websites or take other appropriate actions for illegal use, customers may nonetheless engage in prohibited activities or upload or store content with us in violation of applicable law or the customer’s own policies, which could subject us to liability or harm our reputation. Furthermore, customers may upload, store, or use content on our Growth Platform that may be violate our policy on acceptable use which prohibits content that is threatening, abusive, harassing, deceptive, false, misleading, vulgar, obscene, or indecent. While such content may not be illegal, use of our Growth Platform for such content could harm our reputation resulting in a loss of business.

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

State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our Growth Platform in various jurisdictions is unclear. Further, these jurisdictions’ rules regarding tax nexus are complex and vary significantly. As a result, we could face the possibility of tax assessments and audits, and our liability for these taxes and associated penalties could exceed our original estimates. A successful assertion that we should be collecting additional sales, use, value added or other taxes in those jurisdictions where we have not historically done so and do not accrue for such taxes could result in substantial tax liabilities and related penalties for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results.

Changes in tax laws or regulations that are applied adversely to us or our customers could increase the costs of our Growth Platform and adversely impact our business.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future customers may elect not to continue or purchase our Growth Platform in the future. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our platform. Any or all of these events could adversely impact our business and financial performance.

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

As of December 31, 2018, we had federal and state net operating loss carryforwards due to prior period losses, which, if not utilized, will begin to expire in 2027 for federal purposes and begin to expire in 2023 for state purposes. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be further limited if we experience an ownership change. A Section 382 ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Future issuances of our stock could cause an ownership change. It is possible that an ownership change in connection with a future offering, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability. Net operating loss carryforwards incurred for periods beginning on or after January 1, 2018 would not expire unused as a result of these limitations because they can be carried forward indefinitely.

The standards that private entities use to regulate the use of email have in the past interfered with, and may in the future interfere with, the effectiveness of our Growth Platform and our ability to conduct business.

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

From time to time, some of our internet protocol addresses may become listed with one or more blacklisting entities due to the messaging practices of our customers. There can be no guarantee that we will be able to successfully remove ourselves from those lists. Blacklisting of this type could interfere with our ability to market our Growth Platform and services and communicate with our customers and, because we fulfill email delivery on behalf of our customers, could undermine the effectiveness of our customers’ email marketing campaigns, all of which could have a material negative impact on our business and results of operations.

Existing federal, state and foreign laws regulate Internet tracking software, the senders of commercial emails and text messages, website owners and other activities, and could impact the use of our Growth Platform and potentially subject us to regulatory enforcement or private litigation.

Certain aspects of how our customers utilize our platform are subject to regulations in the United States, European Union and elsewhere. In recent years, U.S. and European lawmakers and regulators have expressed concern over the use of third-party cookies or web beacons for online behavioral advertising, and legislation adopted recently in the European Union requires informed consent for the placement of a cookie on a user’s device. Regulation of cookies and web beacons may lead to restrictions on our activities, such as efforts to understand users’ Internet usage. New and expanding “Do Not Track” regulations have recently been enacted or proposed that protect users’ right to choose whether or not to be tracked online. These regulations seek, among other things, to allow end users to have greater control over the use of private information collected online, to forbid the collection or use of online information, to demand a business to comply with their choice to opt out of such collection or use, and to place limits upon the disclosure of information to third party websites. These policies could have a significant impact on the operation of our Growth Platform and could impair our attractiveness to customers, which would harm our business.

Many of our customers and potential customers in the healthcare, financial services and other industries are subject to substantial regulation regarding their collection, use and protection of data and may be the subject of further regulation in the future. Accordingly, these laws or significant new laws or regulations or changes in, or repeals of, existing laws, regulations or governmental policy may change the way these customers do business and may require us to implement additional features or offer additional contractual terms to satisfy customer and regulatory requirements, or could cause the demand for and sales of our Growth Platform to decrease and adversely impact our financial results.

In addition, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future commercial emails from the sender. The ability of our customers’ message recipients to opt out of receiving commercial emails may minimize the effectiveness of the email components of our Growth Platform. In addition, certain states and foreign jurisdictions, such as Australia, Canada and the European Union, have enacted laws that regulate sending email, and some of these laws are more restrictive than U.S. laws. For example, some foreign laws prohibit sending unsolicited email unless the recipient has provided the sender advance consent to receipt of such email, or in other words has “opted-in” to receiving it. A requirement that recipients opt into, or the ability of recipients to opt out of, receiving commercial emails may minimize the effectiveness of our platform.

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

Our quarterly operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance, and comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risks described in this Annual Report on Form 10-K, factors that may affect our quarterly operating results include the following:

•	changes in spending on marketing, sales and customer service software by our current or prospective customers;
•	pricing our Growth Platform subscriptions effectively so that we are able to attract and retain customers without compromising our profitability;
•	attracting new customers for our marketing, sales and customer service software, increasing our existing customers’ use of our platform and providing our customers with excellent customer support;
•	customer renewal rates and the amounts for which agreements are renewed;
•	global awareness of our thought leadership and brand;
•	changes in the competitive dynamics of our market, including consolidation among competitors or customers and the introduction of new products or product enhancements;
•	changes to the commission plans, quotas and other compensation-related metrics for our sales representatives;
•	the amount and timing of payment for operating expenses, particularly research and development, sales and marketing expenses and employee benefit expenses;
•	the amount and timing of costs associated with recruiting, training and integrating new employees while maintaining our company culture;

•

our ability to manage our existing business and future growth, including increases in the number of customers on our platform and the introduction and adoption of our Growth Platform in new markets outside of the United States;

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

We offer our Growth Platform primarily through a mix of monthly, quarterly and single-year subscription agreements and generally recognize revenue ratably over the related subscription period. As a result, much of the revenue we report in each quarter is derived from agreements entered into during prior months, quarters or years. In addition, we do not record deferred revenue beyond amounts invoiced as a liability on our balance sheet. A decline in new or renewed subscriptions or marketing solutions agreements in any one quarter is not likely to be reflected immediately in our revenue results for that quarter. Such declines, however, would negatively affect our revenue and deferred revenue balances in future periods, and the effect of significant downturns in sales and market acceptance of our platform, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our total revenue and deferred revenue balance through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

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

In the event the conditional conversion feature of the 2022 Notes is triggered, holders of 2022 Notes will be entitled to convert the 2022 Notes at any time during specified periods at their option. Because the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended December 31, 2018 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending March 31, 2019. As of February 8, 2019, no holders have converted or indicated their intention to convert the 2022 Notes. Whether the 2022 Notes will be convertible following such calendar quarter will depend on the continued satisfaction of this condition or another conversion condition in the future. If one or more holders elect to convert their 2022 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2022 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2022 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

We face exposure to movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. As we have expanded our international operations our exposure exchange rate fluctuations has increased, in particular with respect to the Euro, British Pound Sterling, Australian Dollar, Singapore Dollar, Japanese Yen and Colombian Peso. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when re-measured, may differ materially from expectations. In addition, our operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. Furthermore, global political events, including Brexit and similar geopolitical developments, fluctuating commodity prices and trade tariff developments, have caused global economic uncertainty, which could amplify the volatility of currency fluctuations. Such volatility, even when it increases our revenues or decreases our expenses, impacts our ability to predict our future results and earnings accurately. Although we may apply certain strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications. Additionally, as we anticipate growing our business further outside of the United States, the effects of movements in currency exchange rates will increase as our transaction volume outside of the United States increases.

Risks Related to Our Common Stock

Our stock price may be volatile and you may be unable to sell your shares at or above the price you purchased them.

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share, our stock price has ranged from $25.79 to $162.20, through December 31, 2018. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the rules and regulations of the New York Stock Exchange, or NYSE. We expect that compliance with these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.

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

We occupy approximately 335,000 square feet of office space in Cambridge, Massachusetts pursuant to lease agreements that expire through 2029. We also maintain offices in Portsmouth, New Hampshire, Dublin, Ireland, Sydney, Australia, Singapore, Japan, and Berlin, Germany. We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

As of February 7, 2019, we had 43 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

The following graph shows a comparison from October 9, 2014 (the date our common stock commenced trading on the NYSE) through December 31, 2018 of the cumulative total return for our common stock, the NASDAQ Computer Index and the S&P 500 Index. The graph assumes $100 was invested in each of the Company’s common stock, the NASDAQ Computer Index and the S&P 500 Index of the market close on October 9, 2014. Such returns are based on historical results and are not intended to suggest future performance.

	10/9/2014	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
HubSpot	100	112	187	156	294	418
S&P 500 Index	100	107	106	116	139	130
Nasdaq Computer Index	100	107	113	127	177	170

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

Outstanding Convertible Senior Notes, Convertible Note Hedge, and Warrant

In May 2017, we issued $400.0 million aggregate principal amount of 0.25% convertible senior notes (the “2022 Notes”) due June 1, 2022. In connection with the offering of the 2022 Notes, the Company entered into convertible note hedge transactions (the “Convertible Note Hedges”) with certain counterparties in which the Company has the option to purchase (subject to adjustment for certain specified events) a total of approximately 4.2 million shares of the Company’s common stock at a price of approximately $94.77 per share. In addition, the Company sold warrants to certain bank counterparties whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 4.2 million shares of the Company’s common stock at a price of $115.8 per share.  See Note 7 in the Notes to the Consolidated Financial Statements for more information.

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

The following selected consolidated statements of operations data for the years ended December 31, 2018, 2017, and 2016, and the consolidated balance sheet data as of December 31, 2018 and 2017, have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$487,450	$356,727	$254,775	$167,920	$106,319
Professional services and other	25,530	18,885	16,192	14,023	9,557
Total revenue	512,980	375,612	270,967	181,943	115,876
Cost of revenue:
Subscription (1)	69,718	51,563	41,182	32,271	23,655
Professional services and other (1)	30,639	24,166	20,683	15,652	11,425
Total cost of revenue	100,357	75,729	61,865	47,923	35,080
Total gross profit	412,623	299,883	209,102	134,020	80,796
Operating expenses:
Research and development (1)	117,603	70,373	45,997	32,457	25,638
Sales and marketing (1)	267,444	212,859	162,647	112,629	78,809
General and administrative (1)	75,834	56,787	45,120	35,408	24,958
Total operating expenses	460,881	340,019	253,764	180,494	129,405
Loss from operations	(48,258)	(40,136)	(44,662)	(46,474)	(48,609)
Other (expense) income
Interest income	9,176	3,837	854	390	46
Interest expense	(21,386)	(13,181)	(265)	(185)	(322)
Other (expense) income	(1,492)	(559)	(956)	628	564
Total other (expense) income	(13,702)	(9,903)	(367)	833	288
Net loss before income tax (expense) benefit	(61,960)	(50,039)	(45,029)	(45,641)	(48,321)
Income tax (expense) benefit	(1,868)	10,325	(533)	(412)	92
Net loss	(63,828)	(39,714)	(45,562)	(46,053)	(48,229)
Preferred stock accretion	—	—	—	—	331
Net loss attributable to common stockholders	$(63,828)	$(39,714)	$(45,562)	$(46,053)	$(48,560)
Net loss per common share, basic and diluted (2)	$(1.66)	$(1.08)	$(1.29)	$(1.39)	$(4.20)
Weighted average common shares used in computing basic and diluted net loss per common share (2)	38,529	36,827	35,197	33,222	11,562

(1)	Stock-based compensation included in the consolidated statements of operations data above was as follows:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Cost of revenue:
Subscription	$1,476	$658	$512	$341	$128
Professional services and other	2,924	2,327	1,640	1,216	498
Research and development	23,328	12,816	8,828	6,327	6,190
Sales and marketing	31,099	19,016	13,352	7,658	5,596
General and administrative	17,434	12,500	8,343	5,766	3,946
Total stock-based compensation	$76,261	$47,317	$32,675	$21,308	$16,358

(2)	See Note 2 to our consolidated financial statements for further details on the calculation of basic and diluted net loss per share attributable to common stockholders.

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and investments	$603,700	$535,737	$150,068	$145,117	$123,721
Working capital, excluding deferred revenue	658,714	561,085	144,296	118,854	130,886
Total assets	833,953	712,175	259,755	220,379	174,858
Deferred revenue	185,484	139,157	96,597	65,139	41,305
Convertible senior notes	318,782	298,447	—	—	—
Total liabilities	589,312	501,815	141,055	98,671	64,159
Total stockholders’ equity	$244,641	$210,360	$118,700	$121,708	$110,699

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We provide a cloud-based marketing, sales, and customer service software platform, which we refer to as our Growth Platform, that enables businesses to grow better. At HubSpot, to grow better means to help businesses grow without compromise, to always solve for the customer, and to create a better experience for customers and company alike.  To that end, our Growth Platform, comprised of Marketing Hub, Sales Hub, Service Hub, and a free customer relationship management, or CRM system, features integrated applications and tools that enable businesses to create a cohesive and adaptable customer experience.

At the core of our Growth Platform is a CRM that our customers use which creates a single view of all interactions a prospective or existing customer has with their marketing, sales and customer service teams. The CRM shares data across every app in the Growth Platform, automatically informing more personalized emails, website content, ads, and conversations, and enables more accurate timing cues for our customer’s  internal teams. In addition the Growth Platform was built to easily and seamlessly integrate outside applications to further customize to an individual company’s industry or needs. We designed and built our Growth Platform to serve a broad range of customers globally. Our Growth Platform starts completely free and grows with our customers to meet their needs at different stages in their life-cycles.  It supports multiple languages and currencies and offers an array of sophisticated features, including content partitioning at the enterprise level for companies operating in or serving multiple countries.

While our Growth Platform was built to grow with any company we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving this market segment. We efficiently reach these businesses at scale through our proven inbound methodology, freemium pricing strategy and thousands of Partners worldwide. Our Growth Platform is particularly suited to serving the needs of mid-market business-to-business, or B2B, companies. These mid-market businesses seek an integrated, easy-to-implement and easy-to-use solution to reach customers and compete with organizations that have larger marketing and sales budgets. As of December 31, 2018, we had 56,628 Total Customers of varying sizes in more than 100 countries, representing almost every industry.

Our Growth Platform is a multi-tenant, single code-based and globally available software-as-a-service product delivered through web browsers or mobile applications. We sell our Growth Platform on a subscription basis. Our total revenue increased to $513.0 million in 2018, from $375.6 million in 2017, and from $271.0 million in 2016, representing year-over-year increases of 37% in 2018 and 39% in 2017. We had net losses of $63.8 million in 2018, $39.7 million in 2017, and $45.6 million in 2016, primarily due to investments in our growth.

We derive most of our revenue from subscriptions to our cloud-based Growth Platform and related professional services, which consist of customer on-boarding and training services. Subscription revenue accounted for 95% of our total revenue for the years ended December 31, 2018 and 2017 and 94% of our total revenue in the year ended December 31, 2016. We sell multiple product plans at different base prices on a subscription basis, each of which includes our core Growth Platform and integrated applications to meet the needs of the various customers we serve. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We generate additional revenue based on the purchase of additional subscriptions, purchase of additional products, purchases of our add-on products and the number of account users, subdomains and website visits. Most of our customers’ subscriptions are one year or less in duration.

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

Many of our customers purchase on-boarding and training services which are designed to help customers enhance their ability to attract, engage and delight their customers using our Growth Platform. Professional services and other revenue accounted for 5% of total revenue for the years ended December 31, 2018 and 2017 and 6% of our total revenue for the year ended December 31, 2016. We expect professional services and other margins to range from a moderate loss to breakeven for the foreseeable future.

We have focused on rapidly growing our business and plan to continue to make investments to help us address some of the challenges facing us to support this growth, such as demand for our Growth Platform by existing and new customers, significant competition from other providers of marketing, sales and customer service software and related applications and rapid technological change in our industry. We believe that the growth of our business is dependent on many factors, including our ability to expand our customer base, increase adoption of our Growth Platform within existing customers, develop new products and applications to extend the functionality of our Growth Platform and provide a high level of customer service. We expect to increase our investment in sales and marketing as we continue to expand our sales teams, increase our marketing activities and grow our international operations. We also expect to increase our investment in research and development as we continue to introduce new products and applications to extend the functionality of our Growth Platform. We also intend to invest in maintaining a high level of customer service and support which we consider critical for our continued success. We plan to continue investing in our data center infrastructure and services capabilities in order to support continued future customer growth. We also expect to continue to incur additional general and administrative expenses as a result of both our growth and the infrastructure required to be a public company. We expect to use our cash flow from operations and the proceeds from our convertible debt and prior stock offerings to fund these growth strategies and do not expect to be profitable in the near term.

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

Key Business Metrics

The following key business metrics are presented in this Annual Report on Form 10-K or in our press releases announcing our financial results which are furnished on Form 8-K. We use these key business metrics to evaluate our business, measure our performance, identify trends affecting our business and results of operations, formulate financial projections and make strategic decisions. These key business metrics may be calculated in a manner different than similar key business metrics used by other companies.

	Year Ended December 31,
	2018	2017
Total Customers	56,628	41,593
Total Average Subscription Revenue per Customer	$9,904	$10,180
Total Subscription Dollar Retention Rate	100.7%	100.5%

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

Key Components of Consolidated Statements of Operations

Revenue

We derive our revenue from two major sources, revenue from subscriptions to our Growth Platform and professional services and other revenue consisting mainly of on-boarding and training services fees.

Subscription based revenue is derived from customers using our Growth Platform for their inbound marketing, sales and service needs. Our Growth Platform features integrated applications that create a cohesive and adaptable customer experience. These integrated applications include a CRM, search engine optimization, blogging, website content management, messaging, chatbots, social media, marketing automation, email, predictive lead scoring, sales productivity, ticketing and helpdesk tools, customer NPS surveys, analytics, and reporting. Subscriptions are non-cancelable and are billed in advance on various schedules. All subscription fees that are billed in advance of service are recorded in deferred revenue. Subscription based revenue is recognized net of consideration paid to Partners when a partner purchases a subscription to our Growth Platform (as opposed to an end-customer), because we are the agent and our customer is the partner and our remaining obligation is to the partner.

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

We expect that cost of subscription and professional services and other revenue will increase in absolute dollars as we continue to invest in growing our business. Over time, we expect to gain benefits of scale associated with our costs of hosting our Growth Platform relative to subscription revenues, resulting in improved subscription gross margin. We expect professional services and other margins to range from a moderate loss to breakeven for the foreseeable future.

Research and Development

Research and development expenses consist primarily of personnel costs of our development team, including payroll, benefits and stock-based compensation expense and allocated overhead costs. We capitalize certain software development costs that are attributable to developing new products and adding incremental functionality to our Growth Platform and amortize such costs as costs of subscription revenue over the estimated life of the new product or incremental functionality, which is generally two years. We also capitalize certain development costs that are attributable to developing our internally built software platforms and generally amortize such costs as sales and marketing or general and administrative expense over the estimated life of our internally developed software platforms, which is generally five years. We focus our research and development efforts on improving our products and developing new ones, delivering new functionality and enhancing the customer experience. We believe delivering new functionalities for our customers is an integral part of our solution and provides our customers with access to a broad array of options and information critical to their marketing, sales, and customer service efforts. We expect to continue to make investments in and expand our offerings to enhance our customers’ experience and satisfaction and attract new customers. We expect research and development expenses to increase in absolute dollars as we continue to increase the functionality of our Growth Platform.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs of our sales and marketing employees, including sales commissions and incentives, benefits and stock-based compensation expense, marketing programs, including lead generation, costs of our annual INBOUND conference, other brand building expenses, amortization of capitalized software development costs associated with our internally built software platforms, and allocated overhead costs. We defer certain sales commissions related to acquiring new contracts and amortize them ratably over a period of benefit that we have determined to be approximately one to three years. Sales and marketing expenses also include commissions paid to our Partners in instances where the end customer purchases a subscription to our Growth Platform directly from us as we are the principal for providing the subscription that has been purchased.

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

General and Administrative

General and administrative expenses consist of personnel costs and related expenses for executive, finance, legal, human resources, employee-related information technology, administrative personnel, including payroll, benefits and stock-based compensation expense; professional fees for external legal, accounting and other consulting services, amortization of capitalized software development costs associated with our internally built software platforms, and allocated overhead costs. We expect that general and administrative expenses will increase on an absolute dollar basis but decrease as a percentage of total revenue as we focus on processes, systems and controls to enable our internal support functions to scale with the growth of our business. We also anticipate continuing increases to general and administrative expenses as we incur the costs of compliance associated with being a publicly traded company, including audit and consulting fees.

Other Expense

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

Income Tax (expense) benefit

The income tax (expense) benefit consists of current and deferred taxes for U.S. and foreign jurisdictions. We have historically had a taxable loss in our most significant jurisdiction, the U.S., and a full valuation allowance against the majority of our deferred tax assets. We expect this to continue in the near term.

Results of Operations

The following tables set forth certain consolidated financial data in dollar amounts and as a percentage of total revenue.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Revenue:
Subscription	$487,450	$356,727	$254,775
Professional services and other	25,530	18,885	16,192
Total revenue	512,980	375,612	270,967
Cost of revenue:
Subscription	69,718	51,563	41,182
Professional services and other	30,639	24,166	20,683
Total cost of revenue	100,357	75,729	61,865
Gross profit	412,623	299,883	209,102
Operating expenses:
Research and development	117,603	70,373	45,997
Sales and marketing	267,444	212,859	162,647
General and administrative	75,834	56,787	45,120
Total operating expenses	460,881	340,019	253,764
Loss from operations	(48,258)	(40,136)	(44,662)
Other expense:
Interest income	9,176	3,837	854
Interest expense	(21,386)	(13,181)	(265)
Other expense	(1,492)	(559)	(956)
Total other expense	(13,702)	(9,903)	(367)
Loss before income tax (expense) benefit	(61,960)	(50,039)	(45,029)
Income tax (expense) benefit	(1,868)	10,325	(533)
Net loss	$(63,828)	$(39,714)	$(45,562)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Subscription	95%	95%	94%
Professional services and other	5	5	6
Total revenue	100	100	100
Cost of revenue:
Subscription	14	14	15
Professional services and other	6	6	8
Total cost of revenue	20	20	23
Gross profit	80	80	77
Operating expenses:
Research and development	23	19	17
Sales and marketing	52	57	60
General and administrative	15	15	17
Total operating expenses	90	91	94
Loss from operations	(9)	(11)	(16)
Total other expense	(3)	(3)	—
Loss before income tax (expense) benefit	(12)	(13)	(17)
Income tax (expense) benefit	—	3	—
Net loss	(12)%	(11)%	(17)%

*	Percentages are based on actual values. Totals may not sum due to rounding.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Revenue

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Subscription	$487,450	$356,727	$130,723	37%
Professional services and other	25,530	18,885	6,645	35%
Total revenue	$512,980	$375,612	$137,368	37%

Subscription revenue increased 37% during 2018 due to an increase throughout the year in Total Customers, which grew from 41,593 as of December 31, 2017 to 56,628 as of December 31, 2018. Total Average Subscription Revenue per Customer decreased from $10,180 for the year ended December 31, 2017 to $9,904 for the year ended December 31, 2018. The growth in Total Customers was primarily driven by our increased sales representative capacity to meet market demand. The decrease in Average Subscription Revenue per Customer was driven primarily by our continued adoption of our “freemium” model which allows us to add new customers through our lower cost products.

The 35% increase in professional services and other revenue resulted primarily from the increase in Total Customers and from delivery of on-boarding and training services for the additional subscriptions sold.

Total Cost of Revenue, Gross Profit and Gross Margin

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Total cost of revenue	$100,357	$75,729	$24,628	33%
Gross profit	412,623	299,883	112,740	38%
Gross margin	80%	80%

Total cost of revenue increased 33% during 2018 primarily due to an increase in subscription and hosting costs, employee-related costs, amortization of capitalized software development costs, amortization of acquired technology, and allocated overhead expenses. Gross margins remained consistent year-over-year.

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Subscription cost of revenue	$69,718	$51,563	$18,155	35%
Percentage of subscription revenue	14%	14%

The increase in subscription cost of revenue for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to the following:

Change
(in thousands)
Subscription and hosting costs	$6,972
Employee-related costs	6,123
Amortization of capitalized software development costs	3,022
Amortization of acquired technology	1,297
Allocated overhead expenses	741
$18,155

Subscription and hosting costs increased due to growth in our Total Customer base from 41,593 at December 31, 2017 to 56,628 at December 31, 2018. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products and increased functionality.  Amortization of acquired technology increased due to acquired technology being placed into service during the year ended December 31, 2018. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount.

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Professional services and other cost of revenue	$30,639	$24,166	$6,473	27%
Percentage of professional services and other revenue	120%	128%

The increase in professional services and other cost of revenue for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$5,138
Allocated overhead expenses	1,335
$6,473

Employee-related costs increased as a result of increased headcount as we continue to grow our professional services organization to support our customer growth. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount.

Research and Development

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Research and development	$117,603	$70,373	$47,230	67%
Percentage of total revenue	23%	19%

The increase in research and development expense for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$42,998
Allocated overhead expenses	4,232
$47,230

Employee-related costs increased as a result of increased headcount as we continue to grow our engineering organization to develop new products, increase functionality and to maintain our existing Growth Platform. Allocated overhead expense increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount.

Sales and Marketing

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Sales and marketing	$267,444	$212,859	$54,585	26%
Percentage of total revenue	52%	57%

The increase in sales and marketing expense for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$37,213
Partner commissions	9,898
Allocated overhead expense	4,427
Marketing programs	3,047
$54,585

Employee-related costs increased as a result of increased headcount as we continue to expand our selling and marketing organizations to grow our customer base. The increase in employee-related costs was partially offset by lower sales commissions expense due to amortizing deferred commission expense over a longer period of time compared to 2017 as a result of our adoption of new guidance related to revenue recognition. Partner commissions increased as a result of increased revenue generated through our Partners. Allocated overhead expenses increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount. Marketing programs increased as we continue to make investments in attracting new customers and increased the size of our annual INBOUND event.

General and Administrative

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
General and administrative	$75,834	$56,787	$19,047	34%
Percentage of total revenue	15%	15%

The increase in general and administrative expense for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$12,704
Allocated overhead expense	$2,952
Customer credit card fees	2,119
Professional fees	1,272
$19,047

Employee-related costs increased as a result of increased headcount as we continue to grow our business and require additional personnel to support our expanded operations. Allocated overhead expenses increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount. Customer credit card fees increased due to increased customer transactions as we continue to grow our business. Professional fees increased due to increased accounting, legal and consulting costs due to growth in the business

Other Expense

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Interest income	$9,176	$3,837	$5,339	139%
Percentage of total revenue	2%	1%
Interest expense	$(21,386)	$(13,181)	$(8,205)	62%
Percentage of total revenue	(4)%	(4)%
Other expense	$(1,492)	$(559)	$(933)	167%
Percentage of total revenue	*	*

*	not meaningful

Interest income primarily consists of interest earned on invested cash and cash equivalents balances and investments. The increase is primarily due to increased investment holdings from the proceeds received from the 2022 Notes and an increase in yields on our investment balances.

Interest expense primarily consists of amortization of the debt discount and issuance costs related to the 2022 Notes that is recorded as interest expense, contractual interest expense on the 2022 Notes, and interest on capital leases. The increase was primarily due to the 2022 Notes being outstanding for the entire year in 2018 and the use of the effective-interest method to amortize the debt discount and issuance costs related to the 2022 Notes.

Other expense primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities. The increase was primarily due to exchange rate fluctuations.

Income Tax (expense) benefit

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Income tax (expense) benefit	$(1,868)	$10,325	$(12,193)	(118)%
Effective tax rate	3%	-21%

Income tax (expense) benefit consists of current and deferred taxes for U.S. and foreign income taxes. The decrease in the income tax benefit was primarily due to the deferred tax impact of the acquisition of a business and the issuance of the 2022 Notes in the year ended December 31, 2017.

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

The increase in subscription cost of revenue for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$4,661
Subscription and hosting costs	3,151
Amortization of capitalized software development costs	1,627
Allocated overhead expenses	942
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

The increase in sales and marketing expense for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$30,632
Allocated overhead expenses	8,206
Partner commissions	6,243
Marketing programs	5,131
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

The increase in general and administrative expense for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$9,041
Customer credit card fees	1,106
Professional fees	900
Allocated overhead expenses	620
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

Other (Expense) Income

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

Income Tax Expense

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Income tax expense	$10,325	$(533)	$10,858	-2037%
Effective tax rate	-21%	1%

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

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents provided by operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cash and cash equivalents	$111,489	$87,680	$59,702
Working capital	475,409	424,205	48,870
Net cash and cash equivalents provided by operating activities	84,851	49,614	19,366
Net cash and cash equivalents used in investing activities	(71,230)	(396,611)	(22,829)
Net cash and cash equivalents provided by financing activities	12,778	376,806	8,473

Our cash and cash equivalents at December 31, 2018 was held for working capital purposes. We believe our working capital is sufficient to support our operations for at least the next 12 months. At December 31, 2018, $44.6 million of our cash and cash equivalents was held in accounts outside the United States. As of December 31, 2018 we completed our accounting for the US tax reform legislation and we determined that we will no longer assert indefinite reinvestment of our foreign earnings because these earnings have now been subject to United States Federal tax.  While we have concluded that any incremental tax incurred upon ultimate distribution of these earnings to be immaterial, our current plans do not demonstrate a need to repatriate undistributed earnings to fund our U.S. operations.

Net Cash and Cash Equivalents Provided by Operating Activities

Net cash and cash equivalents provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash and cash equivalents provided by operating activities during the year ended December 31, 2018 primarily reflected our net loss of $63.8 million and accretion of bond discount of $6.8 million offset by non-cash expenses that included $23.4 million of depreciation and amortization, $76.3 million in stock-based compensation, $2.3 million of non-cash rent expense and $20.3 million of amortization of debt discount and issuance costs. Working capital sources of cash and cash equivalents primarily included a $49.3 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period and a $11.9 million increase in accrued expenses, a $5.8 million increase in deferred rent, a $3.9 million decrease in prepaid and other assets, and a $3.3 million increase in accounts payable related to timing of bill payments. These sources of cash and cash equivalents were offset by a $17.7 million increase in accounts receivable as a result of increased billings to customers consistent with the overall growth of the business, and a $23.9 million increase in deferred commissions.

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

Net cash and cash equivalents used in investing activities during the year ended December 31, 2018 consisted primarily of $681.6 million of purchases of investments, $22.3 million of purchased property and equipment, $11.2 million of capitalized software development costs and $0.5 million related to the purchase of strategic investments. These uses of cash were offset by $644.4 million received related to the maturity of investments.

Net cash and cash equivalents used in investing activities during the year ended December 31, 2017 consisted primarily of $890.0 million of purchases of investments, $20.3 million of purchased property and equipment, $7.1 million of capitalized software development costs, $9.4 million for the acquisition of a business and purchase of technology, and $3.5 million related to strategic investments. These uses of cash were offset by $533.7 million received from the maturity of investments.

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

For the year ended December 31, 2018, cash and cash equivalents provided by financing activities consisted primarily of $21.6 million of proceeds related to issuance of common stock under stock plans. These sources of cash were offset by $8.0 million used for payment of employee taxes related to the net share settlement of stock-based awards and $0.7 million used for repayments of capital leases.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our reported revenues, results of operations and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet during and as of the reporting periods. These estimates, assumptions and judgments are necessary because future events and their effects on our results and the value of our assets cannot be determined with certainty and are made based on our historical experience and on other assumptions that we believe to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.

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

We pay our partners a commission based on the online software product sales price for sales to end-customers. The classification of the commission paid in our consolidated statements of operations depends on who purchases the online software product. In instances where the end-customer purchases the online software product from us, we are the principal and we record the commission paid to the partner as sales and marketing expense. When the partner purchases the online software product from us, we are the agent and we net the consideration paid to the partner against the associated revenue we recognize, as in these instances our customer is the partner and our remaining obligation is to the partner. We do not believe that we receive a tangible benefit from the commission payments to our partners.

Costs to Obtain a Contract with a Customer

Sales commissions earned by our sales force are considered incremental, recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be approximately one to three years. The one to three-year period has been determined by taking into consideration the type of product sold, the commitment term of the customer contract, the nature of the Company’s technology development life-cycle, and an estimated customer relationship period. Sales commissions for upgrade contracts are deferred and amortized on a straight-line basis over the remaining estimated customer relationship period of the related customer. While we do not anticipate any significant changes to the one to three year amortization period, if a change did occur it could produce a material impact on our financial statements. For example, if the commitment term of our customer contracts significantly increased, our deferred commission expense asset would increase, and our amortization expense would decrease in the period in which the change occurs.

Capitalized Software Development Costs

Software development costs consist of certain payroll and stock compensation costs incurred to develop functionality for our Growth Platform and internally built software platforms, as well as certain upgrades and enhancements that are expected to result in enhanced functionality. We capitalize certain software development costs for new offerings as well as upgrades to our existing software platforms. We amortize these development costs over the estimated useful life of two to five years on a straight-line basis. We believe there are two key estimates within the capitalized software balance, which are the determination of the useful life of the software and the determination of the amounts to be capitalized.

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

We determine the amount of internal software costs to be capitalized based on the amount of time spent by our developers on projects. Costs associated with building or significantly enhancing our Growth Platform and internally built software platforms are capitalized, while costs associated with planning new developments and maintaining our Growth Platform software and internally built software platforms are expensed as incurred. There is judgment involved in estimating the stage of development as well as estimating time allocated to a particular project. A significant change in the time spent on each project could have a material impact on the amount capitalized and related amortization expense in subsequent periods.

Stock-Based Compensation

We recognize compensation expense for option awards based on the fair value of the award and on a straight-line basis over the vesting period of the award based on the estimated portion of the award that is expected to vest.

Inherent in the valuation and recording of stock-based compensation for option awards, there are several estimates that we make in regard to valuation and expense that will be incurred. We use the Black-Scholes option pricing model to measure the fair value of our option awards when they are granted. For stock options and RSUs granted, our board of directors determines the fair value based on the closing price of our common stock as reported on the New York Stock Exchange on the date of grant. We use the daily historical volatility of companies we consider to be our peers. To determine our peer companies, we use the following criteria: software or software-as-a-service companies; similar histories and relatively comparable financial leverage; sufficient public company trading history; and in similar businesses and geographical markets. We use the peers’ stock price volatility over the expected life of our granted options to calculate the expected volatility. The expected term of employee option awards is determined using the average midpoint between vesting and the contractual term for outstanding awards, or the simplified method, because we do not yet have a sufficient history of option exercises. We consider this appropriate as we plan to see changes to our equity structure in the future and there is no other method that would be more indicative of exercise activity. The risk-free interest rate is based on the rate on U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. We have not paid dividends and do not anticipate paying a cash dividend in the foreseeable future and, accordingly, use an expected dividend yield of zero.

The following table summarizes the assumptions, other than fair value of our common stock, relating to our stock options granted in the years ended December 31, 2018, 2017, and 2016:

Year Ended December 31,
	2018	2017	2016
Dividend yield	—	—	—
Expected volatility (%)	41.34-43.55	39.4 - 43.7	38.0 - 41.0
Risk-free interest rate (%)	2.62-2.85	1.74 - 2.09	1.38 - 1.41
Expected term (years)	5.06-6.42	5.18 - 6.21	5.08 - 6.21

We will continue to use judgment in evaluating the expected volatility and expected term utilized in our stock-based compensation expense calculations on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimates of expected volatility and expected term, which could materially impact our future stock-based compensation expense.

Goodwill Impairment

Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment at least annually. We performed our annual impairment assessment on November 30, 2018. We operate under one reporting unit and as a result, evaluate goodwill impairment based on our fair value as a whole.

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

In assessing goodwill for impairment, an entity has the option to assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is more likely than not that the fair value of the reporting unit is greater than its carrying value, then performing the two-step impairment test is unnecessary. An entity can choose not to perform a qualitative assessment for any of its reporting units and proceed directly to the use of the two-step impairment test.

When assessing goodwill for impairment for the year ended December 31, 2018, we first performed a qualitative assessment to determine whether it was necessary to perform the two-step quantitative analysis. Based on the qualitive assessment we determined it was unlikely that our reporting unit fair value was less than its carrying value and the two-step impairment test was not required. Based on the results of our most recent annual qualitive assessment performed on November 30, 2018, there was no impairment of goodwill recorded.

Strategic Investments

We hold strategic investments consisting of non-controlling equity investments in privately held companies. These investments without readily determinable fair values for which the Company does not have the ability to exercise significant influence are accounted for using the measurement alternative. Under the measurement alternative, the non-marketable securities are carried at cost less any impairments, plus or minus adjustments resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Fair value is not estimated for non-marketable equity securities if there are no identified events or changes in circumstances that may have an effect on the fair value of the investment.

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course a business. Certain of our leases contain optional termination dates. The table below only includes payments up to the optional termination date. If we were to extended leases beyond the optional termination date the future commitments would increase by approximately $84.2 million. Below is a table that shows the projected outlays as of December 31, 2018:

		Payments due in:
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Capital lease obligations	$311	$290	$21	$—	$—
Operating leases obligations	352,279	27,755	69,183	71,000	184,341
Vendor commitments	58,053	27,115	29,632	1,306	—
Total	$410,643	$55,160	$98,836	$72,306	$184,341

In February 2019, we entered into a new 3 year property lease in Sydney, Australia. In conjunction with the new lease existing leases were amended. The new lease commences in April 2019 and we will pay an aggregate of approximately $1.7 million in incremental rent over the 3 year term.

Letters of Credit

As of December 31, 2018, we had a total of $5.6 million in letters of credit outstanding substantially in favor of certain landlords for office space. These irrevocable letters of credit, which are not included in the table of contractual obligations above, are secured by Certificate of Deposits and are expected to remain in effect, in some cases, until 2029.

Off Balance Sheet Arrangements

We have no material off-balance sheet arrangements at December 31, 2018 or 2017 exclusive of items described above and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

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

The table below provides a sensitivity analysis of hypothetical 10% changes of our stock price as of December 31, 2018 and the estimated impact on the fair value of the 2022 Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such event may have on the fair value of the 2022 Notes.

Hypothetical change in HubSpot stock price	Fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$619,720	$44,520	8%
No change	$575,200	$—	—
10% decrease	$529,480	$(45,720)	(8)%

ITEM 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of HubSpot, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of HubSpot, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 12, 2019

We have served as the Company’s auditor since 2016.

HUBSPOT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$111,489	$87,680
Short-term investments	480,761	416,663
Accounts receivable—net of allowance for doubtful accounts of $1,317 and $638 at December 31, 2018 and 2017, respectively	77,100	60,676
Deferred commission expense	23,664	13,343
Restricted cash	5,175	4,757
Prepaid expenses and other current assets	14,229	19,382
Total current assets	712,418	602,501
Long-term investments	11,450	31,394
Property and equipment, net	52,468	43,294
Capitalized software development costs, net	12,746	8,760
Deferred commission expense, net of current portion	18,114	—
Other assets	6,888	4,964
Intangible assets, net	4,919	6,312
Goodwill	14,950	14,950
Total assets	833,953	712,175
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	7,810	4,657
Accrued compensation costs	23,589	16,329
Accrued expenses and other current liabilities	22,305	20,430
Deferred revenue	183,305	136,880
Total current liabilities	237,009	178,296
Deferred rent, net of current portion	26,445	18,868
Deferred revenue, net of current portion	2,179	2,277
Other long-term liabilities	4,897	3,927
Convertible senior notes	318,782	298,447
Total liabilities	589,312	501,815
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value—authorized, 500,000 shares; issued and outstanding, 39,300 and 37,503 at December 31, 2018 and 2017, respectively	40	38
Additional paid-in capital	589,708	496,461
Accumulated other comprehensive loss	(723)	(57)
Accumulated deficit	(344,384)	(286,082)
Total stockholders’ equity	244,641	210,360
Total liabilities and stockholders’ equity	$833,953	$712,175

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Subscription	$487,450	$356,727	$254,775
Professional services and other	25,530	18,885	16,192
Total revenue	512,980	375,612	270,967
Cost of Revenue:
Subscription	69,718	51,563	41,182
Professional services and other	30,639	24,166	20,683
Total cost of revenue	100,357	75,729	61,865
Gross profit	412,623	299,883	209,102
Operating expenses:
Research and development	117,603	70,373	45,997
Sales and marketing	267,444	212,859	162,647
General and administrative	75,834	56,787	45,120
Total operating expenses	460,881	340,019	253,764
Loss from operations	(48,258)	(40,136)	(44,662)
Other expense:
Interest income	9,176	3,837	854
Interest expense	(21,386)	(13,181)	(265)
Other expense	(1,492)	(559)	(956)
Total other expense	(13,702)	(9,903)	(367)
Loss before income tax (expense) benefit	(61,960)	(50,039)	(45,029)
Income tax (expense) benefit	(1,868)	10,325	(533)
Net loss	(63,828)	(39,714)	(45,562)
Net loss per common share, basic and diluted	$(1.66)	$(1.08)	$(1.29)
Weighted average common shares used in computing basic and diluted net loss per common share:	38,529	36,827	35,197

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year ended December 31,
	2018	2017	2016
Net loss	$(63,828)	$(39,714)	$(45,562)
Other comprehensive loss:
Foreign currency translation adjustments	(776)	968	(172)
Changes in unrealized gain (loss) on investments, net of income taxes of $0 in 2018, $0 in 2017, and $71 in 2016.	110	(161)	113
Comprehensive loss	$(64,494)	$(38,907)	$(45,621)

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

	Common Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balances at January 1, 2016	34,313	$34	$322,833	$(805)	$(200,354)	$121,708
Issuance of common stock under stock plans, net of shares withheld for employee taxes	1,471	2	8,745	—	—	8,747
Stock-based compensation	—	—	33,866	—	—	33,866
Unrealized loss on investments, net of income taxes of $71	—	—	—	113	—	113
Cumulative translation adjustment	—	—	—	(172)	—	(172)
Net loss	—	—	—	—	(45,562)	(45,562)
Balances at December 31, 2016	35,784	36	365,444	(864)	(245,916)	118,700
Issuance of common stock under stock plans, net of shares withheld for employee taxes	1,719	2	7,919	—	—	7,921
Stock-based compensation	—	—	48,933	—	—	48,933
Cumulative adjustment from adoption of stock compensation standard	—	—	452		(452)	—
Unrealized gain on investments, net of income taxes of $0				(161)		(161)
Cumulative translation adjustment	—	—	—	968	—	968
Equity component of 2022 Notes (Note 7)	—	—	73,713	—	—	73,713
Net loss	—	—	—	—	(39,714)	(39,714)
Balances at December 31, 2017	37,503	38	496,461	(57)	(286,082)	210,360
Issuance of common stock under stock plans, net of shares withheld for employee taxes	1,797	2	14,729	—	—	14,731
Stock-based compensation	—	—	78,518	—	—	78,518
Cumulative adjustment from adoption of revenue recognition standard (Note 2)	—	—		—	5,526	5,526
Cumulative translation adjustment	—	—	—	(776)	—	(776)
Unrealized loss on investments, net of income taxes of $0	—	—	—	110	—	110
Net loss	—	—	—	—	(63,828)	(63,828)
Balances at December 31, 2018	39,300	$40	$589,708	$(723)	$(344,384)	$244,641

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Operating Activities:
Net loss	$(63,828)	$(39,714)	$(45,562)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	23,428	15,786	11,177
Stock-based compensation	76,261	47,317	32,675
Deferred income tax expense (benefit)	36	(11,546)	(133)
Amortization of debt discount and issuance costs	20,335	12,366	—
(Accretion) amortization of bond discount premium	(6,787)	(1,576)	647
Non-cash rent expense	2,336	5,039	3,968
Unrealized currency translation	483	(139)	81
Changes in assets and liabilities, net of acquisition
Accounts receivable	(17,726)	(20,180)	(14,099)
Prepaid expenses and other assets	3,880	(5,588)	(6,126)
Deferred commission expense	(23,900)	(4,004)	(453)
Accounts payable	3,298	1,100	983
Accrued expenses and other current liabilities	11,920	8,195	4,004
Deferred rent	5,799	3,559	(107)
Deferred revenue	49,316	38,999	32,311
Net cash and cash equivalents provided by operating activities	84,851	49,614	19,366
Investing Activities:
Purchases of investments	(681,632)	(890,009)	(52,131)
Maturities and sales of investments	644,375	533,660	50,840
Purchases of property and equipment	(22,305)	(20,276)	(15,789)
Capitalization of software development costs	(11,168)	(7,071)	(5,749)
Acquisition of a business and purchase of technology	—	(9,415)	—
Purchase of strategic investments	(500)	(3,500)	—
Net cash and cash equivalents used in investing activities	(71,230)	(396,611)	(22,829)
Financing Activities:
Employee taxes paid related to the net share settlement of stock-based awards	(8,033)	(4,419)	(2,368)
Proceeds related to the issuance of common stock under stock plans	21,555	13,086	11,584
Proceeds from issuance of convertible notes, net of issuance costs paid of $10,767	—	389,233	—
Purchase of note hedge related to convertible notes	—	(78,920)	—
Proceeds from the issuance of warrants related to convertible notes, net of issuance costs paid of $200	—	58,880	—
Repayment of capital lease obligations	(744)	(1,054)	(743)
Net cash and cash equivalents provided by financing activities	12,778	376,806	8,473
Effect on exchange rate changes on cash and cash equivalents	(2,069)	2,790	(760)
Net increase in cash, cash equivalents and restricted cash	24,330	32,599	4,250
Cash, cash equivalents and restricted cash, beginning of year	92,784	60,185	55,935
Cash, cash equivalents and restricted cash, end of year	$117,114	$92,784	$60,185
Supplemental cash flow disclosure:
Cash paid for interest	$1,036	$762	$174
Cash paid for income taxes	$1,842	$855	$954
Non-cash investing and financing activities:
Property and equipment acquired under capital lease	$—	$1,039	$995
Capital expenditures incurred but not yet paid	$666	$680	$1,383
Asset retirement obligations	$216	$575	$561

The accompanying notes are an integral part of the consolidated financial statements

HUBSPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations

HubSpot, Inc. (the “Company”), provides a cloud-based inbound marketing and sales platform which features integrated applications to help businesses attract visitors to their websites, convert visitors into leads, close leads into customers and delight customers so they become promoters of those businesses. These integrated applications include a CRM, search engine optimization, blogging, website content management, messaging, chatbots, social media, marketing automation, email, predictive lead scoring, sales productivity, ticketing and helpdesk tools, customer NPS surveys, analytics, and reporting.

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

Loss Per Share — Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, restricted stock units (“RSUs”), the shares issuable under the Employee Stock Purchase Plan (“ESPP”), common stock warrants, and the Conversion Option of the 2022 Notes are considered to be potential common stock equivalents.

A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per share amounts)
Net loss	$(63,828)	$(39,714)	$(45,562)
Weighted-average common shares outstanding—basic	38,529	36,827	35,197
Dilutive effect of share equivalents resulting from stock options, RSUs, ESPP common stock warrants, and the Conversion Option of the 2022 Notes	—	—	—
Weighted-average common shares outstanding-diluted	38,529	36,827	35,197
Net loss per common share, basic and diluted	$(1.66)	$(1.08)	$(1.29)

Since the Company incurred net losses for each of the periods presented, diluted net loss per share is the same as basic net loss per share. The Company’s outstanding stock options, RSUs, shares issuable under the ESPP, common stock warrants, and Conversion Option of the 2022 Notes were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. The following table contains all potentially dilutive common stock equivalents.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Options to purchase common shares	1,824	2,085	2,709
RSUs	1,732	2,315	2,264
Conversion option of the 2022 Notes	967	—	—
Common stock warrants	244	—	—
ESPP	—	10	11

The Company expects to settle the principal amount of the 2022 Notes (Note 7) in cash, and therefore, the Company uses the treasury stock method for calculating any potential dilutive effect of the Conversion Option on diluted net income per share, if applicable. The Conversion Option will have a dilutive impact on net income per share when the average market price of the Company’s common stock for a given period exceeds the conversion price of the 2022 Notes of $94.77 per share. The common stock warrants will have a dilutive impact on net income per share when the average price of the Company’s common stock for a given period exceeds $115.83. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended December 31, 2018 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending March 31, 2019. As of  February 8, 2019, no holders have converted or indicated their intention to convert the 2022 Notes.

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

Strategic investments — Strategic investments consist of non-controlling equity investments in privately held companies. These investments without readily determinable fair values for which the Company does not have the ability to exercise significant influence are accounted for using the measurement alternative. Under the measurement alternative, the non-marketable securities are carried at cost less any impairments, plus or minus adjustments resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

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

The following is a roll forward of the Company’s allowance for doubtful accounts (in thousands):

	Balance Beginning of Period	Charged to Statement of Operations	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2018	$638	$5,514	$(4,835)	$1,317
Year ended December 31, 2017	$617	$3,353	$(3,332)	$638
Year ended December 31, 2016	$371	$2,517	$(2,271)	$617

(1)	Deductions include actual accounts written-off, net of recoveries.

Restricted Cash —The Company had restricted cash of $5.6 million at December 31, 2018 and $5.1 million at December 31, 2017 related to letters of credit for it leased facilities. The following table provides a reconciliation of the cash, cash equivalents and restricted cash within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows for the year ended December 31, 2018 and 2017.

	December 31, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$111,489	$87,680
Restricted cash	5,175	4,757
Restricted cash, included in other assets	450	347
Total cash, cash equivalents, and restricted cash	$117,114	$92,784

Property and Equipment —Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to leasehold improvements. Depreciation is recorded over the following estimated useful lives:

Estimated Useful Life
Employee related computer equipment	2 -3 years
Computer equipment and purchased software	3 years
Office equipment	5 years
Furniture and fixtures	5 years
Internal use software	5 years
Leasehold improvements	Lesser of lease term or useful life

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

The changes in these obligations during the year ending December 31, 2018 and December 31, 2017 are as follows:

	Year Ended December 31,
	2018	2017
	(in thousands)
Beginning balance	$1,191	$591
Additions	459	580
Accretion	92	46
Settlements	—	(26)
Updates to estimated cash flows	(318)	—
Ending balance	$1,424	$1,191

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

Intangible Assets — Intangible assets consist of acquired technology. We record acquired intangible assets at fair value on the date of acquisition. and amortize such assets using the straight-line method over the expected useful life of the asset. The estimated useful life of acquired technology is two to three years. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. If the estimate of an intangible asset’s remaining useful life is changed, we amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

Goodwill —Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company has no other intangible assets with indefinite useful lives. Goodwill is not subject to amortization but is monitored annually for impairment or more frequently if there are indicators of impairment. Management considers the following potential indicators of impairment: significant underperformance relative to historical or projected future operating results, significant changes in the Company’s use of acquired assets or the strategy of the Company’s overall business, significant negative industry or economic trends and a significant decline in the Company’s stock price for a sustained period. The Company performs its annual impairment test on November 30. Currently, the Company’s goodwill is evaluated at the entity level as it is determined there is only one reporting unit. When assessing goodwill for impairment the Company first performs a qualitative assessment to determine whether it is necessary to perform the two-step quantitative analysis. If the Company determines it is unlikely that our reporting unit fair value was less than its carrying value then no two-step impairment test is performed. If the Company can not make a determination based on the qualitative assessment then the Company performs a two-step impairment test. Based on the qualitive assessment performed on November 30, 2018, the Company determined it was unlikely that our reporting unit fair value was less than its carrying value and no two-step impairment test was required. There were no indicators that the Company’s goodwill had become impaired since that date, and as such, there was no impairment of goodwill as of November 30, 2018 or December 31, 2018.

For the years ended December 31, 2018, 2017 and 2016, the Company did not recognize an impairment charge.

Advertising Expense —The Company expenses advertising as incurred, which is included in sales and marketing expense in the accompanying consolidated statements of operations. The Company incurred $8.4 million of advertising expense in 2018, $5.5 million in 2017, and $4.2 million in 2016.

Revenue Recognition — The Company generates revenue from arrangements with multiple performance obligations, which typically include subscriptions to its online software products and professional services which include on-boarding and training services. The Company’s customers do not have the right to take possession of the online software products.  The Company recognizes revenue from contracts with customers using a five-step model, which is described below:

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

Disaggregation of Revenue

The Company provides disaggregation of revenue based on geographic region (Note 8) and based on the subscription versus  professional services and other classification on the consolidated statements of operations as it believes these best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors

Deferred Revenue, Deferred Commission Expense, and Accrued Expenses and Other Current Liabilities

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

Deferred revenue during the year ended December 31, 2018 increased by $46.3 million resulting from $559.3 million of additional invoicing and was offset by revenue recognized of $513.0 million during the same period. $138.1million of revenue was recognized during the year ended December 31, 2018 that was included in deferred revenue at the beginning of the period. As of December 31, 2018, approximately $126.4 million of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year.  The Company expects to recognize revenue on approximately 94% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

Additional contract liabilities $1.6 million and $1.0 million were included in accrued expenses and other current liabilities on the consolidated balance sheet for the years ended December 31, 2018 and December 31, 2017.

The incremental direct costs of obtaining a contract, which primarily consist of sales commissions paid for new subscription contracts, are deferred and amortized on a straight-line basis over a period of approximately one to three years.  The one to three-year period has been determined by taking into consideration the type of product sold, the commitment term of the customer contract, the nature of the Company’s technology development life-cycle, and an estimated customer relationship period.  Sales commissions for upgrade contracts are deferred and amortized on a straight-line basis over the remaining estimated customer relationship period of the related customer.  Deferred commission expense that will be recorded as expense during the succeeding 12-month period is recorded as current deferred commission expense, and the remaining portion is recorded as long-term deferred commission expense.

Deferred commission expense during the year ended December 31, 2018 increased by $22.9 million as a result of deferring incremental costs of obtaining a contract of $42.9  million and was offset by amortization of $20.0 million during the same period.

Partner Commissions

The Company pays its partners a commission based on the sales price for the subscription purchased. The classification of the commission paid on the Company’s consolidated statements of operations depends on who purchases the subscription. In instances where the end-customer purchases from the Company, the Company is the principal and it records the commission paid to the partner as sales and marketing expense. When the partner purchases directly from the Company (on behalf of an end-customer), the Company is the agent and it nets the consideration paid to the partner against the associated revenue it recognizes, as in these instances the Company’s customer is the partner and the Company’s remaining obligation is to the partner. The Company does not believe that it receives a tangible benefit from the commission payment to the partner.

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

The Company’s investments consist of highly rated corporate debt securities and U.S. Treasury securities. The Company limits the amount of investments in any single issuer, except U.S. Treasuries. The Company believes that, as of December 31, 2018, its concentration of credit risk related to investments was not significant.

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

At December 31, 2018 and 2017 there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue in any of the periods presented.

Foreign Currency —The functional currency of the Company’s foreign subsidiaries is the local currency. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates; with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive loss. Income and expense accounts are translated at the weighted-average exchange rates during the period. Foreign currency transaction gains and losses are recorded in other expense.

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

Capitalized software development costs, exclusive of those costs recorded within property and equipment, consisted of the following:

	December 31, 2018	December 31, 2017
	(in thousands)
Gross capitalized software development costs	$46,169	$33,360
Accumulated amortization	(33,423)	(24,600)
Capitalized software development costs, net	$12,746	$8,760

The Company capitalized software development costs, exclusive of costs recorded within property and equipment, of $12.8 million in 2018, $8.2 million in 2017, and $6.4 million in 2016. Stock-based compensation costs included in capitalized software were $2.4 million in 2018, $1.6 million in 2017, and $1.2 million in 2016.

Amortization of capitalized software development costs, exclusive of costs recorded within property and equipment, was $9.2 million in 2018, $6.3 million in 2017, and $5.1 million in 2016. Amortization expense is included in cost of revenue in the consolidated statements of operations.

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

Stock-Based Compensation — The Company accounts for all stock options and awards granted to employees and nonemployees using a fair value method. Stock-based compensation is recognized as an expense and is measured at the fair value of the award. The measurement date for awards is generally the date of the grant. Stock-based compensation costs are recognized as expense over the requisite service period, which is generally the vesting period for awards, on a straight-line basis for awards with only a service condition, and using the graded-method for awards with both a performance and service that were granted prior to our IPO, and on a straight-line basis for the awards that were granted following our IPO, which only have service conditions.

Recent Accounting Pronouncements— Recent accounting standards not included below are not expected to have a material impact on our consolidated financial position and results of operations.

Recent Accounting Pronouncements Adopted in 2018:

In November 2016, the Financial Accounting Standards Board  (“FASB”) issued guidance related to the presentation of restricted cash within the statement of cash flows. The guidance requires entities to show the changes in cash, cash equivalents, and restricted cash in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. The Company adopted the updated guidance as of January 1, 2018. As a result of adopting this guidance cash and cash equivalents used in investing activities increased by $521 thousand and net increase in cash, cash equivalents, and restricted cash also increased by $521 thousand for the year ended December 31, 2018. Cash and cash equivalents used in investing activities increased by $4.6 million and net increase in cash, cash equivalents, and restricted cash increased by $4.6 million for the year ended December 31, 2017 in the consolidated statements of cash flows. Cash and cash equivalents used in investing activities increased by $128 thousand and net increase in cash, cash equivalents, and restricted cash increased by $128 thousand for the year ended December 31, 2016 in the consolidated statements of cash flows.

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

The resulting impact to the consolidated statements of operations and comprehensive loss of applying the new guidance for the year ended December 31, 2018 versus the prior guidance was a decrease to subscription revenue of $613 thousand, an increase to professional services and other revenue of $372 thousand, a decrease to total revenues of $241 thousand, and a decrease to selling and marketing expense and total operating expenses of $16.7 million for the year ended December 31, 2018, and a decrease to income tax (expense) benefit of $168 thousand.  The resulting impact to loss from operations and loss before income tax (expense) benefit was $16.5 million. The resulting impact to net loss and comprehensive loss was $16.7 million.  The resulting impact on basic earnings per share was $0.43.

The resulting impact to the consolidated balance sheet of applying the new guidance in 2018 versus the prior guidance was a increase to short-term deferred commissions and total current assets of $4.1 million, an increase to long-term deferred commissions of $18.1 million, a decrease to other assets of $98 thousand, an increase in total assets of $22.1 million, a decrease to short-term deferred revenue, and total current liabilities of $89 thousand, an increase to other liabilities of $8 thousand, a decrease to total liabilities of $81 thousand, a decrease to accumulated deficit and increase to total stockholders’ equity of $22.2 million, and an increase to total liabilities and stockholders’ equity of $22.1 million.  There was no impact to total cash flow from operations of applying the new guidance in 2018 versus the prior guidance because the decrease in net loss of $16.7 million, increase in the change in deferred commission expense of $16.7 million, increase in the change in deferred revenue  of $0.2 million, and decrease in deferred taxes of $0.2 million net to $0 within cash flows from operations.

Recent Accounting Pronouncements to be Adopted in 2019:

In June 2018, the FASB issued guidance to expand the guidance for stock-based compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company does not believe the adoption of this guidance will have a material impact on the consolidated financial statements.

In February 2016, the FASB issued guidance that requires lessees to recognize most leases on their balance sheets but record expenses on their income statements in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The guidance is effective in 2019 with early adoption permitted. The Company will adopt the standard on January 1, 2019. The guidance is required to be adopted using a modified retrospective approach. Upon adoption, the Company expects to elect the transition relief package, permitted within the new standard, in which the Company will not reassess the classification of existing leases, whether any expired or existing contracts contain a lease, and if existing leases have any initial direct costs. The standard will have a material impact on the Company’s consolidated balance sheet but will not have a material impact on the Company’s consolidated statement of operations, consolidated statement of comprehensive loss, or consolidated statement of cash flows. The most significant impact will be the recognition of right-of-use assets and lease liabilities for operating leases as the Company expects the obligations under existing operating leases, as disclosed in Note 9 to the consolidated financial statements, will be reported in the consolidated balance sheet upon adoption. The Company is currently evaluating the potential changes from this guidance to future financial reporting and disclosures and designing and implementing related processes and controls. The Company is still assessing the incremental borrowing rates to be used in determining the quantitative impact of adoption on the Company’s financial position.

Recent Accounting Pronouncements to be Adopted in 2020:

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at December 31, 2018 and December 31, 2017:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$1,579	$—	$—	$1,579
Commercial paper	—	8,242	—	8,242
Corporate bonds	—	70,728	—	70,728
U.S. Treasury securities	—	413,241	—	413,241
Restricted cash:
Certificates of deposit	—	5,625	—	5,625
Total	$1,579	$497,836	$—	$499,415

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$12,845	$—	$—	$12,845
Commercial paper	—	5,867	—	5,867
Corporate bonds	—	81,668	—	81,668
U.S. government agency obligations	—	3,987	—	3,987
U.S. Treasury securities	—	356,535	—	356,535
Restricted cash:
Certificates of deposit	—	5,105	—	5,105
Total	$12,845	$453,162	$—	$466,007

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At December 31, 2018 and December 31, 2017, our Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.

As of December 31, 2018, the fair value of the 2022 Notes (Note 7) was $575.2 million.  The fair value was determined based on the quoted price of the 2022 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy.

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

Strategic investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the statement of operations. The Company holds $4.0 million of strategic investments without readily determinable fair values at December 31, 2018 and $3.5 million of strategic investments without readily determinable fair values at December 31, 2017. These investments are included in other assets on the consolidated balance sheets. There have been no adjustments to the carrying value of strategic investments resulting from impairments or observable price changes.

The following tables summarize the composition of our short- and long-term investments at December 31, 2018 and 2017:

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$8,256	$—	$(14)	$8,242
Corporate bonds	70,958	3	(233)	70,728
U.S. Treasury securities	413,323	56	(138)	413,241
Total	$492,537	$59	$(385)	$492,211

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$5,874	$—	$(7)	$5,867
Corporate bonds	81,947	—	(279)	81,668
U.S. government agency obligations	4,000	—	(13)	3,987
U.S. Treasury securities	356,671	8	(144)	356,535
Total	$448,492	$8	$(443)	$448,057

For all of our securities for which the amortized cost basis was greater than the fair value at December 31, 2018 and 2017, the Company has concluded that there is no plan to sell the security nor is it more likely than not that the Company would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, the Company considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

Contractual Maturities

The contractual maturities of short-term and long-term investments held at December 31, 2018 and 2017 are as follows:

	December 31, 2018		December 31, 2017
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
	( in thousands)
Due within one year	$481,071	$480,761	$416,932	$416,663
Due after 1 year and within 2 years	11,466	11,450	31,560	31,394
Total	$492,537	$492,211	$448,492	$448,057

4. Property and Equipment

Property and equipment as of December 31, 2018 and December 31, 2017 consists of the following:

	December 31.
	2018	2017
	(in thousands)
Computer equipment & purchased software	$8,163	$4,571
Employee computer equipment	8,972	4,260
Furniture and fixtures	13,019	11,083
Office equipment	2,551	2,620
Leasehold improvements	42,894	33,446
Equipment under capital lease	3,450	3,450
Internal-use software	5,363	2,892
Construction in progress	2,498	3,198
Total property and equipment	86,910	65,520
Less accumulated depreciation	(34,442)	(22,226)
Property and equipment, net	$52,468	$43,294

Depreciation and amortization expense was $12.9 million in 2018, $9.4 million in 2017, and $5.9 million in 2016.

Accumulated depreciation for equipment under capital lease was $3.1 million as of December 31, 2018 and $2.4 million as of December 31, 2017.

The Company capitalized asset retirement costs of $1.3 million at December 31, 2018 and $1.1 million at December 31, 2017 within leasehold improvements on the consolidated balance sheets, and recorded the related liability to other long-term liabilities. These costs represent future lease restoration obligations as required by Company’s leases.

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

The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed as part of the business combination were determined based on the replacement costs and present value of expected after-tax cash flows attributable to the business which were derived from management’s estimates and assumptions. The sole intangible asset acquired in the business combination was developed technology and the estimate of fair value of the developed technology was determined using a replacement cost approach and the useful life of the technology was estimated to be two years.  The Company began amortizing the acquired technology in 2018 when the technology is placed in use. The acquired technology is being amortized over its useful life of two years as cost of subscription revenue in the consolidated statements of operations.

The allocation of the purchase price to the estimated fair value of acquired assets and assumed liabilities is $32 thousand of tangible assets, $6.0 million of acquired technology, and $5.2 million of goodwill. As part of the purchase price allocation, the Company recorded a deferred tax benefit of $2.2 million from a partial release of its deferred tax asset valuation allowance.  The net deferred tax liability from this acquisition provided a source of additional income to support the realizability of the Company’s pre-existing deferred tax assets and as a result, the Company released a portion of its valuation allowance. Lastly, there was approximately $4.0 million of potential consideration that was not included in the purchase price allocation as it is not associated with pre-combination services.  Through December 31, 2018, $3.8 million of this consideration had been earned and recorded as operating expense in the consolidated statements of operations. The remaining $0.2 million will be recorded as it is earned over a period of approximately 2 years.

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

6. Intangible Assets

Intangible assets as of December 31, 2018 and 2017 consist of the following:

	Weighted Average Remaining Useful Life	December 31,
		2018	2017
		(in thousands)
Acquired technology	20 Months	$7,252	$7,252
Accumulated amortization		(2,333)	(940)
Total		$4,919	$6,312

The estimated useful life of acquired technology is two to three years. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Amortization expense related to intangible assets was $1.4 million in 2018, $103 thousand in 2017, and $84 thousand in 2016. Amortization expense of acquired technology is included in cost of subscription revenue in the consolidated statements of operations.

Estimated future amortization expense for intangible assets as of December 31, 2018 is as follows:

Years ended December 31,	Amortization Expense
(in thousands)
2019	3,112
2020	1,807
Total	$4,919

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

Each $1,000 principal amount of the 2022 Notes will initially be convertible into 10.5519 shares of the Company’s common stock (the “Conversion Option”), which is equivalent to an initial conversion price of approximately $94.77 per share, subject to adjustment upon the occurrence of specified events. The 2022 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding February 1, 2022, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2017, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. At December 31, 2018 and 2017 the Company has reserved approximately 4.2 million shares of common stock for issuance upon conversion of the 2022 Notes. On or after February 1, 2022 until the close of business on the second scheduled trading day immediately preceding the Maturity Date, holders may convert their 2022 Notes at any time, regardless of the foregoing circumstances.  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.  If the Company undergoes a fundamental change prior to the maturity date, holders of the notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended December 31, 2018 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending March 31, 2019. As of  February 8, 2019, no holders have converted or indicated their intention to convert the 2022 Notes.

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

The net carrying amount of the liability component of the 2022 Notes is as follows:

	As of December 31, 2018	As of December 31, 2017
	(in thousands)
Principal	$400,000	$400,000
Unamortized debt discount	(75,575)	(94,498)
Unamortized issuance costs	(5,643)	(7,055)
Net carrying amount	$318,782	$298,447

The net carrying amount of the equity component of the 2022 Notes is as follows:

	As of December 31, 2018	As of December 31, 2017
	(in thousands)
Debt discount for conversion option	$106,006	106,006
Issuance costs	(2,854)	(2,854)
Net carrying amount	$103,152	$103,152

Interest expense related to the 2022 Notes is as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Contractual interest expense	$1,000	$639	$—
Amortization of debt discount	18,923	11,507	—
Amortization of issuance costs	1,412	859	—
Total interest expense	$21,335	$13,005	$—

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

The number of shares of our common stock underlying the warrants is 4.2 million, the same number of shares originally underlying the 2022 Notes and the Convertible Note Hedge transactions.  The Company has reserved 4.2 million shares of common stock for the underlying warrants.

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

8. Segment Information and Geographic Data

As more fully described in the Company’s Summary of Significant Accounting Policies, the Company operates in one operating segment. Revenue and long-lived assets by geographic region, based on physical location of the operations recording the sale or the assets are as follows:

Revenues by geographical region:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Americas	$361,136	$283,696	$219,422
Europe	117,670	70,895	41,616
Asia Pacific	34,174	21,021	9,929
Total	$512,980	$375,612	$270,967
Percentage of revenues generated outside of the Americas	30%	24%	19%

Revenue derived from customers outside the United States (international) was approximately 37% of total revenue in 2018, 33% of total revenue in 2017 and 28% of total revenue in 2016.

Total long-lived assets by geographical region:

	As of December 31, 2018	As of December 31, 2017
	(In thousands)
Americas	$35,186	$29,764
Europe	13,913	11,257
Asia Pacific	3,369	2,273
Total long lived assets	$52,468	$43,294
Percentage of long lived assets held outside of the Americas	33%	31%

9. Commitments and Contingencies

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through May 2031. Rent expense for non-cancellable operating leases with free rental periods or scheduled rent increases is recognized on a straight-line basis over the terms of the leases. Certain leases contain optional termination dates. The table below only includes payments up to the optional termination date. If the Company were to extended leases beyond the optional termination date the future commitments would increase by approximately $84.2 million. Improvement reimbursements from landlords of $12.8 million are being amortized on a straight-line basis into rent expense over the terms of the leases. The difference between required lease payments and rent expense has been recorded as deferred rent.

Rent expense was $23.1 million in 2018, $18.9million in 2017, and $13.8 million in 2016. Deferred rent was $27.0 million as of December 31, 2018 and $19.0 million as of December 31, 2017.

Future minimum payments under all operating and capital lease agreements as of December 31, 2018, are as follows:

	Operating	Capital
	(in thousands)
2019	$27,755	$298
2020	33,769	33
2021	35,414	—
2022	35,314	—
2023	35,686	—
Thereafter	184,341	—
Total	$352,279	331
Less: Portion representing interest		(20)
Capital lease obligation		$311

In February 2019,  the Company entered into a new 3 year property lease in Sydney, Australia. In conjunction with the new lease existing leases were amended. The new lease commences in April 2019 and the Company will pay an aggregate of approximately $1.7 million in incremental rent over the 3 year term.

The Company has entered into certain non-cancelable arrangements (“Vendor Commitments”), which require the future purchase of goods or services.

Future minimum payments under all Vendor Commitments as of December 31, 2018, are as follows:

	Product related obligations	INBOUND event obligations
	(in thousands)
2019	26,462	653
2020	19,000	316
2021	10,000	316
2022	—	653
2023	—	653
Total	$55,462	$2,591

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

10. Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ equity, for the years ended December 31, 2018 and 2017:

	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Investments	Total
	(in thousands)
Beginning balance at January 1, 2017	$(589)	$(275)	$(864)
Other comprehensive income (loss) before reclassifications	968	(161)	807
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Ending balance at December 31, 2017	$379	$(436)	$(57)
Other comprehensive income (loss) before reclassifications	(776)	110	(666)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Ending balance at December 31, 2018	$(397)	$(326)	$(723)

11. Stockholders’ Equity and Stock-Based Compensation

Common Stock Reserved —As of December 31, 2018 and 2017, the Company has authorized 500 million shares of common stock. The number of shares of common stock reserved for the vesting of RSUs and exercise of common stock options are as follows (in thousands):

	December 31, 2018	December 31, 2017
RSUs	1,983	2,085
Common stock options	1,840	2,315
	3,823	4,400

For shares reserved for issuance for the Conversion Option of the 2022 Notes and common stock warrants see Note 7.

Equity Incentive Plan —The Company’s 2007 Equity Incentive Plan (the “2007 Plan”) was terminated in connection with the IPO, and accordingly, no shares are available for issuance under the 2007 Plan. The 2007 Plan will continue to govern outstanding awards granted thereunder, the 2007 Plan provided for the grant of qualified incentive stock options and nonqualified stock options or other awards such as RSUs to the Company’s employees, officers, directors and outside consultants. The term of each option is fixed by the Company’s compensation committee and may not exceed 10 years from the date of grant. As of December 31, 2018, 1.3 million options to purchase common stock and no RSUs remained outstanding under the 2007 Plan.

On September 25, 2014, the Company’s board of directors adopted and the Company’s stockholders approved the 2014 Stock Option and Incentive Plan (the “2014 Plan”). The 2014 Plan became effective upon the closing of the Company’s IPO in the fourth quarter of 2014. The Company initially reserved 1,973,551 shares of its common stock, or the Initial Limit, for the issuance of awards under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each January 1, beginning on January 1, 2015, by 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. The term of each option is fixed by the Company’s compensation committee and may not exceed 10 years from the date of grant. As of December 31, 2018,  563 thousand options to purchase common stock and 2.0 million RSUs remained outstanding under the 2014 Plan.

Equity Compensation Expense —The Company’s equity compensation expense is comprised of awards of options to purchase common stock, RSUs, and stock issued under the Company’s ESPP.

The following two tables show stock compensation expense by award type and where the stock compensation expense is recorded in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2018	2017	2016
	( in thousands)
Options	$5,108	$4,948	$5,202
ESPP	2,833	1,233	1,093
RSUs	68,320	41,136	26,380
Total stock-based compensation	$76,261	$47,317	$32,675

	2018	2017	2016
	(in thousands)
Cost of revenue, subscription	$1,476	$658	$512
Cost of revenue, service	2,924	2,327	1,640
Research and development	23,328	12,816	8,828
Sales and marketing	31,099	19,016	13,352
General and administrative	17,434	12,500	8,343
Total stock-based compensation	$76,261	$47,317	$32,675

Excluded from stock-based compensation expense is $2.4 million of capitalized software development costs in 2018, $1.6 million in 2017, and $1.2 million in 2016.

Stock Options —The fair value of employee options is estimated on the date of each grant using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
	2018	2017	2016
Risk-free interest rate (%)	2.62-2.85	1.74-2.09	1.38 - 1.41
Expected term (years)	5.06-6.42	5.18-6.21	5.08 - 6.21
Volatility (%)	41.34-43.55	39.4-43.7	38.0 - 41.0
Expected dividends	—	—	—

The weighted-average grant-date fair value of options granted was $51.48  per share in 2018, $24.56 per share in 2017, and $16.97 per share in 2016.

The interest rate was based on the U.S. Treasury bond rate at the date of grant with a maturity approximately equal to the expected term. The expected term of options granted to employees was calculated using the simplified method, which represents the average of the contractual term of the option and the weighted-average vesting period of the option. The expected volatility for the Company’s common stock was based on an average of the historical volatility of a peer group of similar public companies. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. Forfeitures of share-based awards prior to vesting results in a reversal of previously recorded stock-compensation expense associated with such forfeited awards

Prior to the Company’s IPO, the fair value of the Company’s common stock was determined by the Board of Directors at each award grant date based upon a variety of factors, including the results obtained from independent third-party valuations, the Company’s financial position and historical financial performance, the status of technological developments within the Company’s products, the composition and ability of the engineering and management team, an evaluation of benchmark of the Company’s competition, the climate in the marketplace, the illiquid nature of the common stock, arm’s-length sales of the Company’s capital stock (including redeemable convertible preferred stock), the effect of the rights and preferences of the preferred stockholders and the prospects of a liquidity event, among others. After the Company’s IPO, the fair value of the Company’s common stock is the closing price of the stock on the date of grant.

The stock option activity for the year ended December 31, 2018 is as follows:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding—January 1, 2018	2,315	$16.69	5.3	$165,974
Granted	146	113.95
Exercised	(608)	17.87
Forfeited/expired	(13)	32.01
Outstanding—December 31, 2018	1,840	23.89	4.6	$187,342
Options vested or expected to vest—December 31, 2018	1,840	$23.89	4.6	$187,342
Options exercisable—December 31, 2018	1,576	$14.38	3.9	$175,466

Total unrecognized compensation cost related to the nonvested options was $7.6 million at December 31, 2018. That cost is expected to be recognized over a weighted-average period of 2.7 years as of December 31, 2018.

Restricted Stock Units —RSUs vest upon achievement of a service condition and, prior to six months after the Company’s IPO, a performance condition. As soon as practicable following each vesting date, the Company will issue to the holder of the RSUs the number of shares of common stock equal to the aggregate number of RSUs that have vested. Notwithstanding the foregoing, the Company may, in its sole discretion, in lieu of issuing shares of common stock to the holder of the RSUs, pay the holder an amount in cash equal to the fair market value of such shares of common stock. The service condition is a time-based condition met over a period of four years, with 25% met after one year, and then in equal monthly or quarterly installments over the succeeding three years, or over a period of four years, with equal quarterly installments over those four years. The performance condition was met six months following the Company’s IPO. Upon completion of the Company’s IPO the Company began recording stock-based compensation expense based on the grant-date fair value of the RSUs using the accelerated attribution method for RSUs granted prior to its IPO and using the straight-line method for RSUs granted following its IPO. The total stock-based compensation expense expected to be recorded over the remaining life of outstanding RSUs is approximately $150.1 million at December 31, 2018. That cost is expected to be recognized over a weighted-average period of 2.7 years as of December 31, 2018. As of December 31, 2018, there are 2.0 million RSUs expected to vest with an aggregate intrinsic value of $248.9 million. The total fair value of RSUs vested was approximately $65.0 million in the year ended December 31, 2018, $ 48.6 million in the year ended December 31, 2017, and $24.0 million in the year ended December 31, 2016.

The following table summarizes the activity related to RSUs for the year ended December 31, 2018:

	RSUs Outstanding
	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Unvested and outstanding at January 1, 2018	2,085	$54.12
Granted	1,162	110.43
Vested	(1,110)	58.60
Canceled	(154)	66.00
Unvested and outstanding at December 31, 2018	1,983	$83.67

Employee Stock Purchase Plan— On September 25, 2014, the Company’s board of directors adopted and the Company’s stockholders approved (the “ESPP”). The ESPP became effective upon the closing of the Company’s IPO. The ESPP authorizes the issuance of up to a total of 1,785,021 shares of common stock to participating employees and allows eligible employees to purchase shares of common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals. The offering periods for the ESPP commence on June 1 and November 1 of each year.

The following table summarizes the activity related to ESPP (in thousands, except the weighted average purchase price):

	Shares Issued (in thousands)	Weighted- Average Purchase Price	Total Cash Proceeds (in thousands)
2018	148	80.21	11,863
2017	94	38.83	3,635
2016	70	38.98	2,721

12. Income Taxes

(Loss) income before provision for income taxes was as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
United States	$(69,769)	$(54,894)	$(47,112)
Foreign	7,809	4,855	2,083
Total	$(61,960)	$(50,039)	$(45,029)

The (provision) benefit for income taxes consists of the following:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Current income tax provision
Federal	$(184)	$—	$—
State	(140)	(144)	(95)
Foreign	(1,508)	(1,077)	(579)
Total current income tax provision	(1,832)	(1,221)	(674)
Deferred income tax benefit
Federal	21	10,435	61
State	—	977	—
Foreign	(57)	134	80
Total deferred income tax benefit	(36)	11,546	141
Total income tax benefit (provision)	$(1,868)	$10,325	$(533)

The following reconciles the differences between income taxes computed at the federal statutory rate of 21% for 2018 and 35% for 2017 and 2016 and the provision for income taxes:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Expected income tax benefit at the federal statutory rate	$12,955	$17,166	$15,761
State taxes net of federal benefit	5,155	5,150	916
Stock-based compensation	17,575	10,939	(2,001)
Difference in foreign tax rates	435	988	415
U.S. tax credits	1,763	1,717	1,609
Convertible debt and acquisition	—	11,573	—
Federal rate change	—	(49,123)	—
Transition tax	—	(1,063)	—
GILTI inclusion	(1,177)	—	—
Meals & entertainment	(1,411)	(745)	(612)
Change in valuation allowance	(37,059)	13,988	(16,413)
Other	(104)	(265)	(208)
Income tax benefit (provision)	$(1,868)	$10,325	$(533)

On December 22, 2017, the United States of America signed tax legislation (the “2017 Act”) which enacts a wide range of changes to the U.S. corporate income tax system. The 2017 Act reduces the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, broadens the tax base and changes rules for expensing and capitalizing business expenditures, establishes a territorial tax system for foreign earnings as well as a minimum tax on certain foreign earnings, provides for a one-time transition tax on previously undistributed foreign earnings, and introduces new rules for the treatment of certain export sales.. The Company recorded provisional estimates for the impact of the 2017 Act during period ended December 31, 2017.  The accounting for the 2017 Act is now complete and no significant adjustments were made to the provisional estimates.

Deferred Tax Assets and Liabilities —Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$118,897	$87,521
Research and investment credits	11,154	9,402
Accruals and reserves	7,734	6,627
Depreciation	1,119	911
Stock-based compensation	5,404	4,146
Interest expense	2,466	—
Total deferred tax assets	146,774	108,607
Deferred tax liabilities:
Intangible assets	(1,002)	(1,273)
Convertible debt	(4,675)	(5,664)
Capitalized costs	(8,002)	(4,648)
Total deferred tax liabilities	(13,679)	(11,585)
Valuation allowance	(132,759)	(96,630)
Net deferred tax assets	$336	$392

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

The valuation allowance increased by $36.1 million in 2018, $5.5 million in 2017 and $16.5 million in 2016, primarily due to the increase in the U.S. net operating loss deferred tax asset. The Company does not expect any significant changes in its valuation allowance positions within the next 12 months.

Prior to the 2017 Act, the Company had asserted that the earnings of its foreign subsidiaries were indefinitely reinvested in the operations of those subsidiaries. At December 31, 2018, the Company has completed its accounting for the impact of the 2017 Act and has determined that it will no longer assert indefinite reinvestment of its foreign earnings. Through December 31, 2017, these earnings have been subject to U.S. federal income tax via the one-time transition tax on previously undistributed foreign earnings. The foreign earnings for the year-ended December 31, 2018 have been subject to U.S. federal income tax via the newly enacted Global Intangible Low-Taxed Income (“GILTI”) provision. The Company has determined that any incremental tax incurred upon ultimate distribution of these earnings to the U.S. would not be material.

The Company had federal and state net operating loss carryforwards of $479.5 million and $301.4 million, respectively at December 31, 2018. As a result of the 2017 Act all federal net operating losses, created after January 1, 2018, have an indefinite carryforward period. All federal net operating losses, created before January 1, 2018, are subject to 20 year carryforward period and will expire at various dates through 2037. State net operating losses will expire at various dates through 2038. The Company had a federal interest expense carryforward of $10.0 million at December 31, 2018 which has an indefinite carryforward period.

The Company had federal research and development credit carryforwards of $6.8 million at December 31, 2018 that expire at various dates through 2038. The Company also has state research and investment credit carryforwards of $3.5 million and $932 thousand, respectively that expire at various dates through 2033.

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in the Company's ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of net operating loss carryforwards before they expire. The Company performed an analysis through December 31, 2017, and determined any potential ownership change under Section 382 during the year would not have a material impact on the future utilization of US net operating losses and tax credits. There was no material change to this conclusion in 2018. However, future transactions in the Company's common stock could trigger an ownership change for purposes of Section 382, which could limit the amount of net operating loss carryforwards and other attributes that could be utilized annually in the future to offset taxable income, if any. Any such limitation, whether as the result of sales of common stock by our existing stockholders or sales of common stock by the Company, could have a material adverse effect on results of operations in future years.

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

The following summarizes activity related to unrecognized tax benefits:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Unrecognized benefit—beginning of the year	$2,725	$1,742	$673
Gross increases—current period positions	1,200	983	1,069
Gross decrease—prior period positions	—	—	—
Unrecognized benefit—end of period	$3,925	$2,725	$1,742

All of the gross unrecognized tax benefits represent a reduction to the research and development tax credit carryforward.

All of the unrecognized tax benefits decrease deferred tax assets with a corresponding decrease to the valuation allowance. None of the unrecognized tax benefits would affect the Company’s effective tax rate if recognized in the future.

The Company has elected to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. No interest or penalties have been recorded through December 31, 2018.

The Company does not expect any significant change in its unrecognized tax benefits within the next 12 months.

The Company files tax returns in the United States, Ireland, Australia, Singapore, Japan, Germany, Colombia, Canada, Sweden and various state jurisdictions. All of the Company’s tax years remain open to examination in the United States, as carryforward attributes generated in past years may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in future periods.  The Company remains open to examination in Ireland for tax years 2014 through present.  The Company also remains open to examination for varying periods in the other foreign jurisdictions.  The Company is routinely examined by various taxing authorities. The IRS completed a federal income tax audit for the tax year 2013 during 2016. The completed federal income tax audit did not yield a material effect on the Company’s financial condition or results of operations.

13. Employee Benefit Plan

In July 2008, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Total employer contributions were $4.0 million in 2018, $2.9 million in 2017, and $2.1 million in 2016.

14. Quarterly Financial Results (unaudited)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share amounts)
Year ended December 31, 2018
Revenue	$144,022	$131,826	$122,576	$114,556
Cost of revenue	27,364	25,765	24,851	22,377
Gross profit	116,658	106,061	97,725	92,179
Net loss	(11,492)	(18,663)	(18,225)	(15,448)
Basic and diluted net loss per share	$(0.29)	$(0.48)	$(0.48)	$(0.41)
Year ended December 31, 2017
Revenue	$106,541	$97,726	$89,093	$82,252
Cost of revenue	21,056	19,010	18,591	17,072
Gross profit	85,485	78,716	70,502	65,180
Net loss	(11,535)	(10,583)	(9,521)	(8,075)
Basic and diluted net loss per share	$(0.31)	$(0.29)	$(0.26)	$(0.22)

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included on under Item 8 of this annual report on Form 10-K

(c)	Inherent Limitations of Internal Controls

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

(d)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The complete response to this Item regarding the backgrounds of our executive officers and directors and other information required by Items 401, 405 and 407 of Regulation S-K will be contained in our definitive proxy statement for our 2019 Annual Meeting of Stockholders.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that is applicable to all of our employees, officers and directors including our chief executive officer and senior financial officers, which is available on our website under “Investor Relations—Leadership & Governance.”

ITEM 11.	Executive Compensation

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2019 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2019 Annual Meeting of Stockholders.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2019 Annual Meeting of Stockholders.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2019 Annual Meeting of Stockholders.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules
(a)	Documents Filed as Part of this Annual Report on Form 10-K
1.	Financial Statements (included in Item 8 of this Annual Report on Form 10-K):
•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2018 and 2017
•	Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016
•	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2018, 2017 and 2016
•	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016
•	Notes to Consolidated Financial Statements
2.	Financial Statement Schedules

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

10.1**

Amended and Restated Lease between Jamestown Premier Davenport, LLC and HubSpot, Inc., executed December 14, 2015 and effective as of November 1, 2015; First Amendment to Amended and Restated Lease between Davenport Owner (DE) LLC and HubSpot, Inc., effective as of March 23, 2017; Second Amendment to Amended and Restated Lease between Davenport Owner (DE) LLC and HubSpot, Inc., effective as of August 31, 2018

10.2(6)

Lease, dated February 22, 2016, among HubSpot Ireland Limited, HubSpot, Inc. and Hibermia REIT PLC and Agreement for Lease, dated November 6, 2015, among HubSpot Ireland Limited, HubSpot, Inc. and Hibermia REIT PLC

10.3(7)

Lease dated April 23, 2015 between Two Canal Park Massachusetts LLC (formerly BCSP Cambridge Two Property LLC) and HubSpot, Inc.; First Amendment to Lease dated August 10, 2016; Second Amendment to Lease dated March 12, 2018.

10.4(8)

Lease dated October 7, 2016 between One Canal Park Massachusetts LLC and HubSpot, Inc.; First Amendment to Lease dated February 14, 2017 between One Canal Park Massachusetts, LLC and HubSpot, Inc.; Second Amendment to Lease dated March 12, 2018 between One Canal Park Massachusetts, LLC and HubSpot, Inc.; Third Amendment to Lease dated May 2, 2018 between One Canal Park Massachusetts, LLC and HubSpot, Inc.

10.5**	Agreement for Lease, dated November 12, 2018, among HubSpot Ireland Limited, HubSpot, Inc. and Hibernia REIT PLC

10.6(9)#	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors

10.7(10)#	2007 Equity Incentive Plan and forms of restricted stock agreement and option agreements thereunder

10.8**#	2014 Stock Option and Grant Plan and forms of restricted stock and option agreements thereunder

10.9(11)#	2014 Employee Stock Purchase Plan

10.10(12)#	Senior Executive Cash Incentive Bonus Plan

10.11(13)	Form of Call Option Transaction Confirmation

10.12(14)	Form of Warrant Confirmation

10.13**#	Non-Employee Director Compensation Policy (as amended and currently in effect)

21.1**	List of Subsidiaries

23.1**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1**	Power of Attorney (included on signature page)

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**Ÿ	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates a management contract or compensatory plan.
**	Filed herewith.
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

(1)	Incorporated by reference to Exhibit 3.1 to HubSpot, Inc.’s Annual Report on Form 10-K filed on February 24, 2016.
(2)	Incorporated by reference to Exhibit 3.1 to HubSpot, Inc.’s Current Report on Form 8-K filed on April 25, 2018.
(3)	Incorporated by reference to Exhibit 4.1 to HubSpot, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-198333) filed on September 26, 2014.
(4)	Incorporated by reference to Exhibit 4.2 to HubSpot, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-198333) filed on August 25, 2014.
(5)	Incorporated by reference to Exhibit 4.1 to HubSpot, Inc.’s Form 8-K filed on May 10, 2017.
(6)	Incorporated by reference to Exhibit 10.1 to HubSpot, Inc.’s Quarterly Report on Form 10-Q filed May 4, 2016.
(7)

Incorporated by reference to Exhibit 10.5 to HubSpot, Inc.’s Annual Report on Form 10-K filed on February 16, 2017 and to Exhibit 10.2 to HubSpot, Inc.’s Quarterly Report on Form 10-Q filed May 10, 2018.

(8)

Incorporated by reference to Exhibit 10.1 to HubSpot, Inc.’s Form 8-K filed on October 13, 2016; to Exhibit 10.1 to HubSpot, Inc.’s Quarterly Report on Form 10-Q filed May 2, 2017; and to Exhibits 10.1 and 10.3 to HubSpot, Inc.’s Quarterly Report on Form 10-Q filed May 10, 2018.

(9)	Incorporated by reference to Exhibit 10.4 to HubSpot, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-198333) filed on August 25, 2014.
(10)	Incorporated by reference to Exhibit 10.5 to HubSpot, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-198333) filed on August 25, 2014.
(11)	Incorporated by reference to Exhibit 10.8 to HubSpot, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-198333) filed on October 6, 2014.
(12)	Incorporated by reference to Exhibit 10.10 to HubSpot, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-198333) filed on September 26, 2014.
(13)	Incorporated by reference to Exhibit 10.1 to HubSpot, Inc.’s Form 8-K filed on May 10, 2017.
(14)	Incorporated by reference to Exhibit 10.2 to HubSpot, Inc.’s Form 8-K filed on May 10, 2017.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Cambridge, Commonwealth of Massachusetts, on the 12th day of February 2019.

HUBSPOT, INC.

By:	/s/ Brian Halligan
Brian Halligan

Chief Executive Officer and Chairman

POWER OF ATTORNEY

We, the undersigned directors and officers of HubSpot, Inc. (the “Company”), hereby and severally constitute and appoint Brian Halligan, J.D. Sherman and Kate Bueker and each of them singly, our true and lawful attorneys, with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person and hereby ratifying and confirming all that said attorneys and each of them, or their substitutes, shall do or cause to be done by virtue of this Power of Attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Halligan	Chief Executive Officer and Chairman	February 12, 2019
Brian Halligan	(Principal Executive Officer)

/s/ Kate Bueker	Chief Financial Officer	February 12, 2019
Kate Bueker	(Principal Financial and Accounting Officer)

/s/ Dharmesh Shah	Director and Chief Technology Officer	February 12, 2019
Dharmesh Shah

/s/ Ron Gill	Director	February 12, 2019
Ron Gill

/s/ Julie Herendeen	Director	February 12, 2019
Julie Herendeen

/s/ Lorrie Norrington	Director	February 12, 2019
Lorrie Norrington

/s/ Avanish Sahai	Director	February 12, 2019
Avanish Sahai

/s/ Michael Simon	Director	February 12, 2019
Michael Simon

/s/ Jay Simons	Director	February 12, 2019
Jay Simons

/s/ Jill Ward	Director	February 12, 2019
Jill Ward