Form 10-Q
period 2019-03-31
HUBSPOT INC
filed 2019-05-07
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

There were 42,103,120 shares of the registrant’s Common Stock issued and outstanding as of May 1, 2019.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	HUBS	New York Stock Exchange

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

PART I — Financial Information

Item 1.	Financial Statements

HubSpot, Inc.

Unaudited Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$285,126	$111,489
Short-term investments	683,994	480,761
Accounts receivable — net of allowance for doubtful accounts of $1,464 and $1,317 at March 31, 2019 and December 31, 2018, respectively	69,249	77,100
Deferred commission expense	26,370	23,664
Restricted cash	5,569	5,175
Prepaid expenses and other current assets	13,143	14,229
Total current assets	1,083,451	712,418
Long-term investments	14,548	11,450
Property and equipment, net	54,995	52,468
Capitalized software development costs, net	13,365	12,746
Right-of-use assets	159,096	—
Deferred commission expense, net of current portion	18,535	18,114
Other assets	7,066	6,888
Intangible assets, net	4,119	4,919
Goodwill	14,950	14,950
Total assets	$1,370,125	$833,953
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,859	$7,810
Accrued compensation costs	21,360	23,589
Accrued expenses and other current liabilities	25,284	22,305
Lease liabilities	15,928	—
Deferred revenue	191,193	183,305
Total current liabilities	268,624	237,009
Lease liabilities, net of current portion	171,200	—
Deferred rent, net of current portion	—	26,445
Deferred revenue, net of current portion	2,263	2,179
Other long-term liabilities	4,993	4,897
Convertible senior notes	324,042	318,782
Total liabilities	771,122	589,312
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	43	40
Additional paid-in capital	955,045	589,708
Accumulated other comprehensive loss	(601)	(723)
Accumulated deficit	(355,484)	(344,384)
Total stockholders’ equity	599,003	244,641
Total liabilities and stockholders’ equity	$1,370,125	$833,953

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	For the Three Months Ended March 31,
	2019	2018
Revenues:
Subscription	$144,226	$108,602
Professional services and other	7,572	5,954
Total revenue	151,798	114,556
Cost of revenues:
Subscription	21,301	15,235
Professional services and other	8,277	7,142
Total cost of revenues	29,578	22,377
Gross profit	122,220	92,179
Operating expenses:
Research and development	35,177	26,352
Sales and marketing	74,905	59,910
General and administrative	21,174	17,241
Total operating expenses	131,256	103,503
Loss from operations	(9,036)	(11,324)
Other expense:
Interest income	4,174	1,824
Interest expense	(5,513)	(5,174)
Other expense	(12)	(283)
Total other expense	(1,351)	(3,633)
Loss before income tax expense	(10,387)	(14,957)
Income tax expense	(713)	(491)
Net loss	$(11,100)	$(15,448)
Net loss per share, basic and diluted	$(0.27)	$(0.41)
Weighted average common shares used in computing basic and diluted net loss per share:	40,568	37,832

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months Ended March 31,
	2019	2018
Net loss	$(11,100)	$(15,448)
Other comprehensive loss:
Foreign currency translation adjustment	(304)	298
Changes in unrealized gain (loss) on investments, net of income taxes of $113 thousand for the three months ended March 31, 2019 and $0 for the three months ended March 31, 2018, respectively	426	(379)
Comprehensive loss	$(10,978)	$(15,529)

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended March 31,
	2019	2018
Operating Activities:
Net loss	$(11,100)	$(15,448)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities
Depreciation and amortization	6,973	5,110
Stock-based compensation	21,205	16,046
Benefit for deferred income taxes	(28)	—
Amortization of debt discount and issuance costs	5,260	4,908
Accretion of bond discount	(2,751)	(1,164)
Noncash lease expense	—	794
Unrealized currency translation	(281)	36
Changes in assets and liabilities
Accounts receivable	7,758	6,863
Prepaid expenses and other assets	886	1,880
Deferred commission expense	(3,334)	(5,068)
Right-of-use assets	5,505	—
Accounts payable	4,911	166
Accrued expenses and other liabilities	(2,071)	1,674
Lease liabilities	(4,110)	—
Deferred rent	—	(48)
Deferred revenue	8,893	10,973
Net cash and cash equivalents provided by operating activities	37,716	26,722
Investing Activities:
Purchases of investments	(386,501)	(210,886)
Maturities of investments	183,460	256,250
Purchases of property and equipment	(4,265)	(6,239)
Capitalization of software development costs	(2,821)	(2,616)
Purchases of strategic investments	—	(250)
Net cash and cash equivalents (used in) provided by investing activities	(210,127)	36,259
Financing Activities:
Proceeds from common stock offering, net of offering costs paid of $256	342,739	—
Employee taxes paid related to the net share settlement of stock-based awards	(1,084)	(2,344)
Proceeds related to the issuance of common stock under stock plans	5,690	6,113
Repayments of finance lease obligations	(118)	(212)
Net cash and cash equivalents provided by financing activities	347,227	3,557
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(784)	677
Net increase in cash, cash equivalents and restricted cash	174,032	67,215
Cash, cash equivalents and restricted cash, beginning of period	117,114	92,784
Cash, cash equivalents and restricted cash, end of period	$291,146	$159,999
Supplemental cash flow disclosure:
Cash paid for interest	$—	$15
Cash paid for income taxes	$1,027	$45
Right of use assets obtained in exchange for operating lease liabilities	$12,410	$—
Non-cash investing and financing activities:
Common stock offering costs, incurred but not yet paid	$109	$—
Capital expenditures incurred but not yet paid	$2,802	$1,382
Asset retirement obligations	$—	$101

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Notes to Unaudited Consolidated Financial Statements

1. Organization and Operations

HubSpot, Inc. (the “Company”) provides a cloud-based inbound marketing, sales and customer service platform, which we refer to in this document as our Growth Platform, that enables businesses to grow better. Our Growth Platform, comprised of Marketing Hub, Sales Hub, Service Hub, and a free customer relationship management, or CRM system, features integrated applications and tools that enable businesses to create a cohesive and adaptable customer experience throughout the customer lifecycle.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, the Company has prepared the accompanying unaudited consolidated financial statements on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2018, and these consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2019. The year-end balance sheet data was derived from audited financial statements, but this Form 10-Q does not include all disclosures required under GAAP. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted under the rules and regulations of the SEC.

These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 12, 2019. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K that have had a material impact on our consolidated financial statements and related notes, except the adoption of updated guidance related to accounting for leases as described within Note 2 of these consolidated financial statements.

On February 19, 2019, the Company closed a common stock offering whereby 2.2 million shares of common stock were sold. The Company received aggregate proceeds of approximately $343.0 million from the offering, net of underwriters’ discounts and commissions, but before deduction of offering expenses of approximately $0.4 million.

Recent Accounting Pronouncements

Recent accounting standards not included below are not expected to have a material impact on our consolidated financial position and results of operations.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued guidance for stock-based compensation to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance was adopted on January 1, 2019 and did not have a material impact on the consolidated financial statements.

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

In June 2016, the FASB issued guidance that introduces a new methodology for accounting for credit losses on financial instruments. The guidance establishes a new forward-looking "expected loss model" that requires entities to estimate current expected credit losses on accounts receivable and financial instruments by using all practical and relevant information. The guidance will be effective for the Company on January 1, 2020. The Company is currently evaluating the impact of this guidance on the consolidated financial statements.

In February 2016, the FASB issued guidance related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet, while maintaining consistency with historical accounting for the recognition of expense on their income statements. Most prominent among the changes in the guidance is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases. Additional disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.  The Company adopted the updated guidance as of January 1, 2019 using a modified retrospective transition method with a cumulative-effect adjustment as of the adoption date, as permitted by the guidance. Comparative periods are not adjusted.  See Note 2 of these consolidated financial statements for further details.

2. Leases

Adoption of Updated Leasing Guidance

On January 1, 2019, the Company adopted the new lease guidance using a modified retrospective transition method applied to those leases which were not completed as of January 1, 2019. Results for reporting periods beginning after December 31, 2018 are presented under the new guidance, while prior period comparative amounts are not adjusted and continue to be reported in accordance with historical guidance.  The Company applied the new standard using the package of practical expedients permitted under the transition guidance where the Company:

•	did not reassess whether any expired or existing contracts contain a lease;
•	did not reassess the classification of existing leases; and
•	did not reassess initial direct costs for any existing leases.

In addition, the Company elected the hindsight practical expedient to determine the lease term for existing leases.

The resulting impact, as of the adoption date, to the consolidated balance sheet of applying the new guidance in 2019 versus the prior guidance was an increase to right-of-use assets of $152.2 million, a decrease to other assets of $0.3 million, an increase to total assets of $151.9 million, an increase to short-term lease liabilities of $14.1 million, a decrease to accrued expenses and other current liabilities of $0.5 million, an increase to total current liabilities of $13.5 million, an increase to long-term lease liabilities of $164.8 million, a decrease to deferred rent, net of current portion of $26.4 million and an increase to total liabilities of $151.9 million. There was no impact to stockholders’ equity or the consolidated statements of operations as a result of adopting the new guidance.  There was no impact to total operating or financing cash flows of applying the new guidance in 2019 versus the prior guidance other than renaming or adding line items to the statements of cash flows to conform to the accounting for, and presentation of, the new standard.

The Company determines if an arrangement contains a lease at inception and does not separate lease and non-lease components of an arrangement determined to contain a lease. Operating and finance leases with a duration of less than 12 months are excluded from right-of-use-assets and lease liabilities and related expense is recorded as incurred.

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through May 2031. Certain leases contain optional termination dates. The table below only considers lease obligations through the optional termination dates, as the Company is not reasonably certain to extend lease agreements beyond those dates.

The following table provides a summary of lease assets and liabilities as of March 31, 2019:

Leases	Balance sheet classification	Amount (in thousands)
Assets:
Operating lease assets	Right-of-use assets	$159,096
Finance lease assets	Fixed assets	229
Total leased assets		$159,325

Liabilities:
Current
Operating	Lease liabilities	$15,928
Finance	Accrued expenses and other current liabilities	194
Noncurrent
Operating	Lease liabilities, net of current portion	171,200
Total lease liabilities		$187,322

Operating lease costs were $6.8 million for the three months ended March 31, 2019, net of $0.6 million of operating sublease income related to certain office facilities subleased to third parties. Finance lease costs consisted of $0.1 million related to the amortization finance lease assets and $0 of interest expense for the three months ended March 31, 2019.

The following table provides a reconciliation between non-cancelable lease commitments and lease liabilities as of March 31, 2019:

	Operating leases	Finance Leases
Lease commitments (Note 10)	$346,241	$208
Less: Legally binding minimum lease payments for leases signed but not yet commenced	(104,259)	—
Less: Present value discount	(54,854)	—
Less: Portion representing interest	—	(14)
Total lease liabilities	$187,128	$194

Lease Term and Discount Rate

The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of operating lease payments. To determine the estimated incremental borrowing rate, the Company uses publicly available credit ratings for peer companies. The Company estimates the incremental borrowing rate using yields for maturities that are in line with the duration of the lease payments.

The following table provides weighted average remaining lease terms and weighted average discount rate for operating and finance leases as of March 31, 2019:

Weighted-average remaining lease term:
Operating leases	9.2 years
Finance leases	0.7 years
Weighted-average discount rate:
Operating leases	5.8%
Finance leases	3.8%

Other Information

Cash payments related to our operating lease liabilities were $5.6 million for the three months ended March 31, 2019. Cash payments related to our financing lease liabilities were $0.1 million for the three months ended March 31, 2019.

3. Revenues

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

Deferred Revenue, Deferred Commission Expense, and Accrued Expenses and Other Current Liabilities

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue.  Deferred revenue during the three months ended March 31, 2019 increased by $8.0 million resulting from $159.8 million of additional invoicing and was offset by revenue recognized of $151.8 million during the same period. $94.4 million of revenue was recognized during the three month period ended March 31, 2019 that was included in deferred revenue at the beginning of the period. $134.4 million of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year.  The Company expects to recognize revenue on approximately 94% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

Additional contract liabilities of $1.3 million and $1.6 million were included in accrued expenses and other current liabilities on the consolidated balance sheet as of March 31, 2019 and December 31, 2018.

The incremental direct costs of obtaining a contract, which primarily consist of sales commissions paid for new subscription contracts, are deferred and amortized on a straight-line basis over a period of approximately one to three years.  The one to three-year period has been determined by taking into consideration the type of product sold, the commitment term of the customer contract, the nature of the Company’s technology development life-cycle, and an estimated customer relationship period.  Sales commissions for upgrade contracts are deferred and amortized on a straight-line basis over the remaining estimated customer relationship period of the related customer.  Deferred commission expense that will be recorded as expense during the succeeding 12-month period is recorded as current deferred commission expense, and the remaining portion is recorded as long-term deferred commission expense. Deferred commission expense during the three months ended March 31, 2019 increased by $3.1 million as a result of deferring incremental costs of obtaining a contract of $9.9 million and was offset by amortization of $6.8 million during the same period.

4. Net Loss per Share

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

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended March 31,
	2019	2018
Net loss	$(11,100)	$(15,448)
Weighted-average common shares outstanding — basic	40,568	37,832
Dilutive effect of share equivalents resulting from stock options, RSUs, ESPP, common stock warrants and the Conversion Option of the 2022 Notes	—	—
Weighted-average common shares, outstanding — diluted	40,568	37,832
Net loss per share, basic and diluted	$(0.27)	$(0.41)

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

	As of March 31,
	2019	2018
	(in thousands)
Options to purchase common shares	1,734	2,142
RSUs	1,911	2,284
Conversion option of the 2022 Notes	1,696	383
Common stock warrants	1,134	—
ESPP	8	8

The Company expects to settle the principal amount of the 2022 Notes (Note 9) in cash, and therefore, the Company uses the treasury stock method for calculating any potential dilutive effect of the Conversion Option on diluted net income per share, if applicable. The Conversion Option will have a dilutive impact on net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of the 2022 Notes of $94.77 per share. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended March 31, 2019 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending June 30, 2019. As of May 3, 2019, no holders have converted or indicated their intention to convert the 2022 Notes.

5. Fair Value of Financial Instruments

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at March 31, 2019 and December 31, 2018:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$2,809	$—	$—	$2,809
Commercial paper	—	6,801	—	6,801
Corporate bonds	—	61,191	—	61,191
U.S. Treasury securities	—	785,382	—	785,382
Restricted cash:
Certificates of deposit	—	6,020	—	6,020
Total	$2,809	$859,394	$—	$862,203

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$1,579	$—	$—	$1,579
Commercial paper	—	8,242	—	8,242
Corporate bonds	—	70,728	—	70,728
U.S. Treasury securities	—	413,241	—	413,241
Restricted cash:
Certificates of deposit	—	5,625	—	5,625
Total	$1,579	$497,836	$—	$499,415

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At March 31, 2019 and December 31, 2018, our Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.

As of March 31, 2019 the fair value of the 2022 Notes was $711.5 million.  The fair value was determined based on the quoted price of the 2022 Notes in an inactive market on the last trading day of the reporting period and has been classified as

Level 2 within the fair value hierarchy.

For certain other financial instruments, including accounts receivable, accounts payable, capital leases and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

Strategic investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the statement of operations. The Company holds $4.0 million of strategic investments without readily determinable fair values at March 31, 2019 and December 31, 2018. These investments are included in other assets on the consolidated balance sheets. There have been no adjustments to the carrying value of strategic investments resulting from impairments or observable price changes.

The following tables summarize the composition of our short- and long-term investments at March 31, 2019 and December 31, 2018.

	March 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$6,803	$—	$(2)	$6,801
Corporate bonds	61,252	14	(75)	61,191
U.S. Treasury securities	630,276	292	(18)	630,550
Total	$698,331	$306	$(95)	$698,542

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$8,256	$—	$(14)	$8,242
Corporate bonds	70,958	3	(233)	70,728
U.S. Treasury securities	413,323	56	(138)	413,241
Total	$492,537	$59	$(385)	$492,211

For all of our securities for which the amortized cost basis was greater than the fair value at March 31, 2019, the Company has concluded that there is no plan to sell the security nor is it more likely than not that the Company would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, the Company considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

Contractual Maturities

The contractual maturities of short-term and long-term investments held at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019		December 31, 2018
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
	(in thousands)		(in thousands)
Due within one year	$683,783	$683,994	$481,071	$480,761
Due after 1 year through 2 years	14,548	14,548	11,466	11,450
Total	$698,331	$698,542	$492,537	$492,211

6. Restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows for the three months ended March 31, 2019 and 2018.

	March 31, 2019	March 31, 2018	December 31, 2018
	(in thousands)
Cash and cash equivalents	$285,126	$154,031	$111,489
Restricted cash	5,569	5,968	5,175
Restricted cash, included in other assets	451	—	450
Total cash, cash equivalents, and restricted cash	$291,146	$159,999	$117,114

Restricted cash is comprised of certificates of deposit related to landlord guarantees for our leased facilities. These restricted cash balances have been excluded from our cash and cash equivalents balance on our consolidated balance sheets.

7. Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Computer equipment and purchased software	$8,448	$8,163
Employee computer equipment	9,727	8,972
Furniture and fixtures	13,162	13,019
Office equipment	2,549	2,551
Leasehold improvements	45,773	42,894
Equipment under capital lease	3,450	3,450
Internal-use software	5,807	5,363
Construction in progress	3,953	2,498
Total property and equipment	92,869	86,910
Less accumulated depreciation and amortization	(37,874)	(34,442)
Property and equipment, net	$54,995	$52,468

Depreciation and amortization expense on property and equipment was $3.7 million for the three months ended March 31 2019 and $3.1 million for the three months ended March 31, 2018.

8. Capitalized Software Development Costs

Capitalized software development costs, exclusive of those recorded within property and equipment, consisted of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Gross capitalized software development costs	$49,447	$46,169
Accumulated amortization	(36,082)	(33,423)
Capitalized software development costs, net	$13,365	$12,746

Capitalized software development costs are amortized on a straight-line basis over their estimated useful life of two years.

The following table summarizes software development costs capitalized, stock-based compensation included in capitalized software development costs, and amortization of capitalized software development costs.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Software development costs capitalized	$3,278	$2,945
Stock-based compensation included in capitalized software development costs	$508	$550
Amortization of capitalized software development costs	$2,495	$1,975

9. 0.25% Convertible Senior Notes, Convertible Note Hedge and Warrant

In May 2017, the Company issued $350 million aggregate principal amount of 0.25% convertible senior notes due June 1, 2022 in a private offering and an additional $50 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the initial purchasers (the “2022 Notes”). The 2022 Notes are convertible at the option of the holders prior to the close of business on the business day immediately preceding February 1, 2022 under certain conditions or upon the occurrence of certain events. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended March 31, 2019 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending June 30, 2019. As of May 3, 2019 no holders have converted or indicated their intention to convert the 2022 Notes.

The net carrying amount of the liability component of the 2022 Notes is as follows:

	As of March 31, 2019	As of December 31, 2018
	(in thousands)
Principal	$400,000	$400,000
Unamortized debt discount	(70,681)	(75,575)
Unamortized issuance costs	(5,277)	(5,643)
Net carrying amount	$324,042	$318,782

Interest expense related to the 2022 Notes is as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Contractual interest expense	$250	$250
Amortization of debt discount	4,894	4,567
Amortization of issuance costs	366	341
Total interest expense	$5,510	$5,158

10. Commitments and Contingencies

Contractual Obligations

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through May 2031. Lease expense for non-cancellable operating leases with free rental periods or scheduled rent increases is recognized on a straight-line basis over the terms of the leases. Improvement reimbursements from landlords of $13.8 million are being amortized on a straight-line basis into lease expense over the terms of the leases.  Certain leases contain optional termination dates. The table below only includes payments up to the optional termination date. If the Company were to extended leases beyond the optional termination date the future commitments would increase by approximately $82.4 million.

Included in the table below are operating lease commitments for leases that have not yet commenced of approximately $104.3 million for facilities in the United States, Ireland, and Australia with lease terms of approximately 9, 12, and 3 years, respectively.

Future minimum payments under all operating and fiancé lease agreements as of March 31, 2019 are as follows:

	Operating	Finance
	(in thousands)
2019	$21,826	178
2020	33,864	30
2021	36,178
2022	35,460
2023	35,619
Thereafter	183,294
Total	$346,241	208
Less: Portion representing interest		(14)
Capital lease obligation		194

In April 2019, the Company entered into a new 10 year lease in the U.S. Additionally, the Company entered into a new 3 year property lease in Singapore. In conjunction with the new Singapore lease existing leases were extended. The new leases commence through December 2019. The Company will pay an aggregate of approximately $31.2 million in incremental rent over the lease terms.

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, ASC 840, Leases, the future minimum payments under all operating and finance lease agreements as of December 31, 2018 are as follows:

	Operating	Finance
	(in thousands)
2019	$27,755	$298
2020	33,769	33
2021	35,414	—
2022	35,314	—
2023	35,686	—
Thereafter	184,341	—
Total	$352,279	331
Less: Portion representing interest		(20)
Capital lease obligation		$311

There were no material changes in our vendor commitments under non-cancelable arrangements, as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2018 and related notes thereto contained in the Company’s Annual Report on Form 10-K, except as disclosed below:

In March 2019, the Company exercised an option to extend an agreement with a technology vendor for an additional two years through June 2023. The Company’s additional contractual obligation under this agreement are approximately $57 million over the additional two years.

Legal Contingencies

From time to time, the Company may become a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, and threatened claims, breach of contract claims, tax, and other matters. The Company currently has no material pending litigation.

11. Changes in Stockholders’ Equity

The following tables summarize the changes in stockholders’ equity for the three months ended March 31, 2019 and 2018.

	Common Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances at December 31, 2018	39,300	$40	$589,708	$(723)	$(344,384)	$244,641
Issuance of common stock under stock plans, net of shares withheld for employee taxes	440	1	1,161	—	—	1,162
Issuance of common stock in relation to common stock offering, net of offering costs incurred $365	2,151	2	342,628	—	—	342,630
Stock-based compensation	—	—	21,548		—	21,548
Cumulative translation adjustment	—	—	—	(304)	—	(304)
Unrealized gain on investments, net of income taxes of $113	—	—	—	426	—	426
Net loss	—	—	—		(11,100)	(11,100)
Balances at March 31, 2019	41,891	$43	$955,045	$(601)	$(355,484)	$599,003

	Common Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances at December 31, 2017	37,503	$38	$496,461	$(57)	$(286,082)	$210,360
Issuance of common stock under stock plans, net of shares withheld for employee taxes	571	1	3,877	—	—	3,878
Stock-based compensation	—	—	16,596	—	—	16,596
Cumulative adjustment from adoption of revenue recognition standard	—	—	—	—	5,793	5,793
Cumulative translation adjustment	—	—	—	298	—	298
Unrealized gain on investments, net of income taxes of $20	—	—	—	(379)	—	(379)
Net loss	—	—	—	—	(15,448)	(15,448)
Balances at March 31, 2018	38,074	$39	$516,934	$(138)	$(295,737)	$221,098

12. Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ equity, for the three months ended March 31, 2019.

	Cumulative Translation Adjustment	Unrealized Gain on Investments	Total
	(in thousands)
Beginning balance at January 1, 2019	$(397)	$(326)	$(723)
Other comprehensive loss before reclassifications	(304)	426	122
Amounts reclassified from accumulated other comprehensive income	—	—	—
Ending balance at March 31, 2019	$(701)	$100	$(601)

13. Stock-Based Compensation Expense

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations:

	Three Months End March 31,
	2019	2018
	(in thousands)
Options	$1,290	$1,334
RSUs	18,736	14,241
Employee stock purchase plan	1,179	471
Total stock-based compensation expense	$21,205	$16,046

Effect of stock-based compensation expense on income by line item:

	Three Months End March 31,
	2019	2018
	(in thousands)
Cost of revenue, subscription	$614	$277
Cost of revenue, professional services and other	1,019	690
Research and development	7,091	4,764
Sales and marketing	7,804	6,492
General and administrative	4,677	3,823
Total stock-based compensation expense	$21,205	$16,046

Capitalized software development costs excluded from stock-based compensation expense is $508 thousand for the three months ended March 31, 2019 and $550 thousand for the three months ended March 31, 2018.

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

Revenues by geographical region:

	Three Months End March 31,
	2019	2018
Americas	$104,290	$82,158
Europe	36,676	25,209
Asia Pacific	10,832	7,189
Total	$151,798	$114,556
Percentage of revenues generated outside of the Americas	31%	28%

Revenue derived from customers outside the United States (international) was approximately 39% of total revenue in the three months ended March 31, 2019 and 36% of total revenue in the three months ended March 31, 2018.

Total long-lived assets by geographical region:

	As of March 31, 2019	As of December 31, 2018
Americas	$38,344	$35,186
Europe	13,631	13,913
Asia Pacific	3,020	3,369
Total long-lived assets	$54,995	$52,468
Percentage of long-lived assets held outside of the Americas	30%	33%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 12, 2019. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.

Company Overview

We provide a cloud-based marketing, sales, and customer service software platform, which we refer to as our Growth Platform, that enables businesses to grow better. At HubSpot, we’re committed to helping our customers grow better, which means helping them grow without compromise, always solving for the customer, and creating a better experience for customers and company alike.  To that end, our Growth Platform, comprised of Marketing Hub, Sales Hub, Service Hub, and a free customer relationship management, or CRM system, features integrated applications and tools that enable businesses to create a cohesive and adaptable customer experience throughout the customer lifecycle.

We focus on selling to mid-market business-to-business, or B2B, companies, which we define as companies that have between two and 2,000 employees.  While our Growth Platform was built to grow with any company we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving this market segment. These mid-market businesses seek an integrated, easy-to-implement and easy-to-use solution to reach customers and compete with organizations that have larger marketing and sales budgets. We efficiently reach these businesses at scale through our proven inbound methodology, freemium pricing strategy and thousands of Partners worldwide. As of March 31, 2019, we had 2,745 full-time employees and 60,814 Total Customers of varying sizes in more than 100 countries, representing almost every industry.

We derive most of our revenue from subscriptions to our cloud-based Growth Platform and related professional services, which consist of customer on-boarding and training services. Subscription revenue accounted for 95% of our total revenue for the three months ended March 31, 2019 and 2018. We sell multiple product plans at different base prices on a subscription basis, each of which includes our core Growth Platform and integrated applications to meet the needs of the various customers we serve. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We generate additional revenue based on the purchase of additional subscriptions, purchase of additional products, purchases of our add-on products and the number of account users, subdomains and website visits. Most of our customers’ subscriptions are one year or less in duration.

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

Many of our customers purchase on-boarding and training services which are designed to help customers enhance their ability to attract, engage and delight their customers using our Growth Platform. Professional services and other revenue accounted for 5% of total revenue for the three months ended March 31, 2019 and 2018. We expect professional services and other margins to range from a moderate loss to breakeven for the foreseeable future.

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

Results of Operations for the Three Months Ended March 31, 2019 and 2018

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

	Three Months Ended March 31,
	2019	2018
Revenues:
Subscription	$144,226	$108,602
Professional services and other	7,572	5,954
Total revenue	151,798	114,556
Cost of revenues:
Subscription	21,301	15,235
Professional services and other	8,277	7,142
Total cost of revenues	29,578	22,377
Gross profit	122,220	92,179
Operating expenses:
Research and development	35,177	26,352
Sales and marketing	74,905	59,910
General and administrative	21,174	17,241
Total operating expenses	131,256	103,503
Loss from operations	(9,036)	(11,324)
Other expense:
Interest income	4,174	1,824
Interest expense	(5,513)	(5,174)
Other expense	(12)	(283)
Total other expense	(1,351)	(3,633)
Loss before income tax expense	(10,387)	(14,957)
Income tax expense	(713)	(491)
Net loss	$(11,100)	$(15,448)

	Three Months Ended March 31,
	2019	2018
Revenue:
Subscription	95%	95%
Professional services and other	5	5
Total revenue	100	100
Cost of revenue:
Subscription	14	13
Professional services and other	5	6
Total cost of revenue	19	20
Gross profit	81	80
Operating expenses:
Research and development	23	23
Sales and marketing	49	52
General and administrative	14	15
Total operating expenses	86	90
Loss from operations	(6)	(10)
Total other expense	(1)	(3)
Loss before income tax expense	(7)	(13)
Income tax expense	—	—
Net loss	(7)%	(13)%

Percentages are based on actual values. Totals may not sum due to rounding.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Revenue

	Three Months Ended March 31,
(dollars in thousands)	2019	2018	$ Change	% Change
Revenues:
Subscription	$144,226	$108,602	$35,624	33%
Professional services and other	7,572	5,954	1,618	27%
Total revenue	$151,798	$114,556	$37,242	33%

Three month change

Subscription revenue increased during the three months ended March 31, 2019 compared to the same period in 2018 primarily due to the increase in Total Customers, which grew from 44,894 as of March 31, 2018 to 60,814 as of March 31, 2019.  Total Average Subscription Revenue per Customer decreased from $10,016 for the three months ended March 31, 2018 to $9,811 for the three months ended March 31, 2019. The growth in Total Customers was primarily driven by our increased sales representative capacity to meet market demand as well as the “freemium” model attracting customers who self-purchase our lower cost products. The decrease in average subscription revenue per customer was driven primarily by our continued adoption of our “freemium” model which allows us to add new customers through our lower cost products.

The 27% increase in professional services and other revenue resulted primarily as a result of the increase in Total Customers and from the delivery of on-boarding and training services for the additional subscriptions sold.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended March 31,
(dollars in thousands)	2019	2018	$ Change	% Change
Total cost of revenue	$29,578	$22,377	$7,201	32%
Gross profit	$122,220	$92,179	$30,041	33%
Gross margin percentage	81%	80%

Total cost of revenue for the three months ended March 31, 2019 increased compared to the same period in 2018 primarily due to an increase in subscription and hosting costs, employee-related costs, amortization of developed technology, amortization of acquired technology, and allocated overhead expenses. The increase in gross margin was primarily driven by improved leverage of our hosting costs relative to growth in subscription revenue.

	Three Months Ended March 31,
(dollars in thousands)	2019	2018	$ Change	% Change
Subscription cost of revenue	$21,301	$15,235	$6,066	40%
Percentage of subscription revenue	15%	14%

The increase in subscription cost of revenue for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to the following:

Change
Three Months
(in thousands)
Subscription and hosting costs	$2,294
Employee-related costs	1,867
Amortization of capitalized software development costs	793
Amortization of acquired technology	783
Allocated overhead expenses	329
$6,066

Three month change

Subscription and hosting costs increased due to growth in our Total Customer base from 44,894 as of March 31, 2018 to 60,814 as of March 31, 2019. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products and increased functionality.  Amortization of acquired technology increased due to acquired technology being placed into service during the third quarter of 2018. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount.

	Three Months Ended March 31,
(dollars in thousands)	2019	2018	$ Change	% Change
Professional services and other cost of revenue	$8,277	$7,142	$1,135	16%
Percentage of professional services and other revenue	109%	120%

The increase in professional services and other cost of revenue for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to the following:

Change
Three Months
(in thousands)
Employee-related costs	$1,067
Allocated overhead expenses	68
$1,135

Three month change

Employee-related costs increased as a result of increased headcount as we continue to grow our professional services organization to support our Total Customer growth. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount.

Research and Development

	Three Months Ended March 31,
(dollars in thousands)	2019	2018	$ Change	% Change
Research and development	$35,177	$26,352	$8,825	33%
Percentage of total revenue	23%	23%

The increase in research and development expense for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to the following:

Change
Three Months
(in thousands)
Employee-related costs	$7,926
Allocated overhead expenses	899
$8,825

Three month change

Employee-related costs increased as a result of increased headcount as we continue to grow our engineering organization to develop new products, increase functionality and to maintain our existing Growth Platform. Allocated overhead expense increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount.

 Sales and Marketing

	Three Months Ended March 31,
(dollars in thousands)	2019	2018	$ Change	% Change
Sales and marketing	$74,905	$59,910	$14,995	25%
Percentage of total revenue	49%	52%

The increase in sales and marketing expense for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to the following:

Change
Three Months
(in thousands)
Employee-related costs	$10,051
Partner commissions	2,281
Marketing programs	1,379
Allocated overhead expenses	1,284
$14,995

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

General and Administrative

	Three Months Ended March 31,
(dollars in thousands)	2019	2018	$ Change	% Change
General and administrative	$21,174	$17,241	$3,933	23%
Percentage of total revenue	14%	15%

The increase in general and administrative expense for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to the following:

Change
Three Months
(in thousands)
Employee-related costs	$2,698
Allocated overhead expenses	805
Customer credit card fees	430
$3,933

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

Other expense

	Three Months Ended March 31,
(dollars in thousands)	2019	2018	$ Change	% Change
Interest income	$4,174	$1,824	$2,350	129%
Percentage of total revenue	3%	2%
Interest expense	$(5,513)	$(5,174)	$(339)	7%
Percentage of total revenue	(4)%	(5)%
Other expense	$(12)	$(283)	$271	-96%
Percentage of total revenue	*	*
*	not meaningful

Interest income primarily consists of interest earned on invested cash and cash equivalents balances and investments. The increase during the three months ended March 31, 2019 is primarily due to the increase in the amount of investment holdings from the proceeds received from the common stock offering that occurred during the first quarter of 2019 and an increase in yields on our investment balances.

Interest expense primarily consists of amortization of the debt discount and issuance costs related to the 2022 Notes that is recorded as interest expense, contractual interest expense on the 2022 Notes, and interest on capital leases. The increase during the three months ended March 31, 2019 was primarily due to the use of the effective-interest method to amortize the debt discount and issuance costs related to the 2022 Notes.

Other expense primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities. The decrease is primarily due to exchange rate fluctuations.

Income tax expense

	Three Months Ended March 31,
(dollars in thousands)	2019	2018	$ Change	% Change
Income tax expense	$(713)	$(491)	$(222)	45%
Effective tax rate	7%	3%

Income tax expense consists of current and deferred taxes for U.S. and foreign income.

Liquidity and Capital Resources

Our principal sources of liquidity to date have been cash and cash equivalents, net accounts receivable, our common stock offerings, and our convertible notes offering.

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents provided by operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities for the three months ended March 31, 2019 and 2018.

	Three Months ended March 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$285,126	$154,031
Working capital	814,827	427,173
Net cash and cash equivalents provided by operating activities	37,716	26,722
Net cash and cash equivalents (used in) provided by investing activities	(210,127)	36,259
Net cash and cash equivalents provided by financing activities	347,227	3,557

Our cash and cash equivalents at March 31, 2019 were held for working capital purposes. We believe our working capital is sufficient to support our operations for at least the next 12 months. At March 31, 2019, $51.6 million of our cash and cash equivalents was held in accounts outside the United States. We completed our accounting for the U.S. tax reform legislation and we determined that we will no longer assert indefinite reinvestment of our foreign earnings because these earnings have now been subject to United States Federal tax.  While we have concluded that any incremental tax incurred upon ultimate distribution of these earnings to be immaterial, our current plans do not demonstrate a need to repatriate undistributed earnings to fund our U.S. operations.

Net Cash and Cash Equivalents Provided by Operating Activities

Net cash and cash equivalents provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash and cash equivalents provided by operating activities during the three months ended March 31, 2019 primarily reflected our net loss of $11.1 million and accretion of bond discounts of $2.8 million offset by non-cash expenses that included $7.0 million of depreciation and amortization, $21.2 million in stock-based compensation and $5.3 million of amortization of debt discount and issuance costs. Working capital sources of cash and cash equivalents included an $8.9 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $7.8 million decrease in accounts receivable related to increased collection, a $5.5 million increase in right-of-use asset, a $4.9 million increase in accounts payable related to timing of bill payments, and a $0.9 million decrease in prepaid expenses and other assets. These sources of cash and cash equivalents were offset by a $4.1 million decrease in lease liabilities, a $3.3 million increase in deferred commissions and a $2.1 million decrease in accrued expenses and other liabilities.

Net cash and cash equivalents provided by operating activities during the three months ended March 31, 2018 primarily reflected our net loss of $15.4 million and accretion of bond discounts of $1.2 million offset by non-cash expenses that included $5.1 million of depreciation and amortization, $16.0 million in stock-based compensation, $0.8 million of non-cash rent expense and $4.9 million of amortization of debt discount and issuance costs. Working capital sources of cash and cash equivalents included an $11.0 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $6.9 million decrease in accounts receivable related to increased collections, $1.9 million decrease in prepaid expenses, and a $1.7 million increase in accrued expenses. These sources of cash and cash equivalents were offset by a $5.1 million increase in deferred commissions.

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

Net cash and cash equivalents used in investing activities during the three months ended March 31, 2019 consisted primarily of $386.5 million purchases of investments, $4.3 million of purchased property and equipment, $2.8 million of capitalized software development costs. These uses of cash were offset by $183.5 million received related to the maturity of investments.

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

Net Cash and Cash Equivalents Provided by Financing Activities

Our financing activities have consisted primarily of our stock offerings, the various components of our 2022 Notes offering, the issuance of our common stock under our stock plans, payments of employee taxes related to the net share settlement of stock-based awards, and repayments of our finance lease obligations.

For the three months ended March 31, 2019 cash provided by financing activities consisted primarily of $342.7 million of net proceeds related to common stock offering and $5.7 million of proceeds related to issuance of common stock under stock plans. This source of cash was offset by $1.1 million used for payment of employee taxes related to the net share settlement of stock-based awards.

For the three months ended March 31, 2018, cash provided by financing activities consisted primarily of $6.1 million of proceeds related to issuance of common stock under stock plans. This source of cash was offset by $2.3 million used for payment of employee taxes related to the net share settlement of stock-based awards and $0.2 million used for repayments of finance lease obligations.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2019 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 except those disclosed below.

Leases

On January 1, 2019, we adopted the new lease guidance using a modified retrospective transition method applied to those leases which were not completed as of January 1, 2019.

We lease office facilities under non-cancelable operating leases that expire at various dates through May 2031. Certain leases contain optional termination dates.

We determine if an arrangement contains a lease at inception and does not separate lease and non-lease components of an arrangement determined to contain a lease. Operating and finance leases with a duration of less than 12 months are excluded from right-of-use-assets and lease liabilities and related expense is recorded as incurred.

We use our estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of operating lease payments. To determine the estimated incremental borrowing rate, we use publicly available credit ratings for peer companies. The Company estimates the incremental borrowing rate using yields for maturities that are in line with the duration of the lease payments. A hypothetical 100 basis point decrease in our estimate of the incremental borrowing rate at January 1, 2019 (the date of our adoption) would increase our operating lease liability by approximately $7.4 million.

Contractual Obligations and Commitments

As of March 31, 2019, there were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K filed with the SEC on February 12, 2019, other than those appearing in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Recent Accounting Pronouncements in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2019, we had no material off-balance sheet arrangements, exclusive of operating leases and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

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

The table below provides a sensitivity analysis of hypothetical 10% changes of our stock price as of March 31, 2019 and the estimated impact on the fair value of the 2022 Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such event may have on the fair value of the 2022 Notes.

Hypothetical change in HubSpot stock price	Fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$774,264	$62,728	8.8%
No change	$711,536	$—	$—
10% decrease	$648,800	$(62,736)	-8.8%

Item 4.	Controls and Procedures

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

We generated net losses of $11.1 million and $15.4 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $355.5 million. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to grow our marketing, sales and customer service operations, develop and enhance our Growth Platform, scale our data center infrastructure and services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

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

Our head count and operations have grown substantially. For example, we had 2,745 full-time employees as of March 31, 2019, as compared with 2,638 as of December 31, 2018 and we have opened 6 international offices since 2013. We also plan to open additional international offices in the future. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

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

•	difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems and regulatory systems;
•	currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we chose to do so in the future;
•	global economic uncertainty caused by global political events, including the United Kingdom's vote in favor of existing the European Union, or Brexit, and similar geopolitical developments;
•	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;
•	limited or insufficient intellectual property protection;
•	political instability or terrorist activities;
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

If our Growth Platform has outages or fails due to defects or similar problems, and if we fail to correct any defect or other software problems, we could lose customers, become subject to service performance or warranty claims or incur significant costs.

Our platform and its underlying infrastructure are inherently complex and may contain material defects or errors. We release modifications, updates, bug fixes and other changes to our software several times per day, without traditional human-performed quality control reviews for each release. We have from time to time found defects in our software and may discover additional defects in the future. We may not be able to detect and correct defects or errors before customers begin to use our platform or its applications. Consequently, we or our customers may discover defects or errors after our platform has been implemented. For example, we recently had a product outage due to the failure of one of the infrastructure systems that supports multiple parts of our platform.  Although no data from prior to the outage was lost, our customers experienced disruptions in using our platform during the outage.  Defects or errors could result in product outages and could also cause inaccuracies in the data we collect and process for our customers, or even the loss, damage or inadvertent release of such confidential data. We implement bug fixes and upgrades as part of our regular system maintenance, which may lead to system downtime. Even if we are able to implement the bug fixes and upgrades in a timely manner, any history of product outages, defects or inaccuracies in the data we collect for our customers, or the loss, damage or inadvertent release of confidential data could cause our reputation to be harmed, and customers may elect not to purchase or renew their agreements with us. Furthermore, these issues could subject us to service performance credits (whether offered by us or required by contract), warranty claims or increased insurance costs. The costs associated with product outages, any material defects or errors in our platform or other performance problems may be substantial and could materially adversely affect our operating results.

In addition, third-party apps and features on our Growth Platform may not meet the same quality standards that we apply to our own development efforts and, to the extent they contain bugs, vulnerabilities or defects, they may create disruptions in our customers’ use of our products, lead to data loss, unauthorized access to customer data, damage our brand and reputation and affect the continued use of our products, any of which could harm our business, results of operations and financial condition.

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

Laws and regulations concerning privacy, data protection and information security are evolving, and changes to such laws and regulations could require us to change features of our platform or restrict our customers’ ability to collect and use email addresses, page viewing data and personal information, which may reduce demand for our platform. Our failure to comply with federal, state and international data privacy laws and regulations could harm our ability to successfully operate our business and pursue our business goals. For example, California recently enacted the California Consumer Privacy Act, or CCPA, that will, among other things, require covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. The CCPA recently was amended, and it is possible that it will be amended again before it goes into effect. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

In addition, several foreign countries and governmental bodies, including the European Union and Canada, have regulations dealing with the collection and use of personal information obtained from their residents, which are often more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personal information that identifies or may be used to identify an individual. Within the European Union, legislators have adopted the General Data Protection Regulation, or GDPR, which became effective in May 2018 which may impose additional obligations and risk upon our business and which may increase substantially the penalties to which we could be subject in the event of any non-

compliance. In addition, Brexit could also lead to further legislative and regulatory changes. It remains unclear how the United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated.  We may incur substantial expense in complying with the new obligations to be imposed by the GDPR and we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall.

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

•

The Communications Decency Act of 1996, or CDA, generally protects online service providers, such as us, from liability for certain activities of their customers, such as the posting of defamatory or obscene content, unless the online service provider is participating in the unlawful conduct. Under the CDA, we are generally not responsible for the customer-created content hosted on our servers. Consequently, we do not monitor hosted websites or prescreen the content placed by our customers on their sites. However, there have been various Congressional efforts to restrict the scope of the protections available to online platforms under Section 230 of the CDA, and our current protections from liability for third-party content in the United States could decrease or change. In addition, the CDA does not apply in foreign jurisdictions and we may nonetheless be brought into disputes between our customers and third parties which would require us to devote management time and resources to resolve such matters and any publicity from such matters could also have an adverse effect on our reputation and therefore our business.

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

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share, our stock price has ranged from $25.79 to $180.00, through March 31, 2019. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults on Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed below are filed or incorporated by reference into this Report.

Exhibit Number	Exhibit Title

1.1(1)	Underwriting Agreement, dated as of February 13, 2019, among HubSpot, Inc. and Morgan Stanley & Co. LLC.

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(3)	Second Amended and Restated Bylaws of the Registrant

4.1(4)	Form of Common Stock certificate of the Registrant

10.1(5)	Fourth Amendment to Lease dated April 19, 2019 between One Canal Park Massachusetts, LLC and HubSpot, Inc.

31.1(5)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2(5)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 1.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 15, 2019 and incorporated herein by reference.
(2)	Filed as Exhibit 3.1 to Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 24, 2016 and incorporated herein by reference.
(3)	Filed as Exhibit 3.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 25, 2018 and incorporated herein by reference.
(4)

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

May 7, 2019