Form 10-Q
period 2019-06-30
HUBSPOT INC
filed 2019-08-06
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2019

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

There were 42,500,267 shares of the registrant’s Common Stock issued and outstanding as of August 1, 2019.

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

PART I — Financial Information

Item 1.	Financial Statements

HubSpot, Inc.

Unaudited Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$238,080	$111,489
Short-term investments	717,115	480,761
Accounts receivable — net of allowance for doubtful accounts of $1,118 and $1,317 at June 30, 2019 and December 31, 2018, respectively	72,999	77,100
Deferred commission expense	28,672	23,664
Restricted cash	6,019	5,175
Prepaid expenses and other current assets	19,991	14,229
Total current assets	1,082,876	712,418
Long-term investments	38,628	11,450
Property and equipment, net	58,471	52,468
Capitalized software development costs, net	13,616	12,746
Right-of-use assets	224,980	—
Deferred commission expense, net of current portion	18,600	18,114
Other assets	8,052	6,888
Intangible assets, net	3,319	4,919
Goodwill	14,950	14,950
Total assets	$1,463,492	$833,953
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,264	$7,810
Accrued compensation costs	20,179	23,589
Accrued expenses and other current liabilities	28,546	22,305
Lease liabilities	15,415	—
Deferred revenue	195,509	183,305
Total current liabilities	272,913	237,009
Lease liabilities, net of current portion	234,724	—
Deferred rent, net of current portion	—	26,445
Deferred revenue, net of current portion	2,619	2,179
Other long-term liabilities	5,635	4,897
Convertible senior notes	329,457	318,782
Total liabilities	845,348	589,312
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	43	40
Additional paid-in capital	990,701	589,708
Accumulated other comprehensive income (loss)	241	(723)
Accumulated deficit	(372,841)	(344,384)
Total stockholders’ equity	618,144	244,641
Total liabilities and stockholders’ equity	$1,463,492	$833,953

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Subscription	$155,876	$116,566	$300,102	$225,168
Professional services and other	7,379	6,010	14,951	11,964
Total revenue	163,255	122,576	315,053	237,132
Cost of revenues:
Subscription	23,578	16,964	44,879	32,199
Professional services and other	7,564	7,887	15,841	15,029
Total cost of revenues	31,142	24,851	60,720	47,228
Gross profit	132,113	97,725	254,333	189,904
Operating expenses:
Research and development	40,456	28,485	75,633	54,837
Sales and marketing	84,079	65,281	158,984	125,191
General and administrative	23,303	18,011	44,477	35,252
Total operating expenses	147,838	111,777	279,094	215,280
Loss from operations	(15,725)	(14,052)	(24,761)	(25,376)
Other expense:
Interest income	5,424	2,092	9,598	3,916
Interest expense	(5,673)	(5,326)	(11,186)	(10,500)
Other expense	(672)	(527)	(684)	(810)
Total other expense	(921)	(3,761)	(2,272)	(7,394)
Loss before income tax expense	(16,646)	(17,813)	(27,033)	(32,770)
Income tax expense	(711)	(412)	(1,424)	(903)
Net loss	$(17,357)	$(18,225)	$(28,457)	$(33,673)
Net loss per share, basic and diluted	$(0.41)	$(0.48)	$(0.69)	$(0.88)
Weighted average common shares used in computing basic and diluted net loss per share:	42,127	38,350	41,352	38,093

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(17,357)	$(18,225)	$(28,457)	$(33,673)
Other comprehensive loss:
Foreign currency translation adjustment	254	(720)	(50)	(422)
Changes in unrealized gain (loss) on investments, net of income taxes of $156 thousand and $269 thousand for the three and six months ended June 30, 2019, respectively, and $0 for the three and six months ended June 30, 2018.	588	144	1,014	(235)
Comprehensive loss	$(16,515)	$(18,801)	$(27,493)	$(34,330)

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended June 30,
	2019	2018
Operating Activities:
Net loss	$(28,457)	$(33,673)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities
Depreciation and amortization	14,035	10,539
Stock-based compensation	49,869	35,721
(Benefit) provision for deferred income taxes	(135)	47
Amortization of debt discount and issuance costs	10,675	9,962
Accretion of bond discount	(6,821)	(2,641)
Noncash lease expense	—	1,605
Unrealized currency translation	(18)	136
Changes in assets and liabilities
Accounts receivable	3,907	6,645
Prepaid expenses and other assets	(6,330)	(4,712)
Deferred commission expense	(5,539)	(10,089)
Right-of-use assets	9,262	—
Accounts payable	4,992	754
Accrued expenses and other liabilities	3,288	5,631
Lease liabilities	(10,162)	—
Deferred rent	—	3,906
Deferred revenue	12,847	16,392
Net cash and cash equivalents provided by operating activities	51,413	40,223
Investing Activities:
Purchases of investments	(597,802)	(366,292)
Maturities of investments	342,385	348,550
Purchases of property and equipment	(12,056)	(11,310)
Capitalization of software development costs	(5,328)	(5,806)
Purchases of strategic investments	(352)	(250)
Net cash and cash equivalents used in investing activities	(273,153)	(35,108)
Financing Activities:
Proceeds from common stock offering, net of offering costs paid of $365	342,628	—
Employee taxes paid related to the net share settlement of stock-based awards	(2,735)	(4,045)
Proceeds related to the issuance of common stock under stock plans	10,738	11,612
Repayments of finance lease obligations	(205)	(417)
Net cash and cash equivalents provided by financing activities	350,426	7,150
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(198)	(998)
Net increase in cash, cash equivalents and restricted cash	128,488	11,267
Cash, cash equivalents and restricted cash, beginning of period	117,114	92,784
Cash, cash equivalents and restricted cash, end of period	$245,602	$104,051
Supplemental cash flow disclosure:
Cash paid for interest	$503	$521
Cash paid for income taxes	$1,843	$772
Right of use assets obtained in exchange for operating lease liabilities	$81,692	$—
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$1,390	$1,661
Asset retirement obligations	$517	$250

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Notes to Unaudited Consolidated Financial Statements

1. Organization and Operations

HubSpot, Inc. (the “Company”) provides a cloud-based inbound marketing, sales and customer service platform, which is referred to in this document as the Company’s Growth Platform, that enables businesses to grow better. The Company’s Growth Platform, comprised of Marketing Hub, Sales Hub, Service Hub, and a free customer relationship management, or CRM system, features integrated applications and tools that enable businesses to create a cohesive and adaptable customer experience throughout the customer lifecycle.

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

The resulting impact, as of the adoption date, to the consolidated balance sheet of applying the new guidance in 2019 versus the prior guidance was an increase to right-of-use assets of $152.2 million, a decrease to other assets of $0.3 million, an increase to total assets of $151.9 million, an increase to short-term lease liabilities of $14.1 million, a decrease to accrued expenses and other current liabilities of $0.5 million, an increase to total current liabilities of $13.5 million, an increase to long-term lease liabilities of $164.8 million, a decrease to deferred rent, net of current portion, of $26.4 million and an increase to total liabilities of $151.9 million. There was no impact to stockholders’ equity or the consolidated statements of operations as a result of adopting the new guidance.  There was no impact to total operating or financing cash flows of applying the new guidance in 2019 versus the prior guidance other than renaming or adding line items to the statements of cash flows to conform to the accounting for, and presentation of, the new standard.

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

The following table provides a summary of lease assets and liabilities as of June 30, 2019:

Leases	Balance sheet classification	Amount (in thousands)
Assets:
Operating lease assets	Right-of-use assets	$224,980
Finance lease assets	Fixed assets	144
Total leased assets		$225,124

Liabilities:
Current
Operating lease liabilities	Lease liabilities	$15,415
Finance lease liabilities	Accrued expenses and other current liabilities	108
Noncurrent
Operating	Lease liabilities, net of current portion	234,724
Total lease liabilities		$250,247

Operating lease costs were $7.6 million for the three months ended June 30, 2019, net of $0.6 million of operating sublease income related to certain office facilities subleased to third parties. Operating lease costs were $14.4 million for the six months ended June 30, 2019, net of $1.1 million of operating sublease income related to certain office facilities subleased to third parties. Finance lease costs consisted of $0.1 million related to the amortization finance lease assets and $0 of interest expense for the three months ended June 30, 2019. Finance lease costs consisted of $0.2 million related to the amortization finance lease assets and $0 of interest expense for the six months ended June 30, 2019.

The following table provides a reconciliation between non-cancelable lease commitments and lease liabilities as of June 30, 2019:

	Operating leases	Finance Leases
Lease commitments (Note 10)	$370,395	$108
Less: Legally binding minimum lease payments for leases signed but not yet commenced	(41,450)	—
Less: Present value discount	(78,806)	—
Total lease liabilities	$250,139	$108

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

The following table provides weighted average remaining lease terms and weighted average discount rate for operating and finance leases as of June 30, 2019:

Weighted-average remaining lease term:
Operating leases	9.7 years
Finance leases	0.7 years
Weighted-average discount rate:
Operating leases	5.8%
Finance leases	3.8%

Other Information

Cash payments related to our operating lease liabilities were $9.1 million for the three months ended June 30, 2019 and $14.7 million for the six months ended June 30, 2019. Cash payments related to our financing lease liabilities were $0.1 million for the three months ended June 30, 2019 and $0.2 million for the six months ended June 30, 2019.

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

Deferred Revenue, Deferred Commission Expense, and Accrued Expenses and Other Current Liabilities

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue.  Deferred revenue during the six months ended June 30, 2019 increased by $12.6 million resulting from $327.7 million of additional invoicing and was offset by revenue recognized of $315.1 million during the same period. $101.4 million of revenue was recognized during the three month period ended June 30, 2019 that was included in deferred revenue at the beginning of the period. $141.4 million of revenue was recognized during the six month period ended June 30, 2019 that was included in deferred revenue at the beginning of the period. As of June 30, 2019, approximately $142.1 million of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year.  The Company expects to recognize revenue on approximately 94% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

Additional contract liabilities of $1.5 million and $1.6 million were included in accrued expenses and other current liabilities on the consolidated balance sheet as of June 30, 2019 and December 31, 2018.

The incremental direct costs of obtaining a contract, which primarily consist of sales commissions paid for new subscription contracts, are deferred and amortized on a straight-line basis over a period of approximately one to three years.  The one to three-year period has been determined by taking into consideration the type of product sold, the commitment term of the customer contract, the nature of the Company’s technology development life-cycle, and an estimated customer relationship period.  Sales commissions for upgrade contracts are deferred and amortized on a straight-line basis over the remaining estimated customer relationship period of the related customer.  Deferred commission expense that will be recorded as expense during the succeeding 12-month period is recorded as current deferred commission expense, and the remaining portion is recorded as long-term deferred commission expense. Deferred commission expense during the three months ended June 30, 2019 increased by $2.4 million as a result of deferring incremental costs of obtaining a contract of $10.1 million and was offset by amortization of $7.7 million during the same period. Deferred commission expense during the six months ended June 30, 2019 increased by $5.5 million as a result of deferring incremental costs of obtaining a contract of $20.3 million and was offset by amortization of $14.8 million during the same period.

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

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(17,357)	$(18,225)	$(28,457)	$(33,673)
Weighted-average common shares outstanding — basic	42,127	38,350	41,352	38,093
Dilutive effect of share equivalents resulting from stock options, RSUs, ESPP, common stock warrants and the Conversion Option of the 2022 Notes	—	—	—	—
Weighted-average common shares, outstanding — diluted	42,127	38,350	41,352	38,093
Net loss per share, basic and diluted	$(0.41)	$(0.48)	$(0.69)	$(0.88)

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

	As of June 30,
	2019	2018
	(in thousands)
Options to purchase common shares	1,678	2,026
RSUs	1,948	2,318
Conversion option of the 2022 Notes	1,929	844
Common stock warrants	1,420	93
ESPP	2	19

The Company expects to settle the principal amount of the 2022 Notes (Note 9) in cash, and therefore, the Company uses the treasury stock method for calculating any potential dilutive effect of the Conversion Option on diluted net income per share, if applicable. The Conversion Option will have a dilutive impact on net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of the 2022 Notes of $94.77 per share. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended June 30, 2019 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending September 30, 2019. As of August 1, 2019, no holders have converted or indicated their intention to convert the 2022 Notes.

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at June 30, 2019 and December 31, 2018:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$88,394	$—	$—	$88,394
Commercial paper	—	4,083	—	4,083
Corporate bonds	—	71,877	—	71,877
U.S. Treasury securities	—	714,722	—	714,722
Restricted cash:
Certificates of deposit	—	7,522	—	7,522
Total	$88,394	$798,204	$—	$886,598

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$1,579	$—	$—	$1,579
Commercial paper	—	8,242	—	8,242
Corporate bonds	—	70,728	—	70,728
U.S. Treasury securities	—	413,241	—	413,241
Restricted cash:
Certificates of deposit	—	5,625	—	5,625
Total	$1,579	$497,836	$—	$499,415

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At June 30, 2019 and December 31, 2018, our Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.

As of June 30, 2019 the fair value of the 2022 Notes was $744.2 million.  The fair value was determined based on the quoted price of the 2022 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy.

For certain other financial instruments, including accounts receivable, accounts payable, capital leases and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

Strategic investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the statement of operations. The Company holds $4.4 million without readily determinable fair values at June 30, 2019 and $4.0 million of investments without readily determinable fair values at December 31, 2018. These investments are included in other assets on the consolidated balance sheets. There have been no adjustments to the carrying value of strategic investments resulting from impairments or observable price changes.

The following tables summarize the composition of our short- and long-term investments at June 30, 2019 and December 31, 2018.

	June 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$4,083	$—	$—	$4,083
Corporate bonds	71,716	190	(29)	71,877
U.S. Treasury securities	678,995	788	—	679,783
Total	$754,794	$978	$(29)	$755,743

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$8,256	$—	$(14)	$8,242
Corporate bonds	70,958	3	(233)	70,728
U.S. Treasury securities	413,323	56	(138)	413,241
Total	$492,537	$59	$(385)	$492,211

For all of our securities for which the amortized cost basis was greater than the fair value at June 30, 2019, the Company has concluded that there is no plan to sell the security nor is it more likely than not that the Company would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, the Company considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

Contractual Maturities

The contractual maturities of short-term and long-term investments held at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019		December 31, 2018
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
	(in thousands)		(in thousands)
Due within one year	$716,328	$717,115	$481,071	$480,761
Due after 1 year through 2 years	38,466	38,628	11,466	11,450
Total	$754,794	$755,743	$492,537	$492,211

6. Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows for the six months ended June 30, 2019 and 2018.

	June 30, 2019	June 30, 2018	December 31, 2018
	(in thousands)
Cash and cash equivalents	$238,080	$98,426	$111,489
Restricted cash	6,019	5,175	5,175
Restricted cash, included in other assets	1,503	450	450
Total cash, cash equivalents, and restricted cash	$245,602	$104,051	$117,114

Restricted cash is comprised of certificates of deposit related to landlord guarantees for our leased facilities. These restricted cash balances have been excluded from our cash and cash equivalents balance on our consolidated balance sheets.

7. Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Computer equipment and purchased software	$9,683	$8,163
Employee computer equipment	10,834	8,972
Furniture and fixtures	14,010	13,019
Office equipment	2,551	2,551
Leasehold improvements	50,217	42,894
Equipment under capital lease	3,450	3,450
Internal-use software	6,317	5,363
Construction in progress	2,981	2,498
Total property and equipment	100,043	86,910
Less accumulated depreciation and amortization	(41,572)	(34,442)
Property and equipment, net	$58,471	$52,468

Depreciation and amortization expense on property and equipment was $3.7 million for the three months ended June 30, 2019, $7.4 million for the six months ended June 30, 2019, $3.1 million for the three months ended June 30, 2018 and $6.1 million for the six months ended June 30, 2018.

8. Capitalized Software Development Costs

Capitalized software development costs, exclusive of those recorded within property and equipment, consisted of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Gross capitalized software development costs	$52,406	$46,169
Accumulated amortization	(38,790)	(33,423)
Capitalized software development costs, net	$13,616	$12,746

Capitalized software development costs are amortized on a straight-line basis over their estimated useful life of two years.

The following table summarizes software development costs capitalized, stock-based compensation included in capitalized software development costs, and amortization of capitalized software development costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Software development costs capitalized	$2,959	$3,576	$6,237	$6,521
Stock-based compensation included in capitalized software development costs	$607	$796	$1,115	$1,346
Amortization of capitalized software development costs	$2,572	$2,323	$5,067	$4,327

9. 0.25% Convertible Senior Notes, Convertible Note Hedge and Warrant

In May 2017, the Company issued $350 million aggregate principal amount of 0.25% convertible senior notes due June 1, 2022 in a private offering and an additional $50 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the initial purchasers (the “2022 Notes”). The 2022 Notes are convertible at the option of the holders prior to the close of business on the business day immediately preceding February 1, 2022 under certain conditions or upon the occurrence of certain events. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended June 30, 2019 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending September 30, 2019. As of August 1, 2019, no holders have converted or indicated their intention to convert the 2022 Notes.

The net carrying amount of the liability component of the 2022 Notes is as follows:

	As of June 30, 2019	As of December 31, 2018
	(in thousands)
Principal	$400,000	$400,000
Unamortized debt discount	(65,641)	(75,575)
Unamortized issuance costs	(4,902)	(5,643)
Net carrying amount	$329,457	$318,782

Interest expense related to the 2022 Notes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Contractual interest expense	$250	$250	$500	$500
Amortization of debt discount	5,039	4,703	9,934	9,270
Amortization of issuance costs	376	351	741	692
Total interest expense	$5,665	$5,304	$11,175	$10,462

10. Commitments and Contingencies

Contractual Obligations

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through May 2031. Lease expense for non-cancelable operating leases with free rental periods or scheduled rent increases is recognized on a straight-line basis over the terms of the leases. Improvement reimbursements from landlords of $13.8 million are being amortized on a straight-line basis into lease expense over the terms of the leases.  Certain leases contain optional termination dates. The table below only includes payments up to the optional termination date. If the Company were to extend leases beyond the optional termination date the future commitments would increase by approximately $83.6 million.

Included in the table below are operating lease commitments for leases that have not yet commenced of approximately $41.4 million for facilities in the United States and Singapore with lease terms of approximately 9 and 4 years, respectively.

Future minimum payments under all operating and finance lease agreements as of June 30, 2019 are as follows:

	Operating	Finance
	(in thousands)
2019	$14,101	108
2020	37,360	—
2021	40,520	—
2022	40,417	—
2023	40,063	—
Thereafter	197,934	—
Total	$370,395	108
Less: Portion representing interest		—
Capital lease obligation		108

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

11. Changes in Stockholders’ Equity

The following tables summarize the changes in stockholders’ equity for the six months ended June 30, 2019 and 2018.

	Common Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances at December 31, 2018	39,300	$40	$589,708	$(723)	$(344,384)	$244,641
Issuance of common stock under stock plans, net of shares withheld for employee taxes	440	1	1,161	—	—	1,162
Issuance of common stock in relation to common stock offering, net of offering costs incurred $365	2,151	2	342,628	—	—	342,630
Stock-based compensation	—	—	21,548		—	21,548
Cumulative translation adjustment	—	—	—	(304)	—	(304)
Unrealized gain on investments, net of income taxes of $113	—	—	—	426	—	426
Net loss	—	—	—	—	(11,100)	(11,100)
Balances at March 31, 2019	41,891	$43	$955,045	$(601)	$(355,484)	$599,003
Issuance of common stock under stock plans, net of shares withheld for employee taxes	385	$—	$6,595	$—	$—	$6,595
Stock-based compensation	—	—	29,061	—	—	29,061
Cumulative translation adjustment	—	—	—	254	—	254
Unrealized gain on investments, net of income taxes of $156	—	—	—	588	—	588
Net loss	—	—	—	—	(17,357)	(17,357)
Balances at June 30, 2019	42,276	$43	$990,701	$241	$(372,841)	$618,144

	Common Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances at December 31, 2017	37,503	$38	$496,461	$(57)	$(286,082)	$210,360
Issuance of common stock under stock plans, net of shares withheld for employee taxes	571	1	3,877	—	—	3,878
Stock-based compensation	—	—	16,596	—	—	16,596
Cumulative adjustment from adoption of revenue recognition standard	—	—	—	—	5,793	5,793
Cumulative translation adjustment	—	—	—	298	—	298
Unrealized gain on investments, net of income taxes of $20	—	—	—	(379)	—	(379)
Net loss	—	—	—	—	(15,448)	(15,448)
Balances at March 31, 2018	38,074	$39	$516,934	$(138)	$(295,737)	$221,098
Issuance of common stock under stock plans, net of shares withheld for employee taxes	459	$—	$5,138	$—	$—	$5,138
Stock-based compensation	—	—	20,471	—	—	20,471
Cumulative adjustment from adoption of revenue recognition standard	—	—	—	—	(267)	(267)
Cumulative translation adjustment	—	—	—	(720)	—	(720)
Unrealized gain on investments, net of income taxes of $56	—	—	—	144	—	144
Net loss	—	—	—	—	(18,225)	(18,225)
Balances at June 30, 2018	38,533	$39	$542,543	$(714)	$(314,229)	$227,639

12. Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ equity, for the six months ended June 30, 2019.

	Cumulative Translation Adjustment	Unrealized Gain on Investments	Total
	(in thousands)
Beginning balance at January 1, 2019	$(397)	$(326)	$(723)
Other comprehensive loss before reclassifications	(50)	1,014	$964
Amounts reclassified from accumulated other comprehensive income	—	—	—
Ending balance at June 30, 2019	$(447)	$688	$241

13. Stock-Based Compensation Expense

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations:

	Three Months End June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Options	$1,381	$1,259	$2,672	$2,593
RSUs	26,083	17,798	44,822	32,039
Employee stock purchase plan	1,199	618	2,375	1,089
Total stock-based compensation expense	$28,663	$19,675	$49,869	$35,721

Effect of stock-based compensation expense on income by line item:

	Three Months End June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Cost of revenue, subscription	$822	$317	$1,437	$594
Cost of revenue, professional services and other	666	846	1,685	1,536
Research and development	10,553	6,111	17,644	10,875
Sales and marketing	10,523	7,937	18,327	14,429
General and administrative	6,099	4,464	10,776	8,287
Total stock-based compensation expense	$28,663	$19,675	$49,869	$35,721

Capitalized software development costs excluded from stock-based compensation expense is $607 thousand for the three months ended June 30, 2019, $1.1 million for the six months ended June 30, 2019, $796 thousand for the three months ended June 30, 2018, and $1.3 million for the six months ended June 30, 2018.

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

Revenues by geographical region:

	Three Months End June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Americas	$111,181	$86,486	$215,470	$168,644
Europe	40,283	28,172	76,959	53,382
Asia Pacific	11,791	7,918	22,624	15,106
Total	$163,255	$122,576	$315,053	$237,132
Percentage of revenues generated outside of the Americas	32%	29%	32%	29%

Revenue derived from customers outside the United States (international) was approximately 40% of total revenue in the three months ended June 30, 2019 and 39% of total revenue in the six months ended June 30, 2019. Revenue derived from customers outside the United States (international) was approximately 37% of total revenue in the three months ended June 30, 2018 and 37% of total revenue in the six months ended June 30, 2018.

Total long-lived assets by geographical region:

	As of June 30, 2019	As of December 31, 2018
Americas	$38,346	$35,186
Europe	16,168	13,913
Asia Pacific	3,957	3,369
Total long-lived assets	$58,471	$52,468
Percentage of long-lived assets held outside of the Americas	34%	33%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We focus on selling to mid-market business-to-business, or B2B, companies, which we define as companies that have between two and 2,000 employees.  While our Growth Platform was built to grow with any company, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving this market segment. These mid-market businesses seek an integrated, easy-to-implement and easy-to-use solution to reach customers and compete with organizations that have larger marketing and sales budgets. We efficiently reach these businesses at scale through our proven inbound methodology, freemium pricing strategy and thousands of Partners worldwide. As of June 30, 2019, we had 2,924 full-time employees and 64,836 Total Customers of varying sizes in more than 100 countries, representing almost every industry.

We derive most of our revenue from subscriptions to our cloud-based Growth Platform and related professional services, which consist of customer on-boarding and training services. Subscription revenue accounted for 95% of our total revenue for the three and six months ended June 30, 2019 and 2018. We sell multiple product plans at different base prices on a subscription basis, each of which includes our core Growth Platform and integrated applications to meet the needs of the various customers we serve. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We generate additional revenue based on the purchase of additional subscriptions, purchase of additional products, purchases of our add-on products and the number of account users, subdomains and website visits. Most of our customers’ subscriptions are one year or less in duration.

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

Many of our customers purchase on-boarding and training services which are designed to help customers enhance their ability to attract, engage and delight their customers using our Growth Platform. Professional services and other revenue accounted for 5% of total revenue for the three and six months ended June 30, 2019 and 2018. We expect professional services and other margins to range from a moderate loss to breakeven for the foreseeable future.

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

Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Subscription	$155,876	$116,566	$300,102	$225,168
Professional services and other	7,379	6,010	14,951	11,964
Total revenue	163,255	122,576	315,053	237,132
Cost of revenues:
Subscription	23,578	16,964	44,879	32,199
Professional services and other	7,564	7,887	15,841	15,029
Total cost of revenues	31,142	24,851	60,720	47,228
Gross profit	132,113	97,725	254,333	189,904
Operating expenses:
Research and development	40,456	28,485	75,633	54,837
Sales and marketing	84,079	65,281	158,984	125,191
General and administrative	23,303	18,011	44,477	35,252
Total operating expenses	147,838	111,777	279,094	215,280
Loss from operations	(15,725)	(14,052)	(24,761)	(25,376)
Other expense:
Interest income	5,424	2,092	9,598	3,916
Interest expense	(5,673)	(5,326)	(11,186)	(10,500)
Other expense	(672)	(527)	(684)	(810)
Total other expense	(921)	(3,761)	(2,272)	(7,394)
Loss before income tax expense	(16,646)	(17,813)	(27,033)	(32,770)
Income tax expense	(711)	(412)	(1,424)	(903)
Net loss	$(17,357)	$(18,225)	$(28,457)	$(33,673)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Subscription	95%	95%	95%	95%
Professional services and other	5	5	5	5
Total revenue	100	100	100	100
Cost of revenue:
Subscription	14	14	14	14
Professional services and other	5	6	5	6
Total cost of revenue	19	20	19	20
Gross profit	81	80	81	80
Operating expenses:
Research and development	25	23	24	23
Sales and marketing	52	53	50	53
General and administrative	14	15	14	15
Total operating expenses	91	91	89	91
Loss from operations	(10)	(11)	(8)	(11)
Total other expense	(1)	(3)	(1)	(3)
Loss before income tax expense	(10)	(15)	(9)	(14)
Income tax expense	—	—	—	—
Net loss	(11)%	(15)%	(9)%	(14)%

Percentages are based on actual values. Totals may not sum due to rounding.

Three and Six Months Ended June 30, 2019 Compared to the Three and Six Months Ended June 30, 2018

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenues:
Subscription	$155,876	$116,566	$39,310	34%	$300,102	$225,168	$74,934	33%
Professional services and other	7,379	6,010	1,369	23%	14,951	11,964	2,987	25%
Total revenue	$163,255	$122,576	$40,679	33%	$315,053	$237,132	$77,921	33%

Three month change

Subscription revenue increased during the three months ended June 30, 2019 compared to the same period in 2018 primarily due to the increase in Total Customers, which grew from 48,091 as of June 30, 2018 to 64,836 as of June 30, 2019.  Total Average Subscription Revenue per Customer decreased from $10,004 for the three months ended June 30, 2018 to $9,913 for the three months ended June 30, 2019. The growth in Total Customers was primarily driven by our increased sales representative capacity to meet market demand as well as the “freemium” model attracting customers who self-purchase our lower cost products. The decrease in average subscription revenue per customer was driven primarily by our continued adoption of our “freemium” model which allows us to add new customers through our lower cost products.

The 23% increase in professional services and other revenue resulted primarily from the increase in Total Customers and from the delivery of on-boarding and training services for the additional subscriptions sold.

Six month change

Subscription revenue increased during the six months ended June 30, 2019 compared to the same period in 2018 primarily due to the increase in Total Customers, which grew from 48,091 as of June 30, 2018 to 64,836 as of June 30, 2019.  Total Average Subscription Revenue per Customer decreased from $10,016 for the six months ended June 30, 2018 to $9,871for the six months ended June 30, 2019. The growth in Total Customers was primarily driven by our increased sales representative capacity to meet market demand as well as the “freemium” model attracting customers who self-purchase our lower cost products. The decrease in average subscription revenue per customer was driven primarily by our continued adoption of our “freemium” model which allows us to add new customers through our lower cost products.

The 25% increase in professional services and other revenue resulted primarily from the increase in Total Customers and from the delivery of on-boarding and training services for the additional subscriptions sold.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Total cost of revenue	$31,142	$24,851	$6,291	25%	$60,720	$47,228	$13,492	29%
Gross profit	$132,113	$97,725	$34,388	35%	$254,333	$189,904	$64,429	34%
Gross margin percentage	81%	80%			81%	80%

Total cost of revenue for the three and six months ended June 30, 2019 increased compared to the same period in 2018 primarily due to an increase in subscription and hosting costs, employee-related costs, amortization of developed technology, amortization of acquired technology, and allocated overhead expenses. The increase in gross margin was primarily driven by improved leverage of our hosting costs relative to growth in subscription revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Subscription cost of revenue	$23,578	$16,964	$6,614	39%	$44,879	$32,199	$12,680	39%
Percentage of subscription revenue	15%	15%			15%	14%

The increase in subscription cost of revenue for the three and six month periods ended June 30, 2019 compared to the same period in 2018 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Subscription and hosting costs	$2,810	$5,105
Employee-related costs	1,987	3,890
Amortization of capitalized software development costs	787	1,618
Amortization of acquired technology	750	1,500
Allocated overhead expenses	280	567
	$6,614	$12,680

Three month change

Subscription and hosting costs increased due to growth in our Total Customer base from 48,091 as of June 30, 2018 to 64,836 as of June 30, 2019. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products and increased functionality.  Amortization of acquired technology increased due to acquired technology being placed into service during the third quarter of 2018. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount.

Six month change

Subscription and hosting costs increased due to growth in our Total Customer base from 48,091 as of June 30, 2018 to 64,836 as of June 30, 2019. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products and increased functionality.  Amortization of acquired technology increased due to acquired technology being placed into service during the third quarter of 2018. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Professional services and other cost of revenue	$7,564	$7,887	$(323)	(4)%	$15,841	$15,029	$812	5%
Percentage of professional services and other revenue	103%	131%			106%	126%

The (decrease) increase in professional services and other cost of revenue for the three and six month periods ended June 30, 2019 compared to the same period in 2018 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Employee-related costs and allocated overhead expenses	$(323)	$812
	$(323)	$812

Three month change

Employee-related costs and allocated overhead expenses decreased as a result of changes to our service offerings for our products.

Six month change

Employee-related costs and allocated overhead expenses increased as a result of increased headcount during the first quarter of 2019 as we continue to grow our professional services organization to support our Total Customer growth, which was offset during the second quarter of 2019 by changes to our service offerings for our products.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Research and development	$40,456	$28,485	$11,971	42%	$75,633	$54,837	$20,796	38%
Percentage of total revenue	25%	23%			24%	23%

The increase in research and development expense for the three and six month periods ended June 30, 2019 compared to the same period in 2018 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Employee-related costs	$11,028	$19,056
Allocated overhead expenses	943	1,740
	$11,971	$20,796

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

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Sales and marketing	$84,079	$65,281	$18,798	29%	$158,984	$125,191	$33,793	27%
Percentage of total revenue	52%	53%			50%	53%

The increase in sales and marketing expense for the three and six month periods ended June 30, 2019 compared to the same period in 2018 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Employee-related costs	$13,334	$23,600
Partner commissions	2,253	4,534
Marketing programs	1,588	2,925
Allocated overhead expenses	1,623	2,734
	$18,798	$33,793

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

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
General and administrative	$23,303	$18,011	$5,292	29%	$44,477	$35,252	$9,225	26%
Percentage of total revenue	14%	15%			14%	15%

The increase in general and administrative expense for the three and six month periods ended June 30, 2019 compared to the same period in 2018 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Employee-related costs	$3,856	$6,602
Customer credit card fees	797	1,492
Allocated overhead expenses	639	1,131
	$5,292	$9,225

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

Other expense

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Interest income	$5,424	$2,092	$3,332	159%	$9,598	$3,916	$5,682	145%
Percentage of total revenue	3%	2%			3%	2%
Interest expense	$(5,673)	$(5,326)	$(347)	7%	$(11,186)	$(10,500)	$(686)	7%
Percentage of total revenue	(3)%	(4)%			(4)%	(4)%
Other expense	$(672)	$(527)	$(145)	28%	$(684)	$(810)	$126	(16)%
Percentage of total revenue	*	*			*	*
*	not meaningful

Interest income primarily consists of interest earned on invested cash and cash equivalents balances and investments. The increase during the three and six months ended June 30, 2019 is primarily due to the increase in the amount of investment holdings from the proceeds received from the common stock offering that occurred during the first quarter of 2019 and an increase in yields on our investment balances.

Interest expense primarily consists of amortization of the debt discount and issuance costs related to the 2022 Notes that is recorded as interest expense, contractual interest expense on the 2022 Notes, and interest on capital leases. The increase during the three and six months ended June 30, 2019 was primarily due to the use of the effective-interest method to amortize the debt discount and issuance costs related to the 2022 Notes.

Other expense primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities. The (increase) decrease during the three and six months ended June 30, 2019 was primarily due to foreign currency exchange rate fluctuations.

Income tax expense

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Income tax expense	$(711)	$(412)	$(299)	73%	$(1,424)	$(903)	$(521)	58%
Effective tax rate	4%	2%			5%	3%

Income tax expense consists of current and deferred taxes for U.S. and foreign income.

Liquidity and Capital Resources

Our principal sources of liquidity to date have been cash and cash equivalents, net accounts receivable, our common stock offerings, and our convertible notes offering.

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents provided by operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities for the six months ended June 30, 2019 and 2018.

	Six Months ended June 30
	2019	2018
	(in thousands)
Cash and cash equivalents	$238,080	$98,426
Working capital	809,963	448,775
Net cash and cash equivalents provided by operating activities	51,413	40,223
Net cash and cash equivalents used in investing activities	(273,153)	(35,108)
Net cash and cash equivalents provided by financing activities	350,426	7,150

Our cash and cash equivalents at June 30, 2019 were held for working capital purposes. We believe our working capital is sufficient to support our operations for at least the next 12 months. At June 30, 2019, $48.0 million of our cash and cash equivalents was held in accounts outside the United States. We completed our accounting for the U.S. tax reform legislation and we determined that we will no longer assert indefinite reinvestment of our foreign earnings because these earnings have now been subject to United States Federal tax.  While we have concluded that any incremental tax incurred upon ultimate distribution of these earnings to be immaterial, our current plans do not demonstrate a need to repatriate undistributed earnings to fund our U.S. operations.

Net Cash and Cash Equivalents Provided by Operating Activities

Net cash and cash equivalents provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash and cash equivalents provided by operating activities during the six months ended June 30, 2019 primarily reflected our net loss of $28.5 million and accretion of bond discounts of $6.8 million offset by non-cash expenses that included $14.0 million of depreciation and amortization, $49.9 million in stock-based compensation and $10.7 million of amortization of debt discount and issuance costs. Working capital sources of cash and cash equivalents included an $12.8 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $3.9 million decrease in accounts receivable related to increased collection, a $9.3 million increase in right-of-use asset, a $5.0 million increase in accounts payable related to timing of bill payments, and a $3.3 million decrease in accrued expenses and other liabilities. These sources of cash and cash equivalents were offset by a $10.2 million decrease in lease liabilities, an $6.3 million increase in prepaid expenses and other assets, and a $5.5 million increase in deferred commissions

Net cash and cash equivalents provided by operating activities during the six months ended June 30, 2018 primarily reflected our net loss of $33.7 million and accretion of bond discount premium of $2.6 million offset by non-cash expenses that included $10.5 million of depreciation and amortization, $35.7 million in stock-based compensation, $1.6 million of non-cash rent expense and $10.0 million of amortization of debt discount and issuance costs. Working capital sources of cash and cash equivalents included an $16.4 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $6.6 million decrease in accounts receivable related to increased collections, $3.9 million increase in deferred rent related to tenant improvement allowance received and a $5.6 million increase in accrued expenses. These sources of cash and cash equivalents were offset by a $10.1 million increase in deferred commissions and $4.7 million increase in prepaid expenses and other assets.

Net Cash and Cash Equivalents Used in Investing Activities

Our investing activities have consisted primarily of purchases and maturities of investments, property and equipment purchases, purchases of strategic investments, and capitalization of software development costs. Capitalized software development costs are related to new products or improvements to our existing software platform that expands the functionality for our customers.

Net cash and cash equivalents used in investing activities during the six months ended June 30, 2019 consisted primarily of $597.8 million purchases of investments, $12.1 million of purchased property and equipment, $5.3 million of capitalized software development costs, and $0.4 million of purchases of strategic investments. These uses of cash were offset by $342.4 million received related to the maturity of investments.

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

For the six months ended June 30, 2019 cash provided by financing activities consisted primarily of $342.6 million of net proceeds related to common stock offering and $10.7 million of proceeds related to issuance of common stock under stock plans. This source of cash was offset by $2.7 million used for payment of employee taxes related to the net share settlement of stock-based awards.

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2019 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 except those disclosed below.

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

Contractual Obligations and Commitments

As of June 30, 2019, there were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K filed with the SEC on February 12, 2019, other than those appearing in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Recent Accounting Pronouncements in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the three months ended June 30, 2019, we had no material off-balance sheet arrangements, exclusive of operating leases and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

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

The table below provides a sensitivity analysis of hypothetical 10% changes of our stock price as of June 30, 2019 and the estimated impact on the fair value of the 2022 Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such event may have on the fair value of the 2022 Notes.

Hypothetical change in HubSpot stock price	Fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$811,080	$66,868	9.0%
No change	$744,212	$—	—
10% decrease	$677,304	$(66,908)	-9.0%

Item 4.	Controls and Procedures

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

We generated net losses of $28.5 million and $33.7 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $372.8 million. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to grow our marketing, sales and customer service operations, develop and enhance our Growth Platform, scale our data center infrastructure and services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

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

Our head count and operations have grown substantially. For example, we had 2,924 full-time employees as of June 30, 2019, as compared with 2,638 as of December 31, 2018 and we have opened 7 international offices since 2013. We also plan to open additional international offices in the future. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. We have opened 7 international offices since 2013. We also plan to open additional offices in the future. These international offices focus primarily on sales, professional services and support. We also have a development team in Dublin, Ireland. Our current international operations and future initiatives will involve a variety of risks, including:

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

In addition, several foreign countries and governmental bodies, including the European Union and Canada, have regulations dealing with the collection and use of personal information obtained from their residents, which are often more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personal information that identifies or may be used to identify an individual. Within the European Union, legislators have adopted the General Data Protection Regulation, or GDPR, and which became effective in May 2018 which may impose additional obligations and risk upon our business and which may increase substantially the penalties to which we could be subject in the event of any non-compliance. In addition, Brexit could also lead to further legislative and regulatory changes. It remains unclear how the United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated.  We may incur substantial expense in complying with the new obligations to be imposed by the GDPR and we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall.

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

In the event the conditional conversion feature of the 2022 Notes is triggered, holders of 2022 Notes will be entitled to convert the 2022 Notes at any time during specified periods at their option. Because the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended June 30, 2019 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending September 30, 2019. As of August 1, 2019, no holders have converted or indicated their intention to convert the 2022 Notes. Whether the 2022 Notes will be convertible following such calendar quarter will depend on the continued satisfaction of this condition or another conversion condition in the future. If one or more holders elect to convert their 2022 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2022 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2022 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share, our stock price has ranged from $25.79 to $192.49 through June 30, 2019. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults on Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed below are filed or incorporated by reference into this Report.

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Second Amended and Restated Bylaws of the Registrant

31.1(3)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2(3)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

(1)	Filed as Exhibit 3.1 to Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 24, 2016 and incorporated herein by reference.
(2)	Filed as Exhibit 3.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 25, 2018 and incorporated herein by reference.
(3)	Filed herewith.

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

August 6, 2019