Form 10-Q
period 2019-09-30
HUBSPOT INC
filed 2019-11-05
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2019

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

There were 42,821,424 shares of the registrant’s Common Stock issued and outstanding as of November 1, 2019.

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

PART I — Financial Information

Item 1.	Financial Statements

HubSpot, Inc.

Unaudited Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$225,770	$111,489
Short-term investments	722,767	480,761
Accounts receivable — net of allowance for doubtful accounts of $1,258 and $1,317 at September 30, 2019 and December 31, 2018, respectively	77,551	77,100
Deferred commission expense	29,080	23,664
Restricted cash	6,019	5,175
Prepaid expenses and other current assets	20,052	14,229
Total current assets	1,081,239	712,418
Long-term investments	59,783	11,450
Property and equipment, net	63,959	52,468
Capitalized software development costs, net	15,095	12,746
Right-of-use assets	215,797	—
Deferred commission expense, net of current portion	17,608	18,114
Other assets	7,894	6,888
Intangible assets, net	2,556	4,919
Goodwill	14,950	14,950
Total assets	$1,478,881	$833,953
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,882	$7,810
Accrued compensation costs	23,913	23,589
Accrued expenses and other current liabilities	25,706	22,305
Lease liabilities	15,646	—
Deferred revenue	200,771	183,305
Total current liabilities	280,918	237,009
Lease liabilities, net of current portion	225,628	—
Deferred rent, net of current portion	—	26,445
Deferred revenue, net of current portion	2,835	2,179
Other long-term liabilities	6,182	4,897
Convertible senior notes	334,966	318,782
Total liabilities	850,529	589,312
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	43	40
Additional paid-in capital	1,017,046	589,708
Accumulated other comprehensive loss	(909)	(723)
Accumulated deficit	(387,828)	(344,384)
Total stockholders’ equity	628,352	244,641
Total liabilities and stockholders’ equity	$1,478,881	$833,953

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Subscription	$167,078	$125,478	$467,180	$350,646
Professional services and other	6,543	6,348	21,494	18,312
Total revenue	173,621	131,826	488,674	368,958
Cost of revenues:
Subscription	25,671	17,777	70,550	49,976
Professional services and other	7,592	7,988	23,433	23,017
Total cost of revenues	33,263	25,765	93,983	72,993
Gross profit	140,358	106,061	394,691	295,965
Operating expenses:
Research and development	39,847	30,761	115,480	85,598
Sales and marketing	91,283	71,293	250,267	196,484
General and administrative	23,300	19,057	67,777	54,309
Total operating expenses	154,430	121,111	433,524	336,391
Loss from operations	(14,072)	(15,050)	(38,833)	(40,426)
Other expense:
Interest income	5,185	2,416	14,783	6,332
Interest expense	(5,760)	(5,393)	(16,946)	(15,893)
Other expense	(89)	(277)	(773)	(1,087)
Total other expense	(664)	(3,254)	(2,936)	(10,648)
Loss before income tax expense	(14,736)	(18,304)	(41,769)	(51,074)
Income tax expense	(251)	(359)	(1,675)	(1,262)
Net loss	$(14,987)	$(18,663)	$(43,444)	$(52,336)
Net loss per share, basic and diluted	$(0.35)	$(0.48)	$(1.04)	$(1.37)
Weighted average common shares used in computing basic and diluted net loss per share:	42,531	38,762	41,749	38,319

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(14,987)	$(18,663)	$(43,444)	$(52,336)
Other comprehensive loss:
Foreign currency translation adjustment	(947)	(127)	(997)	(548)
Changes in unrealized gain (loss) on investments, net of income taxes of $(12) thousand and $257 thousand for the three and nine months ended September 30, 2019, respectively, and $0 for the three and nine months ended September 30, 2018.	(203)	72	811	(164)
Comprehensive loss	$(16,137)	$(18,718)	$(43,630)	$(53,048)

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended September 30,
	2019	2018
Operating Activities:
Net loss	$(43,444)	$(52,336)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities
Depreciation and amortization	21,248	16,539
Stock-based compensation	73,659	55,334
Provision for deferred income taxes	49	43
Amortization of debt discount and issuance costs	16,184	15,103
Accretion of bond discount	(10,889)	(4,517)
Noncash lease expense	—	1,972
Unrealized currency translation	(193)	215
Changes in assets and liabilities
Accounts receivable	(1,346)	(3,266)
Prepaid expenses and other assets	(6,217)	823
Deferred commission expense	(5,551)	(15,887)
Right-of-use assets	14,310	—
Accounts payable	6,195	4,262
Accrued expenses and other liabilities	955	3,755
Lease liabilities	(14,788)	—
Deferred rent	—	3,987
Deferred revenue	20,910	25,713
Net cash and cash equivalents provided by operating activities	71,082	51,740
Investing Activities:
Purchases of investments	(967,994)	(524,838)
Maturities of investments	689,614	498,850
Purchases of property and equipment	(21,197)	(16,688)
Capitalization of software development costs	(9,139)	(8,726)
Purchases of strategic investments	(553)	(300)
Net cash and cash equivalents used in investing activities	(309,269)	(51,702)
Financing Activities:
Proceeds from common stock offering, net of offering costs paid of $365	342,628	—
Employee taxes paid related to the net share settlement of stock-based awards	(4,767)	(5,933)
Proceeds related to the issuance of common stock under stock plans	18,926	16,769
Repayments of finance lease obligations	(249)	(592)
Net cash and cash equivalents provided by financing activities	356,538	10,244
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,171)	(1,319)
Net increase in cash, cash equivalents and restricted cash	116,180	8,963
Cash, cash equivalents and restricted cash, beginning of period	117,114	92,784
Cash, cash equivalents and restricted cash, end of period	$233,294	$101,747
Supplemental cash flow disclosure:
Cash paid for interest	$503	$527
Cash paid for income taxes	$2,395	$1,016
Right of use assets obtained in exchange for operating lease liabilities	$81,744	$—
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$1,871	$2,018
Asset retirement obligations	$1,106	$347

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

In June 2016, the FASB issued guidance that introduces a new methodology for accounting for credit losses on financial instruments. The guidance establishes a new forward-looking "expected loss model" that requires entities to estimate current expected credit losses on accounts receivable and financial instruments by using all practical and relevant information. The guidance will be effective for the Company on January 1, 2020. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. The Company does not believe the adoption of this guidance will have a material impact on the consolidated financial statements.

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

The following table provides a summary of lease assets and liabilities as of September 30, 2019:

Leases	Balance sheet classification	Amount (in thousands)
Assets:
Operating lease assets	Right-of-use assets	$215,797
Finance lease assets	Fixed assets	96
Total leased assets		$215,893

Liabilities:
Current
Operating lease liabilities	Lease liabilities	$15,646
Finance lease liabilities	Accrued expenses and other current liabilities	57
Noncurrent
Operating	Lease liabilities, net of current portion	225,628
Total lease liabilities		$241,331

Operating lease costs were $9.0 million for the three months ended September 30, 2019, net of $0.6 million of operating sublease income related to certain office facilities subleased to third parties. Operating lease costs were $23.4 million for the nine months ended September 30, 2019, net of $1.7 million of operating sublease income related to certain office facilities subleased to third parties. Finance lease costs consisted of $0 million related to the amortization finance lease assets and $0 million of interest expense for the three months ended September 30, 2019. Finance lease costs consisted of $0.2 million related to the amortization finance lease assets and $0.1 million of interest expense for the nine months ended September 30, 2019.

The following table provides a reconciliation between non-cancelable lease commitments and lease liabilities as of September 30, 2019:

	Operating leases	Finance Leases
Lease commitments (Note 10)	$357,756	$57
Less: Legally binding minimum lease payments for leases signed but not yet commenced	(41,314)	—
Less: Present value discount	(75,168)	—
Total lease liabilities	$241,274	$57

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

The following table provides weighted average remaining lease terms and weighted average discount rate for operating and finance leases as of September 30, 2019:

Weighted-average remaining lease term:
Operating leases	9.5 years
Finance leases	0.5 years
Weighted-average discount rate:
Operating leases	5.8%
Finance leases	3.8%

Other Information

Cash payments related to our operating lease liabilities were $8.3 million for the three months ended September 30, 2019 and $23.0 million for the nine months ended September 30, 2019. Cash payments related to our financing lease liabilities were $0 million for the three months ended September 30, 2019 and $0.2 million for the nine months ended September 30, 2019.

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

Deferred Revenue, Deferred Commission Expense, and Accrued Expenses and Other Current Liabilities

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue.  Deferred revenue during the nine months ended September 30, 2019 increased by $18.1 million resulting from $506.8 million of additional invoicing and was offset by revenue recognized of $488.7 million during the same period. $105.1 million of revenue was recognized during the three month period ended September 30, 2019 that was included in deferred revenue at the beginning of the period. $163.2 million of revenue was recognized during the nine month period ended September 30, 2019 that was included in deferred revenue at the beginning of the period. As of September 30, 2019, approximately $153.5 million of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year.  The Company expects to recognize revenue on approximately 94.3% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

Additional contract liabilities of $1.4 million and $1.6 million were included in accrued expenses and other current liabilities on the consolidated balance sheet as of September 30, 2019 and December 31, 2018.

The incremental direct costs of obtaining a contract, which primarily consist of sales commissions paid for new subscription contracts, are deferred and amortized on a straight-line basis over a period of approximately one to three years.  The one to three-year period has been determined by taking into consideration the type of product sold, the commitment term of the customer contract, the nature of the Company’s technology development life-cycle, and an estimated customer relationship period.  Sales commissions for upgrade contracts are deferred and amortized on a straight-line basis over the remaining estimated customer relationship period of the related customer.  Deferred commission expense that will be recorded as expense during the succeeding 12-month period is recorded as current deferred commission expense, and the remaining portion is recorded as long-term deferred commission expense. Deferred commission expense during the three months ended September 30, 2019 decreased by $0.6 million as a result of deferring incremental costs of obtaining a contract of $8.5 million and was offset by amortization of $9.1 million during the same period. Deferred commission expense during the nine months ended September 30, 2019 increased by $4.9 million as a result of deferring incremental costs of obtaining a contract of $28.8 million and was offset by amortization of $23.9 million during the same period.

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

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(14,987)	$(18,663)	$(43,444)	$(52,336)
Weighted-average common shares outstanding — basic	42,531	38,762	41,749	38,319
Dilutive effect of share equivalents resulting from stock options, RSUs, ESPP, common stock warrants and the Conversion Option of the 2022 Notes	—	—	—	—
Weighted-average common shares, outstanding — diluted	42,531	38,762	41,749	38,319
Net loss per share, basic and diluted	$(0.35)	$(0.48)	$(1.04)	$(1.37)

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

	As of September 30,
	2019	2018
	(in thousands)
Options to purchase common shares	1,532	1,905
RSUs	1,688	2,020
Conversion option of the 2022 Notes	1,995	1,311
Common stock warrants	1,500	664
ESPP	8	29

The Company expects to settle the principal amount of the 2022 Notes (Note 9) in cash, and therefore, the Company uses the treasury stock method for calculating any potential dilutive effect of the Conversion Option on diluted net income per share, if applicable. The Conversion Option will have a dilutive impact on net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of the 2022 Notes of $94.77 per share. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended September 30, 2019 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending December 31, 2019. As of November 1, 2019, the Company has received conversion notices for approximately $8 thousand of the principal balance of the 2022 Notes, which will be settled in cash during the quarter ended December 31, 2019.

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at September 30, 2019 and December 31, 2018:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$115,376	$—	$—	$115,376
Corporate bonds	—	83,426	—	83,426
U.S. Treasury securities	—	699,123	—	699,123
Restricted cash:
Certificates of deposit	—	5,569	—	5,569
Money market funds	—	1,955	—	1,955
Total	$115,376	$790,073	$—	$905,449

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$1,579	$—	$—	$1,579
Commercial paper	—	8,242	—	8,242
Corporate bonds	—	70,728	—	70,728
U.S. Treasury securities	—	413,241	—	413,241
Restricted cash:
Certificates of deposit	—	5,625	—	5,625
Total	$1,579	$497,836	$—	$499,415

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At September 30, 2019 and December 31, 2018, our Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.

As of September 30, 2019 the fair value of the 2022 Notes was $659.4 million.  The fair value was determined based on the quoted price of the 2022 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy.

For certain other financial instruments, including accounts receivable, accounts payable, capital leases and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

Strategic investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the statement of operations. The Company holds $4.6 million without readily determinable fair values at September 30, 2019 and $4.0 million of investments without readily determinable fair values at December 31, 2018. These investments are included in other assets on the consolidated balance sheets. There have been no adjustments to the carrying value of strategic investments resulting from impairments or observable price changes.

The following tables summarize the composition of our short- and long-term investments at September 30, 2019 and December 31, 2018.

	September 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Corporate bonds	$83,174	$269	$(17)	$83,426
U.S. Treasury securities	698,632	491	—	$699,123
Total	$781,806	$760	$(17)	$782,549

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$8,256	$—	$(14)	$8,242
Corporate bonds	70,958	3	(233)	70,728
U.S. Treasury securities	413,323	56	(138)	413,241
Total	$492,537	$59	$(385)	$492,211

For all of our securities for which the amortized cost basis was greater than the fair value at September 30, 2019, the Company has concluded that there is no plan to sell the security nor is it more likely than not that the Company would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, the Company considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

Contractual Maturities

The contractual maturities of short-term and long-term investments held at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019		December 31, 2018
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
	(in thousands)		(in thousands)
Due within one year	$722,251	$722,767	$481,071	$480,761
Due after 1 year through 2 years	59,555	59,782	11,466	11,450
Total	$781,806	$782,549	$492,537	$492,211

6. Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows for the nine months ended September 30, 2019 and 2018.

	September 30, 2019	September 30, 2018	December 31, 2018
	(in thousands)
Cash and cash equivalents	$225,770	$96,122	$111,489
Restricted cash	6,019	5,175	5,175
Restricted cash, included in other assets	1,505	450	450
Total cash, cash equivalents, and restricted cash	$233,294	$101,747	$117,114

Restricted cash is comprised of money market funds and certificates of deposit related to landlord guarantees for our leased facilities. These restricted cash balances have been excluded from our cash and cash equivalents balance on our consolidated balance sheets.

7. Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Computer equipment and purchased software	$9,747	$8,163
Employee computer equipment	12,304	8,972
Furniture and fixtures	14,053	13,019
Office equipment	2,551	2,551
Leasehold improvements	50,932	42,894
Equipment under capital lease	3,450	3,450
Internal-use software	6,931	5,363
Construction in progress	8,879	2,498
Total property and equipment	108,847	86,910
Less accumulated depreciation and amortization	(44,888)	(34,442)
Property and equipment, net	$63,959	$52,468

Depreciation and amortization expense on property and equipment was $3.8 million for the three months ended September 30, 2019, $11.2 million for the nine months ended September 30, 2019, $3.2 million for the three months ended September 30, 2018 and $9.3 million for the nine months ended September 30, 2018.

8. Capitalized Software Development Costs

Capitalized software development costs, exclusive of those recorded within property and equipment, consisted of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Gross capitalized software development costs	$56,794	$46,169
Accumulated amortization	(41,699)	(33,423)
Capitalized software development costs, net	$15,095	$12,746

Capitalized software development costs are amortized on a straight-line basis over their estimated useful life of two years.

The following table summarizes software development costs capitalized, stock-based compensation included in capitalized software development costs, and amortization of capitalized software development costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Software development cost capitalized	$4,388	$3,439	$10,625	$9,960
Stock-based compensation included in capitalized software development costs	$640	$563	$1,755	$1,910
Amortization of capitalized software development costs	$2,661	$2,293	$7,727	$6,620

9. 0.25% Convertible Senior Notes, Convertible Note Hedge and Warrant

In May 2017, the Company issued $350 million aggregate principal amount of 0.25% convertible senior notes due June 1, 2022 in a private offering and an additional $50 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the initial purchasers (the “2022 Notes”). The 2022 Notes are convertible at the option of the holders prior to the close of business on the business day immediately preceding February 1, 2022 under certain conditions or upon the occurrence of certain events. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended September 30, 2019 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending December 31, 2019. As of November 1, 2019, the Company has received conversion notices for approximately $8 thousand of the principal balance of the 2022 Notes, which will be settled in cash during the quarter ended December 31, 2019.

The net carrying amount of the liability component of the 2022 Notes is as follows:

	As of September 30, 2019	As of December 31, 2018
	(in thousands)
Principal	$400,000	$400,000
Unamortized debt discount	(60,516)	(75,575)
Unamortized issuance costs	(4,518)	(5,643)
Net carrying amount	$334,966	$318,782

Interest expense related to the 2022 Notes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Contractual interest expense	$250	$250	$750	$750
Amortization of debt discount	5,126	4,784	15,060	14,054
Amortization of issuance costs	383	357	1,124	1,049
Total interest expense	$5,759	$5,391	$16,934	$15,853

10. Commitments and Contingencies

Contractual Obligations

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through May 2031. Lease expense for non-cancelable operating leases with free rental periods or scheduled rent increases is recognized on a straight-line basis over the terms of the leases. Improvement reimbursements from landlords of $13.8 million are being amortized on a straight-line basis into lease expense over the terms of the leases.  Certain leases contain optional termination dates. The table below only includes payments up to the optional termination date. If the Company were to extend leases beyond the optional termination date the future commitments would increase by approximately $80.2 million.

Included in the table below are operating lease commitments for leases that have not yet commenced of approximately $41.3 million for facilities with lease terms of approximately 10 years in the United States, 4 years in Singapore, and 1 year in Colombia.

Future minimum payments under all operating and finance lease agreements as of September 30, 2019 are as follows:

	Operating	Finance
	(in thousands)
2019	$7,326	57
2020	36,782	—
2021	39,957	—
2022	39,875	—
2023	39,542	—
Thereafter	194,274	—
Total	$357,756	57
Less: Portion representing interest		—
Capital lease obligation		57

In October 2019, the Company entered into a new 10 year lease in Germany. The new lease commences on or near June 1, 2020. The Company will pay an aggregate of approximately $29.1 million in incremental rent over the lease term.

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

11. Changes in Stockholders’ Equity

The following tables summarize the changes in stockholders’ equity for the nine months ended September 30, 2019 and 2018.

	Common Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balances at December 31, 2018	39,300	$40	$589,708	$(723)	$(344,384)	$244,641
Issuance of common stock under stock plans, net of shares withheld for employee taxes	825	1	7,756	—	—	7,757
Issuance of common stock in relation to common stock offering, net of offering costs incurred $365	2,151	2	342,628	—	—	342,630
Stock-based compensation	—	—	50,609		—	50,609
Cumulative translation adjustment	—	—	—	(50)	—	(50)
Unrealized gain on investments, net of income taxes of $269	—	—	—	1,014	—	1,014
Net loss	—	—	—	—	(28,457)	(28,457)
Balances at June 30, 2019	42,276	$43	$990,701	$241	$(372,841)	$618,144
Issuance of common stock under stock plans, net of shares withheld for employee taxes	363	$—	$2,184	$—	$—	$2,184
Stock-based compensation	—	—	24,161	—	—	24,161
Cumulative translation adjustment	—	—	—	(947)	—	(947)
Unrealized loss on investments, net of income taxes of $(12)	—	—	—	(203)	—	(203)
Net loss	—	—	—	—	(14,987)	(14,987)
Balances at September 30, 2019	42,639	$43	$1,017,046	$(909)	$(387,828)	$628,352

	Common Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balances at December 31, 2017	37,503	$38	$496,461	$(57)	$(286,082)	$210,360
Issuance of common stock under stock plans, net of shares withheld for employee taxes	1,030	1	9,015	—	—	9,016
Stock-based compensation	—	—	37,067	—	—	37,067
Cumulative adjustment from adoption of revenue recognition standard	—	—	—	—	5,526	5,526
Cumulative translation adjustment	—	—	—	(422)	—	(422)
Unrealized loss on investments, net of income taxes of $0	—	—	—	(235)	—	(235)
Net loss	—	—	—	—	(33,673)	(33,673)
Balances at June 30, 2018	38,533	$39	$542,543	$(714)	$(314,229)	$227,639
Issuance of common stock under stock plans, net of shares withheld for employee taxes	374	$1	$358	$—	$—	$359
Stock-based compensation	—	—	20,133	—	—	20,133
Cumulative translation adjustment	—	—	—	(126)	—	(126)
Unrealized gain on investments, net of income taxes of $0	—	—	—	71	—	71
Net loss	—	—	—	—	(18,663)	(18,663)
Balances at September 30, 2018	38,907	$40	$563,034	$(769)	$(332,892)	$229,413

12. Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ equity, for the nine months ended September 30, 2019.

	Cumulative Translation Adjustment	Unrealized Gain on Investments	Total
	(in thousands)
Beginning balance at January 1, 2019	$(397)	$(326)	$(723)
Other comprehensive loss before reclassifications	(997)	811	$(186)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Ending balance at September 30, 2019	$(1,394)	$485	$(909)

13. Stock-Based Compensation Expense

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations:

	Three Months End September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Options	$1,199	$1,257	$3,871	$3,850
RSUs	21,406	17,583	66,227	49,624
Employee stock purchase plan	1,186	772	3,561	1,860
Total stock-based compensation expense	$23,791	$19,612	$73,659	$55,334

Effect of stock-based compensation expense on income by line item:

	Three Months End September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Cost of revenue, subscription	$854	$391	$2,291	$985
Cost of revenue, professional services and other	614	803	2,298	2,339
Research and development	8,019	5,990	25,663	16,866
Sales and marketing	8,947	7,898	27,275	22,327
General and administrative	5,357	4,530	16,132	12,817
Total stock-based compensation expense	$23,791	$19,612	$73,659	$55,334

Capitalized software development costs excluded from stock-based compensation expense is $640 thousand for the three months ended September 30, 2019, $1.8 million for the nine months ended September 30, 2019, $563 thousand for the three months ended September 30, 2018, and $1.9 million for the nine months ended September 30, 2018.

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

Revenues by geographical region:

	Three Months End September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Americas	$116,841	$92,388	$332,311	$261,034
Europe	43,749	30,382	120,708	83,763
Asia Pacific	13,031	9,056	35,655	24,161
Total	$173,621	$131,826	$488,674	$368,958
Percentage of revenues generated outside of the Americas	33%	30%	32%	29%

Revenue derived from customers outside the United States (international) was approximately 40% of total revenue in the three and nine months ended September 30, 2019. Revenue derived from customers outside the United States (international) was approximately 38% of total revenue in the three months ended September 30, 2018 and 37% of total revenue in the nine months ended September 30, 2018.

Total long-lived assets by geographical region:

	As of September 30, 2019	As of December 31, 2018
Americas	$37,702	$35,186
Europe	22,603	13,913
Asia Pacific	3,654	3,369
Total long-lived assets	$63,959	$52,468
Percentage of long-lived assets held outside of the Americas	41%	33%

15. Subsequent Event

On October 31, 2019 the Company acquired 100% of the outstanding equity securities of PieSync NV, a limited liability company formed under Belgian law ("PieSync"), for approximately $26.5 million.  PieSync provides a customer data sync platform, enabling bi-directional syncs between business applications.

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

Company Overview

We provide a cloud-based marketing, sales, and customer service software platform, which we refer to as our Growth Platform, that enables businesses to grow better. At HubSpot, we’re committed to helping our customers grow better, which means helping them grow without compromise, always solving for the customer, and creating a better experience for customers and company alike.  To that end, our Growth Platform, comprised of Marketing Hub, Sales Hub, Service Hub, and a customer relationship management, or CRM system, features integrated applications and tools that enable businesses to create a cohesive and adaptable customer experience throughout the customer lifecycle.

We focus on selling to mid-market business-to-business, or B2B, companies, which we define as companies that have between two and 2,000 employees.  While our Growth Platform was built to grow with any company, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving this market segment. These mid-market businesses seek an integrated, easy-to-implement and easy-to-use solution to reach customers and compete with organizations that have larger marketing and sales budgets. We efficiently reach these businesses at scale through our proven inbound methodology, our Solutions Partners, and our “freemium” model. A Solutions Partner is a service provider that helps businesses with strategy, execution, and implementation of go-to-market activities and technology solutions. Our freemium model attracts customers who begin using our Growth Platform through our free products and then upgrade to our paid products. As of September 30, 2019, we had 3,204 full-time employees and 68,803 Total Customers of varying sizes in more than 100 countries, representing almost every industry.

We derive most of our revenue from subscriptions to our cloud-based Growth Platform and related professional services, which consist of customer on-boarding and training services. Subscription revenue accounted for 96% of our total revenue for the three and nine months ended September 30, 2019 and 95% of our total revenue for the three and nine months ended September 30,2018. We sell multiple product plans at different base prices on a subscription basis, each of which includes our core Growth Platform and integrated applications to meet the needs of the various customers we serve. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We generate additional revenue based on the purchase of additional subscriptions, purchase of additional products, purchases of our add-on products and the number of account users, subdomains and website visits. Most of our customers’ subscriptions are one year or less in duration.

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

Many of our customers purchase on-boarding and training services which are designed to help customers enhance their ability to attract, engage and delight their customers using our Growth Platform. Professional services and other revenue accounted for 4% of total revenue for the three and nine months ended September 30, 2019 and 5% of total revenue for the three and nine months ended September 30, 2018. We expect professional services and other margins to range from a moderate loss to breakeven for the foreseeable future.

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

Results of Operations for the Three and Nine Months Ended September 30, 2019 and 2018

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Subscription	$167,078	$125,478	$467,180	$350,646
Professional services and other	6,543	6,348	21,494	18,312
Total revenue	173,621	131,826	488,674	368,958
Cost of revenues:
Subscription	25,671	17,777	70,550	49,976
Professional services and other	7,592	7,988	23,433	23,017
Total cost of revenues	33,263	25,765	93,983	72,993
Gross profit	140,358	106,061	394,691	295,965
Operating expenses:
Research and development	39,847	30,761	115,480	85,598
Sales and marketing	91,283	71,293	250,267	196,484
General and administrative	23,300	19,057	67,777	54,309
Total operating expenses	154,430	121,111	433,524	336,391
Loss from operations	(14,072)	(15,050)	(38,833)	(40,426)
Other expense:
Interest income	5,185	2,416	14,783	6,332
Interest expense	(5,760)	(5,393)	(16,946)	(15,893)
Other expense	(89)	(277)	(773)	(1,087)
Total other expense	(664)	(3,254)	(2,936)	(10,648)
Loss before income tax expense	(14,736)	(18,304)	(41,769)	(51,074)
Income tax expense	(251)	(359)	(1,675)	(1,262)
Net loss	$(14,987)	$(18,663)	$(43,444)	$(52,336)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Subscription	96%	95%	96%	95%
Professional services and other	4	5	4	5
Total revenue	100	100	100	100
Cost of revenue:
Subscription	15	13	14	14
Professional services and other	4	6	5	6
Total cost of revenue	19	20	19	20
Gross profit	81	80	81	80
Operating expenses:
Research and development	23	23	24	23
Sales and marketing	53	54	51	53
General and administrative	13	14	14	15
Total operating expenses	89	92	89	91
Loss from operations	(8)	(11)	(8)	(11)
Total other expense	—	(2)	(1)	(3)
Loss before income tax expense	(8)	(14)	(9)	(14)
Income tax expense	—	—	—	—
Net loss	(9)%	(14)%	(9)%	(14)%

Percentages are based on actual values. Totals may not sum due to rounding.

Three and Nine Months Ended September 30, 2019 Compared to the Three and Nine Months Ended September 30, 2018

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenues:
Subscription	$167,078	$125,478	$41,600	33%	$467,180	$350,646	$116,534	33%
Professional services and other	6,543	6,348	195	3%	21,494	18,312	3,182	17%
Total revenue	$173,621	$131,826	$41,795	32%	$488,674	$368,958	$119,716	32%

Three month change

Subscription revenue increased during the three months ended September 30, 2019 compared to the same period in 2018 primarily due to the increase in Total Customers, which grew from 52,505 as of September 30, 2018 to 68,803 as of September 30, 2019.  Total Average Subscription Revenue per Customer increased from $9,959 for the three months ended September 30, 2018 to $9,992 for the three months ended September 30, 2019. The growth in Total Customers was primarily driven by our increased sales representative capacity to meet market demand as well as the freemium model. The increase in average subscription revenue per customer was driven primarily by existing customers increasing their use of our products, existing customers purchasing additional subscriptions, and new customers purchasing our higher price product plans. The increase in average subscription revenue per customer was partially offset by the continued adoption of our freemium model.

The 3% increase in professional services and other revenue resulted primarily from the increase in Total Customers and from the delivery of on-boarding and training services for the additional subscriptions sold.

Nine month change

Subscription revenue increased during the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to the increase in Total Customers, which grew from 52,505 as of September 30, 2018 to 68,803 as of September 30, 2019.  Total Average Subscription Revenue per Customer increased from $9,913 for the nine months ended September 30, 2018 to

$9,921 for the nine months ended September 30, 2019. The growth in Total Customers was primarily driven by our increased sales representative capacity to meet market demand as well as the freemium model. The increase in average subscription revenue per customer was driven primarily by existing customers increasing their use of our products, existing customers purchasing additional subscriptions, and new customers purchasing our higher price product plans. The increase in average subscription revenue per customer was partially offset by the continued adoption of our freemium model.

The 17% increase in professional services and other revenue resulted primarily from the increase in Total Customers and from the delivery of on-boarding and training services for the additional subscriptions sold.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Total cost of revenue	$33,263	$25,765	$7,498	29%	$93,983	$72,993	$20,990	29%
Gross profit	$140,358	$106,061	$34,297	32%	$394,691	$295,965	$98,726	33%
Gross margin percentage	81%	80%			81%	80%

Total cost of revenue for the three and nine months ended September 30, 2019 increased compared to the same period in 2018 primarily due to an increase in subscription and hosting costs, employee-related costs, amortization of developed technology, amortization of acquired technology, and allocated overhead expenses. The increase in gross margin was primarily driven by changes to our service offerings for our products.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Subscription cost of revenue	$25,671	$17,777	$7,894	44%	$70,550	$49,976	$20,574	41%
Percentage of subscription revenue	15%	14%			15%	14%

The increase in subscription cost of revenue for the three and nine month periods ended September 30, 2019 compared to the same period in 2018 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Subscription and hosting costs	$4,887	$9,991
Employee-related costs	1,902	5,797
Amortization of capitalized software development costs	641	2,259
Amortization of acquired technology	195	1,769
Allocated overhead expenses	269	758
	$7,894	$20,574

Three month change

Subscription and hosting costs increased primarily due to growth in our Total Customer base from 52,505 as of September 30, 2018 to 68,803 as of September 30, 2019. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products and increased functionality.  Amortization of acquired technology increased due to acquired technology being placed into service during the third quarter of 2018. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount.

Nine month change

Subscription and hosting costs increased primarily due to growth in our Total Customer base from 52,505 as of September 30, 2018 to 68,803 as of September 30, 2019. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products and increased functionality.  Amortization of acquired technology increased due to acquired technology being placed into service during the third quarter of 2018. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Professional services and other cost of revenue	$7,592	$7,988	$(396)	(5)%	$23,433	$23,017	$416	2%
Percentage of professional services and other revenue	116%	126%			109%	126%

The (decrease) increase in professional services and other cost of revenue for the three and nine month periods ended September 30, 2019 compared to the same period in 2018 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Employee-related costs and allocated overhead expenses	$(396)	$416
	$(396)	$416

Three month change

Employee-related costs and allocated overhead expenses decreased as a result of changes to our service offerings for our products.

Nine month change

Employee-related costs and allocated overhead expenses increased as a result of increased headcount during the first quarter of 2019, offset during the second and third quarter of 2019 by changes to our service offerings for our products.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Research and development	$39,847	$30,761	$9,086	30%	$115,480	$85,598	$29,882	35%
Percentage of total revenue	23%	23%			24%	23%

The increase in research and development expense for the three and nine month periods ended September 30, 2019 compared to the same period in 2018 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Employee-related costs	$7,732	$26,805
Allocated overhead expenses	1,354	3,077
	$9,086	$29,882

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

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Sales and marketing	$91,283	$71,293	$19,990	28%	$250,267	$196,484	$53,783	27%
Percentage of total revenue	53%	54%			51%	53%

The increase in sales and marketing expense for the three and nine month periods ended September 30, 2019 compared to the same period in 2018 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Employee-related costs	$12,651	$36,307
Partner commissions	2,301	6,841
Marketing programs	2,792	5,747
Allocated overhead expenses	2,246	4,888
	$19,990	$53,783

Three month change

Employee-related costs increased as a result of increased headcount as we continue to expand our selling and marketing organizations to grow our customer base. Partner commissions increased as a result of increased revenue generated through our partners. Marketing programs increased due to the timing and size of certain marketing efforts as we continue to make investments in attracting new customers. Allocated overhead expenses increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount.

Nine month change

Employee-related costs increased as a result of increased headcount as we continue to expand our selling and marketing organizations to grow our customer base. Partner commissions increased as a result of increased revenue generated through our partners. Marketing programs increased due to the timing and size of certain marketing efforts as we continue to make investments in attracting new customers. Allocated overhead expenses increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
General and administrative	$23,300	$19,057	$4,243	22%	$67,777	$54,309	$13,468	25%
Percentage of total revenue	13%	14%			14%	15%

The increase in general and administrative expense for the three and nine month periods ended September 30, 2019 compared to the same period in 2018 was primarily due to the following:

	Change
	Three Months	Nine Months

Employee-related costs	$2,898	$9,487
Customer credit card fees	686	2,177
Allocated overhead expenses	659	1,804
	$4,243	$13,468

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

Other expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Interest income	$5,185	$2,416	$2,769	115%	$14,783	$6,332	$8,451	133%
Percentage of total revenue	3%	2%			3%	2%
Interest expense	$(5,760)	$(5,393)	$(367)	7%	$(16,946)	$(15,893)	$(1,053)	7%
Percentage of total revenue	(3)%	(4)%			(3)%	(4)%
Other expense	$(89)	$(277)	$188	-68%	$(773)	$(1,087)	$314	(29)%
Percentage of total revenue	*	*			*	*
*	not meaningful

Interest income primarily consists of interest earned on invested cash and cash equivalents balances and investments. The increase during the three and nine months ended September 30, 2019 is primarily due to the increase in the amount of investment holdings from the proceeds received from the common stock offering that occurred during the first quarter of 2019 and an increase in yields on our investment balances.

Interest expense primarily consists of amortization of the debt discount and issuance costs related to the 2022 Notes that is recorded as interest expense, contractual interest expense on the 2022 Notes, and interest on capital leases. The increase during the three and nine months ended September 30, 2019 was primarily due to the use of the effective-interest method to amortize the debt discount and issuance costs related to the 2022 Notes.

Other expense primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities. The decrease during the three and nine months ended September 30, 2019 was primarily due to foreign currency exchange rate fluctuations.

Income tax expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Income tax expense	$(251)	$(359)	$108	30%	$(1,675)	$(1,262)	$(413)	33%
Effective tax rate	2%	2%			4%	2%

Income tax expense consists of current and deferred taxes for U.S. and foreign income.

Liquidity and Capital Resources

Our principal sources of liquidity to date have been cash and cash equivalents, net accounts receivable, our common stock offerings, and our convertible notes offering.

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents provided by operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities for the nine months ended September 30, 2019 and 2018.

	Nine Months ended September 30
	2019	2018
	(in thousands)
Cash and cash equivalents	$225,770	$96,112
Working capital	800,321	455,172
Net cash and cash equivalents provided by operating activities	71,082	51,740
Net cash and cash equivalents used in investing activities	(309,269)	(51,702)
Net cash and cash equivalents provided by financing activities	356,538	10,244

Our cash and cash equivalents at September 30, 2019 were held for working capital purposes. We believe our working capital is sufficient to support our operations for at least the next 12 months. At September 30, 2019, $51.1 million of our cash and cash equivalents was held in accounts outside the United States. Under the U.S. tax reform legislation that occurred in 2018, we determined that we do not assert indefinite reinvestment of our foreign earnings because these earnings are subject to United States Federal tax. While we have concluded that any incremental tax incurred upon ultimate distribution of these earnings to be immaterial, our current plans do not demonstrate a need to repatriate undistributed earnings to fund our U.S. operations.

Net Cash and Cash Equivalents Provided by Operating Activities

Net cash and cash equivalents provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash and cash equivalents provided by operating activities during the nine months ended September 30, 2019 primarily reflected our net loss of $43.4 million and accretion of bond discounts of $10.9 million offset by non-cash expenses that included $21.2 million of depreciation and amortization, $73.7 million in stock-based compensation and $16.2 million of amortization of debt discount and issuance costs. Working capital sources of cash and cash equivalents included a $20.9 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $14.3 million increase in right-of-use asset, a $6.2 million increase in accounts payable related to timing of bill payments, and a $1.0 million decrease in accrued expenses and other liabilities. These sources of cash and cash equivalents were offset by a $1.3 million increase in accounts receivable, a $6.2 million increase in prepaid expenses and other assets, a $5.6 million increase in deferred commissions, and a $14.8 million decrease in lease liabilities.

Net cash and cash equivalents provided by operating activities during the nine months ended September 30, 2018 primarily reflected our net loss of $52.3 million and accretion of bond discount premium of $4.5 million offset by non-cash expenses that included $16.5 million of depreciation and amortization, $55.3 million in stock-based compensation, $2.0 million of non-cash rent expense and $15.1 million of amortization of debt discount and issuance costs. Working capital sources of cash and cash equivalents included a $25.7 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, $4.0 million increase in deferred rent related to tenant improvement allowance received, a $3.8 million increase in accrued expenses, a $4.3 million increase in accounts payable related to timing of bill payments, and a $0.8 million decrease in prepaid expenses and other assets. These sources of cash and cash equivalents were offset by a $15.9 million increase in deferred commissions and a $3.3 million increase in accounts receivable related to increased billings.

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

Net cash and cash equivalents used in investing activities during the nine months ended September 30, 2019 consisted primarily of $968.0 million purchases of investments, $21.2 million of purchased property and equipment, $9.1 million of capitalized software development costs, and $0.6 million of purchases of strategic investments. These uses of cash were offset by $689.6 million received related to the maturity of investments.

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

Net Cash and Cash Equivalents Provided by Financing Activities

Our financing activities have consisted primarily of our stock offerings, the issuance of our common stock under our stock plans, payments of employee taxes related to the net share settlement of stock-based awards, and repayments of our finance lease obligations.

For the nine months ended September 30, 2019 cash provided by financing activities consisted primarily of $342.6 million of net proceeds related to common stock offering and $18.9 million of proceeds related to issuance of common stock under stock plans. This source of cash was offset by $4.8 million used for payment of employee taxes related to the net share settlement of stock-based awards and $0.2 million used for repayments of capital lease obligations.

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2019 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 except those disclosed below.

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

Contractual Obligations and Commitments

As of September 30, 2019, there were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K filed with the SEC on February 12, 2019, other than those appearing in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Recent Accounting Pronouncements in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2019, we had no material off-balance sheet arrangements, exclusive of operating leases and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

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

The table below provides a sensitivity analysis of hypothetical 10% changes of our stock price as of September 30, 2019 and the estimated impact on the fair value of the 2022 Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such event may have on the fair value of the 2022 Notes.

Hypothetical change in HubSpot stock price	Fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$716,048	$56,608	8.6%
No change	$659,440	$—	—
10% decrease	$602,824	$(56,616)	-8.6%

Item 4.	Controls and Procedures

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

We generated net losses of $43.4 million and $52.3 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $387.8 million. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to grow our marketing, sales and customer service operations, develop and enhance our Growth Platform, scale our data center infrastructure and services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

We are dependent upon customer renewals, the addition of new customers, increased revenue from existing customers and the continued growth of the market for a Growth Platform.

We derive, and expect to continue to derive, a substantial portion of our revenue from the sale of subscriptions to our Growth Platform. The market for inbound marketing, sales and customer service products is still evolving, and competitive dynamics may cause pricing levels to change as the market matures and as existing and new market participants introduce new types of point applications and different approaches to enable businesses to address their respective needs. As a result, we may be forced to reduce the prices we charge for our platform and may be unable to renew existing customer agreements or enter into new customer agreements at the same prices and upon the same terms that we have historically. In addition, our growth strategy involves a scalable pricing model (including freemium versions of our products) intended to provide us with an opportunity to increase the value of our customer relationships over time as we expand their use of our platform, sell to other parts of their organizations, cross-sell our sales products to existing marketing product customers and vice versa through touchless or low touch in product purchases, and upsell additional offerings and features. If our cross-selling efforts are unsuccessful or if our existing customers do not expand their use of our platform or adopt additional offerings and features, our operating results may suffer.

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

Our competitors include:

•	cloud-based marketing automation providers;
•	email marketing software vendors;
•	sales force automation and CRM software vendors;
•	large-scale enterprise suites;
•	customer service software providers; and
•	content management systems (CMS).

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

Our head count and operations have grown substantially. For example, we had 3,204 full-time employees as of September 30, 2019, as compared with 2,638 as of December 31, 2018 and we have opened 7 international offices since 2013. We also plan to open additional international offices in the future. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

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

The rate of growth of our business depends on the continued participation and level of service of our Solutions Partners.

We rely on our Solutions Partners to provide certain services to our customers, as well as pursue sales of our Growth Platform to customers. To the extent we do not attract new Solutions Partners, or existing or new Solutions partners do not refer a growing number of customers to us, our revenue and operating results would be harmed. In addition, if our Solutions Partners do not continue to provide services to our customers, we would be required to provide such services ourselves either by expanding our internal team or engaging other third-party providers, which would increase our operating costs.

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

In addition, several foreign countries and governmental bodies, including the European Union and Canada, have regulations dealing with the collection and use of personal information obtained from their residents, which are often more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personal information that identifies or may be used to identify an individual. In relevant part, these laws and regulations may affect our ability to engage in lead generation activities by imposing heightened requirements, such as affirmative opt-ins or consent prior to sending commercial correspondence or engaging in electronic tracking activities. For example, a recent ruling of the European Court of Justice (ECJ) in Case C-673/17 provides that a pre-checked opt-in is insufficient to constitute a valid active consumer consent to cookie storage.

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

On May 23, 2016, the European Parliament adopted a resolution and on July 8, 2016 the European Member State representatives approved the final version of the EU-US Privacy Shield as a successor to the Safe Harbor framework. As of August 1, 2016, interested companies have been permitted to register for the program. We are currently certified to the EU-US Privacy Shield. There continue to be concerns about whether the EU-US Privacy Shield will face additional challenges. Until the remaining legal uncertainties regarding the future of the EU-US Privacy Shield are settled, we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new customers. We may also experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our services due to the potential risk exposure to such customers in the event the EU-US Privacy Shield is invalidated. Such customers may view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain or otherwise objectionable and therefore decide not to do business with us. For example, some of our customers or potential customers in the EU may require their vendors to host all personal data within the EU and may decide to do business with one of our competitors who hosts personal data within the EU instead of doing business with us.

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

Certain aspects of how our customers utilize our platform are subject to regulations in the United States, European Union and elsewhere. In recent years, U.S. and European lawmakers and regulators have expressed concern over the use of third-party cookies or web beacons for online behavioral advertising, and legislation adopted recently in the European Union requires informed consent for the placement of a cookie on a user’s device. Additionally, a recent ECJ ruling in Case C-673/17 pertaining to the EU informed consent requirement provided that a pre-checked opt-in is insufficient to constitute a valid active consumer consent to cookie storage. Regulation of cookies and web beacons may lead to restrictions on our activities, such as efforts to understand users’ Internet usage. New and expanding “Do Not Track” regulations have recently been enacted or proposed that protect users’ right to choose whether or not to be tracked online. These regulations seek, among other things, to allow end users to have greater control over the use of private information collected online, to forbid the collection or use of online information, to demand a business to comply with their choice to opt out of such collection or use, and to place limits upon the disclosure of information to third party websites. These policies could have a significant impact on the operation of our Growth Platform and could impair our attractiveness to customers, which would harm our business.

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

In the event the conditional conversion feature of the 2022 Notes is triggered, holders of 2022 Notes will be entitled to convert the 2022 Notes at any time during specified periods at their option. Because the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended September 30, 2019 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending December 31 , 2019. As of November 1, 2019, the Company has received conversion notices for approximately $8 thousand of the principal balance of the 2022 Notes, which will be settled in cash during the quarter ended December 31, 2019.Whether the 2022 Notes will be convertible following such calendar quarter will depend on the continued satisfaction of this condition or another conversion condition in the future. If one or more holders elect to convert their 2022 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2022 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2022 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share, our stock price has ranged from $25.79 to $207.98 through September 30, 2019. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults on Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed below are filed or incorporated by reference into this Report.

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Second Amended and Restated Bylaws of the Registrant

31.1(3)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2(3)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS

Inline eXtensible Business Reporting Language (XBRL) Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (3)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (3)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (3)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (3)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (3)

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

(1)	Filed as Exhibit 3.1 to Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 24, 2016 and incorporated herein by reference.
(2)	Filed as Exhibit 3.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 25, 2018 and incorporated herein by reference.
(3)	Filed herewith.

+

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

November 5, 2019