Form 10-K
period 2019-12-31
HUBSPOT INC
filed 2020-02-12
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES   ☐     NO   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒     NO   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES   ☒     NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on June 30, 2019, as reported by the New York Stock Exchange on such date was approximately $6,810,732,158. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

On February 7, 2020, the registrant had 43,287,812 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

HUBSPOT, INC.

ii

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

PART 1

ITEM I. BUSINESS

Overview

We provide a cloud-based marketing, sales, and customer service software platform, which we refer to in this document as our Growth Platform, that enables businesses to grow better. At HubSpot, we’re committed to helping our customers grow better, which means helping them grow without compromise, always solving for the customer, and creating a better experience for customers and company alike. To that end, our Growth Platform, comprised of Marketing Hub, Sales Hub, Service Hub, and a free customer relationship management system, or CRM, features integrated applications and tools that enable businesses to create a relevant and cohesive customer experience throughout the customer lifecycle.

We focus on selling to mid-market business-to-business, or B2B, companies, which we define as companies that have between 2 and 2,000 employees.  We sell our Growth Platform on a subscription basis.  In 2019, our total revenue was $674.9 million, and we incurred a net loss of $53.7 million.  As of December 31, 2019, we had 3,387 full-time employees and 73,483 total customers of varying sizes in more than 120 countries.

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

Designed to Help Companies Grow Better. Our Growth Platform was architected from the ground up to enable businesses to transform their marketing, sales, and services playbook to meet the demands of today’s customers.  Our Growth Platform includes both a system of record for maintaining a unified view of the customer experience and a system of engagement for efficiently engaging customers through search engine optimization (SEO), web content, social, blogging, email, marketing automation, messaging, support ticketing, knowledge base and more.

Ease of Use of an Expansible Platform. We provide a set of integrated applications on a common platform, which offers businesses ease of use and simplicity. Our Growth Platform has one login, one user interface, one database, and one team for support. Our platform starts free and grows with you. It is designed to scale its power and technical sophistication without losing its ease-of-use. In addition to being a comprehensive suite itself, our Growth Platform seamlessly integrates with hundreds of external applications, making it easy to extend the functionality of our Growth Platform and customize it for any business.

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

Extendable and Open Architecture. Our Growth Platform features a variety of open APIs that allows easy integration of our platform with other applications. We enable our customers to connect our platform to their other applications, such as ecommerce, event management and videoconferencing applications. By connecting third-party applications, our customers can leverage our centralized inbound database to perform additional functions and analysis. With the acquisition of PieSync NV LTD (PieSync) this year, customers also have the option of bi-directionally synching data across many of these apps so contact data stays accurate and consistent.

Our Competitive Strengths

We believe that our market leadership position is based on the following key strengths:

Leading Platform. We have designed and built a world-class Growth Platform. We believe our customers choose our Growth Platform over others because of its powerful, integrated, and easy-to-use applications.

Market Leadership and Strong Brand. We are a recognized thought leader in the cloud-based marketing, sales, and customer service software industry with a leading brand. Our founders, Brian Halligan and Dharmesh Shah, wrote the best-selling marketing book Inbound Marketing: Get Found Using Google, Social Media and Blogs. Our marketing, sales, and service experience attracts, engages, and delights customers by being more relevant, more helpful, more personalized, and less interruptive than traditional marketing and sales tactics. Our INBOUND conference is one of the largest inbound industry conference events with registered attendance increasing from 1,100 in 2011 to over 26,000 in 2019.

Large and Growing Solutions Partner Program.  A Solutions Partner is a service provider that helps businesses with strategy, execution, and implementation of go-to-market activities and technology solutions. Our Solutions Partners promote our brand and offer our Growth Platform to their clients. Solutions Partners and customers referred to us by our Solutions Partners represented approximately 36% of our Total Customers, as defined in our Key Business Metrics in Item 7, as of December 31, 2019, and approximately 41% of our revenue for the year ended December 31, 2019. These Solutions Partners help us to promote the vision of the inbound experience, efficiently reach new mid-market businesses at scale, and provide our mutual customers with more diverse and higher-touch services.

Mid-Market Focus. We believe we have significant competitive advantages reaching mid-market businesses and efficiently reach this market at scale as a result of our inbound methodology, freemium pricing strategy, and our Solutions Partner channel. Through our freemium products, our customers are able to receive value from HubSpot before converting to a paid product or engaging with sales.

Powerful Network Effects. We have built a large and growing ecosystem around our Growth Platform and company. Thousands of our customers integrate third-party applications with our Growth Platform. We believe this ecosystem drives more businesses and professionals to embrace the inbound playbook. As our engaged audience grows, more Solutions Partners collaborate with us, more third-party developers integrate their applications with our Growth Platform, and more professionals complete our certification programs, all of which help to drive more businesses to adopt our Growth Platform.

Our Growth Strategy

The key elements to our growth strategy are:

Grow Our Customer Base. The market for our Growth Platform is large and underserved. Mid-market businesses are particularly underserved by existing point application vendors and often lack sufficient resources to implement complex solutions. Our all-in-one Growth Platform allows mid-market businesses to efficiently adopt and execute an effective inbound marketing, sales, and customer service strategy to help them expand and grow. We will continue to leverage our inbound go-to-market approach, freemium pricing strategy and our network of Solutions Partners to keep growing our business.

Increase Revenue from Existing Customers. With 73,483 Total Customers in more than 120 countries spanning many industries, we believe we have a significant opportunity to increase revenue from our existing customers. We plan to increase revenue from our existing customers by expanding their use of our Growth Platform by upselling additional offerings and features, adding additional users,  and cross-selling our marketing, sales, and service products to existing customers through touchless or low touch in-product purchases. Our scalable pricing model allows us to capture more spend as our customers grow, increase the number of their customers and prospects managed on our Growth Platform, and offer additional functionality available from our higher price tiers and add-ons, providing us with a substantial opportunity to increase the lifetime value of our customer relationships.

Keep Expanding Internationally. There is a significant opportunity for our Growth Platform outside of the United States. As of December 31, 2019, approximately 45% of our Total Customers were located outside of the United States and these customers generated approximately 40% of our total revenue for the year ended December 31, 2019. We sell to those international customers from our U.S., European, Asia Pacific, and South American based operations. We intend to grow our presence in international markets through additional investments in local sales, marketing and professional service capabilities, as well as by leveraging our Solutions Partner network. We have opened eight international offices and plan to open additional international offices. We already have significant website traffic from regions outside the United States, and we believe that markets outside the United States represent a significant growth opportunity.

Continue to Innovate and Expand Our Growth Platform. Mid-market businesses are increasingly realizing the value of having an integrated marketing, sales, and customer service platform. We believe we are well positioned to capitalize on this opportunity by introducing new products and applications to extend the functionality of our Growth Platform. For example, in 2019, we added email and ads to our free CRM, launched new integrations and acquired PieSync, a software for bi-directionally synching software for contact data across applications.

Selectively Pursue Acquisitions. We plan to selectively pursue acquisitions of complementary businesses, technologies and teams that would allow us to add new features and functionalities to our platform and accelerate the pace of our innovation. With the acquisition of PieSync in 2019, customers also have the option of bi-directionally synching data across many of these apps.

Our Growth Platform

Our Growth Platform features integrated applications and tools that enable companies to create a cohesive and adaptable customer experience.  Each Hub can be used standalone or in conjunction with the other Hubs. Our Hubs are available in both free and paid tiers (i.e., Starter, Professional and Enterprise) with gradually increasing levels of functionality that support the needs of our customers as they see success with our tools and their businesses grow.

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

Marketing Hub

Marketing Hub is an all-in-one toolset for marketers to attract, engage, and nurture new leads towards sales readiness over the entire customer lifecycle. Marketing Hub is available in both free and paid tiers, and can be used standalone, with HubSpot CRM, and/or any version of Sales Hub or Service Hub. Features include: marketing automation and email, social media, SEO, CRM Sync, and reporting and analytics.

Sales Hub

We designed Sales Hub to enhance the productivity and effectiveness of sales teams. Businesses can empower their teams with tools that deliver a personalized experience for prospects with less work for sales representatives. Sales Hub is available in both free and paid tiers, and can be used with HubSpot CRM, a third party CRM, and/or any version of Marketing Hub or Service Hub.  Features include: email templates and tracking, conversations and live chat, meeting and call scheduling, lead and website visit alerts, sales automation, and lead scoring.

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

HubSpot CMS

HubSpot content management system (CMS) combines the power of content relationship management and a content management system into one integrated platform.  Our content tools enable businesses to create new and edit existing web content while also personalizing their websites for different visitors and optimizing their websites to convert more visitors into leads and customers.  HubSpot CMS can be purchased as a standalone product and/or with any version of Marketing Hub, Sales Hub, or Service Hub. Features include: website pages, business blogging, smart content, landing pages and forms, SEO tools, forms and lead flow, web analytics reporting, calls-to-action, and file manager.

Platform Application (App) Partners

Businesses that use software outside of HubSpot can leverage our ecosystem of certified third-party integrations. We make it easy to find and install new or existing software solutions that complement our Growth Platform.  Over 380 certified integrations are available for our users, across a wide range of categories, including integrations with leading social media, email, sales, video, analytics, content and webinar tools.

Our Services

We complement our product offerings with professional services, customer success and support. The majority of our services and support is offered over email, phone, chat applications and via web meeting technology rather than in-person, which is a more efficient business model for us and more cost-effective for our customers.

Professional Services. We offer professional services to educate and train customers on how to leverage our Growth Platform and inbound methodology to transform how their business attracts, engages and delights customers. Depending on which product plan and professional services a customer buys, they receive one-on-one training and advice from one of our onboarding, inbound, or technical specialists by phone and web meeting and can purchase additional group training and education in online or in-person classes. Our professional services are also available to customers who need additional assistance on a one-time or ongoing basis for an additional fee.

Customer Success. Our customers have access to a Customer Success Manager (CSM) or Customer Success Team (CST) which are responsible for our customers’ long term success, retention and growth on the HubSpot platform. Our CSMs and CSTs address the unique needs and goals of our customers through a series of ongoing interactions and strategy calls on how to best engage and use our platform.

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

Our Total Customers

As of December 31, 2019, we had 73,483 Total Customers in more than 120 countries, representing many industries. No single customer represented more than one percent of our revenue in 2019, 2018, or 2017.

Our Technology

Our 73,483 Total Customers have chosen us as their marketing, sales, or customer service platform, which we architected and built to be secure, highly distributed and highly scalable. Since our founding, we have embraced rapid, iterative product development lifecycles, cloud automation and open-source technologies, including big data platforms, to power marketing, sales and service programs and provide insights not previously possible or available.

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

Reliability. Customer data is distributed and processed across multiple data centers within a region to provide redundancy. We built our Growth Platform on a distributed computing architecture with reduced single points of failure and we operate across data-center boundaries daily. In addition to data-center level redundancy, this architecture supports multiple live copies of each data set along with snapshot capabilities for faster, point-in-time data recovery instead of traditional backup and restore methodologies.

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

Inbound Marketing. Our marketing team attracts new leads each month through our industry-leading blog and other content, free tools, large social media following, high search engine rankings and personalized website and email content. In addition, we are generating leads for new and add-on product purchases through content and offers delivered through our Growth Platform to existing customers.

Inbound Direct Sales. Our sales representatives are based in our offices in Cambridge, Massachusetts, Dublin, Ireland, Sydney, Australia, Singapore, Tokyo, Japan, Berlin, Germany, Paris, France, and Bogota, Columbia, and use phone, email, and web meetings to interact with prospects and customers. The majority of revenue generated by our sales representatives originates with inbound leads produced by our marketing efforts. In addition, through our freemium products and in-product cross-sell offerings, we are starting to close new business with little or no interaction by our sales representatives.

Inbound Channel Sales. In addition to our direct sales team, we have sales representatives that manage relationships with our worldwide network of Solutions Partners who both use our platform for their own businesses and also, on a commissioned basis, refer customers to us. These Solutions Partners collaborate with us not only to leverage our software platform and educational resources, but also to build their own business by offering new services and shifting their revenue mix to include more retainer-based business with a recurring revenue stream.

Culture and Employees

Transforming the business world to embrace the inbound experience requires a truly remarkable team. From the very beginning, our company was founded on a fundamental belief in radical transparency, individual autonomy, and enlightened empathy.

We are passionate about creating an inclusive company culture where employees can do their best work. Our Culture Code shares our core values and beliefs, including HEART (Humility, Empathy, Adaptability, Remark-ability, and Transparency), an acronym we use to describe what we believe makes a great employee. By recruiting people with HEART, investing in their personal and professional growth, and making inclusive culture a business priority, we've been named a great place to work globally. HubSpot was named a Best Place to Work by Glassdoor in 2020 and 2019, one of Boston Business Journal's Best Places to Work 2019, a Best Workplace for Women and Parents by Great Place to Work, as well as the #5 Best Workplace in Ireland and the #4 Best Workplace in Singapore by Great Place to Work. We were also honored in a number of categories by Comparably's workplace awards in 2019 including Best CEOs, Best Companies for Women, Best Companies for Diversity, Best Overall Company Culture, and a Best Company for Employee Happiness.

As of December 31, 2019, we had 3,387 full-time employees, including 1,176 full-time employees located outside the United States. Although we have statutory employee representation obligations in certain countries, our U.S. employees are not represented by a labor union.  We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

In addition, instead of using our Growth Platform, some prospective customers may elect to combine disparate point applications, such as content management, marketing automation, analytics, social media management, ticketing, and conversational bots. We expect that we will develop and introduce, or acquire, applications serving customer-facing and other front office functions.

Intellectual Property

Our ability to protect our intellectual property, including our technology, will be an important factor in the success and continued growth of our business. We protect our intellectual property through trade secrets law, copyrights, trademarks, patents, and contracts. Some of our technology relies upon third-party licensed intellectual property. We have no issued U.S. patents and eleven U.S. patent applications pending; two are provisional and nine are non-provisional. We intend to pursue and are pursuing additional patent protection to the extent we believe it would be beneficial and cost-effective.

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

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Annual Report on Form 10-K and in our other public filings before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. The trading price of our common stock could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

Risks Related to Our Business and Strategy

We have a history of losses and may not achieve profitability in the future.

We generated net losses of $53.7 million in 2019, $63.8 million in 2018, and $39.7 million in 2017. As of December 31, 2019, we had an accumulated deficit of $398.1 million. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to grow our marketing, sales and customer service operations, develop and enhance our Growth Platform, scale our data center infrastructure and services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Annual Report on Form 10-K, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

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

Our customers have no obligation to renew their subscriptions for our platform after the expiration of their subscription periods, substantially all of which are one year or less. In addition, our customers may seek to renew for lower subscription tiers, for fewer contacts or seats, or for shorter contract lengths. Also, customers may choose not to renew their subscriptions for a variety of reasons. Our renewal rates may decline or fluctuate as a result of a number of factors, including limited customer resources, pricing changes, the prices of services offered by our competitors, adoption and utilization of our platform and add-on applications by our customers, adoption of our new products, customer satisfaction with our platform, mergers and acquisitions affecting our customer base, reductions in our customers’ spending levels or declines in customer activity as a result of economic downturns or uncertainty in financial markets. If our customers do not renew their subscriptions for our platform or decrease the amount they spend with us, our revenue will decline and our business will suffer. In addition, a subscription model creates certain risks related to the timing of revenue recognition and potential reductions in cash flows. A portion of the subscription-based revenue we report each quarter results from the recognition of deferred revenue relating to subscription agreements entered into during previous quarters. A decline in new or renewed subscriptions in any period may not be immediately reflected in our reported financial results for that period, but may result in a decline in our revenue in future quarters. If we were to experience significant downturns in subscription sales and renewal rates, our reported financial results might not reflect such downturns until future periods.

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

Our competitors include:

•	cloud-based marketing automation providers;
•	email marketing software vendors;
•	sales force automation and CRM software vendors;
•	large-scale enterprise suites;
•	customer service software providers; and
•	content management systems.

In addition, instead of using our platform, some prospective customers may elect to combine disparate point applications, such as content management, marketing automation, CRM, analytics and social media management. We expect that new competitors, such as enterprise software vendors that have traditionally focused on enterprise resource planning or other applications supporting back office functions, will develop and introduce applications serving customer-facing and other front office functions. This development could have an adverse effect on our business, operating results and financial condition. In addition, sales force automation and CRM  vendors could acquire or develop applications that compete with our marketing software offerings. Some of these companies have acquired social media marketing and other marketing software providers to integrate with their broader offerings.

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

Our head count and operations have grown substantially. For example, we had 3,387 full-time employees as of December 31, 2019, as compared with 2,638 as of December 31, 2018 and we have opened 8 international offices since 2013. We also plan to open additional international offices in the future. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

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

We have in the past acquired, and we may in the future acquire or invest in, businesses, products or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities, for example, the acquisition of PieSync in 2019. We may not be able to fully realize the anticipated benefits of these or any future acquisitions. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. We have opened 8 international offices since 2013. We also plan to open additional offices in the future. These international offices focus primarily on sales, professional services and support. We also have a development team in Dublin, Ireland. Our current international operations and future initiatives will involve a variety of risks, including:

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

•	difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems and regulatory systems;
•	currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we chose to do so in the future;
•	global economic uncertainty caused by global political events, including the United Kingdom's exit from the European Union, on January 31, 2020, or "Brexit", and similar geopolitical developments;
•	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;
•	limited or insufficient intellectual property protection;
•	political instability or terrorist activities;
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

Our platform and its underlying infrastructure are inherently complex and may contain material defects or errors. We release modifications, updates, bug fixes and other changes to our software several times per day, without traditional human-performed quality control reviews for each release. We have from time to time found defects in our software and may discover additional defects in the future. We may not be able to detect and correct defects or errors before customers begin to use our platform or its applications. Consequently, we or our customers may discover defects or errors after our platform has been implemented. For example, in March 2019, we had a product outage due to the failure of one of the infrastructure systems that supports multiple parts of our platform. Although no data from prior to the outage was lost, our customers experienced disruptions in using our platform during the outage.  Defects or errors could result in product outages and could also cause inaccuracies in the data we collect and process for our customers, or even the loss, damage or inadvertent release of such confidential data. We implement bug fixes and upgrades as part of our regular system maintenance, which may lead to system downtime. Even if we are able to implement the bug fixes and upgrades in a timely manner, any history of product outages, defects or inaccuracies in the data we collect for our customers, or the loss, damage or inadvertent release of confidential data could cause our reputation to be harmed, and customers may elect not to purchase or renew their agreements with us. Furthermore, these issues could subject us to service performance credits (whether offered by us or required by contract), warranty claims or increased insurance costs. The costs associated with product outages, any material defects or errors in our platform or other performance problems may be substantial and could materially adversely affect our operating results.

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

A significant percentage of our customers choose to integrate our platform with certain capabilities provided by third-party application providers using application programming interfaces, or APIs, published by these providers. The functionality and popularity of our Growth Platform depends, in part, on our ability to integrate our platform with third-party applications and platforms, including CRM, CMS, e-commerce, call center, analytics and social media sites that our customers use and from which they obtain data. Third-party providers of applications and APIs may change the features of their applications and platforms, restrict our access to their applications and platforms, or alter the terms governing use of their applications and APIs and access to those applications and platforms in an adverse manner. Such changes could functionally limit or terminate our ability to use these third-party applications and platforms in conjunction with our platform, which could negatively impact our offerings and harm our business. If we fail to integrate our platform with new third-party applications and platforms that our customers use for marketing, sales or services purposes, or fail to renew existing relationships pursuant to which we currently provide such integration, we may not be able to offer the functionality that our customers need, which would negatively impact our ability to generate new revenue or maintain existing revenue and adversely impact our business.

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

Laws and regulations concerning privacy, data protection and information security are evolving, and changes to such laws and regulations could require us to change features of our platform or restrict our customers’ ability to collect and use email addresses, page viewing data and personal information, which may reduce demand for our platform. Our failure to comply with federal, state and international data privacy laws and regulations could harm our ability to successfully operate our business and pursue our business goals. For example, California recently enacted the California Consumer Privacy Act, or CCPA, that will, among other things, require covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. The CCPA recently was amended, and it is possible that it will be amended again before it goes into effect. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

In addition, several foreign countries and governmental bodies, including the European Union and Canada, have regulations dealing with the collection and use of personal information obtained from their residents, which are often more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personal information that identifies or may be used to identify an individual. In relevant part, these laws and regulations may affect our ability to engage in lead generation activities by imposing heightened requirements, such as affirmative opt-ins or consent prior to sending commercial correspondence or engaging in electronic tracking activities. For example, a recent ruling of the European Court of Justice in Case C-673/17 provides that a pre-checked opt-in is insufficient to constitute a valid active consumer consent to cookie storage.

Within the European Union, legislators have adopted the General Data Protection Regulation, or GDPR, and which became effective in May 2018 which may impose additional obligations and risk upon our business and which may increase substantially the penalties to which we could be subject in the event of any non-compliance. In addition, Brexit could also lead to further legislative and regulatory changes, depending on the final terms of Brexit and the agreements or arrangements negotiated with the European Union. It remains unclear how the United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated.  We may incur substantial expense in complying with the new obligations to be imposed by the GDPR and we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall.

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

As a provider of a cloud-based inbound marketing, sales and customer service software platform, we may be subject to potential liability for the activities of our customers on or in connection with the data they store on our servers. Although our customer terms of use prohibit illegal use of our services by our customers and permit us to take down websites or take other appropriate actions for illegal use, customers may nonetheless engage in prohibited activities or upload or store content with us in violation of applicable law or the customer’s own policies, which could subject us to liability or harm our reputation. Furthermore, customers may upload, store, or use content on our Growth Platform that may violate our policy on acceptable use which prohibits content that is threatening, abusive, harassing, deceptive, false, misleading, vulgar, obscene, or indecent. While such content may not be illegal, use of our Growth Platform for such content could harm our reputation resulting in a loss of business.

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

As of December 31, 2019, we had federal and state net operating loss carryforwards due to prior period losses, which, if not utilized, will begin to expire in 2027 for federal purposes and begin to expire in 2023 for state purposes. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be further limited if we experience an ownership change. A Section 382 ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Future issuances of our stock could cause an ownership change. It is possible that an ownership change in connection with a future offering, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability. Net operating loss carryforwards incurred for periods beginning on or after January 1, 2018 would not expire unused as a result of these limitations because they can be carried forward indefinitely.

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

In the event the conditional conversion feature of the 2022 Notes is triggered, holders of 2022 Notes will be entitled to convert the 2022 Notes at any time during specified periods at their option. Because the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended December 31, 2019 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending December 31, 2019. In 2019, the Company settled approximately $8 thousand of the principal balance of the 2022 Notes in cash. Whether the 2022 Notes will be convertible following such calendar quarter will depend on the continued satisfaction of this condition or another conversion condition in the future. If one or more holders elect to convert their 2022 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2022 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2022 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the software industry may harm us. The United States and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. In particular, the economies of countries in Europe have been experiencing weakness associated with high sovereign debt levels, weakness in the banking sector, uncertainty over the future of the Euro zone and volatility in the value of the pound sterling and the Euro, including instability surrounding Brexit. We have operations, as well as current and potential new customers, throughout most of Europe. If economic conditions in Europe and other key markets for our platform continue to remain uncertain or deteriorate further, it could adversely affect our customers’ ability or willingness to subscribe to our platform, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, all of which could harm our operating results.

Risks Related to Our Common Stock

Our stock price may be volatile and you may be unable to sell your shares at or above the price you purchased them.

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share, our stock price has ranged from $25.79 to $207.98, through December 31, 2019. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

We occupy approximately 382,000 square feet of office space in Cambridge, Massachusetts pursuant to lease agreements that expire through 2029. We also maintain offices in Portsmouth, New Hampshire, Dublin, Ireland, Sydney, Australia, Singapore, Tokyo, Japan, Berlin, Germany, Bogotá, Colombia, Paris, France, and Ghent, Belgium. We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

As of February 7, 2020, we had 36 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

The following graph shows a comparison from October 9, 2014 (the date our common stock commenced trading on the NYSE) through December 31, 2019 of the cumulative total return for our common stock, the Nasdaq Computer Index and the S&P 500 Index. The graph assumes $100 was invested in each of the Company’s common stock, the Nasdaq Computer Index and the S&P 500 Index of the market close on October 9, 2014. Such returns are based on historical results and are not intended to suggest future performance.

	10/9/2014	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
HubSpot	100	112	187	156	294	418	527
S&P 500 Index	100	107	106	116	139	130	168
Nasdaq Computer Index	100	107	113	127	177	170	256

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

The following selected consolidated statements of operations data for the years ended December 31, 2019, 2018, and 2017, and the consolidated balance sheet data as of December 31, 2019 and 2018, have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$646,266	$487,450	$356,727	$254,775	$167,920
Professional services and other	28,594	25,530	18,885	16,192	14,023
Total revenue	674,860	512,980	375,612	270,967	181,943
Cost of revenue:
Subscription (1)	98,510	69,718	51,563	41,182	32,271
Professional services and other (1)	31,448	30,639	24,166	20,683	15,652
Total cost of revenue	129,958	100,357	75,729	61,865	47,923
Total gross profit	544,902	412,623	299,883	209,102	134,020
Operating expenses:
Research and development (1)	158,237	117,603	70,373	45,997	32,457
Sales and marketing (1)	340,685	267,444	212,859	162,647	112,629
General and administrative (1)	92,971	75,834	56,787	45,120	35,408
Total operating expenses	591,893	460,881	340,019	253,764	180,494
Loss from operations	(46,991)	(48,258)	(40,136)	(44,662)	(46,474)
Other (expense) income
Interest income	19,429	9,176	3,837	854	390
Interest expense	(22,818)	(21,386)	(13,181)	(265)	(185)
Other (expense) income	(393)	(1,492)	(559)	(956)	628
Total other (expense) income	(3,782)	(13,702)	(9,903)	(367)	833
Net loss before income tax (expense) benefit	(50,773)	(61,960)	(50,039)	(45,029)	(45,641)
Income tax (expense) benefit	(2,973)	(1,868)	10,325	(533)	(412)
Net loss	(53,746)	(63,828)	(39,714)	(45,562)	(46,053)
Net loss per common share, basic and diluted (2)	$(1.28)	$(1.66)	$(1.08)	$(1.29)	$(1.39)
Weighted average common shares used in computing basic and diluted net loss per common share (2)	42,025	38,529	36,827	35,197	33,222

(1)	Stock-based compensation included in the consolidated statements of operations data above was as follows:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Cost of revenue:
Subscription	$3,127	$1,476	$658	$512	$341
Professional services and other	2,829	2,924	2,327	1,640	1,216
Research and development	33,748	23,328	12,816	8,828	6,327
Sales and marketing	36,599	31,099	19,016	13,352	7,658
General and administrative	21,451	17,434	12,500	8,343	5,766
Total stock-based compensation	$97,754	$76,261	$47,317	$32,675	$21,308

(2)	See Note 2 to our consolidated financial statements for further details on the calculation of basic and diluted net loss per share attributable to common stockholders.

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and investments	$1,015,280	$603,700	$535,737	$150,068	$145,117
Working capital, excluding deferred revenue	1,018,265	658,714	561,085	144,296	118,854
Total assets	1,569,268	833,953	712,175	259,755	220,379
Deferred revenue	234,088	185,484	139,157	96,597	65,139
Operating lease liabilities	267,829	—	—	—	—
Convertible senior notes	340,564	318,782	298,447	—	—
Total liabilities	919,310	589,312	501,815	141,055	98,671
Total stockholders’ equity	$649,958	$244,641	$210,360	$118,700	$121,708

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We provide a cloud-based marketing, sales, and customer service software platform, which we refer to as our Growth Platform, that enables businesses to grow better. At HubSpot, we’re committed to helping our customers grow better, which means helping them grow without compromise, always solving for the customer, and creating a better experience for customers and company alike. To that end, our Growth Platform, comprised of Marketing Hub, Sales Hub, Service Hub, and a free customer relationship management system, or CRM, features integrated applications and tools that enable businesses to create a cohesive and adaptable customer experience throughout the customer lifecycle.

At the core of our Growth Platform is our CRM that our customers use which creates a single view of all interactions a prospective or existing customer has with their marketing, sales and customer service teams. The CRM shares data across every app in the Growth Platform, automatically informing more personalized emails, website content, ads, and conversations, and enables more accurate timing cues for our customer’s internal teams. In addition, the Growth Platform was built to easily and seamlessly integrate third party applications to further customize to an individual company’s industry or needs. We designed and built our Growth Platform to serve a broad range of customers globally. Our Growth Platform starts completely free and grows with our customers to meet their needs at different stages in their life-cycles. It supports multiple languages and currencies and offers an array of sophisticated features, including content partitioning at the enterprise level for companies operating in or serving multiple countries.

We focus on selling to mid-market business-to-business, or B2B, companies, which we define as companies that have between two and 2,000 employees.  While our Growth Platform was built to grow with any company, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving this market segment. These mid-market businesses seek an integrated, easy-to-implement and easy-to-use solution to reach customers and compete with organizations that have larger marketing, sales, and customer service budgets. We efficiently reach these businesses at scale through our proven inbound methodology, our Solutions Partners, and our “freemium” model. A Solutions Partner is a service provider that helps businesses with strategy, execution, and implementation of go-to-market activities and technology solutions. Our freemium model attracts customers who begin using our Growth Platform through our free products and then upgrade to our paid products. As of December 31, 2019, we had 3,387 full-time employees and 73,483 Total Customers of varying sizes in more than 120 countries, representing almost every industry.

Our Growth Platform is a multi-tenant, single code-based and globally available software-as-a-service product delivered through web browsers or mobile applications. We sell our Growth Platform on a subscription basis. Our total revenue increased to $674.9 million in 2019, from $513.0 million in 2018, and from $375.6 million in 2017, representing year-over-year increases of 32% in 2019 and 37% in 2018. We had net losses of $53.7 million in 2019, $63.8 million in 2018, and $39.7 million in 2017, primarily due to investments in our growth.

We derive most of our revenue from subscriptions to our cloud-based Growth Platform and related professional services, which consist of customer on-boarding and training services. Subscription revenue accounted for 96% of our total revenue for the year ended December 31, 2019 and 95% of our total revenue for the years ended December 31, 2018. We sell multiple product plans at different base prices on a subscription basis, each of which includes our CRM and integrated applications to meet the needs of the various customers we serve. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We also generate additional revenue based on the purchase of additional subscriptions and products, and the number of account users, subdomains and website visits. Most of our customers’ subscriptions are one year or less in duration.

Subscriptions are non-cancelable and are billed in advance on various schedules. Because the mix of billing terms for orders can vary from period to period, the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. Accordingly, we do not believe that change in deferred revenue is an accurate indicator of future revenue.

Many of our customers purchase on-boarding and training services which are designed to help customers enhance their ability to attract, engage and delight their customers using our Growth Platform. Professional services and other revenue accounted for 4% of total revenue for the year ended December 31, 2019 and 5% of total revenue for the years ended December 31, 2018 and 2017. We expect professional services and other margins to range from a moderate loss to breakeven for the foreseeable future.

We have focused on rapidly growing our business and plan to continue to make investments to help us address some of the challenges facing us to support this growth, such as demand for our Growth Platform by existing and new customers, significant competition from other providers of marketing, sales and customer service software and related applications and rapid technological change in our industry. We believe that the growth of our business is dependent on many factors, including our ability to expand our customer base, increase adoption of our Growth Platform within existing customers, develop new products and applications to extend the functionality of our Growth Platform and provide a high level of customer service. We expect to increase our investment in sales and marketing as we continue to expand our sales teams, increase our marketing activities and grow our international operations. We also expect to increase our investment in research and development as we continue to introduce new products and applications to extend the functionality of our Growth Platform. We also intend to invest in maintaining a high level of customer service and support which we consider critical for our continued success. We plan to continue investing in our data center infrastructure and services capabilities in order to support continued future customer growth. We also expect to continue to incur additional general and administrative expenses as a result of both our growth and the infrastructure required to be a public company. We expect to use our cash flow from operations and the proceeds from our convertible debt and stock offerings to fund these growth strategies and do not expect to be profitable in the near term.

We believe that these investments will result in an increase in our subscription revenue base. This will result in revenue increasing faster than the increase in sales and marketing, research and development and general and administrative expenses, exclusive of stock-based compensation, as we reach economies of scale. With this increased operating leverage, we expect our operating margins to improve in the long term. However, we will incur losses in the short term. If we are unable to achieve our revenue growth objectives, including a high rate of renewals of our customer agreements, we may not be able to achieve profitability.

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

	Year Ended December 31,
	2019	2018
Total Customers	73,483	56,628
Total Average Subscription Revenue per Customer	$9,920	$9,904
Total Subscription Dollar Retention Rate	99.9%	100.7%

Total Customers.  We believe that our ability to increase our customer base is an indicator of our market penetration and growth of our business as we continue to expand our sales force and invest in marketing efforts. We define our Total Customers at the end of a particular period as the number of business entities or individuals with one or more paid subscriptions to our Growth Platform either paid directly or through a Solutions Partner. We do not include in Total Customers business entities or individuals with one or more paid subscriptions solely for our legacy Sales Hub ($10) product or any PieSync product. A single customer may have separate paid subscriptions for separate websites, sales licenses or seats, or our Sales Hub, Marketing Hub, or Service Hub products, but we count these as one customer if certain customer-provided information such as company name, URL, or email address indicate that these subscriptions are managed by the same business entity or individual.

Total Average Subscription Revenue per Customer. We believe that our ability to increase the Total Average Subscription Revenue per Customer is an indicator of our ability to grow the long-term value of our existing customer relationships. We define Total Average Subscription Revenue per Customer during a particular period as subscription revenue, excluding revenue from our legacy Sales Hub ($10) and PieSync products, from our Total Customers during the period divided by the average Total Customers during the same period.

Total Subscription Dollar Retention Rate. We believe that our ability to retain and expand a customer relationship is an indicator of the stability of our revenue base and the long-term value of our customers. We assess our performance in this area using a metric we refer to as our Total Subscription Dollar Retention Rate. We compare the aggregate Total Contractual Monthly Subscription Revenue of our Total Customer base as of the beginning of each month, which we refer to as Total Retention Base Revenue, to the aggregate Total Contractual Monthly Subscription Revenue of the same group of Total Customers at the end of that month, which we refer to as Total Retained Subscription Revenue. We define Total Contractual Monthly Subscription Revenue as the total amount of subscription fees contractually committed to be paid for a full month under all of our Total Customer agreements, excluding any commissions owed to our Solutions Partners. Our Total Subscription Dollar Retention Rate for a given period is calculated by first dividing Total Retained Subscription Revenue by Total Retention Base Revenue for each month in the period, calculating the weighted average of these rates using the Total Retention Base Revenue for each month in the period, and then annualizing the resulting rates.

Key Components of Consolidated Statements of Operations

Revenue

We derive our revenue from two major sources, revenue from subscriptions to our Growth Platform and professional services and other revenue consisting mainly of on-boarding and training services fees.

Subscription based revenue is derived from customers using our Growth Platform for their inbound marketing, sales and service needs. Our Growth Platform features integrated applications that create a cohesive and adaptable customer experience. These integrated applications include a CRM, search engine optimization, blogging, website content management, messaging, chatbots, social media, marketing automation, email, predictive lead scoring, sales productivity, ticketing and helpdesk tools, customer NPS surveys, analytics, and reporting. Subscriptions are non-cancelable and are billed in advance on various schedules. All subscription fees that are billed in advance of service are recorded in deferred revenue. Subscription based revenue is recognized net of consideration paid to Solutions Partners when those Partners purchase a subscription to our Growth Platform.

Professional services and other revenue are derived primarily from customer on-boarding and training services. The on-boarding and training services provided to customers typically involves an implementation specialist. An implementation specialist will typically work with our customers to enhance their understanding of how to attract leads and convert them into customers through search engine optimization, social media, blogging and other content. Training is generally sold in connection with a customer’s initial subscription and is billed in advance. The training is also available to be purchased separately following a customer’s purchase of its initial subscription and our Solutions Partners routinely provide the same training to customers. The Company recognizes revenue from on-boarding and training services as the services are provided.

Cost of Revenue and Operating Expenses

Cost of Revenue

Cost of subscription revenue consists primarily of managed hosting providers and other third-party service providers, employee-related costs including payroll, benefits and stock-based compensation expense for our customer support team, amortization of capitalized software development costs and acquired technology, and allocated overhead costs, which we define as rent, facilities and costs related to information technology.

Cost of professional services and other revenue consists primarily of personnel costs of our professional services organization, including salaries, benefits, bonuses and stock-based compensation, amortization of capitalized software development costs associated with our internally built software platform, as well as allocated overhead costs.

We expect that cost of subscription and professional services and other revenue will increase in absolute dollars as we continue to invest in growing our business. Over time, we expect to gain benefits of scale associated with our costs of hosting our Growth Platform relative to subscription revenues, resulting in improved subscription gross margin, exclusive of stock-based compensation. We expect professional services and other margins to range from a moderate loss to breakeven for the foreseeable future, exclusive of stock-based compensation.

Research and Development

Research and development expenses consist primarily of personnel costs of our development team, including payroll, benefits and stock-based compensation expense and allocated overhead costs. We capitalize certain software development costs that are attributable to developing new products and adding incremental functionality to our Growth Platform and amortize such costs as costs of subscription revenue over the estimated life of the new product or incremental functionality, which is generally two years. We also capitalize certain development costs that are attributable to developing our internally developed software platforms and amortize such costs throughout the consolidated statement of operations over the estimated life of our internally developed software platforms, which is generally five years. We focus our research and development efforts on improving our products and developing new ones, delivering new functionality and enhancing the customer experience. We believe delivering new functionality for our customers is an integral part of our solution and provides our customers with access to a broad array of options and information critical to their marketing, sales, and customer service efforts. We expect to continue to make investments in and expand our offerings to enhance our customers’ experience and satisfaction and attract new customers. We expect research and development expenses to increase in absolute dollars as we continue to increase the functionality of our Growth Platform.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs of our sales and marketing employees, including sales commissions and incentives, benefits and stock-based compensation expense, marketing programs, including lead generation, costs of our annual INBOUND conference, other brand building expenses, amortization of capitalized software development costs associated with our internally built software platforms, and allocated overhead costs. We defer certain sales commissions related to acquiring new contracts and amortize them ratably over a period of benefit that we have determined to be approximately one to three years. Sales and marketing expenses also include commissions paid to our Solutions Partners in instances where the end customer purchases and pays for a subscription to our Growth Platform.

We plan to continue to expand sales and marketing to grow our customer base and increase sales to existing customers. This growth will include adding sales personnel and expanding our marketing activities to continue to generate additional leads and build brand awareness. We expect sales and marketing expenses will increase as a result of hiring net new quota-carrying sales representatives in the United States and worldwide, adding to the marketing staff and expanding our annual INBOUND conference. Over time, we expect sales and marketing expenses will decline as a percentage of total revenue, exclusive of stock-based compensation.

General and Administrative

General and administrative expenses consist of personnel costs and related expenses for executive, finance, legal, human resources, employee-related information technology, administrative personnel, including payroll, benefits and stock-based compensation expense; professional fees for external legal, accounting and other consulting services, amortization of capitalized software development costs associated with our internally built software platforms, and allocated overhead costs. We expect that general and administrative expenses will increase on an absolute dollar basis but decrease as a percentage of total revenue, exclusive of stock-based compensation expense, as we focus on processes, systems and controls to enable our internal support functions to scale with the growth of our business. We also anticipate continuing increases to general and administrative expenses as we incur the costs of compliance associated with being a publicly traded company, including audit and consulting fees.

Other Expense

Interest income primarily consists of interest earned on invested cash and cash equivalents balances and investments. Interest expense primarily consists of amortization of the debt discount and issuance costs related to the 2022 Notes that is recorded as interest expense, and contractual interest expense on the 2022 Notes. Other expense primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities.

Income Tax (expense) benefit

The income tax (expense) benefit consists of current and deferred taxes for U.S. and foreign jurisdictions. We have historically had a taxable loss in our most significant jurisdiction, the U.S., and a full valuation allowance against the majority of our deferred tax assets. We expect this to continue in the near term.

Results of Operations

The following tables set forth certain consolidated financial data in dollar amounts and as a percentage of total revenue.

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Revenue:
Subscription	$646,266	$487,450	$356,727
Professional services and other	28,594	25,530	18,885
Total revenue	674,860	512,980	375,612
Cost of revenue:
Subscription	98,510	69,718	51,563
Professional services and other	31,448	30,639	24,166
Total cost of revenue	129,958	100,357	75,729
Gross profit	544,902	412,623	299,883
Operating expenses:
Research and development	158,237	117,603	70,373
Sales and marketing	340,685	267,444	212,859
General and administrative	92,971	75,834	56,787
Total operating expenses	591,893	460,881	340,019
Loss from operations	(46,991)	(48,258)	(40,136)
Other expense:
Interest income	19,429	9,176	3,837
Interest expense	(22,818)	(21,386)	(13,181)
Other expense	(393)	(1,492)	(559)
Total other expense	(3,782)	(13,702)	(9,903)
Loss before income tax (expense) benefit	(50,773)	(61,960)	(50,039)
Income tax (expense) benefit	(2,973)	(1,868)	10,325
Net loss	$(53,746)	$(63,828)	$(39,714)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Subscription	96%	95%	95%
Professional services and other	4	5	5
Total revenue	100	100	100
Cost of revenue:
Subscription	15	14	14
Professional services and other	5	6	6
Total cost of revenue	19	20	20
Gross profit	81	80	80
Operating expenses:
Research and development	23	23	19
Sales and marketing	50	52	57
General and administrative	14	15	15
Total operating expenses	88	90	91
Loss from operations	(7)	(9)	(11)
Total other expense	(1)	(3)	(3)
Loss before income tax (expense) benefit	(8)	(12)	(13)
Income tax (expense) benefit	(0)	—	3
Net loss	(8)%	(12)%	(11)%

*	Percentages are based on actual values. Totals may not sum due to rounding.

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Revenue

	Year Ended December 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Subscription	$646,266	$487,450	$158,816	33%
Professional services and other	28,594	25,530	3,064	12%
Total revenue	$674,860	$512,980	$161,880	32%

Subscription revenue increased during 2019 due to an increase throughout the year in Total Customers, which grew from 56,628 as of December 31, 2018 to 73,483 as of December 31, 2019. Total Average Subscription Revenue per Customer increased from $9,904 for the year ended December 31, 2018 to $9,920 for the year ended December 31, 2019. The growth in Total Customers was primarily driven by our increased sales representative capacity to meet market demand as well as the freemium model. The increase in average subscription revenue per customer was driven primarily by existing customers increasing their use of our products, existing customers purchasing additional subscriptions, and new customers purchasing our higher price product plans. The increase in average subscription revenue per customer was partially offset by the continued adoption of our freemium model.

The 12% increase in professional services and other revenue resulted primarily from the increase in Total Customers and from delivery of on-boarding and training services for the additional subscriptions sold.

Total Cost of Revenue, Gross Profit and Gross Margin

	Year Ended December 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Total cost of revenue	$129,958	$100,357	$29,601	29%
Gross profit	544,902	412,623	132,279	32%
Gross margin	81%	80%

Total cost of revenue increased 29% during 2019 primarily due to an increase in subscription and hosting costs, employee-related costs, amortization of capitalized software development costs, amortization of acquired technology, and allocated overheard expenses. The increase in gross margin was primarily driven by changes to our service offerings for our products offset by increased hosting costs in subscription revenue as we focus on the reliability of our Growth Platform.

	Year Ended December 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Subscription cost of revenue	$98,510	$69,718	$28,792	41%
Percentage of subscription revenue	15%	14%

The increase in subscription cost of revenue for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to the following:

Change
(in thousands)
Subscription and hosting costs	$15,857
Employee-related costs	7,234
Amortization of capitalized software development costs	2,864
Amortization of acquired technology	1,808
Allocated overhead expenses	1,029
$28,792

Subscription and hosting costs increased primarily due to growth in our Total Customer base from 56,628 at December 31, 2018 to 73,483 at December 31, 2019, as we focus on the reliability of our Growth Platform. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products and increased functionality.  Amortization of acquired technology increased due to a full year of amortization of acquired technology that was placed into service the second half of 2018. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount.

	Year Ended December 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Professional services and other cost of revenue	$31,448	$30,639	$809	3%
Percentage of professional services and other revenue	110%	120%

The increase in professional services and other cost of revenue for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to the following:

Change
(in thousands)
Employee-related costs and allocated overhead expenses	$809
$809

Employee-related costs increased as a result of increased headcount as we continue to grow our professional services organization to support our customer growth.

Research and Development

	Year Ended December 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Research and development	$158,237	$117,603	$40,634	35%
Percentage of total revenue	23%	23%

The increase in research and development expense for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$35,942
Allocated overhead expenses	4,692
$40,634

Employee-related costs increased as a result of increased headcount as we continue to grow our engineering organization to develop new products, increase functionality and to maintain our existing Growth Platform. Allocated overhead expense increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount.

Sales and Marketing

	Year Ended December 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Sales and marketing	$340,685	$267,444	$73,241	27%
Percentage of total revenue	50%	52%

The increase in sales and marketing expense for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$49,875
Solutions Partner commissions	9,900
Allocated overhead expense	6,686
Marketing programs	6,780
$73,241

Employee-related costs increased as a result of increased headcount as we continue to expand our selling and marketing organizations to grow our customer base. Solutions Partner commissions increased as a result of increased revenue generated through our Partners. Allocated overhead expenses increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount. Marketing programs increased due to the timing and size of certain marketing efforts as we continue to make investments in attracting new customers.

General and Administrative

	Year Ended December 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
General and administrative	$92,971	$75,834	$17,137	23%
Percentage of total revenue	14%	15%

The increase in general and administrative expense for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$11,619
Customer credit card fees	2,961
Allocated overhead expense	2,557
$17,137

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

Other Expense

	Year Ended December 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Interest income	$19,429	$9,176	$10,253	112%
Percentage of total revenue	3%	2%
Interest expense	$(22,818)	$(21,386)	$(1,432)	7%
Percentage of total revenue	(3)%	(4)%
Other expense	$(393)	$(1,492)	$1,099	(74)%
Percentage of total revenue	*	*

*	not meaningful

Interest income primarily consists of interest earned on invested cash and cash equivalents balances and investments. The increase is primarily due to the increase in the amount of investment holdings from the proceeds received from the common stock offering that occurred during the first quarter of 2019.

Interest expense primarily consists of amortization of the debt discount and issuance costs related to the 2022 Notes that is recorded as interest expense and contractual interest expense on the 2022 Notes. The increase was primarily due to the use of the effective-interest method to amortize the debt discount and issuance costs related to the 2022 Notes.

Other expense primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities. The decrease was primarily due to exchange rate fluctuations.

Income Tax expense

	Year Ended December 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Income tax expense	$(2,973)	$(1,868)	$(1,105)	59%
Effective tax rate	6%	3%

Income tax expense consists of current and deferred taxes for U.S. and foreign income taxes. The increase in the income tax expense was primarily driven by increased income in jurisdictions outside of the United States that are profitable from a tax perspective.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Revenue

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Subscription	$487,450	$356,727	$130,723	37%
Professional services and other	25,530	18,885	6,645	35%
Total revenue	$512,980	$375,612	$137,368	37%

Subscription revenue increased 37% during 2018 due to an increase throughout the year in Total Customers, which grew from 41,593 as of December 31, 2017 to 56,628 as of December 31, 2018. Total Average Subscription Revenue per Customer decreased from $10,180 for the year ended December 31, 2017 to $9,904 for the year ended December 31, 2018. The growth in Total Customers was primarily driven by our increased sales representative capacity to meet market demand. The decrease in Average Subscription Revenue per Customer was driven primarily by our continued adoption of our freemium model.

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

The increase in subscription cost of revenue for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to the following:

Change
(in thousands)
Subscription and hosting costs	$6,972
Employee-related costs	$6,123
Amortization of capitalized software development costs	3,022
Amortization of acquired technology	1,297
Allocated overhead expenses	741
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

The increase in sales and marketing expense for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$37,213
Allocated overhead expenses	4,427
Solutions Partner commissions	9,898
Marketing programs	3,047
$54,585

Employee-related costs increased as a result of increased headcount as we continue to expand our selling and marketing organizations to grow our customer base. The increase in employee-related costs was partially offset by lower sales commissions expense due to amortizing deferred commission expense over a longer period of time compared to 2017 as a result of our adoption of new guidance related to revenue recognition. Solutions Partner commissions increased as a result of increased revenue generated through our Partners. Allocated overhead expenses increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount. Marketing programs increased as we continue to make investments in attracting new customers and increased the size of our annual INBOUND event.

General and Administrative

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
General and administrative	$75,834	$56,787	$19,047	34%
Percentage of total revenue	15%	15%

The increase in general and administrative expense for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$12,704
Customer credit card fees	2,119
Professional fees	1,272
Allocated overhead expenses	2,952
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

Other Expense

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Interest income	$9,176	$3,837	$5,339	139%
Percentage of total revenue	2%	*
Interest expense	$(21,386)	$(13,181)	$(8,205)	62%
Percentage of total revenue	(4)%	*
Other expense	$(1,492)	$(559)	$(933)	167%
Percentage of total revenue	*	*

*	not meaningful

Interest income primarily consists of interest earned on invested cash and cash equivalents balances and investments. The increase is primarily due to increased investment holdings from the proceeds received from the 2022 Notes and an increase in yields on our investment balances.

Interest expense primarily consists of amortization of the debt discount and issuance costs related to the 2022 Notes that is recorded as interest expense, contractual interest expense on the 2022 Notes, and interest on finance leases.  The increase was primarily due to the 2022 Notes being outstanding for the entire year in 2018 and the use of the effective-interest method to amortize the debt discount and issuance costs related to the 2022 Notes.

Other expense primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities. The increase was primarily due to exchange rate fluctuations.

Income Tax (Expense) Benefit

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Income tax (expense) benefit	$(1,868)	$10,325	$(12,193)	(118)%
Effective tax rate	3%	(21)%

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

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents provided by operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cash and cash equivalents	$269,670	$111,489	$87,680
Working capital	787,235	475,409	424,205
Net cash and cash equivalents provided by operating activities	118,973	84,851	49,614
Net cash and cash equivalents used in investing activities	(316,194)	(71,230)	(396,611)
Net cash and cash equivalents provided by financing activities	359,342	12,778	376,806

Our cash and cash equivalents at December 31, 2019 was held for working capital purposes. We believe our working capital is sufficient to support our operations for at least the next 12 months. At December 31, 2019, $49.4 million of our cash and cash equivalents was held in accounts outside the United States. As of December 31, 2018, we no longer assert indefinite reinvestment of our foreign earnings because these earnings have been subject to United States Federal tax.  While we have concluded that any incremental tax incurred upon ultimate distribution of these earnings to be immaterial, our current plans do not demonstrate a need to repatriate undistributed earnings to fund our U.S. operations.

Net Cash and Cash Equivalents Provided by Operating Activities

Net cash and cash equivalents provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash and cash equivalents provided by operating activities during the year ended December 31, 2019 primarily reflected our net loss of $53.7 million and accretion of bond discount of $14.2 million offset by non-cash expenses that included $28.8 million of depreciation and amortization, $97.8 million in stock-based compensation, and $21.8 million of amortization of debt discount and issuance costs. Working capital sources of cash and cash equivalents primarily included a $49.3 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $7.8 million increase in accrued expenses, a $3.9 million increase in accounts payable related to timing of bill payments, and a $22.7 million increase in right-of-use asset. These sources of cash and cash equivalents were offset by a $15.8 million decrease in lease liabilities, a $15.4 million increase in accounts receivable as a result of increased billings to customers consistent with the overall growth of the business, $9.7 million increase in deferred commissions and a $3.3 million increase in prepaid and other assets.

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

Net Cash and Cash Equivalents Used in Investing Activities

Our investing activities have consisted primarily of purchases and maturities of investments, property and equipment purchases, an acquisition of a business, strategic investments, and capitalization of software development costs. Capitalized software development costs are related to new products or improvements to our existing software platform that expands the functionality for our customers.

Net cash and cash equivalents used in investing activities during the year ended December 31, 2019 consisted primarily of $1.3 billion of purchases of investments, $40.4 million of purchased property and equipment, $13.5 million of capitalized software development costs, a $23.3 million business acquisition and $0.6 million related to the purchase of strategic investments. These uses of cash were offset by $1.1 billion received related to the maturity of investments.

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

Net cash and cash equivalents used in investing activities during the year ended December 31, 2017 consisted primarily of $890.0 million of purchases of investments, $20.3 million of purchased property and equipment, $7.1 million of capitalized software development costs, $9.4 million for the acquisition of a business, and $3.5 million related to strategic investments. These uses of cash were offset by $533.7 million received from the maturity of investments.

Net Cash and Cash Equivalents Provided by Financing Activities

Our financing activities have consisted primarily of our stock offerings, the various components of our 2022 Notes offering, the issuance of common stock under our stock plans, payments of employee taxes related to the net share settlement of stock-based awards, and repayments of our finance lease obligations.

For the year ended December 31, 2019, cash and cash equivalents provided by financing activities consisted primarily of $342.6 million of net proceeds related to common stock offering and $23.6 million of proceeds related to issuance of common stock under stock plans. These sources of cash were offset by $6.2 million used for payment of employee taxes related to the net share settlement of stock-based awards, $0.3 million for repayment of debt associated with our business acquisition and $0.3 million used for repayments of finance leases.

For the year ended December 31, 2018, cash and cash equivalents provided by financing activities consisted primarily of $21.6 million of proceeds related to issuance of common stock under stock plans. These sources of cash were offset by $8.0 million used for payment of employee taxes related to the net share settlement of stock-based awards and $0.7 million used for repayments of finance leases.

For the year ended December 31, 2017, cash and cash equivalents provided by financing activities consisted primarily $389.2 million of net proceeds from the issuance of the 2022 Notes, $58.9 million of proceeds from the issuance of warrants related to the 2022 Notes, and $13.1 million of proceeds related to issuance of common stock under stock plans. These sources of cash were offset by $78.9 million used for the purchase of a note hedge related to 2022 Notes, $4.4 million used for payment of employee taxes related to the net share settlement of stock-based awards and $1.1 million used for repayments of finance leases.

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

We pay our Solutions Partners a commission based on the online software product sales price for sales to end-customers. The classification of the commission paid in our consolidated statements of operations depends on who purchases the online software product. In instances where an end-customer purchases from us, the commission paid to the Solutions Partner is recorded as sales and marketing expense. When a Solutions Partner purchases from us, we net the commission paid to the Solutions Partner against the associated revenue recognized.

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

We determined that a two to five year life is appropriate for our internal-use software based on our best estimate of the useful life of the internally developed software after considering factors such as continuous developments in the technology, obsolescence and anticipated life of the service offering before significant upgrades. Based on our prior experience, internally generated software will generally remain in use for a minimum of two to five years before being significantly replaced or modified to keep up with evolving customer and company needs. While we do not anticipate any significant changes to this two to five year estimate, a change in this estimate could produce a material impact on our financial statements. For example, if we received information that indicated the useful life of all internally developed software was one year rather than two to five, our capitalized software balance would materially decrease and our expense would materially increase.

We determine the amount of internal software costs to be capitalized based on the amount of time spent by our developers on projects in the application stage of development. Costs associated with building or significantly enhancing our Growth Platform and internally built software platforms are capitalized, while costs associated with planning new developments and maintaining our Growth Platform software and internally built software platforms are expensed as incurred. There is judgment involved in estimating the time allocated to a particular project in the application stage. A significant change in the time spent on each project could have a material impact on the amount capitalized and related amortization expense in subsequent periods.

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

The following table summarizes the assumptions, other than fair value of our common stock, relating to our stock options granted in the years ended December 31, 2019, 2018, and 2017:

Year Ended December 31,
	2019	2018	2017
Dividend yield	—	—	—
Expected volatility (%)	39.46-41.41	41.34-43.55	39.4 - 43.7
Risk-free interest rate (%)	1.95-2.55	2.62-2.85	1.74 - 2.09
Expected term (years)	5.50-6.02	5.06-6.42	5.18 - 6.21

We will continue to use judgment in evaluating the expected volatility and expected term utilized in our stock-based compensation expense calculations on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimates of expected volatility and expected term, which could materially impact our future stock-based compensation expense.

Goodwill Impairment

Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment at least annually. We performed our annual impairment assessment on November 30, 2019. We operate under one reporting unit and as a result, evaluate goodwill impairment based on our fair value as a whole.

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

When assessing goodwill for impairment for the year ended December 31, 2019, we first performed a qualitative assessment to determine whether it was necessary to perform the two-step quantitative analysis. Based on the qualitive assessment we determined it was unlikely that our reporting unit fair value was less than its carrying value and the two-step impairment test was not required, and therefore, there was no impairment of goodwill recorded.

Business Combinations

We account for business acquisitions using the purchase method of accounting, in accordance with which assets acquired and liabilities assumed are recorded at their respective fair values at the acquisition date. Goodwill represents the excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed.

Significant judgment is used in determining fair values of assets acquired and liabilities assumed, as well as intangible assets and their estimated useful lives. Fair value and useful life determinations are based on, among other factors, estimates of future expected cash flows attributable to the acquired intangible assets and appropriate discount rates used in computing present values. Particularly for the acquisition of PieSync, management applied significant judgement in estimating the fair value of the acquired developed technology intangible asset, which involved significant estimates and assumptions with respect to forecasted revenue growth rates, the revenue attributable to the acquired intangible asset over its estimated economic life and the discount rate. These judgments may materially impact the estimates used in allocating the purchase price consideration to the fair value of assets acquired and liabilities assumed, as well as our current and future operating results. Actual results may vary from these estimates that may result in adjustments to goodwill and acquisition date fair values of assets and liabilities during a measurement period or upon a final determination of asset and liability fair values, whichever occurs first. Adjustments to the fair value of assets acquired and liabilities assumed made after the end of the measurement period are recorded within our operating results.

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

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Certain of our leases contain optional termination dates. The table below only includes payments up to the optional termination date. If we were to extend leases beyond the optional termination date, the future commitments would increase by approximately $83.0 million. Below is a table that shows the projected outlays as of December 31, 2019:

		Payments due in:
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Finance lease obligations	$28	$28	$-	$—	$—
Operating leases obligations	412,719	42,466	97,221	94,474	178,558
Vendor commitments	33,525	19,403	13,469	653	—
Total	$446,272	$61,897	$110,690	$95,127	$178,558

Letters of Credit

As of December 31, 2019, we had a total of $8.8 million in letters of credit outstanding substantially in favor of certain landlords for office space. These irrevocable letters of credit, which are not included in the table of contractual obligations above, are secured by Certificate of Deposits and are expected to remain in effect, in some cases, until 2029.

Off Balance Sheet Arrangements

We have no material off-balance sheet arrangements at December 31, 2019 or 2018 exclusive of items described above and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

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

The table below provides a sensitivity analysis of hypothetical 10% changes of our stock price as of December 31, 2019 and the estimated impact on the fair value of the 2022 Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such event may have on the fair value of the 2022 Notes.

Hypothetical change in HubSpot stock price	Fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$754,752	$61,572	9%
No change	$693,180	$—	—
10% decrease	$630,728	$(62,452)	(9)%

ITEM 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of HubSpot, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of HubSpot, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues from contracts with customers in 2018.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Capitalized software – estimate of time and related costs eligible for capitalization

As described in Note 2 to the consolidated financial statements, the Company’s consolidated capitalized software development costs, net balance was $16.8 million as of  December 31, 2019, and the Company capitalized software development costs, exclusive of costs recorded within property and equipment, of $15.5 million for the year ended December 31,2019.  Management capitalizes certain software development costs for new offerings as well as upgrades to existing software platforms. Management determines the amount of internal software costs to be capitalized based on the amount of time spent by developers on projects in the application stage of development. As disclosed by management, there is judgment involved in estimating time allocated to a particular project in the application stage.

The principal considerations for our determination that performing procedures relating to the estimate of time and related costs eligible for capitalization as software development costs is a critical audit matter are there was significant judgment by management when determining the amount of time to capitalize for projects.  This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s determination of capitalized costs, including the assessment of management’s judgment related to the amount of time incurred by developers on projects in the application stage.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to capitalized software development costs, including controls over management’s estimate of time and related costs eligible for capitalization. These procedures also included, among others, testing management’s process for determining the time eligible for capitalization in the current year; evaluating whether the time and related costs were eligible for capitalization; testing the completeness, accuracy, and relevance of underlying data used in management’s estimate of eligible time and related costs; and evaluating the reasonableness of significant assumptions used by management in estimating eligible time and related costs. Evaluating management’s assumptions related to eligible software development time for capitalization involved evaluating whether the assumptions used by management were reasonable considering (i) inquiries  with management and IT product development managers in evaluating the software development costs capitalized for a sample of capitalized projects, and (ii) evaluating management’s estimate of hours through inquiry with a sample of individual software developers regarding the nature, timing and extent of time worked on development activities.

Acquisition of PieSync N.V. LTD (“PieSync”) – Valuation of Developed Technology Intangible Asset

As described in Note 5 to the consolidated financial statements, on October 31, 2019, the Company acquired 100% of the equity interests of PieSync for a total cash purchase price of $23.3 million, net of cash acquired, which included a working capital settlement of $0.3 million. As part of the purchase price allocation, management recorded $9.8 million for the acquired developed technology intangible asset using an excess earnings method for which management applied significant estimates and assumptions with respect to forecasted revenue growth rates, the revenue attributable to the acquired technology intangible asset over its estimated economic life and the discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of the developed technology intangible asset is a critical audit matter are there was significant judgment by management when estimating the fair value of the acquired developed technology intangible asset. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to management’s estimates and assumptions with respect to forecasted revenue growth rates, the revenue attributable to the acquired technology intangible asset over its estimated economic life and the discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing procedures over the discount rate.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the acquired developed technology intangible asset and assumptions related to forecasted revenue growth rates, the revenue attributable to the acquired technology intangible asset over its estimated economic life, and the discount rate. These procedures also included, among others, testing management’s process for determining the fair value of the acquired developed technology intangible asset. This included evaluating the appropriateness of the valuation method, testing the completeness, accuracy, and relevance of underlying data used in the valuation method, and evaluating the reasonableness of significant assumptions used by management, including forecasted revenue growth rates, the revenue attributable to the acquired technology intangible asset over its estimated economic life and the discount rate. Evaluating the assumptions related to the forecast forecasted revenue growth rates and the revenue attributable to the acquired technology intangible asset over its estimated economic life involved whether the assumptions used were reasonable considering the past performance of the acquired entity and industry data. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the discount rate.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 12, 2020

We have served as the Company’s auditor since 2016.

HUBSPOT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$269,670	$111,489
Short-term investments	691,834	480,761
Accounts receivable—net of allowance for doubtful accounts of $1,584 and $1,317 at December 31, 2019 and 2018, respectively	92,517	77,100
Deferred commission expense	32,078	23,664
Restricted cash	5,816	5,175
Prepaid expenses and other current assets	17,809	14,229
Total current assets	1,109,724	712,418
Long-term investments	53,776	11,450
Property and equipment, net	83,649	52,468
Capitalized software development costs, net	16,793	12,746
Right-of-use assets	234,390	—
Deferred commission expense, net of current portion	19,110	18,114
Other assets	9,824	6,888
Intangible assets, net	11,752	4,919
Goodwill	30,250	14,950
Total assets	1,569,268	833,953
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	12,842	7,810
Accrued compensation costs	26,318	23,589
Accrued expenses and other current liabilities	28,686	22,305
Operating lease liabilities	23,613	—
Deferred revenue	231,030	183,305
Total current liabilities	322,489	237,009
Operating lease liabilities, net of current portion	244,216	—
Deferred rent, net of current portion	—	26,445
Deferred revenue, net of current portion	3,058	2,179
Other long-term liabilities	8,983	4,897
Convertible senior notes	340,564	318,782
Total liabilities	919,310	589,312
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value—authorized, 500,000 shares; 42,955 and 39,300 shares issued and outstanding at December 31, 2019 and 2018, respectively	44	40
Additional paid-in capital	1,048,380	589,708
Accumulated other comprehensive loss	(336)	(723)
Accumulated deficit	(398,130)	(344,384)
Total stockholders’ equity	649,958	244,641
Total liabilities and stockholders’ equity	$1,569,268	$833,953

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Subscription	$646,266	$487,450	$356,727
Professional services and other	28,594	25,530	18,885
Total revenue	674,860	512,980	375,612
Cost of Revenue:
Subscription	98,510	69,718	51,563
Professional services and other	31,448	30,639	24,166
Total cost of revenue	129,958	100,357	75,729
Gross profit	544,902	412,623	299,883
Operating expenses:
Research and development	158,237	117,603	70,373
Sales and marketing	340,685	267,444	212,859
General and administrative	92,971	75,834	56,787
Total operating expenses	591,893	460,881	340,019
Loss from operations	(46,991)	(48,258)	(40,136)
Other expense:
Interest income	19,429	9,176	3,837
Interest expense	(22,818)	(21,386)	(13,181)
Other expense	(393)	(1,492)	(559)
Total other expense	(3,782)	(13,702)	(9,903)
Loss before income tax (expense) benefit	(50,773)	(61,960)	(50,039)
Income tax (expense) benefit	(2,973)	(1,868)	10,325
Net loss	(53,746)	(63,828)	(39,714)
Net loss per common share, basic and diluted	$(1.28)	$(1.66)	$(1.08)
Weighted average common shares used in computing basic and diluted net loss per common share:	42,025	38,529	36,827

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year ended December 31,
	2019	2018	2017
Net loss	$(53,746)	$(63,828)	$(39,714)
Other comprehensive loss:
Foreign currency translation adjustments	(213)	(776)	968
Changes in unrealized gain (loss) on investments, net of income taxes of $156 in 2019, $0 in 2018, and $0 in 2017.	600	110	(161)
Comprehensive loss	$(53,359)	$(64,494)	$(38,907)

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

	Common Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balances at January 1, 2017	35,784	$36	$365,444	$(864)	$(245,916)	$118,700
Issuance of common stock under stock plans, net of shares withheld for employee taxes	1,719	2	7,919	—	—	7,921
Stock-based compensation	—	—	48,933	—	—	48,933
Cumulative adjustment from adoption of stock compensation standard	—	—	452		(452)	—
Unrealized loss on investments, net of income taxes of $0				(161)		(161)
Cumulative translation adjustment	—	—	—	968	—	968
Equity component of 2022 Notes (Note 7)	—	—	73,713	—	—	73,713
Net loss	—	—	—	—	(39,714)	(39,714)
Balances at December 31, 2017	37,503	38	496,461	(57)	(286,082)	210,360
Issuance of common stock under stock plans, net of shares withheld for employee taxes	1,797	2	14,729	—	—	14,731
Stock-based compensation	—	—	78,518	—	—	78,518
Cumulative adjustment from adoption of revenue recognition standard (Note 2)	—	—		—	5,526	5,526
Cumulative translation adjustment	—	—	—	(776)	—	(776)
Unrealized gain on investments, net of income taxes of $0	—	—	—	110	—	110
Net loss	—	—	—	—	(63,828)	(63,828)
Balances at December 31, 2018	39,300	40	589,708	(723)	(344,384)	244,641
Issuance of common stock under stock plans, net of shares withheld for employee taxes	1,504	2	16,859	—	—	16,861
Stock-based compensation	—	—	99,185	—	—	99,185
Issuance of common stock in relation to common stock offering, net of offering costs incurred $365	2,151	2	342,628	—	—	342,630
Cumulative translation adjustment	—	—	—	(213)	—	(213)
Unrealized gain on investments, net of income taxes of $156	—	—	—	600	—	600
Net loss	—	—	—	—	(53,746)	(53,746)
Balances at December 31, 2019	42,955	$44	$1,048,380	$(336)	$(398,130)	$649,958

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating Activities:
Net loss	$(53,746)	$(63,828)	$(39,714)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	28,793	23,428	15,786
Stock-based compensation	97,754	76,261	47,317
Deferred income tax (benefit) expense	(799)	36	(11,546)
Amortization of debt discount and issuance costs	21,790	20,335	12,366
Accretion of bond discount premium	(14,160)	(6,787)	(1,576)
Non-cash rent expense	—	2,336	5,039
Unrealized currency translation	(156)	483	(139)
Changes in assets and liabilities, net of acquisition
Accounts receivable	(15,428)	(17,726)	(20,180)
Prepaid expenses and other assets	(3,296)	3,880	(5,588)
Deferred commission expense	(9,666)	(23,900)	(4,004)
Right-of-use assets	22,657	—	—
Accounts payable	3,927	3,298	1,100
Accrued expenses and other current liabilities	7,819	11,920	8,195
Lease liabilities	(15,781)	—	—
Deferred rent	—	5,799	3,559
Deferred revenue	49,265	49,316	38,999
Net cash and cash equivalents provided by operating activities	118,973	84,851	49,614
Investing Activities:
Purchases of investments	(1,304,847)	(681,632)	(890,009)
Maturities and sales of investments	1,066,366	644,375	533,660
Purchases of property and equipment	(40,372)	(22,305)	(20,276)
Capitalization of software development costs	(13,474)	(11,168)	(7,071)
Acquisition of a business, net of cash acquired	(23,314)	—	(9,415)
Purchase of strategic investments	(553)	(500)	(3,500)
Net cash and cash equivalents used in investing activities	(316,194)	(71,230)	(396,611)
Financing Activities:
Proceeds from common stock offering, net of offering costs paid of $365	342,628	—	—
Repayment of debt	(333)	—	—
Employee taxes paid related to the net share settlement of stock-based awards	(6,247)	(8,033)	(4,419)
Proceeds related to the issuance of common stock under stock plans	23,578	21,555	13,086
Proceeds from issuance of convertible notes, net of issuance costs paid of $10,767	—	—	389,233
Purchase of note hedge related to convertible notes	—	—	(78,920)
Proceeds from the issuance of warrants related to convertible notes, net of issuance costs paid of $200	—	—	58,880
Repayment of finance lease obligations	(284)	(744)	(1,054)
Net cash and cash equivalents provided by financing activities	359,342	12,778	376,806
Effect on exchange rate changes on cash and cash equivalents	(720)	(2,069)	2,790
Net increase in cash, cash equivalents and restricted cash	161,401	24,330	32,599
Cash, cash equivalents and restricted cash, beginning of year	117,114	92,784	60,185
Cash, cash equivalents and restricted cash, end of year	$278,515	$117,114	$92,784
Supplemental cash flow disclosure:
Cash paid for interest	$1,014	$1,036	$762
Cash paid for income taxes	$3,090	$1,842	$855
Right-of-use assets obtained in exchange for operating lease facilities	$105,496	$—	$—
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$4,606	$666	$680
Asset retirement obligations	$2,014	$216	$575

The accompanying notes are an integral part of the consolidated financial statements

HUBSPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations

HubSpot, Inc. (the “Company”) provides a cloud-based inbound marketing, sales and customer service platform, which is referred to in this document as the Company’s Growth Platform, that enables businesses to grow better. The Company’s Growth Platform, comprised of Marketing Hub, Sales Hub, Service Hub, and a free customer relationship management system, or CRM, features integrated applications and tools that enable businesses to create a cohesive and adaptable customer experience throughout the customer lifecycle.

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

Loss Per Share — Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, restricted stock units (“RSUs”), the shares issuable under the Employee Stock Purchase Plan (“ESPP”), and the Conversion Option and warrants of the 2022 Notes are considered to be potential common stock equivalents.

A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share amounts)
Net loss	$(53,746)	$(63,828)	$(39,714)
Weighted-average common shares outstanding—basic	42,025	38,529	36,827
Dilutive effect of share equivalents resulting from stock options, RSUs, ESPP, Conversion Option and warrants of the 2022 Notes	—	—	—
Weighted-average common shares outstanding-diluted	42,025	38,529	36,827
Net loss per common share, basic and diluted	$(1.28)	$(1.66)	$(1.08)

Since the Company incurred net losses for each of the periods presented, diluted net loss per share is the same as basic net loss per share. The Company’s outstanding stock options, RSUs, shares issuable under the ESPP, and Conversion Option and Warrants of the 2022 Notes were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive. The following table contains all potentially dilutive common stock equivalents.

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Options to purchase common shares	1,489	1,824	2,085
RSUs	1,207	1,732	2,315
Conversion option and warrants of the 2022 Notes	3,104	1,211	—
ESPP	2	—	10

The Company expects to settle the principal amount of the 2022 Notes (Note 7) in cash, and therefore, the Company uses the treasury stock method for calculating any potential dilutive effect of the Conversion Option on diluted net income per share, if applicable. The Conversion Option will have a dilutive impact on net income per share when the average market price of the Company’s common stock for a given period exceeds the conversion price of the 2022 Notes of $94.77 per share. The common stock warrants will have a dilutive impact on net income per share when the average price of the Company’s common stock for a given period exceeds $115.83. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended December 31, 2019 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending March 31, 2020. In 2019, the Company settled approximately $8 thousand of the principal balance of the 2022 Notes in cash.

Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly-liquid investments with remaining maturities of three months or less at the date of purchase, consisting primarily of money-market funds.

Investments — Investments consist of commercial paper, corporate debt securities and U.S. Treasury securities. Securities having remaining maturities of more than three months at the date of purchase and less than one year from the date of the balance sheets are classified as short-term, and those with maturities of more than one year from the date of the balance sheet are classified as long-term in the consolidated balance sheets. The Company classifies its debt investments with readily determinable market values as available-for-sale. These investments are classified as investments on the consolidated balance sheets and are carried at fair market value, with unrealized gains and losses considered to be temporary in nature reported as accumulated other comprehensive loss, a separate component of stockholders’ equity. The Company reviews all investments for reductions in fair value that are other-than-temporary. When such reductions occur, the cost of the investment is adjusted to fair value through recording a loss on investments in the consolidated statements of operations. Gains and losses on investments are calculated on the basis of specific identification.

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

Accounts Receivable and Allowance for Doubtful Accounts — Accounts receivable are carried at the original invoiced amount less an allowance for doubtful accounts based on the probability of future collection. The probability of future collection is based on specific considerations of historical loss patterns and an assessment of the continuation of such patterns based on past collection trends and known or anticipated future economic events that may impact collectability. The probability of future collection is also assessed by geography. To date, losses resulting from uncollected receivables have not exceeded management’s expectations.

The following is a roll forward of the Company’s allowance for doubtful accounts (in thousands):

	Balance Beginning of Period	Charged to Statement of Operations	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2019	$1,317	$7,895	$(7,628)	$1,584
Year ended December 31, 2018	$638	$5,514	$(4,835)	$1,317
Year ended December 31, 2017	$617	$3,353	$(3,332)	$638

(1)	Deductions include actual accounts written-off, net of recoveries.

Restricted Cash —The Company had restricted cash of $8.8 million at December 31, 2019 and $5.6 million at December 31, 2018 related to letters of credit for it leased facilities. The following table provides a reconciliation of the cash, cash equivalents and restricted cash within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows for the year ended December 31, 2019 and 2018.

	December 31, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$269,670	$111,489
Restricted cash	5,816	5,175
Restricted cash included in other assets	3,029	450
Total cash, cash equivalents, and restricted cash	$278,515	$117,114

Property and Equipment —Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to leasehold improvements. Depreciation is recorded over the following estimated useful lives:

Estimated Useful Life
Employee related computer equipment	2 - 3 years
Computer equipment and purchased software	3 years
Furniture and fixtures	5 years
Internal use software	5 years
Leasehold improvements	Lesser of lease term or useful life

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

Intangible Assets — Intangible assets consist of acquired technology, trade name and customer relationships. The Company records acquired intangible assets at fair value on the date of acquisition and amortize such assets in a pattern reflective of the expected economic benefits consumption over the expected useful life of the asset. If this pattern cannot be reliably determined, a straight-line amortization method is used. The estimated useful life of acquired technology is two to seven years and is based on the period over which economic benefits will be derived from each acquired intangible asset. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying value of the intangible asset is amortized prospectively over the revised remaining useful life.

Goodwill —Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization but is monitored annually for impairment or more frequently if there are indicators of impairment. Management considers the following potential indicators of impairment: significant underperformance relative to historical or projected future operating results, significant changes in the Company’s use of acquired assets or the strategy of the Company’s overall business, significant negative industry or economic trends and a significant decline in the Company’s stock price for a sustained period. The Company performs its annual impairment test on November 30. Currently, the Company’s goodwill is evaluated at the entity level as it has been determined there is one reporting unit. When assessing goodwill for impairment the Company first performs a qualitative assessment to determine whether it is necessary to perform the two-step quantitative analysis. If the Company determines it is unlikely that the reporting unit fair value is less than its carrying value then no two-step impairment test is performed. If the Company cannot determine that it is likely that the reporting unit fair value is more than its carrying value, then the Company performs a two-step impairment test. Based on the qualitive assessment performed on November 30, 2019, the Company determined it was unlikely that it’s reporting unit fair value was less than its carrying value and no two-step impairment test was required. There were no indicators that the Company’s goodwill had become impaired since that date, and as such, there was no impairment of goodwill as of November 30, 2019 or December 31, 2019.

For the years ended December 31, 2019, 2018 and 2017, the Company did not recognize an impairment charge.

Business Combinations — The Company uses its best estimates and assumptions to assign fair value to the assets acquired and liabilities assumed. Significant judgment is used in determining fair values of assets acquired and liabilities assumed, as well as intangible assets and their estimated useful lives. Fair value and useful life determinations are based on, among other factors, estimates of future expected cash flows attributable to the acquired intangible assets and appropriate discount rates used in computing present values. Goodwill represents the excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed.

The Company’s estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. The Company continues to collect information and reevaluates these estimates and assumptions quarterly and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statement of operations.

Advertising Expense —The Company expenses advertising as incurred, which is included in sales and marketing expense in the accompanying consolidated statements of operations. The Company incurred $14.9 million of advertising expense in 2019, $8.4 million in 2018, and $5.5 million in 2017.

Leases — On January 1, 2019, the Company adopted the new lease guidance using a modified retrospective transition method applied to those leases which were not completed as of January 1, 2019.

The Company leases office facilities under non-cancelable operating leases that expire at various dates through May 2031 and leases office equipment under a non-cancelable finance lease that expires in March 2020. Certain operating leases contain optional termination dates, and the Company is not reasonably certain to extend its lease agreements beyond those dates.

The Company determines if an arrangement contains a lease at inception and does not separate lease and non-lease components of an arrangement determined to contain a lease. Operating leases are included in right-of-use (“ROU”) assets, current operating lease liabilities and operating lease liabilities, net of current portion, on the Company’s consolidated balance sheet. Finance leases are included in property and equipment, net, accrued expenses, and other current liabilities on the Company’s consolidated balance sheet. Operating and finance leases with a duration of less than 12 months are excluded from right-of-use-assets and operating lease liabilities and related expense is recorded as incurred.

ROU assets represent the Company's right to use an underlying asset for the lease term and the corresponding lease liabilities represent its obligation to make lease payments arising from the lease. Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. The lease ROU asset includes any initial direct costs incurred and is reduced for tenant incentives. As the Company’s operating leases do not provide an implicit rate, the net present value of future minimum lease payments is determined using the Company’s incremental borrowing rate.

Lease expense for minimum lease payments for operating leases are recognized on a straight-line basis over the lease term. Finance leases use the effective interest method to record expense which results in a front-loaded expense recognition pattern.

The following table provides a summary of lease assets and liabilities as of December 31, 2019:

Leases	Balance sheet classification	Amount (in thousands)
Assets:
Operating lease assets	Right-of-use assets	$234,390
Finance lease assets	Fixed assets	68
Total leased assets		$234,458

Liabilities:
Current
Operating lease liabilities	Lease liabilities	$23,613
Finance lease liabilities	Accrued expenses and other current liabilities	28
Noncurrent
Operating	Lease liabilities, net of current portion	244,216
Total lease liabilities		$267,857

Operating lease expense costs was $32.2 million for 2019, net of $2.5 million of operating sublease income related to certain office facilities subleased to third parties. Finance lease costs consisted of $0.2 million related to the amortization finance lease assets and $0.1 million of interest expense for 2019.

The following table provides a reconciliation between non-cancelable lease commitments and lease liabilities as of December 31, 2019:

	Operating leases	Finance Leases
Lease commitments (Note 9)	$412,719	$28
Less: Legally binding minimum lease payments for leases signed but not yet commenced	(70,928)	—
Less: Present value discount	(73,962)	—
Total lease liabilities	$267,829	$28

Certain leases contain optional termination dates. If the Company were to extend leases beyond the optional termination date, the future commitments would increase by approximately $83.0 million.

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

The following table provides weighted average remaining lease terms and weighted average discount rate for operating and finance leases as of December 31, 2019:

Weighted-average remaining lease term:
Operating leases	9.2 years
Finance leases	0.25 years
Weighted-average discount rate:
Operating leases	5.6%
Finance leases	3.8%

Other Information

In 2019, cash payments were $28.8 million for operating lease liabilities and $0.3 million for finance lease liabilities.

Asset retirement obligations (“ARO”)

On the lease commencement date the Company establishes an ARO based on the present value of contractually required estimated future costs to retire long-lived assets at the termination or expiration of a lease. The asset associated with the ARO is amortized over the corresponding lease term to operating expense and the ARO is accreted to the end of lease obligation value over the same term.

The changes in the ARO balance during the year ending December 31, 2019 and December 31, 2018 are as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Beginning balance	$1,424	$1,191
Additions	2,028	459
Accretion	103	92
Updates to estimated cash flows	(22)	(318)
Ending balance	$3,533	$1,424

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

Recognize revenue as the performance obligations are satisfied

Revenues are recognized when or as control of the promised goods or services is transferred to customers.  Revenue from online software products is recognized ratably over the subscription period beginning on the date the Company’s online software products are made available to customers. Most subscription contracts are one year or less. The Company recognizes revenue from on-boarding and training services as the services are provided. Cash payments received in advance of providing subscription or services are recorded to deferred revenue until the performance obligation is satisfied.

Solutions Partner Commissions

The Company pays its Solutions Partners a commission based on the online software product sales price for sales to end-customers. The classification of the commission paid in the Company’s consolidated statements of operations depends on who purchases the online software product.  In instances where an end-customer purchases from the Company, the commission paid to the Solutions Partner is recorded as sales and marketing expense. When a Solutions Partner purchases from the Company, the commission paid to the Solutions Partner is netted against the associated revenue recognized.

Disaggregation of Revenue

The Company provides disaggregation of revenue based on geographic region (Note 9) and based on the subscription versus  professional services and other classification on the consolidated statements of operations as it believes these best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Deferred Revenue and Deferred Commission Expense

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue.  Deferred revenue during the year ended December 31, 2019 increased by $48.6 million resulting from $723.5 million of calculated billings and was offset by revenue recognized of $674.9 million during the same period. $183.7 million of revenue was recognized during the year ended December 31, 2019 that was included in deferred revenue at the beginning of the period. As of December 31, 2019, approximately $178.4 million of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year.  The Company expects to recognize revenue on approximately 94% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

Additional contract liabilities $1.4 million and $1.6 million were included in accrued expenses and other current liabilities as of December 31, 2019 and December 31, 2018.

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

Deferred commission expense during the year ended December 31, 2019 increased by $9.4 million as a result of deferring incremental costs of obtaining a contract of $42.2 million and was offset by amortization of $32.8 million during the same period.

Concentrations of Credit Risk and Significant Customers —Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, investments and accounts receivable.

The Company's cash and cash equivalents are generally held with large financial institutions.  Although the Company's deposits may exceed federally insured limits, the financial institutions that the Company uses have high investment-grade credit ratings and, as a result, the Company believes that, as of December 31, 2019, its risk relating to deposits exceeding federally insured limits was not significant.

The Company’s investments consist of highly rated corporate debt securities and U.S. Treasury securities. The Company limits the amount of investments in any single issuer, except U.S. Treasuries. The Company believes that, as of December 31, 2019, its concentration of credit risk related to investments was not significant.

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

At December 31, 2019 and 2018, there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue in any of the periods presented.

Foreign Currency —The functional currency of the Company’s foreign subsidiaries is the local currency. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive loss. Income and expense accounts are translated at the weighted-average exchange rates during the period. Foreign currency transaction gains and losses are recorded in other expense.

Research and Development —Research and development expenses include payroll, employee benefits and other expenses associated with product development.

Capitalized Software Development Costs —Certain payroll and stock compensation costs incurred to develop functionality for the Company’s software and internally built software platforms, as well as certain upgrades and enhancements that are expected to result in enhanced functionality are capitalized. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, the Company capitalizes certain software development costs for new offerings as well as upgrades to existing software platforms. Capitalized software development costs are amortized on a straight-line basis over their estimated useful life of two to five years. Management evaluates the useful lives of these assets on a quarterly basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

The Company determines the amount of internal software costs to be capitalized based on the amount of time spent by the developers on projects in the application stage of development. There is judgment involved in estimating time allocated to a particular project in the application stage. Costs associated with building or significantly enhancing the Growth Platform and internally built software platforms are capitalized, while costs associated with planning new developments and maintaining the Growth Platform software and internally built software platforms are expensed as incurred.

Capitalized software development costs, exclusive of those costs recorded within property and equipment, consisted of the following:

	December 31, 2019	December 31, 2018
	(in thousands)
Gross capitalized software development costs	$61,641	$46,169
Accumulated amortization	(44,848)	(33,423)
Capitalized software development costs, net	$16,793	$12,746

The Company capitalized software development costs, exclusive of costs recorded within property and equipment, of $15.5 million in 2019, $12.8 million in 2018, and $8.2 million in 2017. Stock-based compensation costs included in capitalized software were $2.1 million in 2019, $2.4 million in 2018, and $1.6 million in 2017 .

Amortization of capitalized software development costs, exclusive of costs recorded within property and equipment, was $11.6 million in 2019, $9.2 million in 2018, and $6.3 million in 2017. Amortization expense is included in cost of revenue in the consolidated statements of operations.

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

Stock-Based Compensation — The Company accounts for all stock options and awards granted to employees and nonemployees using a fair value method. Stock-based compensation is recognized as an expense and is measured at the fair value of the award. The measurement date for awards is generally the date of the grant. For stock options, the Black-Scholes option pricing model is used to measure the fair value of the grant. Stock-based compensation costs are recognized as expense over the requisite service period, which is generally the vesting period for awards, on a straight-line basis.

Recent Accounting Pronouncements— Recent accounting standards not included below are not expected to have a material impact on our consolidated financial position and results of operations.

Accounting Pronouncements Adopted in 2018:

On January 1, 2018, the Company adopted new revenue guidance using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after December 31, 2017 are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with historic revenue guidance.

The Company recorded a net increase to opening retained earnings of $5.5 million as of January 1, 2018 due to the cumulative impact of adopting the new revenue guidance, with the impact primarily related to the recognition of costs associated with obtaining customer contracts.  The Company had previously recorded a net increase of $5.8 million to opening retained earnings as of January 1, 2018 to reflect the adoption of the new revenue guidance and an additional $274 thousand adjustment to the initial opening retained earnings adjustment to account for the deferred tax impact of the adoption of the new revenue standard.

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

Recent Accounting Pronouncements Adopted in 2019:

In June 2018, the Financial Accounting Standards Board (“FASB”) issued guidance for stock-based compensation to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance was adopted on January 1, 2019 and did not have a material impact on the consolidated financial statements.

On January 1, 2019, the Company adopted the lease guidance using a modified retrospective transition method applied to those leases which were not completed as of January 1, 2019. Results for reporting periods beginning after December 31, 2018 are presented under the new guidance, while prior period comparative amounts are not adjusted and continue to be reported in accordance with historical guidance.  The Company applied the new standard using the package of practical expedients permitted under the transition guidance where the Company:

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

Recent Accounting Pronouncements to be Adopted in 2020:

In January 2017, the FASB issued guidance simplifying the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. Under current guidance, Step 2 of the goodwill impairment test requires entities to calculate the implied fair value of goodwill in the same manner as the amount of goodwill recognized in a business combination by assigning the fair value of a reporting unit to all of the assets and liabilities of the reporting unit. The carrying value in excess of the implied fair value is recognized as goodwill impairment. Under the new guidance, goodwill impairment is recognized based on Step 1 of the current guidance, which calculates the carrying value in excess of the reporting unit’s fair value. The guidance will be effective for the Company on January 1, 2020. The Company does not believe the adoption of this guidance will have a material impact on the consolidated financial statements.

In June 2016, the FASB issued guidance that introduces a new methodology for accounting for credit losses on financial instruments. The guidance establishes a new forward-looking "expected loss model" that requires entities to estimate current expected credit losses on accounts receivable and financial instruments by using all practical and relevant information. The guidance will be effective for the Company on January 1, 2020. Adoption of the guidance will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. The Company does not believe the adoption of this guidance will have a material impact on the consolidated financial statements.

Recent Accounting Pronouncements to be Adopted in 2021:

In December 2019, the FASB issued guidance simplifying the accounting for incomes taxes by removing the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, the exception to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, and the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The guidance also improves consistent application of and simplifies GAAP for other areas of Topic 740, Income Taxes. This guidance will be effective for the Company on January 1, 2021, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the consolidated financial statements.

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at December 31, 2019 and December 31, 2018 :

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$96,618	$—	$—	$96,618
Commercial paper	—	87,185	—	87,185
Corporate bonds	—	87,138	—	87,138
U.S. Treasury securities	—	631,174	—	631,174
Restricted cash:
Certificates of deposit	—	5,816	—	5,816
Money market funds	—	3,029	—	3,029
Total	$96,618	$814,342	$—	$910,960

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$1,579	$—	$—	$1,579
Commercial paper	—	8,242	—	8,242
Corporate bonds	—	70,728	—	70,728
U.S. Treasury securities	—	413,241	—	413,241
Restricted cash:
Certificates of deposit	—	5,625	—	5,625
Total	$1,579	$497,836	$—	$499,415

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents, and restricted cash (within other long-term assets) on the consolidated balance sheets. At December 31, 2019 and 2018, Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.

As of December 31, 2019, the fair value of the 2022 Notes (Note 7) was $693.2 million.  The fair value was determined based on the quoted price of the 2022 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy.

For certain other financial instruments, including accounts receivable, accounts payable, finance leases and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

Restricted cash is comprised of money market funds and certificates of deposit related to landlord guarantees for leased facilities. These restricted cash balances have been excluded from our cash and cash equivalents balance on our consolidated balance sheets.

Strategic investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the statement of operations. The Company holds $4.4 million of strategic investments without readily determinable fair values at December 31, 2019 and $4.0 million of strategic investments without readily determinable fair values at December 31, 2018. These investments are included in other assets on the consolidated balance sheets. There have been no adjustments to the carrying value of strategic investments resulting from impairments or observable price changes.

The following tables summarize the composition of our short- and long-term investments at December 31, 2019 and 2018:

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$77,214	$—	$—	$77,214
Corporate bonds	86,900	251	(13)	87,138
U.S. Treasury securities	581,066	207	(15)	581,258
Total	$745,180	$458	$(28)	$745,610

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$8,256	$—	$(14)	$8,242
Corporate bonds	70,958	3	(233)	70,728
U.S. Treasury securities	413,323	56	(138)	413,241
Total	$492,537	$59	$(385)	$492,211

For all of our securities for which the amortized cost basis was greater than the fair value at December 31, 2019 and 2018, the Company has concluded that there is no plan to sell the security nor is it more likely than not that the Company would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, the Company considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

Contractual Maturities

The contractual maturities of short-term and long-term investments held as follows:

	December 31, 2019		December 31, 2018
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
	( in thousands)
Due within one year	$691,556	$691,834	$481,071	$480,761
Due after 1 year and within 2 years	53,624	53,776	11,466	11,450
Total	$745,180	$745,610	$492,537	$492,211

4. Property and Equipment

Property and equipment consists of the following:

	December 31.
	2019	2018
	(in thousands)
Computer equipment & purchased software	$13,028	$10,714
Employee computer equipment	13,829	8,972
Furniture and fixtures	14,319	13,019
Leasehold improvements	56,618	42,894
Equipment under finance lease	3,450	3,450
Internal-use software	7,770	5,363
Construction in progress	23,714	2,498
Total property and equipment	132,728	86,910
Less accumulated depreciation	(49,079)	(34,442)
Property and equipment, net	$83,649	$52,468

Depreciation and amortization expense was $15.0 million in 2019, $12.9 million in 2018, and $9.4 million in 2017.

Accumulated depreciation for equipment under finance lease was $3.4 million as of December 31, 2019 and $3.1 million as of December 31, 2018.

The Company capitalized asset retirement costs of $3.3 million at December 31, 2019 and $1.3 million at December 31, 2018 within leasehold improvements and the related liability is within other long-term liabilities on the consolidated balance sheet. These costs represent future lease restoration obligations as required by Company’s leases.

5. Business Acquisitions

On October 31, 2019, the Company acquired 100% of the equity interests of PieSync, a Belgian-based technology company that operates an integration platform as a service (“iPaaS”) solution which continuously syncs customer data bi-directionally across various software applications. PieSync is one of the only iPaaS technologies that provides both a current and historical two-way sync of customer data that operates in the background, which will offer customers a more efficient way of managing multiple applications. The total cash purchase price for the acquisition was $23.3 million, net of cash acquired, which includes a working capital settlement of $0.3 million. Other liabilities assumed includes $333 thousand of debt, which the Company repaid in 2019. There was approximately $2.7 million of potential consideration that was not included in the purchase price allocation as it is not associated with pre-combination services. This potential additional payment is contingent upon post-acquisition employment and will be recognized as compensation expense in the consolidated statement of operations over a period of 2 years.  The transaction costs associated with the acquisition were approximately $527 thousand and were recorded in general and administrative expense.

The following table summarizes the fair value of assets acquired and liabilities assumed as of the date of acquisition:

Fair value
(in thousands)
Cash	$646
Accounts receivable	133
Other current and noncurrent assets	218
Acquired developed technology	9,800
Other intangible assets	70
Goodwill	15,219
Accounts payable, accrued expenses, and other liabilities	(731)
Deferred revenue	(210)
Deferred tax liability	(1,324)
Total purchase price	$23,821

The excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets and liabilities acquired was recorded as goodwill. The Company will derive significant value from this acquisition through synergies such as cross selling opportunities and a stronger platform that offers a suite of products not directly matched by competitors. The goodwill recognized is not deductible for U.S. or foreign income tax purposes.

The Company applied variations of the income approach to estimate the fair values of the intangible assets acquired. The primary intangible asset acquired in the business combination was developed technology and the fair value of the developed technology of $9.8 million was determined based on the estimated present value of expected after-tax cash flows attributable to the technology using an excess earnings method. The Company applied significant estimates and assumptions with respect to forecasted revenue growth rates, the revenue attributable to the acquired intangible asset over its estimated economic life and the discount rate. The fair values assigned to the other tangible and identifiable intangible assets acquired and liabilities assumed as part of the business combination were based on management’s estimates and assumptions

The Company began amortizing the acquired technology on the date of acquisition. The acquired technology is being amortized over seven years using a method reflective of the expected economic benefit consumption over the expected useful life of the asset. The weighted average amortization period for the acquired technology is approximately 4.3 years. The amortization expense is recorded to cost of subscription revenue in the consolidated statements of operations.

The Company has included the operating results of PieSync, which are not material, in its consolidated financial statements since the date of the acquisition. The acquisition did not have a material effect on the revenue or earnings in the consolidated income statement for the reporting periods presented. The pro forma results of the Company as if the acquisition had taken place on the first day of 2018 were not materially different from the amounts reflected in the accompanying consolidated financial statements.

In 2017, the Company acquired 100% of the equity interests of Motion AI, Inc., a Delaware technology corporation that allows users to scale one-to-one communications.  The acquisition strengthened the Company’s position in the one-to-one communication space. Under the terms of the purchase agreement, the Company paid $9.0 million. The excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets and liabilities acquired was recorded as goodwill and is primarily attributable to expanded market opportunities. The goodwill recognized was not deductible for U.S. income tax purposes.

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

The allocation of the purchase price to the estimated fair value of acquired assets and assumed liabilities was $32 thousand of tangible assets, $6.0 million of acquired technology, and $5.2 million of goodwill. As part of the purchase price allocation, the Company recorded a deferred tax benefit of $2.2 million from a partial release of its deferred tax asset valuation allowance.  The net deferred tax liability from this acquisition provided a source of additional income to support the realizability of the Company’s pre-existing deferred tax assets and as a result, the Company released a portion of its valuation allowance. Lastly, there was approximately $4.0 million of potential consideration that was not included in the purchase price allocation as it is not associated with pre-combination services.

6. Intangible Assets and Goodwill

Intangible assets acquired through business combinations

Intangible assets as of December 31, 2019 and 2018 consist of the following:

	Weighted Average Remaining Useful Life	December 31,
		2019	2018
		(in thousands)
Acquired technology	44 Months	$17,297	$7,252
Other intangible assets	22 Months	70	-
Accumulated amortization		(5,615)	(2,333)
Total		$11,752	$4,919

Other intangible assets include trade name and customer relationship.

The estimated useful life of acquired technology is two to seven years. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Amortization expense related to intangible assets was $3.2 million in 2019, $1.4 million in 2018, and $103 thousand in 2017. Amortization expense of acquired technology is included in cost of subscription revenue in the consolidated statements of operations.

Estimated future amortization expense for intangible assets as of December 31, 2019 is as follows:

Years ended December 31,	Amortization Expense
(in thousands)
2020	$2,414
2021	927
2022	1,286
2023	1,686
2024	1,966
Thereafter	3,473
Total	$11,752

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired and is generally not deductible for tax purposes. Goodwill amounts are not amortized, but rather tested for impairment annually.

There was no change in the carrying amount of goodwill in 2018. The changes in the carrying amounts of goodwill in 2019, consist of the following:

(in thousands)
Balance as of December 31, 2018	$14,950
PieSync acquisition	15,219
Effect of foreign currency translation	81
Balance as of December 31, 2019	$30,250

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

Each $1,000 principal amount of the 2022 Notes will initially be convertible into 10.5519 shares of the Company’s common stock (the “Conversion Option”), which is equivalent to an initial conversion price of approximately $94.77 per share, subject to adjustment upon the occurrence of specified events. The 2022 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding February 1, 2022, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2017, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. At December 31, 2019 and 2018 the Company has reserved approximately 4.2 million shares of common stock for issuance upon conversion of the 2022 Notes. On or after February 1, 2022 until the close of business on the second scheduled trading day immediately preceding the Maturity Date, holders may convert their 2022 Notes at any time, regardless of the foregoing circumstances.  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.  If the Company undergoes a fundamental change prior to the maturity date, holders of the notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended December 31, 2019 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending March 31, 2020. As of December 31, 2019, the Company settled approximately $8 thousand of the principal balance of the 2022 Notes in cash.

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

The net carrying amount of the liability component of the 2022 Notes is as follows:

	As of December 31, 2019	As of December 31, 2018
	(in thousands)
Principal	$399,992	$400,000
Unamortized debt discount	(55,299)	(75,575)
Unamortized issuance costs	(4,129)	(5,643)
Net carrying amount	$340,564	$318,782

The net carrying amount of the equity component of the 2022 Notes is as follows:

	As of December 31, 2019	As of December 31, 2018
	(in thousands)
Debt discount for conversion option	$106,006	106,006
Issuance costs	(2,854)	(2,854)
Net carrying amount	$103,152	$103,152

Interest expense related to the 2022 Notes is as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Contractual interest expense	$1,000	$1,000	$639
Amortization of debt discount	20,277	18,923	11,507
Amortization of issuance costs	1,513	1,412	859
Total interest expense	$22,790	$21,335	$13,005

In connection with the offering of the 2022 Notes, the Company entered into convertible note hedge transactions (the “Convertible Note Hedges”) with certain counterparties in which the Company has the option to purchase (subject to adjustment for certain specified events) a total of approximately 4.2 million shares of the Company’s common stock at a price of approximately $94.77 per share.  The Convertible Note Hedges will be settled in cash or shares, or any combination thereof, in accordance with the settlement method of the 2022 Notes in excess of the par amount, and are expected to settle upon conversion of the 2022 Notes.  The total cost of the Convertible Note Hedges was $78.9 million.  In addition, the Company sold warrants to certain bank counterparties whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 4.2 million shares of the Company’s common stock at a price of $115.80 per share.  The amount by which the settlement price exceeds the strike price may be settled in shares or cash at the Company’s election.  The warrants are expected to settle three business days from each trading day commencing on September 1, 2022 and ending on the 79th trading day thereafter.  The Company received $58.9 million in cash proceeds, net of issuance costs of $200 thousand, from the sale of these warrants.  Taken together, the purchase of the Convertible Note Hedges and the sale of warrants are intended to offset any actual dilution from the conversion of these notes and to effectively increase the overall conversion price from $94.77 to $115.83 per share. As these transactions meet certain accounting criteria, the Convertible Note Hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $20 million incurred in connection with the Convertible Note Hedges and warrant transactions was recorded as a reduction to additional paid-in capital on the consolidated balance sheet.

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

8. Segment Information and Geographic Data

As more fully described in the Company’s Summary of Significant Accounting Policies, the Company operates in one operating segment. Revenue and long-lived assets by geographic region, based on physical location of the operations recording the sale or the assets are as follows:

Revenues by geographical region:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Americas	$456,568	$361,136	$283,696
Europe	168,452	117,670	70,895
Asia Pacific	49,840	34,174	21,021
Total	$674,860	$512,980	$375,612
Percentage of revenues generated outside of the Americas	32%	30%	24%

Revenue derived from customers outside the United States (international) was approximately 40% of total revenue in 2019, 37% of total revenue in 2018 and 33% of total revenue in 2017.

Total long-lived assets by geographical region:

	As of December 31, 2019	As of December 31, 2018
	(In thousands)
Americas	$175,821	$35,186
Europe	127,395	13,913
Asia Pacific	14,823	3,369
Total long lived assets	$318,039	$52,468
Percentage of long lived assets held outside of the Americas	45%	33%

9. Commitments and Contingencies

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through May 2031. Rent expense for non-cancellable operating leases with free rental periods or scheduled rent increases is recognized on a straight-line basis over the terms of the leases. Improvement reimbursements from landlords of $16.0 million are being amortized on a straight-line basis into rent expense over the terms of the corresponding leases. Certain leases contain optional termination dates. The table below only includes payments up to the optional termination date. If the Company were to extended leases beyond the optional termination date the future commitments would increase by approximately $83.0 million.

Rent expense was $32.9 million in 2019, $23.1 million in 2018, and $18.9 million in 2017.

Future minimum payments under all operating and finance lease agreements as of December 31, 2019, are as follows:

	Operating	Finance
	(in thousands)
2020	$42,466	$28
2021	48,935	—
2022	48,286	—
2023	47,893	—
2024	46,581	—
Thereafter	178,558	—
Total	$412,719	28
Less: Portion representing interest		—
Finance lease obligation		$28

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, the future minimum payments under all operating and capital lease agreements as of December 31, 2018 are as follows:

	Operating	Capital
	(in thousands)
2019	$27,755	$298
2020	33,769	33
2021	35,414	—
2022	35,314	—
2023	35,686	—
Thereafter	184,341	—
Total	$352,279	331
Less: Portion representing interest		(20)
Finance lease obligation		$311

The Company has entered into certain non-cancelable arrangements (“Vendor Commitments”), which require the future purchase of goods or services.

Future minimum payments under all Vendor Commitments as of December 31, 2019, are as follows:

	Product related obligations	INBOUND event obligations
	(in thousands)
2020	$18,750	$653
2021	12,500	653
2022	—	316
2023	—	653
2024	—	—
Total	$31,250	$2,275

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

10. Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ equity, for the years ended December 31, 2019 and 2018:

	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Investments	Total
	(in thousands)
Beginning balance at January 1, 2018	$379	$(436)	$(57)
Other comprehensive (loss) income before reclassifications	(776)	110	(666)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Ending balance at December 31, 2018	$(397)	$(326)	$(723)
Other comprehensive (loss) income before reclassifications	(213)	600	387
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Ending balance at December 31, 2019	$(610)	$274	$(336)

11. Stockholders’ Equity and Stock-Based Compensation

Common Stock Reserved — As of December 31, 2019 and 2018, the Company has authorized 500 million shares of common stock. The number of shares of common stock reserved for the vesting of RSUs and exercise of common stock options are as follows (in thousands):

	December 31, 2019	December 31, 2018
RSUs	1,529	1,983
Common stock options	1,494	1,840
	3,023	3,823

For shares reserved for issuance for the Conversion Option of the 2022 Notes and common stock warrants see Note 7.

Equity Incentive Plan —The Company’s 2007 Equity Incentive Plan (the “2007 Plan”) was terminated in connection with the IPO, and accordingly, no shares are available for issuance under the 2007 Plan. The 2007 Plan will continue to govern outstanding awards granted thereunder, the 2007 Plan provided for the grant of qualified incentive stock options and nonqualified stock options or other awards such as RSUs to the Company’s employees, officers, directors and outside consultants. The term of each option is fixed by the Company’s compensation committee and may not exceed 10 years from the date of grant. As of December 31, 2019, 1.0 million options to purchase common stock and no RSUs remained outstanding under the 2007 Plan.

On September 25, 2014, the Company’s board of directors adopted and the Company’s stockholders approved the 2014 Stock Option and Incentive Plan (the “2014 Plan”). The 2014 Plan became effective upon the closing of the Company’s IPO in the fourth quarter of 2014. The Company initially reserved 1,973,551 shares of its common stock, or the Initial Limit, for the issuance of awards under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each January 1, beginning on January 1, 2015, by 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. The term of each option is fixed by the Company’s compensation committee and may not exceed 10 years from the date of grant. As of December 31, 2019, 526 thousand options to purchase common stock and 1.5 million RSUs remained outstanding under the 2014 Plan.

Equity Compensation Expense —The Company’s equity compensation expense is comprised of awards of options to purchase common stock, RSUs, and stock issued under the Company’s ESPP.

The following two tables show stock compensation expense by award type and where the stock compensation expense is recorded in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2019	2018	2017
	( in thousands)
Options	$5,078	$5,108	$4,948
ESPP	4,866	2,833	1,233
RSUs	87,810	68,320	41,136
Total stock-based compensation	$97,754	$76,261	$47,317

	2019	2018	2017
	(in thousands)
Cost of revenue, subscription	$3,127	$1,476	$658
Cost of revenue, service	2,829	2,924	2,327
Research and development	33,748	23,328	12,816
Sales and marketing	36,599	31,099	19,016
General and administrative	21,451	17,434	12,500
Total stock-based compensation	$97,754	$76,261	$47,317

Excluded from stock-based compensation expense is $2.4 million of capitalized software development costs in 2019, $2.4 million in 2018, and $1.6 million in 2017.

Stock Options —The fair value of employee options is estimated on the date of each grant using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
	2019	2018	2017
Risk-free interest rate (%)	1.95-2.55	2.62-2.85	1.74-2.09
Expected term (years)	5.50-6.02	5.06-6.42	5.18-6.21
Volatility (%)	39.46-41.41	41.34-43.55	39.4-43.7
Expected dividends	—	—	—

The weighted-average grant-date fair value of options granted was $69.44 per share in 2019, $51.48 per share in 2018, and $24.56 per share in 2017.

The interest rate was based on the U.S. Treasury bond rate at the date of grant with a maturity approximately equal to the expected term. The expected term of options granted to employees was calculated using the simplified method, which represents the average of the contractual term of the option and the weighted-average vesting period of the option. The expected volatility for the Company’s common stock was based on an average of the historical volatility of a peer group of similar public companies. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. Forfeitures of share-based awards prior to vesting results in a reversal of previously recorded stock-compensation expense associated with such forfeited awards. The fair value of the Company’s common stock is the closing price of the stock on the date of grant.

The stock option activity for the year ended December 31, 2019 is as follows:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding—January 1, 2019	1,840	$23.89	4.6	$187,342
Granted	106	160.15
Exercised	(416)	20.95
Forfeited/expired	(36)	77.31
Outstanding—December 31, 2019	1,494	33.09	4.0	$187,398
Options vested or expected to vest—December 31, 2019	1,494	$33.09	4.0	$187,398
Options exercisable—December 31, 2019	1,294	$19.63	3.3	$179,688

Total unrecognized compensation cost related to the nonvested options was $8.6 million at December 31, 2019. That cost is expected to be recognized over a weighted-average period of 2.5 years as of December 31, 2019.

Restricted Stock Units —RSUs vest upon achievement of a service condition. The service condition is a time-based condition met over a period of four years, with 25% met after one year, and then in equal monthly or quarterly installments over the succeeding three years, or over a period of four years, with equal quarterly installments over those four years. As soon as practicable following each vesting date, the Company will issue to the holder of the RSUs the number of shares of common stock equal to the aggregate number of RSUs that have vested. Notwithstanding the foregoing, the Company may, in its sole discretion, in lieu of issuing shares of common stock to the holder of the RSUs, pay the holder an amount in cash equal to the fair market value of such shares of common stock. The service condition is a time-based condition met over a period of four years, with 25% met after one year, and then in equal monthly or quarterly installments over the succeeding three years, or over a period of four years, with equal quarterly installments over those four years. The total stock-based compensation expense expected to be recorded over the remaining life of outstanding RSUs is approximately $163.2 million at December 31, 2019. That cost is expected to be recognized over a weighted-average period of 2.6 years. As of December 31, 2019, there are 1.5 million RSUs expected to vest with an aggregate intrinsic value of $242.3 million. The total fair value of RSUs vested was approximately $85.2 in 2019, $65.0 million in 2018, and $48.6 million in 2017.

The following table summarizes the activity related to RSUs for the year ended December 31, 2019:

	RSUs Outstanding
	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Unvested and outstanding at January 1, 2019	1,983	$83.67
Granted	772	158.86
Vested	(1,011)	84.34
Canceled	(215)	95.64
Unvested and outstanding at December 31, 2019	1,529	$119.46

Employee Stock Purchase Plan (“ESPP”)— The ESPP authorizes the issuance of up to a total of 1,785,021 shares of common stock to participating employees and allows eligible employees to purchase shares of common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals. The offering periods for the ESPP commence on June 1 and November 1 of each year.

The following table summarizes the activity related to ESPP:

	Shares Issued (in thousands)	Weighted- Average Purchase Price	Total Cash Proceeds (in thousands)
2019	116	$123.69	$14,383
2018	148	$80.21	$11,863
2017	94	$38.83	$3,635

12. Income Taxes

Loss before provision for income taxes was as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
United States	$(63,200)	$(69,769)	$(54,894)
Foreign	12,427	7,809	4,855
Total	$(50,773)	$(61,960)	$(50,039)

The (provision) benefit for income taxes consists of the following:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Current income tax provision
Federal	$(238)	$(184)	$—
State	(241)	(140)	(144)
Foreign	(3,293)	(1,508)	(1,077)
Total current income tax provision	(3,772)	(1,832)	(1,221)
Deferred income tax benefit
Federal	160	21	10,435
State	—	—	977
Foreign	639	(57)	134
Total deferred income tax benefit (expense)	799	(36)	11,546
Total income tax benefit (provision)	$(2,973)	$(1,868)	$10,325

The following reconciles the differences between income taxes computed at the federal statutory rate of 21% for 2019 and 2018 and 35% for 2017 and the provision for income taxes:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Expected income tax benefit at the federal statutory rate	$10,665	$12,955	$17,166
State taxes net of federal benefit	3,700	5,155	5,150
Stock-based compensation	16,055	17,575	10,939
Executive compensation limitation	(7,244)	—	—
Difference in foreign tax rates	693	435	988
U.S. tax credits	24,170	1,763	1,717
Convertible debt and acquisition	—	—	11,573
Federal rate change	—	—	(49,123)
Transition tax	—	—	(1,063)
GILTI inclusion	(1,645)	(1,177)	—
Meals and entertainment	(1,208)	(1,411)	(745)
Change in valuation allowance	(47,523)	(37,059)	13,988
Other	(636)	(104)	(265)
Income tax benefit (provision)	$(2,973)	$(1,868)	$10,325

On December 22, 2017, the United States of America signed tax legislation (the “2017 Act”) which enacted a wide range of changes to the U.S. corporate income tax system. The 2017 Act reduced the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, broadened the tax base and changes rules for expensing and capitalizing business expenditures, established a territorial tax system for foreign earnings as well as a minimum tax on certain foreign earnings, provided for a one-time transition tax on previously undistributed foreign earnings, and introduced new rules for the treatment of certain export sales. The Company recorded provisional estimates for the impact of the 2017 Act during the period ended December 31, 2017 and completed the accounting in 2018 without any significant adjustments to the provisional estimates.

Deferred Tax Assets and Liabilities —Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$142,512	$118,897
Research and investment credits	35,285	11,154
Accruals and reserves	9,239	7,734
Depreciation	1,756	1,119
Stock-based compensation	5,451	5,404
Interest expense	3,197	2,466
Total deferred tax assets	197,440	146,774
Deferred tax liabilities:
Intangible assets	(2,678)	(1,002)
Convertible debt	(3,550)	(4,675)
Capitalized costs	(11,351)	(8,002)
Depreciation	(138)	—
Total deferred tax liabilities	(17,717)	(13,679)
Valuation allowance	(180,092)	(132,759)
Net deferred tax assets	$(369)	$336

The Company reviews all available evidence to evaluate the realizability of its deferred tax assets, including its recent history of accumulated losses over the most recent three years as well as its ability to generate income in future periods. The Company has provided a valuation allowance against its U.S. net deferred tax assets as it is more likely than not that these assets will not be realized given the nature of the assets and the likelihood of future utilization.

The valuation allowance increased by $47.3 million in 2019, $36.1 million in 2018 and $5.5 million in 2017, primarily due to the increase in the U.S. net operating loss deferred tax asset. The Company does not expect any significant changes in its valuation allowance positions within the next 12 months.

Prior to the 2017 Act, the Company had asserted that the earnings of its foreign subsidiaries were indefinitely reinvested in the operations of those subsidiaries. In 2018, the Company completed its accounting for the impact of the 2017 Act and determined that it would no longer assert indefinite reinvestment of its foreign earnings. Earnings through December 31, 2017 have been subject to U.S. federal income tax via the one-time transition tax on previously undistributed foreign earnings. The foreign earnings for the years ended December 31, 2019 and 2018 have been subject to U.S. federal income tax via the Global Intangible Low-Taxed Income (“GILTI”) provision. The Company has determined that any incremental tax incurred upon ultimate distribution of these earnings to the U.S. would not be material.

The Company had federal and state net operating loss carryforwards of $947 million at December 31, 2019 and $781 million at December 31, 2018. The Company also had international net operating loss carryforwards of $6 million at December 31, 2019. As a result of the 2017 Act all federal net operating losses, created after January 1, 2018, have an indefinite carryforward period. All federal net operating losses, created before January 1, 2018, are subject to a 20 year carryforward period and will expire at various dates through 2037. State net operating losses will expire at various dates through 2039. The Company has a federal interest expense carryforward of $13.0 million at December 31, 2019, and $10.0 million at December 31, 2018, which have an indefinite carryforward period.

The Company had federal research and development credit carryforwards of $23.0 million at December 31, 2019 that expire at various dates through 2039. The Company also has state research and investment tax credit carryforwards of $12.2 million, that expire at various dates through 2034.

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in the Company's ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of net operating loss carryforwards before they expire. The Company performed an analysis through December 31, 2018 and determined any potential ownership change under Section 382 during the year would not have a material impact on the future utilization of US net operating losses and tax credits. There was no material change to this conclusion in 2019. However, future transactions in the Company's common stock could trigger an ownership change for purposes of Section 382, which could limit the amount of net operating loss carryforwards and other attributes that could be utilized annually in the future to offset taxable income, if any. Any such limitation, whether as the result of sales of common stock by our existing stockholders or sales of common stock by the Company, could have a material adverse effect on results of operations in future years.

Uncertain Tax Positions —The Company accounts for uncertainty in income taxes using a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination by a tax authority, including resolutions of any related appeals or litigation processes, based on technical merit. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The following summarizes activity related to unrecognized tax benefits:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Unrecognized benefit—beginning of the year	$3,925	$2,725	$1,742
Gross increases—current period positions	2,387	1,200	983
Gross decrease—prior period positions	(867)	—	—
Unrecognized benefit—end of period	$5,445	$3,925	$2,725

All of the gross unrecognized tax benefits represent a reduction to the research and development tax credit carryforward. The gross decrease to prior period positions is a result of the Company completing its documentation of credits generated between 2015 and 2018.

All of the unrecognized tax benefits decrease deferred tax assets with a corresponding decrease to the valuation allowance. None of the unrecognized tax benefits would affect the Company’s effective tax rate if recognized in the future.

The Company has elected to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. No interest or penalties have been recorded through December 31, 2019 because the Company has no tax due because of significant NOL carryforwards.

The Company does not expect any significant change in its unrecognized tax benefits within the next 12 months.

The Company files tax returns in the United States and various jurisdictions throughout the world where the Company has operations or established a taxable presence. All of the Company’s tax years remain open to examination in the United States, as carryforward attributes generated in past years may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in future periods.  The Company remains open to examination for varying periods in the other foreign jurisdictions and is routinely examined by various taxing authorities.

13. Employee Benefit Plan

The Company maintains a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers certain employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Total employer contributions were $4.8 million in 2019, $4.0 million in 2018, and $2.9 million in 2017.

14. Quarterly Financial Results (unaudited)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share amounts)
Year ended December 31, 2019
Revenue	$186,186	$173,621	$163,255	$151,798
Cost of revenue	35,975	33,263	31,142	29,578
Gross profit	150,211	140,358	132,113	122,220
Net loss	(10,302)	(14,987)	(17,357)	(11,100)
Basic and diluted net loss per share	$(0.24)	$(0.35)	$(0.41)	$(0.27)
Year ended December 31, 2018
Revenue	$144,022	$131,826	$122,576	$114,556
Cost of revenue	27,364	25,765	24,851	22,377
Gross profit	116,658	106,061	97,725	92,179
Net loss	(11,492)	(18,663)	(18,225)	(15,448)
Basic and diluted net loss per share	$(0.29)	$(0.48)	$(0.48)	$(0.41)

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2019 , our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019  has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included under Item 8 of this annual report on Form 10-K

(c)	Inherent Limitations of Internal Controls

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

(d)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The complete response to this Item regarding the backgrounds of our executive officers and directors and other information required by Items 401, 405 and 407 of Regulation S-K will be contained in our definitive proxy statement for our 2020 Annual Meeting of Stockholders.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that is applicable to all of our employees, officers and directors including our chief executive officer and senior financial officers, which is available on our website under “Investor Relations—Leadership & Governance.”

ITEM 11.	Executive Compensation

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2020 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2020 Annual Meeting of Stockholders.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2020 Annual Meeting of Stockholders.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2020 Annual Meeting of Stockholders.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules
(a)	Documents Filed as Part of this Annual Report on Form 10-K
1.	Financial Statements (included in Item 8 of this Annual Report on Form 10-K):
•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2019 and 2018
•	Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017
•	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2019, 2018 and 2017
•	Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017
•	Notes to Consolidated Financial Statements
2.	Financial Statement Schedules

Financial statements schedules are omitted as they are either not required or the information is otherwise included in the consolidated financial statements.

3.	The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit List on the following page and are incorporated herein.

ITEM 16.	10-K Summary

Not applicable.

EXHIBIT LIST

Exhibit
number	Description of exhibit
3.1(1)	Seventh Amended and Restated Certificate of Incorporation (as amended and currently in effect)

3.2(2)	Amended and Restated Bylaws (as currently in effect)

4.1(3)	Form of Common Stock Certificate

4.2(4)	Fourth Amended and Restated Investors’ Rights Agreement between the Registrant and the investors named therein dated October 25, 2012

4.3(5)	Indenture, dated as of May 10, 2017, between HubSpot, Inc., and Wilmington Trust, National Association, as trustee

4.4(5)	Form of 0.25% Convertible Senior Notes due 2022 (included in Exhibit 4.3)
4.5**	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended

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

Lease, dated February 22, 2016, among HubSpot Ireland Limited, HubSpot, Inc. and Hibermia REIT PLC and Agreement for Lease, dated November 6, 2015, among HubSpot Ireland Limited, HubSpot, Inc. and Hibermia REIT PLC

10.3**

Lease dated April 23, 2015 between Two Canal Park Massachusetts LLC (formerly BCSP Cambridge Two Property LLC) and HubSpot, Inc.; First Amendment to Lease dated August 10, 2016; Second Amendment to Lease dated March 12, 2018; Third Amendment to Lease dated December 2, 2019; Fourth Amendment to Lease dated January 6, 2020.

10.4**

Lease dated October 7, 2016 between One Canal Park Massachusetts LLC and HubSpot, Inc.; First Amendment to Lease dated February 14, 2017; Second Amendment to Lease dated March 12, 2018.; Third Amendment to Lease dated May 2, 2018; Fourth Amendment to Lease dated April 19, 2019.

10.5**

Lease of 1 – 6 Sir John Rogerson's Quay, Windmill Quarter, Dublin 2, dated August 1, 2019, between Hibernia REIT Public Limited Company, as Landlord, HubSpot Ireland Limited, as Tenant, SOBO Management Company Limited by Guarantee, as Management Company, and HubSpot, Inc., as Guarantor

10.6(8)#	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors

10.7(9)#	2007 Equity Incentive Plan and forms of restricted stock agreement and option agreements thereunder

10.8 (10)#	2014 Stock Option and Grant Plan and forms of restricted stock and option agreements thereunder

10.9(11)#	2014 Employee Stock Purchase Plan

10.10(12)#	Senior Executive Cash Incentive Bonus Plan

10.11(13)	Form of Call Option Transaction Confirmation

10.12(14)	Form of Warrant Confirmation

10.13**#	Non-Employee Director Compensation Policy (as amended and currently in effect)

21.1**	List of Subsidiaries

23.1**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1**	Power of Attorney (included on signature page)

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**Ÿ	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Indicates a management contract or compensatory plan.
**	Filed herewith.
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

(1)	Incorporated by reference to Exhibit 3.1 to HubSpot, Inc.’s Annual Report on Form 10-K filed on February 24, 2016.
(2)	Incorporated by reference to Exhibit 3.1 to HubSpot, Inc.’s Current Report on Form 8-K filed on April 25, 2018.
(3)	Incorporated by reference to Exhibit 4.1 to HubSpot, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-198333) filed on September 26, 2014.
(4)	Incorporated by reference to Exhibit 4.2 to HubSpot, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-198333) filed on August 25, 2014.
(5)	Incorporated by reference to Exhibit 4.1 to HubSpot, Inc.’s Form 8-K filed on May 10, 2017.
(6)	Incorporated by reference to Exhibit 10.1 to HubSpot, Inc.’s Annual Report on Form 10-K filed on February 12, 2019.
(7)	Incorporated by reference to Exhibit 10.1 to HubSpot, Inc.’s Quarterly Report on Form 10-Q filed May 4, 2016.
(8)	Incorporated by reference to Exhibit 10.4 to HubSpot, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-198333) filed on August 25, 2014.
(9)	Incorporated by reference to Exhibit 10.5 to HubSpot, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-198333) filed on August 25, 2014.
(10)	Incorporated by reference to Exhibit 10.8 to HubSpot’s Annual Report on Form 10-K filed on February 12, 2019.
(11)	Incorporated by reference to Exhibit 10.8 to HubSpot, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-198333) filed on October 6, 2014.
(12)	Incorporated by reference to Exhibit 10.10 to HubSpot, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-198333) filed on September 26, 2014.
(13)	Incorporated by reference to Exhibit 10.1 to HubSpot, Inc.’s Form 8-K filed on May 10, 2017.
(14)	Incorporated by reference to Exhibit 10.2 to HubSpot, Inc.’s Form 8-K filed on May 10, 2017.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Cambridge, Commonwealth of Massachusetts, on the 12th day of February 2020 .

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

Signature	Title	Date

/s/ Brian Halligan	Chief Executive Officer and Chairman	February 12, 2020
Brian Halligan	(Principal Executive Officer)

/s/ Kate Bueker	Chief Financial Officer	February 12, 2020
Kate Bueker	(Principal Financial and Accounting Officer)

/s/ Dharmesh Shah	Director and Chief Technology Officer	February 12, 2020
Dharmesh Shah

/s/ Ron Gill	Director	February 12, 2020
Ron Gill

/s/ Julie Herendeen	Director	February 12, 2020
Julie Herendeen

/s/ Lorrie Norrington	Director	February 12, 2020
Lorrie Norrington

/s/ Avanish Sahai	Director	February 12, 2020
Avanish Sahai

/s/ Michael Simon	Director	February 12, 2020
Michael Simon

/s/ Jay Simons	Director	February 12, 2020
Jay Simons

/s/ Jill Ward	Director	February 12, 2020
Jill Ward