Form 10-Q
period 2020-03-31
HUBSPOT INC
filed 2020-05-06
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                       TO

COMMISSION FILE NUMBER 001-36680

HubSpot, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2632791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 First Street

       Cambridge, Massachusetts02141

              (Address of principal executive offices)            (Zip Code)

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

There were 43,627,128 shares of the registrant’s Common Stock issued and outstanding as of May 1, 2020.

HUBSPOT, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and these statements involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements.  Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our future financial performance, including our expectations regarding our revenue, cost of revenue, gross margin and operating expenses;
•	maintaining and expanding our customer base and increasing our average subscription revenue per customer;
•	the impact of competition in our industry and innovation by our competitors;
•	our anticipated growth and expectations regarding our ability to manage our future growth;
•	our expectations regarding the potential impact of the COVID-19 pandemic on our business, operations, and the markets in which we and our partners and customers operate;
•

our anticipated areas of investments, including sales and marketing, research and development, customer service and support, data center infrastructure and service capabilities, and expectations relating to such investments;

•	our anticipated use of cash flow from operations and the proceeds from our convertible debt and stock offerings to fund certain growth strategies and to support our business;
•	our predictions about industry and market trends;
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

PART I — Financial Information

Item 1.	Financial Statements

HubSpot, Inc.

Unaudited Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$229,133	$269,670
Short-term investments	739,428	691,834
Accounts receivable — net of allowance for doubtful accounts of $2,786 and $1,584 at March 31, 2020 and December 31, 2019, respectively	81,055	92,517
Deferred commission expense	33,214	32,078
Prepaid expenses and other current assets	29,923	23,625
Total current assets	1,112,753	1,109,724
Long-term investments	66,184	53,776
Property and equipment, net	85,653	83,649
Capitalized software development costs, net	18,826	16,793
Right-of-use assets	230,565	234,390
Deferred commission expense, net of current portion	18,792	19,110
Other assets	12,883	9,824
Intangible assets, net	10,898	11,752
Goodwill	29,956	30,250
Total assets	$1,586,510	$1,569,268
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,671	$12,842
Accrued compensation costs	23,809	26,318
Accrued expenses and other current liabilities	29,450	28,686
Operating lease liabilities	24,542	23,613
Deferred revenue	238,913	231,030
Total current liabilities	327,385	322,489
Operating lease liabilities, net of current portion	239,655	244,216
Deferred revenue, net of current portion	3,334	3,058
Other long-term liabilities	8,898	8,983
Convertible senior notes	346,265	340,564
Total liabilities	925,537	919,310
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	44	44
Additional paid-in capital	1,077,605	1,048,380
Accumulated other comprehensive loss	(830)	(336)
Accumulated deficit	(415,846)	(398,130)
Total stockholders’ equity	660,973	649,958
Total liabilities and stockholders’ equity	$1,586,510	$1,569,268

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	For the Three Months Ended March 31,
	2020	2019
Revenues:
Subscription	$191,229	$144,226
Professional services and other	7,739	7,572
Total revenue	198,968	151,798
Cost of revenues:
Subscription	29,734	21,301
Professional services and other	8,551	8,277
Total cost of revenues	38,285	29,578
Gross profit	160,683	122,220
Operating expenses:
Research and development	46,202	35,177
Sales and marketing	102,328	74,905
General and administrative	26,255	21,174
Total operating expenses	174,785	131,256
Loss from operations	(14,102)	(9,036)
Other expense:
Interest income	4,057	4,174
Interest expense	(5,953)	(5,513)
Other expense	(1,052)	(12)
Total other expense	(2,948)	(1,351)
Loss before income tax expense	(17,050)	(10,387)
Income tax expense	(666)	(713)
Net loss	$(17,716)	$(11,100)
Net loss per share, basic and diluted	$(0.41)	$(0.27)
Weighted average common shares used in computing basic and diluted net loss per share:	43,275	40,568

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months Ended March 31,
	2020	2019
Net loss	$(17,716)	$(11,100)
Other comprehensive loss:
Foreign currency translation adjustment	(1,077)	(304)
Changes in unrealized gain on investments, net of income taxes of $0 for the three months ended March 31, 2020 and $113 thousand for the three months ended March 31, 2019	583	426
Comprehensive loss	$(18,210)	$(10,978)

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended March 31,
	2020	2019
Operating Activities:
Net loss	$(17,716)	$(11,100)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities
Depreciation and amortization	8,711	6,973
Stock-based compensation	27,463	21,205
Benefit for deferred income taxes	(257)	(28)
Amortization of debt discount and issuance costs	5,703	5,260
Accretion of bond discount	(2,154)	(2,751)
Unrealized currency translation	781	(281)
Changes in assets and liabilities
Accounts receivable	9,780	7,758
Prepaid expenses and other assets	(15,107)	886
Deferred commission expense	(1,523)	(3,334)
Right-of-use assets	5,723	5,505
Accounts payable	1,495	4,911
Accrued expenses and other liabilities	(5,439)	(2,071)
Operating lease liabilities	(5,281)	(4,110)
Deferred revenue	10,832	8,893
Net cash and cash equivalents provided by operating activities	23,011	37,716
Investing Activities:
Purchases of investments	(439,889)	(386,501)
Maturities of investments	382,875	183,460
Purchases of property and equipment	(11,098)	(4,265)
Capitalization of software development costs	(4,769)	(2,821)
Net cash and cash equivalents used in investing activities	(72,881)	(210,127)
Financing Activities:
Proceeds from common stock offering, net of offering costs paid of $256	—	342,739
Employee taxes paid related to the net share settlement of stock-based awards	(941)	(1,084)
Proceeds related to the issuance of common stock under stock plans	6,854	5,690
Repayments of finance lease obligations	(30)	(118)
Net cash and cash equivalents provided by financing activities	5,883	347,227
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,814)	(784)
Net increase in cash, cash equivalents and restricted cash	(45,801)	174,032
Cash, cash equivalents and restricted cash, beginning of period	278,515	117,114
Cash, cash equivalents and restricted cash, end of period	$232,714	$291,146
Supplemental cash flow disclosure:
Cash paid for income taxes	$746	$1,027
Right-of-use assets obtained in exchange for operating lease liabilities	$6,396	$12,410
Non-cash investing and financing activities:
Common stock offering costs, incurred but not yet paid	$—	$109
Capital expenditures incurred but not yet paid	$1,204	$2,802
Asset retirement obligations	$87	$—

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Notes to Unaudited Consolidated Financial Statements

1. Organization and Operations

HubSpot, Inc. (the “Company”) provides a cloud-based inbound marketing, sales and customer service platform, which is referred to in this document as the Company’s Growth Platform, that enables businesses to grow better. The Company’s Growth Platform, comprised of Marketing Hub, Sales Hub, Service Hub, and a free customer relationship management system (“CRM”) features integrated applications and tools that enable businesses to create a cohesive and adaptable customer experience throughout the customer lifecycle.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  In the opinion of management, the Company has prepared the accompanying unaudited consolidated financial statements on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2019, and these consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2020. The year-end balance sheet data was derived from audited financial statements, but this Form 10-Q does not include all disclosures required under GAAP. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted under the rules and regulations of the SEC.

These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 12, 2020. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K that have had a material impact on our consolidated financial statements and related notes.

On March 11, 2020, the World Health Organization, or WHO, classified the recent novel coronavirus, or COVID-19, as a global pandemic. The Company has assessed the impact of the COVID-19 pandemic and while the broader implications of COVID-19 on its results of operations and overall financial performance remain uncertain, the Company assessed the potential impact on its March 31, 2020 financial statements and determined there were no material adjustments necessary with respect to these consolidated financial statements.

Given that the economic consequences of the COVID-19 pandemic have been exceptionally challenging for many customers, the Company has implemented certain changes to pricing and packaging, including reducing prices on certain products and offering certain product functionality free of charge.  The Company also paid certain Solutions Partners two months of commissions in advance of them being earned.  While revenue, customer retention, and earnings are relatively predictable under a subscription-based business model, the effect of the COVID-19 pandemic will not be fully reflected in the results of operations and overall financial performance of the Company until future periods given the current macro-economic uncertainty.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law by the United States. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The CARES Act did not have a material impact with respect to these consolidated financial statements.

Recent Accounting Pronouncements

Recent accounting standards not included below are not expected to have a material impact on our consolidated financial position and results of operations.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance simplifying the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. Under previous guidance, Step 2 of the goodwill impairment test required entities to calculate the implied fair value of goodwill in the same manner as the amount of goodwill recognized in a business combination by assigning the fair value of a reporting unit to all of the assets and liabilities of the reporting unit. The carrying value in excess of the implied fair value was recognized as goodwill impairment. Under the new guidance, goodwill impairment is recognized based on Step 1 of the current guidance, which calculates the carrying value in excess of the reporting unit’s fair value. The guidance was adopted effective January 1, 2020 and did not have a material impact on the consolidated financial statements.

In June 2016, the FASB issued guidance that introduces a new methodology for accounting for credit losses on financial instruments. The guidance establishes a new forward-looking "expected loss model" that requires entities to estimate current expected credit losses on accounts receivable and financial instruments by using all practical and relevant information. The guidance was adopted effective January 1, 2020 and did not have a material impact on the consolidated financial statements.

In December 2019, the FASB issued guidance simplifying the accounting for incomes taxes by removing (i) the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, (ii) the exception to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, and (iii) the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The guidance also improves consistent application of and simplifies GAAP for other areas of Topic 740, Income Taxes. The guidance was adopted effective January 1, 2020, using a prospective approach and did not have a material impact on the consolidated financial statements.

2. Revenues

Disaggregation of Revenue

The Company provides disaggregation of revenue based on geographic region (Note 13) and based on the subscription versus professional services and other classification on the consolidated statements of operations as it believes these best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Deferred Revenue and Deferred Commission Expense

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue. Deferred revenue during the three months ended March 31, 2020 increased by $8.2 million resulting from $207.2 million of additional invoicing and was offset by revenue recognized of $199.0 million during the same period. $120.9 million of revenue was recognized during the three month period ended March 31, 2020 that was included in deferred revenue at the beginning of the period. As of March 31, 2020, approximately $183.7 million of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year. The Company expects to recognize revenue on approximately 94% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

Additional contract liabilities of $1.4 million were included in accrued expenses and other current liabilities on the consolidated balance sheet as of March 31, 2020 and December 31, 2019.

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

Deferred commission expense during the three months ended March 31, 2020 increased by $0.8 million as a result of deferring incremental costs of obtaining a contract of $11.5 million and was offset by amortization of $10.7 million during the same period.

3. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, restricted stock units (“RSUs”), shares issued pursuant to the Employee Stock Purchase Plan (“ESPP”), and the Conversion Option and warrants of the 2022 Notes are considered to be potential common stock equivalents.

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended March 31,
	2020	2019
Net loss	$(17,716)	$(11,100)
Weighted-average common shares outstanding — basic	43,275	40,568
Dilutive effect of share equivalents resulting from stock options, RSUs, ESPP, Conversion Option and warrants of the 2022 Notes	—	—
Weighted-average common shares, outstanding — diluted	43,275	40,568
Net loss per share, basic and diluted	$(0.41)	$(0.27)

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

	As of March 31,
	2020	2019
	(in thousands)
Options to purchase common shares	1,401	1,734
RSUs	1,697	1,911
Conversion option and warrants of the 2022 Notes	3,093	2,830
ESPP	—	8

The Company expects to settle the principal amount of the 2022 Notes (Note 8) in cash, and therefore, the Company uses the treasury stock method for calculating any potential dilutive effect of the Conversion Option on diluted net income per share, if applicable. The Conversion Option will have a dilutive impact on net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of the 2022 Notes of $94.77 per share. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended March 31, 2020 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending June 30, 2020. In the first quarter of 2020, the Company settled $2 thousand of the principal balance of the 2022 Notes in cash. As of May 1, 2020, the Company has received conversion notices for approximately $2 thousand of the principal balance of the 2022 Notes, which will be settled in cash during the quarter ended June 30, 2020.

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at March 31, 2020 and December 31, 2019:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$43,772	$—	$—	$43,772
Commercial paper	—	83,100	—	83,100
Corporate bonds	—	120,201	—	120,201
U.S. Treasury securities	—	677,310	—	677,310
Restricted cash:
Certificates of deposit	—	552	—	552
Money market funds	—	3,029	—	3,029
Total	$43,772	$884,192	$—	$927,964

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$96,618	$—	$—	$96,618
Commercial paper	—	87,185	—	87,185
Corporate bonds	—	87,138	—	87,138
U.S. Treasury securities	—	631,174	—	631,174
Restricted cash:
Certificates of deposit	—	5,816	—	5,816
Money market funds	—	3,029	—	3,029
Total	$96,618	$814,342	$—	$910,960

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents, and restricted cash (within prepaid expenses and other current assets and other long-term assets) on the consolidated balance sheets. At March 31, 2020 and December 31, 2019, our Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.

As of March 31, 2020, the fair value of the 2022 Notes was $597.8 million. The fair value was determined based on the quoted price of the 2022 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy.

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

Strategic investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the statement of operations. The Company holds $4.2 million of strategic investments without readily determinable fair values at March 31, 2020 and $4.4 million of strategic investments without readily determinable fair values at December 31, 2019. These investments are included in other assets on the consolidated balance sheets. For the three months ended March 31, 2020, the Company recorded an impairment of $250 thousand.

The following tables summarize the composition of our short- and long-term investments at March 31, 2020 and December 31, 2019.

	March 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$83,100	$—	$—	$83,100
Corporate bonds	120,639	234	(672)	120,201
U.S. Treasury securities	600,897	1,422	(8)	602,311
Total	$804,636	$1,656	$(680)	$805,612

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$77,214	$—	$—	$77,214
Corporate bonds	86,900	251	(13)	87,138
U.S. Treasury securities	581,066	207	(15)	581,258
Total	$745,180	$458	$(28)	$745,610

For all of our securities for which the amortized cost basis was greater than the fair value at March 31, 2020, the Company has concluded that there is no plan to sell the security nor is it more likely than not that the Company would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, the Company considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

Contractual Maturities

The contractual maturities of short-term and long-term investments held at March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020		December 31, 2019
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
	(in thousands)		(in thousands)
Due within one year	$737,992	$739,428	$691,556	$691,834
Due after 1 year through 2 years	66,644	66,184	53,624	53,776
Total	$804,636	$805,612	$745,180	$745,610

5. Restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows for the three months ended March 31, 2020 and 2019.

	March 31, 2020	March 31, 2019	December 31, 2019
	(in thousands)
Cash and cash equivalents	$229,133	$285,126	$269,670
Restricted cash, included in prepaid expenses and other current assets	552	5,569	5,816
Restricted cash, included in other assets	3,029	451	3,029
Total cash, cash equivalents, and restricted cash	$232,714	$291,146	$278,515

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Computer equipment and purchased software	$12,843	$13,028
Employee related computer equipment	17,007	13,829
Furniture and fixtures	18,330	14,319
Leasehold improvements	74,347	56,618
Equipment under finance lease	3,453	3,450
Internal-use software	9,175	7,770
Construction in progress	3,728	23,714
Total property and equipment	138,883	132,728
Less accumulated depreciation	(53,230)	(49,079)
Property and equipment, net	$85,653	$83,649

Depreciation and amortization expense on property and equipment was $4.7 million for the three months ended March 31, 2020 and $3.7 million for the three months ended March 31, 2019.

7. Capitalized Software Development Costs

Capitalized software development costs, exclusive of those recorded within property and equipment, consisted of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Gross capitalized software development costs	$67,074	$61,641
Accumulated amortization	(48,248)	(44,848)
Capitalized software development costs, net	$18,826	$16,793

These capitalized software development costs are associated with software developed for customer purchase. Capitalized software development costs recorded within property and equipment are associated with software developed for Company use.

Capitalized software development costs are amortized on a straight-line basis over their estimated useful life of two years.

The following table summarizes software development costs capitalized, stock-based compensation included in capitalized software development costs, and amortization of capitalized software development costs.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Software development costs capitalized	$5,433	$3,278
Stock-based compensation included in capitalized software development costs	$838	$508
Amortization of capitalized software development costs	$3,475	$2,495

8. 0.25% Convertible Senior Notes, Convertible Note Hedge and Warrant

In May 2017, the Company issued $350 million aggregate principal amount of 0.25% convertible senior notes due June 1, 2022 in a private offering and an additional $50 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the initial purchasers (the “2022 Notes”). The 2022 Notes are convertible at the option of the holders prior to the close of business on the business day immediately preceding February 1, 2022 under certain conditions or upon the occurrence of certain events. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended March 31, 2020 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending June

30, 2020. In the first quarter of 2020, the Company settled $2 thousand of the principal balance of the 2022 Notes in cash. As of May 1, 2020, the Company has received conversion notices for approximately $2 thousand of the principal balance of the 2022 Notes, which will be settled in cash during the quarter ended June 30, 2020.

The net carrying amount of the liability component of the 2022 Notes is as follows:

	As of March 31, 2020	As of December 31, 2019
	(in thousands)
Principal	$399,990	$399,992
Unamortized debt discount	(49,992)	(55,299)
Unamortized issuance costs	(3,733)	(4,129)
Net carrying amount	$346,265	$340,564

Interest expense related to the 2022 Notes is as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Contractual interest expense	$250	$250
Amortization of debt discount	5,307	4,894
Amortization of issuance costs	396	366
Total interest expense	$5,953	$5,510

9. Commitments and Contingencies

Contractual Obligations

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through May 2031. Lease expense for non-cancelable operating leases with free rental periods or scheduled rent increases is recognized on a straight-line basis over the terms of the leases. Improvement reimbursements from landlords of $17.6 million are being amortized on a straight-line basis into lease expense over the terms of the leases.  Certain leases contain optional termination dates. The table below only includes payments up to the optional termination date. If the Company were to extend leases beyond the optional termination date, the future commitments would increase by approximately $81.4 million.

Included in the table below are operating lease commitments for leases that have not yet commenced of approximately $66.6 million for facilities with maximum lease terms of approximately 9 years in the United States and 10 years in Germany.

Future minimum payments under all operating and finance lease agreements as of March 31, 2020 are as follows:

Operating
(in thousands)
2020	$32,664
2021	48,993
2022	48,433
2023	48,101
2024	46,892
Thereafter	177,527
Total	$402,610

The Company leases its office facilities under non-cancelable operating leases. Unused spaces are subleased to third parties. Operating sublease income generated under all operating lease agreements for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Operating sublease income	$1,354	$566

As of March 31, 2020, there were no material changes in our vendor commitments under non-cancelable arrangements, as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2019 and related notes thereto contained in the Company’s Annual Report on Form 10-K.

Subsequent to March 31, 2020, the Company extended a vendor commitment with an incremental three year contractual obligation of approximately $24 million, payable over the remaining three year term of the amended agreement.

Legal Contingencies

From time to time, the Company may become a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, and threatened claims, breach of contract claims, tax, and other matters. The Company currently has no material pending litigation.

10. Changes in Stockholders’ Equity

The following tables summarize the changes in stockholders’ equity for the three months ended March 31, 2020 and 2019.

	Common Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances at December 31, 2019	42,955	$44	$1,048,380	$(336)	$(398,130)	649,958
Issuance of common stock under stock plans, net of shares withheld for employee taxes	411	—	1,320	—	—	1,320
Stock-based compensation	—	—	27,905		—	27,905
Cumulative translation adjustment	—	—	—	(1,077)	—	(1,077)
Unrealized gain on investments, net of income taxes of $0	—	—	—	583	—	583
Net loss	—	—	—	—	(17,716)	(17,716)
Balances at March 31, 2020	43,366	$44	$1,077,605	$(830)	$(415,846)	$660,973

	Common Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances at December 31, 2018	39,300	$40	$589,708	$(723)	$(344,384)	$244,641
Issuance of common stock under stock plans, net of shares withheld for employee taxes	440	1	1,161	—	—	1,162
Issuance of common stock in relation to common stock offering, net of offering costs incurred $365	2,151	2	342,628	—	—	342,630
Stock-based compensation	—	—	21,548		—	21,548
Cumulative translation adjustment	—	—	—	(304)	—	(304)
Unrealized gain on investments, net of income taxes of $113	—	—	—	426	—	426
Net loss	—	—	—	—	(11,100)	(11,100)
Balances at March 31, 2019	41,891	$43	$955,045	$(601)	$(355,484)	$599,003

11. Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ equity, for the three months ended March 31, 2020.

	Cumulative Translation Adjustment	Unrealized Gain on Investments	Total
	(in thousands)
Beginning balance at January 1, 2020	$(610)	$274	$(336)
Other comprehensive loss before reclassifications	(1,077)	583	(494)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Ending balance at March 31, 2020	$(1,687)	$857	$(830)

12. Stock-Based Compensation Expense

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations:

	Three Months End March 31,
	2020	2019
	(in thousands)
Options	$1,822	$1,290
RSUs	24,303	18,736
Employee stock purchase plan	1,338	1,179
Total stock-based compensation expense	$27,463	$21,205

Effect of stock-based compensation expense on income by line item:

	Three Months End March 31,
	2020	2019
	(in thousands)
Cost of revenue, subscription	$898	$614
Cost of revenue, professional services and other	607	1,019
Research and development	8,708	7,091
Sales and marketing	10,816	7,804
General and administrative	6,434	4,677
Total stock-based compensation expense	$27,463	$21,205

Capitalized software development costs excluded from stock-based compensation expense is $848 thousand for the three months ended March 31, 2020 and $508 thousand for the three months ended March 31, 2019.

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

Revenues by geographical region:

	Three Months End March 31,
	2020	2019
	(in thousands)
Americas	$131,139	$104,290
Europe	52,671	36,676
Asia Pacific	15,158	10,832
Total	$198,968	$151,798
Percentage of revenues generated outside of the Americas	34%	31%

Revenue derived from customers outside the United States (international) was approximately 42% of total revenue in the three months ended March 31, 2020 and 39% of total revenue in the three months ended March 31, 2019.

Total long-lived assets by geographical region:

	As of March 31, 2020	As of December 31, 2019
	(in thousands)
Americas	$177,690	$175,821
Europe	124,687	127,395
Asia Pacific	13,841	14,823
Total long-lived assets	$316,218	$318,039
Percentage of long-lived assets held outside of the Americas	44%	45%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 12, 2020. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.

Company Overview

We provide a cloud-based marketing, sales, and customer service software platform, which we refer to as our Growth Platform, that enables businesses to grow better. At HubSpot, we are committed to helping our customers grow better, which means helping them grow without compromise, always solving for the customer, and creating a better experience for customers and company alike. To that end, our Growth Platform, comprised of Marketing Hub, Sales Hub, Service Hub, and a free customer relationship management system, or CRM, features integrated applications and tools that enable businesses to create a cohesive and adaptable customer experience throughout the customer lifecycle.

We focus on selling to mid-market business-to-business, or B2B, companies, which we define as companies that have between two and 2,000 employees.  While our Growth Platform was built to grow with any company, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving this market segment. These mid-market businesses seek an integrated, easy-to-implement and easy-to-use solution to reach customers and compete with organizations that have larger marketing, sales, and customer service budgets. We efficiently reach these businesses at scale through our proven inbound methodology, our Solutions Partners, and our “freemium” model. A Solutions Partner is a service provider that helps businesses with strategy, execution, and implementation of go-to-market activities and technology solutions. Our freemium model attracts customers who begin using our Growth Platform through our free products and then upgrade to our paid products. As of March 31, 2020, we had 3,578 full-time employees and 78,776 Total Customers of varying sizes in more than 120 countries, representing almost every industry.

We derive most of our revenue from subscriptions to our cloud-based Growth Platform and related professional services, which consist of customer on-boarding and training services. Subscription revenue accounted for 96% of our total revenue for the three months ended March 31, 2020 and 95% of our total revenue for the three months ended March 31, 2019. We sell multiple product plans at different base prices on a subscription basis, each of which includes our CRM and integrated applications to meet the needs of the various customers we serve. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We also generate additional revenue based on the purchase of additional subscriptions and products, and the number of account users, subdomains and website visits. Our customers purchase a subscription to one or more of our products and commit for a specified subscription period, which is typically one year or less in duration.

Subscriptions are billed in advance on various schedules. Because the mix of billing terms for orders can vary from period to period, the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. Accordingly, we do not believe that change in deferred revenue is an accurate indicator of future revenue.

Many of our customers purchase on-boarding and training services which are designed to help customers enhance their ability to attract, engage and delight their customers using our Growth Platform. Professional services and other revenue accounted for 4% of total revenue for the three months ended March 31, 2020 and 5% of total revenue for the three months ended March 31, 2019. We expect professional services and other margins to range from a moderate loss to breakeven for the foreseeable future.

Recent Global Events and Company Impact

In December 2019, a novel coronavirus disease, or COVID-19, was reported and in January 2020, the World Health Organization, or WHO, declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. As a result of the COVID-19 pandemic, we have temporarily closed our global offices, including our corporate headquarters, suspended all company-related travel, and all HubSpot employees globally are required to work from home for the foreseeable future. Our plan is to slowly re-open on a market by market basis in accordance with local authority guidelines, and to ensure that our return to work is thoughtful, prudent, and handled with an abundance of caution with the health of our employees being the top priority.

Given that the economic consequences of the COVID-19 pandemic have been exceptionally challenging for many of our customers and prospects, we have also implemented certain changes to our pricing structure, including reducing prices on our Starter Growth Suite, offering certain product functionality free of charge, suspending marketing email send limits, and offering a six-month advance on commissions to certain of our Solutions Partners.

While the broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain, the COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our customers and partners conduct business and as a result, we have begun to be negatively affected in our operations. We may experience curtailed customer demand that could adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may be impacted by changes in our customers’ ability or willingness to purchase our offerings; changes in the timing of our current or prospective customers’ purchasing decisions; pricing discounts or extended payment terms; reductions in the amount or duration of customers’ subscription contracts; or increased customer attrition rates. While our revenue, customer retention, and earnings are relatively predictable as a result of our subscription-based business model, the effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods.

While the implications of the COVID-19 pandemic remain uncertain, we plan to continue to make investments to support business growth.  We believe that the growth of our business is dependent on many factors, including our ability to expand our customer base, increase adoption of our Growth Platform within existing customers, develop new products and applications to extend the functionality of our Growth Platform and provide a high level of customer service. We expect to invest in sales and marketing to support customer growth.  We also expect to invest in research and development as we continue to introduce new products and applications to extend the functionality of our Growth Platform. We also intend to maintain a high level of customer service and support which we consider critical for our continued success. We plan to continue to invest in our data center infrastructure and services capabilities in order to support continued customer growth. We also expect to continue to incur general and administrative expenses to support our business and to maintain the infrastructure required to be a public company. We expect to use our cash flow from operations and the proceeds from our convertible debt and stock offerings to fund these growth strategies and support our business despite the potential impact from COVID-19 and do not expect to be profitable in the near term.

See the section titled “Risk Factors” included under Part II, Item 1A below for further discussion of the possible impact of the COVID-19 pandemic on our business.

Results of Operations for the Three Months Ended March 31, 2020 and 2019

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

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Revenues:
Subscription	$191,229	$144,226
Professional services and other	7,739	7,572
Total revenue	198,968	151,798
Cost of revenues:
Subscription	29,734	21,301
Professional services and other	8,551	8,277
Total cost of revenues	38,285	29,578
Gross profit	160,683	122,220
Operating expenses:
Research and development	46,202	35,177
Sales and marketing	102,328	74,905
General and administrative	26,255	21,174
Total operating expenses	174,785	131,256
Loss from operations	(14,102)	(9,036)
Other expense:
Interest income	4,057	4,174
Interest expense	(5,953)	(5,513)
Other expense	(1,052)	(12)
Total other expense	(2,948)	(1,351)
Loss before income tax expense	(17,050)	(10,387)
Income tax expense	(666)	(713)
Net loss	$(17,716)	$(11,100)

	Three Months Ended March 31,
	2020	2019
Revenue:
Subscription	96%	95%
Professional services and other	4	5
Total revenue	100	100
Cost of revenue:
Subscription	15	14
Professional services and other	4	5
Total cost of revenue	19	19
Gross profit	81	81
Operating expenses:
Research and development	23	23
Sales and marketing	51	49
General and administrative	13	14
Total operating expenses	88	86
Loss from operations	(7)	(6)
Total other expense	(1)	(1)
Loss before income tax expense	(9)	(7)
Income tax expense	(0)	(0)
Net loss	(9)%	(7)%

Percentages are based on actual values. Totals may not sum due to rounding.

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Revenue

	Three Months Ended March 31,
(dollars in thousands)	2020	2019	$ Change	% Change
Revenues:
Subscription	$191,229	$144,226	$47,003	33%
Professional services and other	7,739	7,572	167	2%
Total revenue	$198,968	$151,798	$47,170	31%

Three month change

Subscription revenue increased during the three months ended March 31, 2020 compared to the same period in 2019 primarily due to the increase in Total Customers, which grew from 60,814 as of March 31, 2019 to 78,776 as of March 31, 2020.  Total Average Subscription Revenue per Customer increased from $9,811 for the three months ended March 31, 2019 to $10,018 for the three months ended March 31, 2020. The growth in Total Customers was primarily driven by our increased sales representative capacity to meet market demand as well as the freemium model. The increase in average subscription revenue per customer was driven primarily by existing customers increasing their use of our products, existing customers purchasing additional subscriptions, and new customers purchasing our higher price product plans. The increase in average subscription revenue per customer was partially offset by the continued adoption of our freemium model.

The 2% increase in professional services and other revenue resulted primarily from the increase in Total Customers and from the delivery of on-boarding and training services for the additional subscriptions sold.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended March 31,
(dollars in thousands)	2020	2019	$ Change	% Change
Total cost of revenue	$38,285	$29,578	$8,707	29%
Gross profit	$160,683	$122,220	$38,463	31%
Gross margin percentage	81%	81%

Total cost of revenue for the three months ended March 31, 2020 increased compared to the same period in 2019 primarily due to an increase in subscription and hosting costs, employee-related costs, amortization of capitalized software development costs, allocated overheard expenses, and amortization of acquired technology. Gross margins remained consistent year-over-year.

	Three Months Ended March 31,
(dollars in thousands)	2020	2019	$ Change	% Change
Subscription cost of revenue	$29,734	$21,301	$8,433	40%
Percentage of subscription revenue	16%	15%

The increase in subscription cost of revenue for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to the following:

Change
Three Months
(in thousands)
Subscription and hosting costs	$5,870
Employee-related costs	1,300
Amortization of capitalized software development costs	875
Allocated overhead expenses	283
Amortization of acquired technology	105
$8,433

Three month change

Subscription and hosting costs increased primarily due to growth in our Total Customer base from 60,814 as of March 31, 2019 to 78,776 as of March 31, 2020, as we focus on the reliability of our Growth Platform. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products and increased functionality. Allocated overhead expenses increased due to the expansion of our leased space and infrastructure as we continued to grow our business and expand headcount.  Amortization of acquired technology increased due to acquired technology being placed into service during the fourth quarter of 2019.

	Three Months Ended March 31,
(dollars in thousands)	2020	2019	$ Change	% Change
Professional services and other cost of revenue	$8,551	$8,277	$274	3%
Percentage of professional services and other revenue	110%	109%

The increase in professional services and other cost of revenue for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to the following:

Change
Three Months
(in thousands)
Employee-related costs and allocated overhead expenses	$274
$274

Three month change

Employee-related costs and allocated overhead expenses increased as a result of increased headcount as we continue to grow our professional services organization to support our customer growth.

Research and Development

	Three Months Ended March 31,
(dollars in thousands)	2020	2019	$ Change	% Change
Research and development	$46,202	$35,177	$11,025	31%
Percentage of total revenue	23%	23%

The increase in research and development expense for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to the following:

Change
Three Months
(in thousands)
Employee-related costs	$9,141
Allocated overhead expenses	1,884
$11,025

Three month change

Employee-related costs increased as a result of increased headcount as we continue to grow our engineering organization to develop new products, increase functionality and to maintain our existing Growth Platform. Allocated overhead expense increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount.

 Sales and Marketing

	Three Months Ended March 31,
(dollars in thousands)	2020	2019	$ Change	% Change
Sales and marketing	$102,328	$74,905	$27,423	37%
Percentage of total revenue	51%	49%

The increase in sales and marketing expense for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to the following:

Change
Three Months
(in thousands)
Employee-related costs	$17,759
Solutions Partner commissions	4,203
Marketing programs	2,717
Allocated overhead expenses	2,744
$27,423

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

General and Administrative

	Three Months Ended March 31,
(dollars in thousands)	2020	2019	$ Change	% Change
General and administrative	$26,255	$21,174	$5,081	24%
Percentage of total revenue	13%	14%

The increase in general and administrative expense for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to the following:

Change
Three Months
(in thousands)
Employee-related costs	$3,075
Allocated overhead expenses	1,336
Customer credit card fees	670
$5,081

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

Other expense

	Three Months Ended March 31,
(dollars in thousands)	2020	2019	$ Change	% Change
Interest income	$4,057	$4,174	$(117)	(3)%
Percentage of total revenue	2%	3%
Interest expense	$(5,953)	$(5,513)	$(440)	8%
Percentage of total revenue	(3)%	(4)%
Other expense	$(1,052)	$(12)	$(1,040)	8667%
Percentage of total revenue	(1)%	*
*	not meaningful

Interest income primarily consists of interest earned on invested cash and cash equivalents balances and investments. The decrease during the three months ended March 31, 2020 is due to a decrease in yields on our investment balances.

Interest expense primarily consists of amortization of the debt discount and issuance costs related to the 2022 Notes that is recorded as interest expense and contractual interest expense on the 2022 Notes. The increase during the three months ended March 31, 2020 was primarily due to the use of the effective-interest method to amortize the debt discount and issuance costs related to the 2022 Notes.

Other expense primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities. The increase was primarily due to exchange rate fluctuations.

Income tax expense

	Three Months Ended March 31,
(dollars in thousands)	2020	2019	$ Change	% Change
Income tax expense	$(666)	$(713)	$47	(7)%
Effective tax rate	4%	7%

Income tax expense consists of current and deferred taxes for U.S. and foreign income taxes.

Liquidity and Capital Resources

Our principal sources of liquidity to date have been cash and cash equivalents, net accounts receivable, our common stock offerings, and our convertible notes offering.

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents provided by operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities for the three months ended March 31, 2020 and 2019.

	Three Months ended March 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$229,133	$285,126
Working capital	785,368	814,827
Net cash and cash equivalents provided by operating activities	23,011	37,716
Net cash and cash equivalents used in investing activities	(72,881)	(210,127)
Net cash and cash equivalents provided by financing activities	5,883	347,227

Our cash and cash equivalents at March 31, 2020 were held for working capital purposes. At March 31, 2020, $44.9 million of our cash and cash equivalents was held in accounts outside the United States. As of December 31, 2018, we no longer assert indefinite reinvestment of our foreign earnings because these earnings have been subject to United States Federal tax.  While we have concluded that any incremental tax incurred upon ultimate distribution of these earnings to be immaterial, our current plans do not demonstrate a need to repatriate undistributed earnings to fund our U.S. operations.

Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in the section titled “Risk Factors” included under Part II, Item 1A. However, based on our current business plan and revenue prospects, we believe that our existing cash, cash equivalents and investment balances, and our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months.

Net Cash and Cash Equivalents Provided by Operating Activities

Net cash and cash equivalents provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash and cash equivalents provided by operating activities during the three months ended March 31, 2020 primarily reflected our net loss of $17.7 million and accretion of bond discounts of $2.2 million offset by non-cash expenses that included $8.7 million of depreciation and amortization, $27.5 million in stock-based compensation, and $5.7 million of amortization of debt discount and issuance costs. Working capital sources of cash and cash equivalents included a $10.8 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $9.8 million decrease in accounts receivable related to increased collection, a $1.5 million increase in accounts payable related to timing of bill payments, and a $5.7 million increase in right-of-use asset. These sources of cash and cash equivalents were offset by a $15.1 million increase in prepaid expenses and other assets, a $5.3 million decrease in operating lease liabilities, a $5.4 million decrease in accrued expenses and other liabilities, and a $1.5 million increase in deferred commissions.

Net cash and cash equivalents provided by operating activities during the three months ended March 31, 2019 primarily reflected our net loss of $11.1 million and accretion of bond discounts of $2.8 million offset by non-cash expenses that included $7.0 million of depreciation and amortization, $21.2 million in stock-based compensation and $5.3 million of amortization of debt discount and issuance costs. Working capital sources of cash and cash equivalents included an $8.9 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $7.8 million decrease in accounts receivable related to increased collection, a $5.5 million increase in right-of-use asset, a $4.9 million increase in accounts payable related to timing of bill payments, and a $0.9 million decrease in prepaid expenses and other assets. These sources of cash and cash equivalents were offset by a $4.1 million decrease in operating lease liabilities, a $3.3 million increase in deferred commissions and a $2.1 million decrease in accrued expenses and other liabilities.

Net Cash and Cash Equivalents Used in Investing Activities

Our investing activities have consisted primarily of purchases and maturities of investments, property and equipment purchases, and capitalization of software development costs. Capitalized software development costs are related to new products or improvements to our existing software platform that expands the functionality for our customers.

Net cash and cash equivalents used in investing activities during the three months ended March 31, 2020 consisted primarily of $439.9 million purchases of investments, $11.1 million of purchased property and equipment, and $4.8 million of capitalized software development costs. These uses of cash were offset by $382.9 million received related to the maturity of investments.

Net cash and cash equivalents used in investing activities during the three months ended March 31, 2019 consisted primarily of $386.5 million purchases of investments, $4.3 million of purchased property and equipment, and $2.8 million of capitalized software development costs. These uses of cash were offset by $183.5 million received related to the maturity of investments.

Net Cash and Cash Equivalents Provided by Financing Activities

Our financing activities have consisted primarily of our stock offerings, the issuance of our common stock under our stock plans, payments of employee taxes related to the net share settlement of stock-based awards, and repayments of our finance lease obligations.

For the three months ended March 31, 2020 cash provided by financing activities consisted of $6.9 million of proceeds related to issuance of common stock under stock plans. This source of cash was offset by $0.9 million used for payment of employee taxes related to the net share settlement of stock-based awards.

For the three months ended March 31, 2019, cash provided by financing activities consisted primarily of $342.7 million of net proceeds related to common stock offering and $5.7 million of proceeds related to issuance of common stock under stock plans. This source of cash was offset by $1.1 million used for payment of employee taxes related to the net share settlement of stock-based awards.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2020 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Contractual Obligations and Commitments

As of March 31, 2020, there were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K filed with the SEC on February 12, 2020, other than those in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Recent Accounting Pronouncements in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2020, we had no material off-balance sheet arrangements, exclusive of operating leases and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

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

Market Risk and Market Interest Risk

In May 2017, we issued $400 million aggregate principal amount of 0.25% convertible senior notes due 2022, of which $2 thousand was settled in cash during the first quarter of 2020. The fair value of our convertible senior notes is subject to interest rate risk, market risk and other factors due to the convertible feature.  The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Generally, the fair value of 2022 Notes will increase as interest rates fall and decrease as interest rates rise. Additionally, we carry the convertible senior notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

The table below provides a sensitivity analysis of hypothetical 10% changes of our stock price as of March 31, 2020 and the estimated impact on the fair value of the 2022 Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such event may have on the fair value of the 2022 Notes.

Hypothetical change in HubSpot stock price	Fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$647,088	$49,280	8%
No change	$597,808	$—	—
10% decrease	$548,936	$(48,872)	-8%

Item 4.	Controls and Procedures

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

Risks Related to Our Business and Strategy

The effects of the COVID-19 pandemic have materially affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.

In December 2019, a novel coronavirus disease, or COVID-19, was reported and in January 2020, the World Health Organization, or WHO, declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. The COVID-19 pandemic, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours.

As a result of the COVID-19 pandemic, we have temporarily closed our global offices, including our corporate headquarters, suspended all company-related travel, and all HubSpot employees globally are required to work from home for the foreseeable future. We have shifted our Solutions Partner events to virtual-only experiences, and have cancelled other customer and industry events. We may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future, including INBOUND 2020. All of these changes may disrupt the way we operate our business. Given that the economic consequences of the COVID-19 pandemic have been exceptionally challenging for many of our customers and prospects, we have also implemented certain changes to our pricing structure, including reducing prices on our Starter Growth Suite, offering certain product functionality free of charge, suspending marketing email send limits, and offering a six-month advance on commissions to certain of our Solutions Partners.

Moreover, the conditions caused by the COVID-19 pandemic can affect the rate of spending on software products and could adversely affect our customers’ ability or willingness to purchase our offerings; the timing of our current or prospective customers’ purchasing decisions; pricing discounts or extended payment terms; reductions in the amount or duration of customers’ subscription contracts; or increase customer attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance.

Our operations have also begun to be negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, many cities, counties, states, and even countries have imposed or may impose a wide range of restrictions on the physical movement of our employees, partners and customers to limit the spread of COVID-19. If the COVID-19 pandemic has a substantial impact on the productivity of our employees, and partners or a continued substantial impact on the attendance of our employees, or a continued and substantial impact on the ability of our customers to purchase our offerings, our results of operations and overall financial performance may be harmed.

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, the disruption caused by such actions, and the impact of these and other factors on our employees, customers, partners and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including, in particular, risks related to our dependence on customer renewals, the addition of new customers and increased revenue from existing customer, risks that our operating results could be negatively affected by changes in the sizes or types of businesses that purchase our platform and the risk that weakened global economic conditions may harm our industry, business and results of operations.

We have a history of losses and may not achieve profitability in the future.

We generated net losses of $17.7 million and $11.1 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $415.8 million. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to grow our marketing, sales and customer service operations, develop and enhance our Growth Platform, scale our data center infrastructure and services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

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

Our head count and operations have grown substantially. For example, we had 3,578 full-time employees as of March 31, 2020, as compared with 3,387 as of December 31, 2019 and we have opened 8 international offices since 2013. We also plan to open additional international offices in the future. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

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

We incurred indebtedness in the aggregate principal amount of $400.0 million in connection with the issuance of our 0.25% convertible senior notes due June 1, 2022, or the 2022 Notes. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2022 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

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

In the event the conditional conversion feature of the 2022 Notes is triggered, holders of 2022 Notes will be entitled to convert the 2022 Notes at any time during specified periods at their option. Because the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended March 31, 2020 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending June 30, 2020. During the quarter ended March 31, 2020, we settled approximately $2 thousand of the principal balance of the 2022 Notes in cash. Whether the 2022 Notes will be convertible following such calendar quarter will depend on the continued satisfaction of this condition or another conversion condition in the future. If one or more holders elect to convert their 2022 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2022 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2022 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share, our stock price has ranged from $25.79 to $207.98, through March 31, 2020. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults on Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed below are filed or incorporated by reference into this Report.

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Second Amended and Restated Bylaws of the Registrant

4.1(3)	Form of Common Stock certificate of the Registrant

31.1(4)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2(4)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)
**	Filed herewith.

(1)	Filed as Exhibit 3.1 to Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 24, 2016 and incorporated herein by reference.
(2)	Filed as Exhibit 3.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 25, 2018 and incorporated herein by reference.
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

May 6, 2020