Form 10-Q
period 2020-06-30
HUBSPOT INC
filed 2020-08-05
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2020

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

There were 45,564,119 shares of the registrant’s Common Stock issued and outstanding as of July 31, 2020.

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

PART I — Financial Information

Item 1.	Financial Statements

HubSpot, Inc.

Unaudited Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$201,086	$269,670
Short-term investments	934,992	691,834
Accounts receivable — net of allowance for doubtful accounts of $4,103 and $1,584 at June 30, 2020 and December 31, 2019, respectively	86,184	92,517
Deferred commission expense	36,121	32,078
Prepaid expenses and other current assets	37,936	23,625
Total current assets	1,296,319	1,109,724
Long-term investments	61,095	53,776
Property and equipment, net	89,993	83,649
Capitalized software development costs, net	21,391	16,793
Right-of-use assets	270,462	234,390
Deferred commission expense, net of current portion	20,831	19,110
Other assets	10,875	9,824
Intangible assets, net	10,075	11,752
Goodwill	29,935	30,250
Total assets	$1,810,976	$1,569,268
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,814	$12,842
Accrued compensation costs	26,513	26,318
Accrued expenses and other current liabilities	28,211	28,686
Operating lease liabilities	29,807	23,613
Deferred revenue	238,101	231,030
Total current liabilities	333,446	322,489
Operating lease liabilities, net of current portion	275,210	244,216
Deferred revenue, net of current portion	2,914	3,058
Other long-term liabilities	8,832	8,983
Convertible senior notes	467,523	340,564
Total liabilities	1,087,925	919,310
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	46	44
Additional paid-in capital	1,167,791	1,048,380
Accumulated other comprehensive loss	461	(336)
Accumulated deficit	(445,247)	(398,130)
Total stockholders’ equity	723,051	649,958
Total liabilities and stockholders’ equity	$1,810,976	$1,569,268

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Subscription	$196,415	$155,876	$387,643	$300,102
Professional services and other	7,193	7,379	14,932	14,951
Total revenue	203,608	163,255	402,575	315,053
Cost of revenues:
Subscription	30,400	23,578	60,135	44,879
Professional services and other	8,377	7,564	16,926	15,841
Total cost of revenues	38,777	31,142	77,061	60,720
Gross profit	164,831	132,113	325,514	254,333
Operating expenses:
Research and development	49,372	40,456	95,573	75,633
Sales and marketing	102,600	84,079	204,928	158,984
General and administrative	26,484	23,303	52,741	44,477
Total operating expenses	178,456	147,838	353,242	279,094
Loss from operations	(13,625)	(15,725)	(27,728)	(24,761)
Other expense:
Interest income	2,135	5,424	6,192	9,598
Interest expense	(16,809)	(5,673)	(22,761)	(11,186)
Other expense	(91)	(672)	(1,143)	(684)
Total other expense	(14,765)	(921)	(17,712)	(2,272)
Loss before income tax expense	(28,390)	(16,646)	(45,440)	(27,033)
Income tax expense	(1,011)	(711)	(1,677)	(1,424)
Net loss	$(29,401)	$(17,357)	$(47,117)	$(28,457)
Net loss per share, basic and diluted	$(0.67)	$(0.41)	$(1.08)	$(0.69)
Weighted average common shares used in computing basic and diluted net loss per share:	44,130	42,127	43,703	41,352

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(29,401)	$(17,357)	$(47,117)	$(28,457)
Other comprehensive loss:
Foreign currency translation adjustment	1,159	254	82	(50)
Changes in unrealized gain on investments, net of income taxes of ($76) thousand for the three and six months ended June 30, 2020, and $156 thousand and $269 thousand for the three and six months ended June 30, 2019.	132	588	715	1,014
Comprehensive loss	$(28,110)	$(16,515)	$(46,320)	$(27,493)

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended June 30,
	2020	2019
Operating Activities:
Net loss	$(47,117)	$(28,457)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities
Depreciation and amortization	17,683	14,035
Stock-based compensation	58,837	49,869
Loss on early extinguishment of 2022 Convertible Notes	10,493	—
Repayment of 2022 Convertible Notes attributable to the debt discount	(48,675)	—
Benefit for deferred income taxes	(422)	(135)
Amortization of debt discount and issuance costs	11,662	10,675
Accretion of bond discount	(3,490)	(6,821)
Unrealized currency translation	184	(18)
Changes in assets and liabilities
Accounts receivable	5,930	3,907
Prepaid expenses and other assets	(20,420)	(6,330)
Deferred commission expense	(5,837)	(5,539)
Right-of-use assets	13,398	9,262
Accounts payable	1,837	4,992
Accrued expenses and other liabilities	444	3,288
Operating lease liabilities	(12,314)	(10,162)
Deferred revenue	7,128	12,847
Net cash and cash equivalents (used in) provided by operating activities	(10,679)	51,413
Investing Activities:
Purchases of investments	(967,028)	(597,802)
Maturities of investments	710,002	342,385
Sale of investments	10,932	—
Purchases of property and equipment	(19,897)	(12,056)
Capitalization of software development costs	(10,163)	(5,328)
Purchases of strategic investments	(1,000)	(352)
Net cash and cash equivalents used in investing activities	(277,154)	(273,153)
Financing Activities:
Proceeds from issuance of 2025 Convertible Notes, net of issuance costs paid of $9.4 million	450,614	—
Proceeds from settlement of Convertible Note Hedges related to the 2022 Convertible Notes	362,492	—
Payments for settlement of Warrants related to the 2022 Convertible Notes	(327,543)	—
Repayment of 2022 Convertible Notes attributable to the principal	(234,366)	—
Payments for Capped Call Options related to the 2025 Convertible Notes	(50,600)	—
Proceeds from common stock offering, net of offering costs paid of $365	—	342,628
Employee taxes paid related to the net share settlement of stock-based awards	(2,200)	(2,735)
Proceeds related to the issuance of common stock under stock plans	15,208	10,738
Repayments of finance lease obligations	(28)	(205)
Net cash and cash equivalents provided by financing activities	213,577	350,426
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(144)	(198)
Net increase in cash, cash equivalents and restricted cash	(74,400)	128,488
Cash, cash equivalents and restricted cash, beginning of period	278,515	117,114
Cash, cash equivalents and restricted cash, end of period	$204,115	$245,602
Supplemental cash flow disclosure:
Cash paid for interest	$508	503
Cash paid for income taxes	$1,646	$1,843
Right-of-use assets obtained in exchange for operating lease liabilities	$51,742	$81,692
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$447	$1,390
Asset retirement obligations	$87	$517
Issuance of common stock for repayment of 2022 Convertible Notes	$330,497	$—
2025 Convertible Notes issuance costs incurred but not paid	$490	$—

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Notes to Unaudited Consolidated Financial Statements

1. Organization and Operations

HubSpot, Inc. (the “Company”) provides a cloud-based inbound marketing, sales and customer service platform, which is referred to in this document as the Company’s Growth Platform, that enables businesses to grow better. The Company’s Growth Platform, comprised of Marketing Hub, Sales Hub, Service Hub, Content Management System Hub, and a free customer relationship management system (“CRM”), features integrated applications and tools that enable businesses to create a cohesive and adaptable customer experience throughout the customer lifecycle.

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

In March 2020, the World Health Organization, or WHO, declared the outbreak of a disease caused by a novel strain of the coronavirus (COVID-19) to be a global pandemic, or pandemic. The Company has assessed the impact of the pandemic, and while the broader implications of the pandemic on the results of operations and overall financial performance remain uncertain, the Company assessed the potential impact on the June 30, 2020 financial statements and determined there were no material adjustments necessary with respect to these consolidated financial statements.

Given that the economic consequences of the pandemic have been exceptionally challenging for many customers, in March 2020, the Company implemented certain changes to pricing and packaging, including reducing prices on certain products and offering certain product functionality free of charge.  The Company also paid certain Solutions Partners six months of commissions in advance of them being earned.  While revenue, customer retention, and earnings are relatively predictable under a subscription-based business model, the effect of the pandemic will not be fully reflected in the results of operations and overall financial performance of the Company until future periods given the current macro-economic uncertainty.

In March 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law by the United States. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. In June 2020, the Jobs Support Scheme (“JSS”) was announced by the Singapore government to provide support to employers and help enterprises retain their local employees during the pandemic. The CARES Act and the JSS did not have a material impact with respect to these consolidated financial statements.

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

Deferred Revenue and Deferred Commission Expense

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue. Deferred revenue during the six months ended June 30, 2020 increased by $6.9 million resulting from $409.5 million of additional invoicing and was offset by revenue recognized of $402.6 million during the same period. $127.9 million of revenue was recognized during the three month period ended June 30, 2020 that was included in deferred revenue at the beginning of the period. $178.6 million of revenue was recognized during the six month period ended June 30, 2020 that was included in deferred revenue at the beginning of the period. As of June 30, 2020, approximately $189.1 million of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year. The Company expects to recognize revenue on approximately 94% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

Additional contract liabilities of $1.9 million and $1.4 million were included in accrued expenses and other current liabilities on the consolidated balance sheet as of June 30, 2020 and December 31, 2019.

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

Deferred commission expense during the three months ended June 30, 2020 increased by $4.9 million as a result of deferring incremental costs of obtaining a contract of $15.0 million and was offset by amortization of $10.1 million during the same period. Deferred commission expense during the six months ended June 30, 2020 increased by $5.8 million as a result of deferring incremental costs of obtaining a contract of $26.6 million and was offset by amortization of $20.8 million during the same period.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at the original invoiced amount less an allowance for doubtful accounts based on the probability of future collection. The probability of future collection is based on specific considerations of historical loss patterns and an assessment of the continuation of such patterns based on past collection trends and known or anticipated future economic events that may impact collectability. The pandemic has added uncertainty to the collectability of certain receivables, particularly in industries hard hit by the pandemic. As a result, the Company recorded an incremental reserve associated with the pandemic during the three and six months ended June 30, 2020.

The following is a roll forward of the Company’s allowance for doubtful accounts:

(in thousands)
Balance at December 31, 2019	$1,584
Provision	6,953
Write-offs, net of recoveries	(4,434)
Balance at June 30, 2020	$4,103

3. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, restricted stock units (“RSUs”), shares issued pursuant to the Employee Stock Purchase Plan (“ESPP”), the Warrants (defined below), the Conversion Option of the 2022 Notes, and the Conversion Option of the 2025 Notes (the “Conversion Options”) (Note 8) are considered to be potential common stock equivalents.

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(29,401)	$(17,357)	$(47,117)	$(28,457)
Weighted-average common shares outstanding — basic	44,130	42,127	43,703	41,352
Dilutive effect of share equivalents resulting from stock options, RSUs, ESPP, Warrants and the Conversion Options	—	—	—	—
Weighted-average common shares, outstanding — diluted	44,130	42,127	43,703	41,352
Net loss per share, basic and diluted	$(0.67)	$(0.41)	$(1.08)	$(0.69)

Since the Company incurred net losses for each of the periods presented, diluted net loss per share is the same as basic net loss per share. All of the Company’s outstanding stock options, RSUs, and shares issuable under the ESPP, as well as the Warrants and Conversion Options were excluded in the calculation of diluted net loss per share as the effect would be anti-dilutive.

The Company expects to settle the principal amount of the 2022 Notes and the 2025 Notes (the “Notes”) in cash, and therefore, the Company uses the treasury stock method for calculating any potential dilutive effect of the Warrants and Conversion Options on diluted net income per share, if applicable.  As a result, only the amount by which the conversion cost of the Notes, if settled in shares, exceeds the aggregated principal amount of the Notes (the “Conversion Spread”) is considered in the diluted earnings per share computation. The Conversion Spread has a dilutive impact on net income per share when the average market price of the Company’s common stock for a given period of time exceeds the initial conversion price of $94.77 per share for the 2022 Notes and $282.52 for the 2025 Notes. The average stock price for the three months ended June 30, 2020 was $179.84 and for the six month period ended June 30, 2020 was $173.13.

As the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended June 30, 2020 was equal to or greater than 130% of the conversion price of $94.77 on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending September 30, 2020. For disclosure purposes, the potentially dilutive effect of the Conversion Spread is calculated and included in the table below.

As of June 30, 2020, the conditions allowing holders of the 2025 Notes to convert have not been met as the conversion rights can only be exercised after September 30, 2020.  Also, the last reported price of the Company's common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended June 30, 2020 was not equal to or greater than 130% of the conversion price of $282.52 on each applicable trading day.

The Warrants give the holders the option to purchase the Company’s common stock at $115.80 per share. If the market value per share of the Company’s common stock exceeds the $115.80 share price, the Warrants could have a dilutive effect.

The following table contains all potentially dilutive common stock equivalents.

	As of June 30,
	2020	2019
	(in thousands)
Options to purchase common shares	1,280	1,678
RSUs	1,865	1,948
Conversion Option of the 2022 Notes and Warrants	2,831	3,349
Conversion Option of the 2025 Notes	—	—
ESPP	—	2

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at June 30, 2020 and December 31, 2019:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$102,995	$—	$—	$102,995
Commercial paper	—	22,074	—	22,074
Corporate bonds	—	124,181	—	124,181
U.S. Treasury securities	—	849,438	—	849,438
Certificates of deposit	—	394	—	394
Restricted cash:
Money market funds	—	3,029	—	3,029
Total	$102,995	$999,116	$—	$1,102,111

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$96,618	$—	$—	$96,618
Commercial paper	—	87,185	—	87,185
Corporate bonds	—	87,138	—	87,138
U.S. Treasury securities	—	631,174	—	631,174
Restricted cash:
Certificates of deposit	—	5,816	—	5,816
Money market funds	—	3,029	—	3,029
Total	$96,618	$814,342	$—	$910,960

The Company considers all highly liquid investments purchased with a original maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents, and restricted cash (within prepaid expenses and other current assets and other long-term assets) on the consolidated balance sheets. At June 30, 2020 and December 31, 2019, our Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.

As of June 30, 2020, the fair value of the 2022 Notes was $303.6 million and the fair value of the 2025 Notes was $492.1 million.  The fair values were determined based on the quoted prices of the 2022 and 2025 Notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 within the fair value hierarchy.

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

Strategic investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the statement of operations. The Company holds $5.2 million of strategic investments without readily determinable fair values at June 30, 2020 and $4.4 million of strategic investments without readily determinable fair values at December 31, 2019. These investments are included in other assets on the consolidated balance sheets. For the six months ended June 30, 2020, the Company recorded an impairment of $250 thousand.

The following tables summarize the composition of our short- and long-term investments at June 30, 2020 and December 31, 2019.

	June 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$22,074	$—	$—	$22,074
Corporate bonds	123,219	986	(24)	124,181
U.S. Treasury securities	849,328	200	(90)	849,438
Certificates of deposit	394	—	—	394
Total	$995,015	$1,186	$(114)	$996,087

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$77,214	$—	$—	$77,214
Corporate bonds	86,900	251	(13)	87,138
U.S. Treasury securities	581,066	207	(15)	581,258
Total	$745,180	$458	$(28)	$745,610

For all of our securities for which the amortized cost basis was greater than the fair value at June 30, 2020, the Company has concluded that there is no plan to sell the security nor is it more likely than not that the Company would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, the Company considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

Contractual Maturities

The contractual maturities of short-term and long-term investments held at June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020		December 31, 2019
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
	(in thousands)		(in thousands)
Due within one year	$934,410	$934,992	$691,556	$691,834
Due after 1 year through 2 years	60,605	61,095	53,624	53,776
Total	$995,015	$996,087	$745,180	$745,610

5. Restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows for the three months ended June 30, 2020 and 2019.

	June 30, 2020	June 30, 2019	December 31, 2019
	(in thousands)
Cash and cash equivalents	$201,086	$238,080	$269,670
Restricted cash, included in prepaid expenses and other current assets	—	6,019	5,816
Restricted cash, included in other assets	3,029	1,503	3,029
Total cash, cash equivalents, and restricted cash	$204,115	$245,602	$278,515

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Computer equipment and purchased software	$13,356	$13,028
Employee related computer equipment	18,305	13,829
Furniture and fixtures	18,519	14,319
Leasehold improvements	75,244	56,618
Equipment under finance lease	3,450	3,450
Internal-use software	10,346	7,770
Construction in progress	9,324	23,714
Total property and equipment	148,544	132,728
Less accumulated depreciation	(58,551)	(49,079)
Property and equipment, net	$89,993	$83,649

Depreciation and amortization expense on property and equipment was $4.9 million for the three months ended June 30, 2020, $9.6 million for the six months ended June 30, 2020, $3.7 million for the three months ended June 30, 2019 and $7.4 million for the six months ended June 30, 2019.

7. Capitalized Software Development Costs

Capitalized software development costs, exclusive of those recorded within property and equipment, consisted of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Gross capitalized software development costs	$73,253	$61,641
Accumulated amortization	(51,862)	(44,848)
Capitalized software development costs, net	$21,391	$16,793

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Software development costs capitalized	$6,179	$2,959	$11,612	$6,237
Stock-based compensation included in capitalized software development costs	$788	$607	$1,492	$1,115
Amortization of capitalized software development costs	$3,654	$2,572	$7,129	$5,067

8. Convertible Senior Notes

2025 Convertible Senior Notes and Capped Call Options

In June 2020, the Company issued $400 million aggregate principal amount of 0.375% convertible senior notes due June 1, 2025 (the “2025 Notes”) in a private offering and an additional $60 million aggregate principal amount of the 2025 Notes pursuant to the exercise in full of the over-allotment options of the initial purchasers. The interest rate is fixed at 0.375% per annum and is payable semi-annually in arrears on June 1 and December 1 of each year. The total net proceeds from the debt offering, after deducting initial purchase discounts and debt issuance costs, were approximately $450.1 million.

Each $1,000 of principal amount of the 2025 Notes will initially be convertible into 3.5396 shares of the Company’s common stock (the “Conversion Option of the 2025 Notes”), which is equivalent to an initial conversion price of approximately $282.52 per share, subject to adjustment upon the occurrence of certain specified events. On or after March 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2025 Notes at any time. The 2025 Notes will be convertible at the option of the holders prior to the close of business on the business day immediately preceding March 1, 2025 under certain circumstances as described in the indenture governing the 2025 Notes (the “Indenture”).  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The Company expects to settle the principal amount of the 2025 Notes in cash. If the Company undergoes a fundamental change prior to the maturity date, holders of the notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date or if the Company delivers a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event or convert its 2025 Notes called for redemption in connection with such notice of redemption, as permitted by the Indenture.  As of June 30, 2020, the conditions allowing holders of the 2025 Notes to convert have not been met. The 2025 Notes are therefore not convertible during the three or six months ended June 30, 2020. The 2025 Notes are classified as long-term debt.

In accounting for the issuance of the 2025 Notes, the Company separated the 2025 Notes into liability and equity components.  The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the Conversion Option was $98.7 million and was determined by deducting the fair value of the liability component from the par value of the 2025 Notes. The equity component is recorded in additional paid-in capital in the consolidated balance sheets and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (the "Debt Discount") is amortized to interest expense at an effective interest rate of 5.71% over the contractual term of the 2025 Notes.

In accounting for the debt issuance costs of $9.9 million related to the 2025 Notes, the Company allocated the total amount incurred to the liability and equity components of the 2025 Notes based on their relative values. Issuance costs attributable to the liability component were $7.8 million and will be amortized to interest expense using the effective interest method over the contractual terms of the 2025 Notes.  Issuance costs attributable to the equity component were $2.1 million and are netted with the equity component of the 2025 Notes in stockholders’ equity.

The difference in the book and tax allocation between the liability and equity components of the 2025 Notes resulted in a difference between the carrying amount and tax basis of the 2025 Notes. This taxable temporary difference resulted in the Company recognizing a deferred tax liability and a corresponding reduction in the Company's valuation allowance on its US deferred tax assets, resulting in no net deferred tax impact.

The net carrying amount of the liability component of the 2025 Notes is as follows:

	As of June 30, 2020	As of December 31, 2019
	(in thousands)
Principal	$460,000	$—
Unamortized debt discount	(97,512)	—
Unamortized issuance costs	(7,662)	—
Net carrying amount	$354,826	$—

The net carrying amount of the equity component of the 2025 Notes is as follows:

	As of June 30, 2020	As of December 31, 2019
	(in thousands)
Debt discount for conversion option	$98,730	$—
Issuance costs	(2,120)	—
Net carrying amount	$96,610	$—

Interest expense related to the 2025 Notes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Contractual interest expense	$125	$—	$125	$—
Amortization of debt discount	1,218	—	1,218	—
Amortization of issuance costs	96	—	96	—
Total interest expense	$1,439	$—	$1,439	$—

In connection with the offering of the 2025 Notes, the Company purchased capped call options (“Capped Call Options”) with respect to its common stock for $50.6 million. The Capped Call Options are purchased call options that give the Company the option to purchase up to approximately 1.6 million shares of its common stock for $282.52 per share, which corresponds to the approximate initial conversion price of the 2025 Notes. The Capped Call Options were purchased in order to offset potential dilution to the Company’s common stock upon any conversion of the 2025 Notes, subject to a cap of $426.44 per share, and expire concurrently with the 2025 Notes. The Capped Call Options settle in components commencing on April 16, 2025 and are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event; a tender offer; and a nationalization, insolvency or delisting involving the Company. In addition, the Capped Call Options are subject to certain specified additional disruption events that may give rise to a termination of the Capped Call Options, including changes in law, insolvency filings, and hedging disruptions. Since the transaction meets certain accounting criteria, the $50.6 million paid for the Capped Call Options is recorded in stockholders’ equity as a reduction in additional paid-in capital and are not accounted for as separate derivative financial instruments.

2022 Convertible Senior Notes, Convertible Note Hedge and Warrant

In May 2017, the Company issued $350 million aggregate principal amount of 0.25% convertible senior notes due June 1, 2022 (the “2022 Notes”) in a private offering and an additional $50 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the initial purchasers of the 2022 Notes. The interest rate is fixed at 0.25% per annum and is payable semi-annually in arrears on June 1 and December 1 of each year.  The total net proceeds from the debt offering, after deducting initial purchase discounts and debt issuance costs, were approximately $389.2 million.

Each $1,000 principal amount of the 2022 Notes are currently convertible into 10.5519 shares of the Company’s common stock (the “Conversion Option of the 2022 Notes”), which is equivalent to an initial conversion price of approximately $94.77 per share, subject to adjustment upon the occurrence of specified events. On or after February 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time. The 2022 Notes are convertible at the option of the holders prior to the close of business on the business day immediately preceding February 1, 2022 under certain circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended June 30, 2020 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending September 30, 2020. Between the end of the most recently completed fiscal quarter and July 31, 2020, the Company has received conversion notices for approximately $1 thousand of the principal balance of the 2022 Notes, which will be settled in cash during the quarter ended September 30, 2020.

In connection with the offering of the 2022 Notes, the Company entered into convertible note hedge transactions (the “Convertible Note Hedges”) with certain counterparties in which the Company has the option to purchase (subject to adjustment for certain specified events) up to approximately 4.2 million shares of the Company’s common stock at a price of approximately $94.77 per share.  The Convertible Note Hedges will be settled in cash or shares, or any combination thereof, in accordance with the settlement method of the 2022 Notes in excess of the par amount, and are expected to settle concurrently with the conversion of the 2022 Notes.  The total cost of the Convertible Note Hedges was $78.9 million.  In addition, the Company sold warrants (the “Warrants”) to certain bank counterparties whereby the holders of the Warrants have the option to initially purchase (subject to adjustment for certain specified events) a total of approximately 4.2 million shares of the Company’s common stock at a price of $115.8 per share.  The amount by which the settlement price exceeds the strike price may be settled in shares or cash at the Company’s election.  The Warrants are expected to settle three business days from each trading day commencing on September 1, 2022 and ending on the 79th trading day thereafter. The Company received $58.9 million in cash proceeds, net of issuance costs of $200 thousand, from the sale of these Warrants.  The purchase of the Convertible Note Hedges and the sale of Warrants is intended to effectively increase the overall conversion price from $94.77 to $115.83 per share. As these transactions meet certain accounting criteria, the net $20.0 million paid for the Convertible Note Hedges and Warrants is recorded in stockholders’ equity and are not accounted for as separate derivative financial instruments.

In June 2020, the Company used part of the net proceeds from the issuance of the 2025 Notes for the partial repurchase of the 2022 Notes, which consisted of a repurchase of $272.1 million aggregate principal amount of the 2022 Notes for an aggregate purchase price of approximately $283.0 in cash and approximately 1.6 million shares of its common stock at $207.17 per share. Of the $613.5 million in aggregate consideration, $248.7 million was allocated to the fair value of the debt component of the repurchase, and $364.8 million was allocated to the equity component (the associated Conversion Option of the 2022 Notes) of the repurchases, respectively, utilizing a discount rate of 4.9% to determine the fair value of the liability component. This rate was based on the Company’s estimated borrowing rate for a similar liability with the same maturity, but without the associated conversion option. To derive this effective discount rate, the Company utilized observable market rates for liabilities with similar estimated credit characteristics. As of the partial repurchase date, the carrying value of the 2022 Notes subject to the 2022 Notes partial repurchase, net of unamortized debt discount and issuance costs, was $238.2 million. The 2022 Notes partial repurchase and issuance of the 2025 Notes were deemed to have substantially different terms due to the significant difference between the value of the conversion option immediately prior to and after the exchange, and accordingly, the 2022 Notes partial repurchase was accounted for as a debt extinguishment. The 2022 Notes partial repurchase resulted in a $10.5 million loss on early extinguishment of debt, which is recorded within interest expense on the Company’s statements of operations. The loss on extinguishment was determined by comparing the consideration attributed to the fair value of the debt component with the carrying value of the debt component, which includes the proportionate amounts of unamortized debt discount and the remaining unamortized debt issuance costs. In connection with the partial repurchase of the 2022 Notes, the consideration allocated to the equity component of $364.8 million was recorded as a reduction to additional paid-in capital on the Company’s consolidated balance sheet. The Company also reversed a corresponding portion of the associated deferred tax liability and increased the Company’s valuation allowance on its US deferred tax assets, resulting in no net deferred tax impact. As of June 30, 2020, $127.8 million of principal remains outstanding on the 2022 Notes.

In connection with the partial repurchase of the 2022 Notes, the Company terminated Convertible Note Hedges corresponding to  approximately 2.9 million shares of the Company’s common stock in exchange for cash consideration of $362.5 million, and certain counterparties terminated Warrants corresponding to approximately 2.9 million shares of the Company’s common stock in exchange for cash consideration of $327.6 million. The net proceeds of $34.9 million received from these transactions were recorded as an increase to additional paid-in capital. As of June 30, 2020, Convertible Note Hedges giving the Company the option to purchase approximately 1.3 million shares of the Company’s common stock and Warrants giving certain counterparties the option to acquire up to 1.3 million shares of the Company’s common stock remain outstanding.

The net carrying amount of the liability component of the 2022 Notes is as follows:

	As of June 30, 2020	As of December 31, 2019
	(in thousands)
Principal	$127,841	$399,992
Unamortized debt discount	(14,091)	(55,299)
Unamortized issuance costs	(1,053)	(4,129)
Net carrying amount	$112,697	$340,564

The net carrying amount of the equity component of the 2022 Notes is as follows:

	As of June 30, 2020	As of December 31, 2019
	(in thousands)
Debt discount for conversion option	$33,880	$106,006
Issuance costs	(912)	(2,854)
Net carrying amount	$32,968	$103,152

Interest expense related to the 2022 Notes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Contractual interest expense	$212	$250	$462	$500
Amortization of debt discount	4,323	5,039	9,629	9,934
Amortization of issuance costs	323	376	719	741
Total interest expense	$4,858	$5,665	$10,810	$11,175

The net equity impact, included in additional paid-in capital, of the above components of the 2022 Notes is as follows:

(in thousands)
Conversion Option	$(364,835)
Issuance of common stock for repayment of 2022 Notes	330,497
Proceeds from settlement of Convertible Note Hedges	362,492
Payments for settlement of Warrants	(327,543)
$611

9. Commitments and Contingencies

Contractual Obligations

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through May 2031. Lease expense for non-cancelable operating leases with free rental periods or scheduled rent increases is recognized on a straight-line basis over the terms of the leases. Improvement reimbursements from landlords of $18.9 million are being amortized on a straight-line basis into lease expense over the terms of the leases. Certain leases contain optional termination dates. The table below only includes payments up to the optional termination date. If the Company were to extend leases beyond the optional termination date, the future commitments would increase by approximately $83.1 million.

During the three months ended June 30, 2020, the lease term began for two leases approximately 104,000 square feet of office space in Cambridge, MA and Berlin, Germany. The agreements have a 5-year renewal option and were determined to be operating leases with total estimated aggregate base rent payments, excluding the renewal options, of approximately $52.4 million. The Company recorded $44.7 million of right-of-use assets and $45.0 million of lease liabilities for these two leases during the period upon the lease commencement.

The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of operating lease payments. To determine the estimated incremental borrowing rate, the Company uses publicly available credit ratings for peer companies. The Company estimates the incremental borrowing rate using yields for maturities that are in line with the duration of the lease payments. The weighted average discount rate for operating leases as of June 30, 2020 is 5.3%.

Included in the table below are operating lease commitments for leases that have not yet commenced of approximately $14.3 million for facilities with maximum lease terms of approximately 9 years in the United States.

Future minimum payments under all operating and finance lease agreements as of June 30, 2020 are as follows:

Operating
(in thousands)
2020	$23,292
2021	49,492
2022	48,856
2023	48,488
2024	47,243
Thereafter	179,459
Total	$396,830

The Company leases its office facilities under non-cancelable operating leases. Unused spaces are generally subleased to third parties. Operating sublease income generated under all operating lease agreements for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Operating sublease income	$1,374	$563	$2,728	$1,131

As of June 30, 2020, there were no material changes in our vendor commitments under non-cancelable arrangements, as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2019 and related notes thereto contained in the Company’s Annual Report on Form 10-K, except as noted below.

In May 2020, the Company extended a vendor commitment with an incremental three year contractual obligation of approximately $24 million, payable over the remaining three year term of the amended agreement.

Legal Contingencies

From time to time, the Company may become a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, and threatened claims, breach of contract claims, tax, and other matters. The Company currently has no material pending litigation.

10. Changes in Stockholders’ Equity

The following tables summarize the changes in stockholders’ equity for the six months ended June 30, 2020 and 2019.

	Common Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances at December 31, 2019	42,955	$44	$1,048,380	$(336)	$(398,130)	649,958
Issuance of common stock under stock plans, net of shares withheld for employee taxes	411	—	1,320	—	—	1,320
Stock-based compensation	—	—	27,905		—	27,905
Cumulative translation adjustment	—	—	—	(1,077)	—	(1,077)
Unrealized gain on investments, net of income taxes of $0	—	—	—	583	—	583
Net loss	—	—	—	—	(17,716)	(17,716)
Balances at March 31, 2020	43,366	$44	$1,077,605	$(830)	$(415,846)	$660,973
Issuance of common stock under stock plans, net of shares withheld for employee taxes	425	—	11,701	—	—	11,701
Equity component of 2025 Notes, net of issuance costs (Note 8)	—	—	96,610	—	—	96,610
Purchase of Capped Call Options	—	—	(50,600)	—	—	(50,600)
Equity component of the repayment of 2022 Notes (Note 8)	1,595	2	611	—	—	613
Stock-based compensation	—	—	31,864	—	—	31,864
Cumulative translation adjustment	—	—	—	1,159	—	1,159
Unrealized gain on investments, net of income taxes of ($76)	—	—	—	132	—	132
Net loss	—	—	—	—	(29,401)	(29,401)
Balances at June 30, 2020	45,386	$46	$1,167,791	$461	$(445,247)	$723,051

	Common Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances at December 31, 2018	39,300	$40	$589,708	$(723)	$(344,384)	$244,641
Issuance of common stock under stock plans, net of shares withheld for employee taxes	440	1	1,161	—	—	1,162
Issuance of common stock in relation to common stock offering, net of offering costs incurred $365	2,151	2	342,628	—	—	342,630
Stock-based compensation	—	—	21,548		—	21,548
Cumulative translation adjustment	—	—	—	(304)	—	(304)
Unrealized gain on investments, net of income taxes of $113	—	—	—	426	—	426
Net loss	—	—	—	—	(11,100)	(11,100)
Balances at March 31, 2019	41,891	$43	$955,045	$(601)	$(355,484)	$599,003
Issuance of common stock under stock plans, net of shares withheld for employee taxes	385	—	6,595	—	—	6,595
Stock-based compensation	—	—	29,061	—	—	29,061
Cumulative translation adjustment	—	—	—	254	—	254
Unrealized gain on investments, net of income taxes of $156	—	—	—	588	—	588
Net loss	—	—	—	—	(17,357)	(17,357)
Balances at June 30, 2019	42,276	$43	$990,701	$241	$(372,841)	$618,144

11. Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ equity, for the six months ended June 30, 2020.

	Cumulative Translation Adjustment	Unrealized Gain on Investments	Total
	(in thousands)
Beginning balance at January 1, 2020	$(610)	$274	$(336)
Other comprehensive loss before reclassifications	82	715	797
Amounts reclassified from accumulated other comprehensive income	—	—	—
Ending balance at June 30, 2020	$(528)	$989	$461

12. Stock-Based Compensation Expense

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Options	$1,586	$1,381	$3,408	$2,672
RSUs	28,490	26,083	52,793	44,822
Employee stock purchase plan	1,298	1,199	2,636	2,375
Total stock-based compensation expense	$31,374	$28,663	$58,837	$49,869

Effect of stock-based compensation expense on income by line item:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Cost of revenue, subscription	$1,075	$822	$1,974	$1,437
Cost of revenue, professional services and other	628	666	1,234	1,685
Research and development	10,111	10,553	18,819	17,644
Sales and marketing	12,868	10,523	23,684	18,327
General and administrative	6,692	6,099	13,126	10,776
Total stock-based compensation expense	$31,374	$28,663	$58,837	$49,869

Capitalized software development costs excluded from stock-based compensation expense is $966 thousand for the three months ended June 30, 2020, $1.8 million for the six months ended June 30, 2020, $607 thousand for the three months ended June 30, 2019, and $1.1 million for the six months ended June 30, 2019.

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

Revenues by geographical region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Americas	$133,719	$111,181	$264,858	$215,470
Europe	54,558	40,283	107,229	76,959
Asia Pacific	15,331	11,791	30,488	22,624
Total	$203,608	$163,255	$402,575	$315,053
Percentage of revenues generated outside of the Americas	34%	32%	34%	32%

Revenue derived from customers outside the United States (international) was approximately 42% of total revenue in the three and six months ended June 30, 2020, 40% of total revenue in the three months ended June 30, 2019, and 39% of total revenue in the six months ended June 30, 2019.

Total long-lived assets by geographical region:

	As of June 30, 2020	As of December 31, 2019
	(in thousands)
Americas	$196,742	$175,821
Europe	151,431	127,395
Asia Pacific	12,282	14,823
Total long-lived assets	$360,455	$318,039
Percentage of long-lived assets held outside of the Americas	45%	45%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We provide a cloud-based marketing, sales, and customer service software platform, which we refer to as our Growth Platform, that enables businesses to grow better. At HubSpot, we are committed to helping our customers grow better, which means helping them grow without compromise, always solving for the customer, and creating a better experience for customers and company alike. To that end, our Growth Platform, comprised of Marketing Hub, Sales Hub, Service Hub, Content Management System, or CMS, Hub (released in April 2020), and a free customer relationship management system, or CRM, features integrated applications and tools that enable businesses to create a cohesive and adaptable customer experience throughout the customer lifecycle.

We focus on selling to mid-market business-to-business, or B2B, companies, which we define as companies that have between two and 2,000 employees.  While our Growth Platform was built to grow with any company, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving this market segment. These mid-market businesses seek an integrated, easy-to-implement and easy-to-use solution to reach customers and compete with organizations that have larger marketing, sales, and customer service budgets. We efficiently reach these businesses at scale through our proven inbound methodology, our Solutions Partners, and our “freemium” model. A Solutions Partner is a service provider that helps businesses with strategy, execution, and implementation of go-to-market activities and technology solutions. Our freemium model attracts customers who begin using our Growth Platform through our free products and then upgrade to our paid products. As of June 30, 2020, we had 3,769 full-time employees and 86,672 Total Customers of varying sizes in more than 120 countries, representing almost every industry.

We derive most of our revenue from subscriptions to our cloud-based Growth Platform and related professional services, which consist of customer on-boarding and training services. Subscription revenue accounted for 96% of total revenue for the three and six months ended June 30, 2020 and 95% of total revenue for the three and six months ended June 30, 2019. We sell multiple product plans at different base prices on a subscription basis, each of which includes our CRM and integrated applications to meet the needs of the various customers we serve. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We also generate additional revenue based on the purchase of additional subscriptions and products, and the number of account users, subdomains and website visits. Our customers purchase a subscription to one or more of our products and commit for a specified subscription period, which is typically one year or less in duration.

Subscriptions are billed in advance on various schedules. Because the mix of billing terms for orders can vary from period to period, the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. Accordingly, we do not believe that change in deferred revenue is an accurate indicator of future revenue.

Many of our customers purchase on-boarding and training services which are designed to help customers enhance their ability to attract, engage and delight their customers using our Growth Platform. Professional services and other revenue accounted for 4% of total revenue for the three and six months ended June 30, 2020 and 5% of total revenue for the three and six months ended June 30, 2019. We expect professional services and other margins to range from a moderate loss to breakeven for the foreseeable future.

COVID-19 Update

In March 2020, the World Health Organization, or WHO, declared the outbreak of a disease caused by a novel strain of the coronavirus (COVID-19) to be a pandemic, or pandemic. This pandemic is having widespread, rapidly-evolving, and unpredictable impacts on global societies, economies, financial markets, and business practices.  Federal and state governments have implemented measures in an effort to contain the virus, including physical distancing, travel bans and restrictions, closure of non-essential businesses, quarantines, work-from-home directives, shelter-in-place orders, and limitations on public gatherings.  These measurements have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide.

Our focus remains on promoting employee health and safety, serving our customers, and ensuring business continuity.  In March 2020, we temporarily closed our global offices, including our corporate headquarters, suspended all company-related travel, and all HubSpot employees globally were required to work from home. We shifted our Solutions Partner events and INBOUND 2020 to virtual-only experiences, and have cancelled other customer and industry events. We have begun to slowly re-open our offices on a staggered, region-to-region basis in accordance with local authority guidelines, and are working to ensure that our return to work is thoughtful, prudent, and handled with an abundance of caution with the health of our employees being the top priority.

Given that the economic consequences of the pandemic have been exceptionally challenging for many of our customers and prospects, we also implemented certain changes to our pricing structure in March 2020, including reducing prices on our Starter Growth Suite, offering certain product functionality free of charge, suspending marketing email send limits, and offering a six-month advance on commissions to certain of our Solutions Partners.

The broader implications of the pandemic on our results of operations and overall financial performance remain uncertain.  The pandemic and its adverse effects are prevalent in the locations where we, our customers, and partners conduct business.  As a result, we have experienced and may continue to experience curtailed customer demand that could adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may be impacted by changes in our customers’ ability or willingness to purchase our offerings; changes in the timing of our current or prospective customers’ purchasing decisions; pricing discounts or extended payment terms; reductions in the amount or duration of customers’ subscription contracts; or increased customer attrition rates. While our revenue, customer retention, and earnings are relatively predictable as a result of our subscription-based business model, the effect of the pandemic and the resulting decrease in customer demand will not be fully reflected in our results of operations and overall financial performance until future periods.

While the implications of the pandemic remain uncertain, we plan to continue to make investments to support business growth.  We believe that the growth of our business is dependent on many factors, including our ability to expand our customer base, increase adoption of our Growth Platform within existing customers, develop new products and applications to extend the functionality of our Growth Platform and provide a high level of customer service. We expect to invest in sales and marketing to support customer growth.  We also expect to invest in research and development as we continue to introduce new products and applications to extend the functionality of our Growth Platform. We also intend to maintain a high level of customer service and support which we consider critical for our continued success. We plan to continue to invest in our data center infrastructure and services capabilities in order to support continued customer growth. We also expect to continue to incur general and administrative expenses to support our business and to maintain the infrastructure required to be a public company. We expect to use our cash flow from operations and the proceeds from our convertible debt and stock offerings to fund these growth strategies and support our business despite the potential impact from the pandemic and do not expect to be profitable in the near term.

See the section titled “Risk Factors” included under Part II, Item 1A below for further discussion of the possible impact of the pandemic on our business.

Results of Operations for the three and six months ended June 30, 2020 and 2019

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Revenues:
Subscription	$196,415	$155,876	$387,643	$300,102
Professional services and other	7,193	7,379	14,932	14,951
Total revenue	203,608	163,255	402,575	315,053
Cost of revenues:
Subscription	30,400	23,578	60,135	44,879
Professional services and other	8,377	7,564	16,926	15,841
Total cost of revenues	38,777	31,142	77,061	60,720
Gross profit	164,831	132,113	325,514	254,333
Operating expenses:
Research and development	49,372	40,456	95,573	75,633
Sales and marketing	102,600	84,079	204,928	158,984
General and administrative	26,484	23,303	52,741	44,477
Total operating expenses	178,456	147,838	353,242	279,094
Loss from operations	(13,625)	(15,725)	(27,728)	(24,761)
Other expense:
Interest income	2,135	5,424	6,192	9,598
Interest expense	(16,809)	(5,673)	(22,761)	(11,186)
Other expense	(91)	(672)	(1,143)	(684)
Total other expense	(14,765)	(921)	(17,712)	(2,272)
Loss before income tax expense	(28,390)	(16,646)	(45,440)	(27,033)
Income tax expense	(1,011)	(711)	(1,677)	(1,424)
Net loss	$(29,401)	$(17,357)	$(47,117)	$(28,457)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Subscription	96%	95%	96%	95%
Professional services and other	4	5	4	5
Total revenue	100	100	100	100
Cost of revenue:
Subscription	15	14	15	14
Professional services and other	4	5	4	5
Total cost of revenue	19	19	19	19
Gross profit	81	81	81	81
Operating expenses:
Research and development	24	25	24	24
Sales and marketing	50	52	51	50
General and administrative	13	14	13	14
Total operating expenses	88	91	88	89
Loss from operations	(7)	(10)	(7)	(8)
Total other expense	(7)	(1)	(4)	(1)
Loss before income tax expense	(14)	(10)	(11)	(9)
Income tax expense	(0)	—	(0)	—
Net loss	(14)%	(11)%	(12)%	(9)%

Percentages are based on actual values. Totals may not sum due to rounding.

Three and Six Months Ended June 30, 2020 Compared to the Three and Six Months Ended June 30, 2019

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenues:
Subscription	$196,415	$155,876	$40,539	26%	$387,643	$300,102	$87,541	29%
Professional services and other	7,193	7,379	(186)	-3%	14,932	14,951	(19)	0%
Total revenue	$203,608	$163,255	$40,353	25%	$402,575	$315,053	$87,522	28%

Three month change

Subscription revenue increased during the three months ended June 30, 2020 compared to the same period in 2019 primarily due to the increase in Total Customers, which grew from 64,836 as of June 30, 2019 to 86,672 as of June 30, 2020. Total Average Subscription Revenue per Customer decreased from $9,913 for the three months ended June 30, 2019 to $9,466 for the three months ended June 30, 2020. The growth in Total Customers was primarily driven by our increased sales representative capacity to meet market demand as well as the freemium model. The decrease in average subscription revenue per customer was driven primarily by the volume of continued purchases of our lower priced starter products and downgrades as a result of the pandemic.

The 3% decrease in professional services and other revenue resulted primarily from changes to our pricing structure in March, as well as fewer events and classroom trainings being held due to social gathering restrictions and travel bans caused by the pandemic.

Six month change

Subscription revenue increased during the six months ended June 30, 2020 compared to the same period in 2019 primarily due to the increase in Total Customers, which grew from 64,836 as of June 30, 2019 to 86,672 as of June 30, 2020. Total Average Subscription Revenue per Customer decreased from $9,871 for the six months ended June 30, 2019 to $9,651 for the six months ended June 30, 2020. The growth in Total Customers was primarily driven by our increased sales representative capacity to meet market demand as well as the freemium model. The decrease in average subscription revenue per customer was driven primarily by the volume of continued purchases of our lower priced starter products and downgrades as a result of the pandemic.

The slight decrease in professional services and other revenue resulted primarily from changes to our pricing structure in March, as well as fewer events and classroom trainings being held due to social gathering restrictions and travel bans caused by the pandemic.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Total cost of revenue	$38,777	$31,142	$7,635	25%	$77,061	$60,720	$16,341	27%
Gross profit	$164,831	$132,113	$32,718	25%	$325,514	$254,333	$71,181	28%
Gross margin percentage	81%	81%			81%	81%

Total cost of revenue for the three and six months ended June 30, 2020 increased compared to the same period in 2019 primarily due to an increase in subscription and hosting costs, amortization of capitalized software development costs, employee-related costs, allocated overheard expenses, and amortization of acquired technology. Gross margins remained consistent year-over-year.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Subscription cost of revenue	$30,400	$23,578	$6,822	29%	$60,135	$44,879	$15,256	34%
Percentage of subscription revenue	15%	15%			16%	15%

The increase in subscription cost of revenue for the three and six months ended June 30, 2020 compared to the same period in 2019 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)	(in thousands)
Subscription and hosting costs	$5,386	$11,324
Amortization of capitalized software development costs	921	1,817
Employee-related costs	288	1,556
Allocated overhead expenses	148	400
Amortization of acquired technology	79	159
	$6,822	$15,256

Three month change

Subscription and hosting costs increased primarily due to growth in our Total Customer base from 64,836 as of June 30, 2019 to 86,672 as of June 30, 2020. Additionally, we saw higher subscription and hosting costs as we focus on the security, reliability and performance of our Growth Platform. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products and increased functionality. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings, offset by reduced discretionary spending as a result of the pandemic. Allocated overhead expenses increased due to the expansion of our leased space and infrastructure as we continued to grow our business and expand headcount.  Amortization of acquired technology increased due to acquired technology being placed into service during the fourth quarter of 2019.

Six month change

Subscription and hosting costs increased primarily due to growth in our Total Customer base from 64,836 as of June 30, 2019  to 86,672 as of June 30, 2020. Additionally, we saw higher subscription and hosting costs as we focus on the security, reliability and performance of our Growth Platform. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products and increased functionality. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings, offset by reduced discretionary spending as a result of the pandemic. Allocated overhead expenses increased due to the expansion of our leased space and infrastructure as we continued to grow our business and expand headcount.  Amortization of acquired technology increased due to acquired technology being placed into service during the fourth quarter of 2019.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Professional services and other cost of revenue	$8,377	$7,564	$813	11%	$16,926	$15,841	$1,085	7%
Percentage of professional services and other revenue	116%	103%			113%	106%

The increase in professional services and other cost of revenue for the three and six months ended June 30, 2020 compared to the same period in 2019 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)	(in thousands)
Employee-related costs and allocated overhead expenses	$813	$1,085
	$813	$1,085

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

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Research and development	$49,372	$40,456	$8,916	22%	$95,573	$75,633	$19,940	26%
Percentage of total revenue	24%	25%			24%	24%

The increase in research and development expense for the three and six months ended June 30, 2020 compared to the same period in 2019 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)	(in thousands)
Employee-related costs	$6,809	$15,914
Allocated overhead expenses	2,107	4,026
	$8,916	$19,940

Three month change

Employee-related costs increased as a result of increased headcount as we continue to grow our engineering organization to develop new products, increase functionality and to maintain our existing Growth Platform, offset by reduced discretionary spending as a result of the pandemic. Allocated overhead expense increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount.

Six month change

Employee-related costs increased as a result of increased headcount as we continue to grow our engineering organization to develop new products, increase functionality and to maintain our existing Growth Platform, offset by reduced discretionary spending as a result of the pandemic. Allocated overhead expense increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount.

 Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Sales and marketing	$102,600	$84,079	$18,521	22%	$204,928	$158,984	$45,944	29%
Percentage of total revenue	50%	52%			51%	50%

The increase in sales and marketing expense for the three and six months ended June 30, 2020, compared to the same period in 2019 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)	(in thousands)
Employee-related costs	$11,176	$28,878
Allocated overhead expenses	3,270	6,069
Solutions Partner commissions	3,032	7,230
Marketing programs	1,043	3,767
	$18,521	$45,944

Three month change

Employee-related costs increased as a result of increased headcount as we continue to expand our selling and marketing organizations to grow our customer base, offset by reduced discretionary spending as a result of the pandemic. Allocated overhead expenses increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount. Solutions Partner commissions increased as a result of increased revenue generated through our partners. Marketing programs increased due to the timing and size of certain marketing efforts as we continue to make investments in attracting new customers.

Six month change

Employee-related costs increased as a result of increased headcount as we continue to expand our selling and marketing organizations to grow our customer base, offset by reduced discretionary spending as a result of the pandemic. Allocated overhead expenses increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount. Solutions Partner commissions increased as a result of increased revenue generated through our partners. Marketing programs increased due to the timing and size of certain marketing efforts as we continue to make investments in attracting new customers.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
General and administrative	$26,484	$23,303	$3,181	14%	$52,741	$44,477	$8,264	19%
Percentage of total revenue	13%	14%			13%	14%

The increase in general and administrative expense for the three and six months ended June 30, 2020 compared to the same period in 2019 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)	(in thousands)
Allocated overhead expenses	$1,831	$3,101
Employee-related costs	728	3,790
Customer credit card fees	622	1,373
	$3,181	$8,264

Three month change

Allocated overhead expenses increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount. Employee-related costs increased as a result of increased headcount as we continue to grow our business and require additional personnel to support our expanded operations, offset by reduced discretionary spending as a result of the pandemic. Customer credit card fees increased due to increased customer transactions as we continue to grow our business.

Six month change

Allocated overhead expenses increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount. Employee-related costs increased as a result of increased headcount as we continue to grow our business and require additional personnel to support our expanded operations, offset by reduced discretionary spending as a result of the pandemic. Customer credit card fees increased due to increased customer transactions as we continue to grow our business.

Other expense

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Interest income	$2,135	$5,424	$(3,289)	(61)%	$6,192	$9,598	$(3,406)	(35)%
Percentage of total revenue	1%	3%			2%	3%
Interest expense	$(16,809)	$(5,673)	$(11,136)	196%	$(22,761)	$(11,186)	$(11,575)	103%
Percentage of total revenue	(8)%	(3)%			(6)%	(4)%
Other expense	$(91)	$(672)	$581	(86)%	$(1,143)	$(684)	$(459)	67%
Percentage of total revenue	*	*			*	*
*	not meaningful

Interest income primarily consists of interest earned on invested cash and cash equivalents balances and investments. The decrease during three and six months ended June 30, 2020 is due to a decrease in yields on our investment balances.

Interest expense primarily consists of amortization of the debt discount and issuance costs and contractual interest expense related to our Notes, and the loss on early extinguishment of our 2022 Notes. The increase during the three and six months ended June 30, 2020 was primarily due to the $10.5 million loss on the early extinguishment of our 2022 Notes.

Other expense primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities. The increase (decrease) during the three and six months ended June 30, 2020 was primarily due to exchange rate fluctuations.

Income tax expense

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Income tax expense	$(1,011)	$(711)	$(300)	42%	$(1,677)	$(1,424)	$(253)	18%
Effective tax rate	4%	4%			4%	5%

Income tax expense consists of current and deferred taxes for U.S. and foreign income taxes.

Liquidity and Capital Resources

Our principal sources of liquidity to date have been cash and cash equivalents, net accounts receivable, our common stock offerings, and our convertible notes offerings.

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents provided by operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Cash and cash equivalents	$201,086	$238,080
Working capital	962,873	809,963
Net cash and cash equivalents (used in) provided by operating activities	(10,679)	51,413
Net cash and cash equivalents used in investing activities	(277,154)	(273,153)
Net cash and cash equivalents provided by financing activities	213,577	350,426

Our cash and cash equivalents at June 30, 2020 were held for working capital purposes. At June 30, 2020, $51.3 million of our cash and cash equivalents was held in accounts outside the United States. We do not assert indefinite reinvestment of our foreign earnings because these earnings have been subject to United States Federal tax.  While we have concluded that any incremental tax incurred upon ultimate distribution of these earnings to be immaterial, our current plans do not demonstrate a need to repatriate undistributed earnings to fund our U.S. operations.

Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of the pandemic and other risks detailed in the section titled “Risk Factors” included under Part II, Item 1A. However, based on our current business plan and revenue prospects, we believe that our existing cash, cash equivalents and investment balances, and our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months.

Net Cash and Cash Equivalents Provided by Operating Activities

Net cash and cash equivalents provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash and cash equivalents provided by operating activities during the six months ended June 30, 2020, primarily reflected our net loss of $47.1 million, the portion of the repayment of the 2022 Notes attributable to the debt discount of $48.7 million and accretion of bond discounts of $3.5 million offset by non-cash expenses that included $17.7 million of depreciation and amortization, $58.8 million in stock-based compensation, $10.5 million of loss on early extinguishment of 2022 Notes and $11.7 million of amortization of debt discount and issuance costs. Working capital sources of cash and cash equivalents included a $7.1 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $5.9 million decrease in accounts receivable related to increased collection, a $1.8 million increase in accounts payable related to timing of bill payments, a $13.4 million increase in right-of-use asset, and a $0.4 million increase in accrued expenses and other liabilities. These sources of cash and cash equivalents were offset by a $20.4 million increase in prepaid expenses and other assets, a $12.3 million decrease in operating lease liabilities, and a $5.8 million increase in deferred commissions.

Net cash and cash equivalents provided by operating activities during the six months ended June 30, 2019 primarily reflected our net loss of $28.5 million and accretion of bond discounts of $6.8 million offset by non-cash expenses that included $14.0 million of depreciation and amortization, $49.9 million in stock-based compensation and $10.7 million of amortization of debt discount and issuance costs. Working capital sources of cash and cash equivalents included an $12.8 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $3.9 million decrease in accounts receivable related to increased collection, a $9.3 million increase in right-of-use asset, a $5.0 million increase in accounts payable related to timing of bill payments, and a $3.3 million increase in accrued expenses and other liabilities. These sources of cash and cash equivalents were offset by a $10.2 million decrease in lease liabilities, a $6.3 million increase in prepaid expenses and other assets, and a $5.5 million increase in deferred commissions

Net Cash and Cash Equivalents Used in Investing Activities

Our investing activities have consisted primarily of purchases, maturities and sale of investments, property and equipment purchases, and capitalization of software development costs. Capitalized software development costs are related to new products or improvements to our existing software platform that expands the functionality for our customers.

Net cash and cash equivalents used in investing activities during the six months ended June 30, 2020 consisted primarily of $967.0 million purchases of investments, $19.9 million of purchased property and equipment, $1.0 million of purchases of strategic investments, and $10.2 million of capitalized software development costs. These uses of cash were offset by $710.0 million received related to the maturity of investments and $10.9 million received for sale of investments.

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

Net Cash and Cash Equivalents Provided by Financing Activities

Our financing activities have consisted primarily of our stock offerings, the various components of our 2025 Notes offering, the various components of our 2022 Notes repayment, the issuance of our common stock under our stock plans, payments of employee taxes related to the net share settlement of stock-based awards, and repayments of our finance lease obligations.

For the six months ended June 30, 2020 cash provided by financing activities consisted of $450.6 million of net proceeds from the issuance of the 2025 Notes, $362.5 million of proceeds from the settlement of the Convertible Note Hedges related to the 2022 Notes, and $15.2 million of proceeds related to issuance of common stock under stock plans. This source of cash was offset by $234.4 million used for repayment of the 2022 Notes attributable to the principal, $327.5 million for payment to settle the Warrants related to the 2022 Notes, $50.6 million for payment of the Capped Call Options related to the 2025 Notes, and $2.2 million used for payment of employee taxes related to the net share settlement of stock-based awards.

For the six months ended June 30, 2019, cash provided by financing activities consisted primarily of $342.6 million of net proceeds related to common stock offering and $10.7 million of proceeds related to issuance of common stock under stock plans. This source of cash was offset by $2.7 million used for payment of employee taxes related to the net share settlement of stock-based awards.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2020 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Contractual Obligations and Commitments

As of June 30, 2020, there were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K filed with the SEC on February 12, 2020, other than those in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Recent Accounting Pronouncements in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the three months ended June 30, 2020 we had no material off-balance sheet arrangements, exclusive of operating leases and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

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

Market Risk and Market Interest Risk

In May 2017, we issued $400 million aggregate principal amount of convertible senior notes due 2022, of which $272.1 million was repurchased in June 2020. Also in June 2020, we issued $460 million aggregate principal amount of convertible senior notes due 2025.

The fair value of our convertible senior notes is subject to interest rate risk, market risk and other factors due to the convertible feature.  The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Generally, the fair value of the Notes will increase as interest rates fall and decrease as interest rates rise. Additionally, we carry the convertible senior notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

The table below provides a sensitivity analysis of hypothetical 10% changes of our stock price as of June 30, 2020 and the estimated impact on the fair value of the Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such event may have on the fair value of the Notes.

2022 Notes

Hypothetical change in HubSpot stock price	Fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$322,510	$18,931	6%
No change	$303,579	$—	—
10% decrease	$264,967	$(38,612)	(13)%

2025 Notes

Hypothetical change in HubSpot stock price	Fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$515,596	$23,451	5%
No change	$492,145	$—	—
10% decrease	$463,064	$(29,081)	(6)%

Item 4.	Controls and Procedures

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

In December 2019, a novel coronavirus disease, or COVID-19, was reported and in January 2020, the World Health Organization, or WHO, declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic, or pandemic. The pandemic, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours.

Our operations have also been negatively affected by a range of external factors related to the pandemic that are not within our control. For example, many cities, counties, states, and even countries have imposed or may impose a wide range of restrictions on the physical movement of our employees, partners and customers to limit the spread of the pandemic, including physical distancing, travel bans and restrictions, closure of non-essential business, quarantines, work-from-home directives, shelter-in-place orders, and limitations on public gatherings. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide. In March 2020, we temporarily closed our global offices, including our corporate headquarters, suspended all company-related travel, and all HubSpot employees globally were required to work from home for several months during the height of the pandemic. We shifted our Solutions Partner events and INBOUND 2020 to virtual-only experiences, and have cancelled other customer and industry events. Although we have begun to slowly re-open our offices on a staggered, region-by-region basis in accordance with local authority guidelines, we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. All of these changes may disrupt the way we operate our business. Given that the economic consequences of the pandemic have been exceptionally challenging for many of our customers and prospects, we have also implemented certain changes to our pricing structure, including reducing prices on our Starter Growth Suite, offering certain product functionality free of charge, suspending marketing email send limits, and offering a six-month advance on commissions to certain of our Solutions Partners.

Moreover, the conditions caused by the pandemic can affect the rate of spending on software products and have adversely affected our customers’ ability or willingness to purchase our offerings; the timing of our current or prospective customers’ purchasing decisions; pricing discounts or extended payment terms; reductions in the amount or duration of customers’ subscription contracts; or increase customer attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance. If the pandemic has a continued and substantial impact on the ability of our customers to purchase our offerings, our results of operations and overall financial performance may be harmed.

The duration and extent of the impact from the pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, the disruption caused by such actions, and the impact of these and other factors on our employees, customers, partners and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

To the extent the pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including, in particular, risks related to our dependence on customer renewals, the addition of new customers and increased revenue from existing customer, risks that our operating results could be negatively affected by changes in the sizes or types of businesses that purchase our platform and the risk that weakened global economic conditions may harm our industry, business and results of operations.

We have a history of losses and may not achieve profitability in the future.

We generated net losses of 47.1 million and $28.5 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $445.2 million. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to grow our marketing, sales and customer service operations, develop and enhance our Growth Platform, scale our data center infrastructure and services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

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

Our head count and operations have grown substantially. For example, we had 3,769 full-time employees as of June 30, 2020, as compared with 3,387 as of December 31, 2019 and we have opened 8 international offices since 2013. We also plan to open additional international offices in the future. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

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

On July 12, 2016, the European Commission adopted the EU-US Privacy Shield, a framework for the transfer of personal data from the European Union to the United States,  as a successor to the Safe Harbor framework that was invalidated by the European Court of Justice in October 2015. We certified to the EU-US Privacy Shield. On July 16, 2020, the European Court of Justice invalidated the EU–US Privacy Shield ruling that it failed to offer adequate protections for European Union personal data transferred to the United States. The European Court of Justice, in the same decision, deemed that the Standard Contractual Clauses, or SCCs, approved by the European Commission for transfers of personal data between European Union controllers and non-European Union processors are valid, however the European Court of Justice deemed that transfers made pursuant to the SCCs need to be analyzed on a case-by-case basis to ensure the European Union’s standards of data protection are met. Our customer agreements include SCCs. However, as a result of this decision, companies may be required to adopt additional measures to accomplish transfers of personal data to the United States and other third countries in compliance with the GDPR, and there continue to be concerns about whether the SCCs will face additional challenges. Until the remaining legal uncertainties regarding how to legally continue these transfers are settled, we will continue to face uncertainty as to whether our customers will be permitted to transfer personal data to the United States for processing by us as part of our platform services. If such data transfer to the United States is not permitted, it could have a negative effect on our existing business and on our ability to attract and retain new customers. Our customers may view alternative data transfer mechanisms as being too costly, too burdensome, too legally uncertain or otherwise objectionable and therefore decide not to do business with us. For example, some of our customers or potential customers who do business in the European Union may require their vendors to host all personal data within the European Union and may decide to do business with one of our competitors who hosts personal data within the European Union instead of doing business with us.

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

Servicing our debt may require a significant amount of cash.  We may not have sufficient cash flow from our business to pay our indebtedness, and we may not have the ability to raise the funds necessary to settle for cash conversions of the Notes or to repurchase the Notes for cash upon a fundamental change, which could adversely affect our business and results of operations.

We incurred indebtedness in the aggregate principal amount of $400.0 million in connection with the issuance of our 0.25% convertible senior notes due June 1, 2022, or the 2022 Notes. In June 2020, the Company exchanged approximately $272.1 million in aggregate principal amount of the 2022 Notes in privately-negotiated transactions for an aggregate of approximately $283.0 million in cash and 1.6 million shares of common stock. Following the partial repurchase of the 2022 Notes, $127.8 million of the 2022 Notes remained outstanding. In June 2020, concurrent with the partial repurchase of the 2022 Notes, we incurred indebtedness in the aggregate principal amount of $460.0 million in connection with the issuance of our 0.375% convertible senior notes due June 1, 2025, or the 2025 Notes, and together with the 2022 Notes, the Notes. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

In addition, holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. Upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted.  We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture governing the notes or to pay any cash payable on future conversions of the Notes as required by such indenture would constitute a default under such indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

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

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2022 Notes or the 2025 Notes is triggered, the holders thereof will be entitled to convert the 2022 Notes or the 2025 Notes respectively, at any time during specified periods at their option.

Because the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended June 30, 2020 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending September 30, 2020. Whether the 2022 Notes that remain outstanding will be convertible following the calendar quarter ending September 30, 2020 will depend on the continued satisfaction of this condition or another conversion condition in the future. The 2025 Notes will be eligible for conditional conversion in any calendar quarter after the calendar quarter ending September 30, 2020. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. The Notes are currently classified as long-term debt.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

Under Financial Accounting Standards Board Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. ASC 470-20 requires the value of the conversion option of the Notes, representing the equity component, to be recorded as additional paid-in capital within stockholders’ equity in our consolidated balance sheet and as a discount to the Notes, which reduces their initial carrying value. The carrying value of the Notes, net of the discount recorded, will be accreted up to the principal amount of the Notes from the issuance date until maturity, which will result in non-cash charges to interest expense in our consolidated statement of operations. Accordingly, we will report lower net income or higher net loss in our financial results because ASC 470-20 requires interest to include both the current period’s accretion of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued.

In July 2019, the FASB issued an exposure draft that proposes to change the accounting for the convertible debt instruments described above. Under the exposure draft, an entity may no longer be required to separately account for the liability and equity components of convertible debt instruments. This could have the impact of reducing non-cash interest expense, and thereby increasing net income (or decreasing net losses). Additionally, as currently proposed, the treasury stock method for calculating earnings per share will no longer be allowed for convertible debt instruments whose principal amount may be settled using shares. Rather, the if-converted method may be required, which would decrease (increase) our diluted net income (loss) per share. We cannot be sure that the proposed changes in this exposure draft will be adopted or will be adopted in their current format. We also cannot be sure whether other changes may be made to the current accounting standards related to the Notes, or otherwise, that could have an adverse impact on our financial statements.

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

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share, our stock price has ranged from $25.79 to $231.17, through June 30, 2020. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

•	changes in operating performance and stock market valuations of cloud-based software or other technology companies, or those in our industry in particular;
•	price and volume fluctuations in the trading of our common stock and in the overall stock market, including as a result of trends in the economy as a whole;
•	sales of large blocks of our common stock or the dilutive effect of our Notes or any other equity or equity-linked financings;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business or industry, including data privacy and data security;
•	lawsuits threatened or filed against us;
•	changes in key personnel; and
•	other events or factors, including changes in general economic, industry and market conditions and trends.

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

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds to invest in future growth opportunities. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could seriously harm our business and operating results. If we incur debt, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. The Notes are and any additional equity or equity-linked financings would be dilutive to our stockholders. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. As a result, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults on Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed below are filed or incorporated by reference into this Report.

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Second Amended and Restated Bylaws of the Registrant

4.1(3)	Form of Common Stock certificate of the Registrant
4.2(4)	Indenture, dated as of June 4, 2020, between the Registrant, and Wilmington Trust, National Association, as trustee
4.3(5)	Form of 0.375% Convertible Senior Notes due 2025 (included in Exhibit 4.2)
10.1(6)	Form of Capped Call Transaction Confirmation

31.1(7)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2(7)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)
**	Filed herewith.

(1)	Filed as Exhibit 3.1 to Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 24, 2016 and incorporated herein by reference.
(2)	Filed as Exhibit 3.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 25, 2018 and incorporated herein by reference.
(3)

Filed as Exhibit 4.1 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 2014, and incorporated herein by reference.

(4)	Filed as Exhibit 4.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 5, 2020 and incorporated herein by reference.
(5)	Filed as Exhibit 4.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 5, 2020 and incorporated herein by reference.
(6)	Filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 5, 2020 and incorporated herein by reference.
(7)	Filed herewith.

*

The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUBSPOT, INC.

By:	/s/ Kate Bueker
Name:	Kate Bueker
Title:	Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Signatory)

August 5, 2020