Form 10-Q
period 2020-09-30
HUBSPOT INC
filed 2020-11-05
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2020

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

There were 45,887,624 shares of the registrant’s Common Stock issued and outstanding as of October 30, 2020.

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

PART I — Financial Information

Item 1.	Financial Statements

HubSpot, Inc.

Unaudited Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$124,895	$269,670
Short-term investments	1,059,615	691,834
Accounts receivable — net of allowance for doubtful accounts of $2,525 and $1,584 at September 30, 2020 and December 31, 2019, respectively	94,122	92,517
Deferred commission expense	39,666	32,078
Prepaid expenses and other current assets	40,516	23,625
Total current assets	1,358,814	1,109,724
Long-term investments	43,550	53,776
Property and equipment, net	95,352	83,649
Capitalized software development costs, net	22,839	16,793
Right-of-use assets	278,825	234,390
Deferred commission expense, net of current portion	23,712	19,110
Other assets	11,719	9,824
Intangible assets, net	10,013	11,752
Goodwill	30,597	30,250
Total assets	$1,875,421	$1,569,268
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,116	$12,842
Accrued compensation costs	40,079	26,318
Accrued expenses and other current liabilities	31,891	28,686
Operating lease liabilities	30,252	23,613
Deferred revenue	256,034	231,030
Total current liabilities	372,372	322,489
Operating lease liabilities, net of current portion	283,373	244,216
Deferred revenue, net of current portion	3,082	3,058
Other long-term liabilities	9,682	8,983
Convertible senior notes	474,048	340,564
Total liabilities	1,142,557	919,310
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	46	44
Additional paid-in capital	1,198,332	1,048,380
Accumulated other comprehensive loss	2,231	(336)
Accumulated deficit	(467,745)	(398,130)
Total stockholders’ equity	732,864	649,958
Total liabilities and stockholders’ equity	$1,875,421	$1,569,268

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Subscription	$221,058	$167,078	$608,702	$467,180
Professional services and other	7,327	6,543	22,259	21,494
Total revenue	228,385	173,621	630,961	488,674
Cost of revenues:
Subscription	33,181	25,671	93,316	70,550
Professional services and other	9,422	7,592	26,348	23,433
Total cost of revenues	42,603	33,263	119,664	93,983
Gross profit	185,782	140,358	511,297	394,691
Operating expenses:
Research and development	54,456	39,847	150,026	115,480
Sales and marketing	119,299	91,283	324,230	250,267
General and administrative	27,488	23,300	80,228	67,777
Total operating expenses	201,243	154,430	554,484	433,524
Loss from operations	(15,461)	(14,072)	(43,187)	(38,833)
Other expense:
Interest income	958	5,185	7,150	14,783
Interest expense	(7,062)	(5,760)	(29,823)	(16,946)
Other expense	(7)	(89)	(1,152)	(773)
Total other expense	(6,111)	(664)	(23,825)	(2,936)
Loss before income tax expense	(21,572)	(14,736)	(67,012)	(41,769)
Income tax expense	(926)	(251)	(2,603)	(1,675)
Net loss	$(22,498)	$(14,987)	$(69,615)	$(43,444)
Net loss per share, basic and diluted	$(0.49)	$(0.35)	$(1.57)	$(1.04)
Weighted average common shares used in computing basic and diluted net loss per share:	45,627	42,531	44,346	41,749

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(22,498)	$(14,987)	$(69,615)	$(43,444)
Other comprehensive loss:
Foreign currency translation adjustment	2,049	(947)	2,132	(997)
Changes in unrealized (loss) gain on investments, net of income taxes of ($15) thousand and ($91) thousand for the three and nine months ended September 30, 2020, and ($12) thousand and $257 thousand for the three and nine months ended September 30, 2019.	(279)	(203)	435	811
Comprehensive loss	$(20,728)	$(16,137)	$(67,048)	$(43,630)

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended September 30,
	2020	2019
Operating Activities:
Net loss	$(69,615)	$(43,444)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities
Depreciation and amortization	27,067	21,248
Stock-based compensation	90,022	73,659
Loss on early extinguishment of 2022 Convertible Notes	10,493	—
Repayment of 2022 Convertible Notes attributable to the debt discount	(48,675)	—
(Benefit) provision for deferred income taxes	(736)	49
Amortization of debt discount and issuance costs	18,188	16,184
Accretion of bond discount	(3,716)	(10,889)
Unrealized currency translation	(121)	(193)
Changes in assets and liabilities
Accounts receivable	(380)	(1,346)
Prepaid expenses and other assets	(22,596)	(6,217)
Deferred commission expense	(11,351)	(5,551)
Right-of-use assets	22,582	14,310
Accounts payable	3,070	6,195
Accrued expenses and other liabilities	13,780	955
Operating lease liabilities	(21,516)	(14,788)
Deferred revenue	21,492	20,910
Net cash and cash equivalents provided by operating activities	27,988	71,082
Investing Activities:
Purchases of investments	(1,377,442)	(967,994)
Maturities of investments	1,013,270	689,614
Sale of investments	10,932	—
Purchases of property and equipment	(27,753)	(21,197)
Capitalization of software development costs	(15,644)	(9,139)
Purchases of strategic investments	(2,000)	(553)
Net cash and cash equivalents used in investing activities	(398,637)	(309,269)
Financing Activities:
Proceeds from issuance of 2025 Convertible Notes, net of issuance costs paid of $9.9 million	450,123	—
Proceeds from settlement of Convertible Note Hedges related to the 2022 Convertible Notes	362,492	—
Payments for settlement of Warrants related to the 2022 Convertible Notes	(327,543)	—
Repayment of 2022 Convertible Notes attributable to the principal	(234,366)	—
Payments for Capped Call Options related to the 2025 Convertible Notes	(50,600)	—
Proceeds from common stock offering, net of offering costs paid of $365	—	342,628
Employee taxes paid related to the net share settlement of stock-based awards	(4,637)	(4,767)
Proceeds related to the issuance of common stock under stock plans	22,256	18,926
Repayments of finance lease obligations	(28)	(249)
Net cash and cash equivalents provided by financing activities	217,697	356,538
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,361	(2,171)
Net increase in cash, cash equivalents and restricted cash	(150,591)	116,180
Cash, cash equivalents and restricted cash, beginning of period	278,515	117,114
Cash, cash equivalents and restricted cash, end of period	$127,924	$233,294
Supplemental cash flow disclosure:
Cash paid for interest	$508	$503
Cash paid for income taxes	$2,849	$2,395
Right-of-use assets obtained in exchange for operating lease liabilities	$65,013	$81,744
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$1,270	$1,871
Asset retirement obligations	$699	$1,106
Issuance of common stock for repayment of 2022 Convertible Notes	$330,497	$—

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Notes to Unaudited Consolidated Financial Statements

1. Organization and Operations

HubSpot, Inc. (the “Company”) provides software and support through its cloud-based customer relationship management, or CRM, platform to help businesses to grow better. The Company’s CRM platform includes marketing, sales, service, and website management products and features tools and integrations that enable businesses to attract, engage, and delight customers throughout the customer lifecycle.

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

In March 2020, the World Health Organization, or WHO, declared the outbreak of a disease caused by a novel strain of the coronavirus (COVID-19) to be a global pandemic, or pandemic. The Company has assessed the impact of the pandemic, and while the broader implications of the pandemic on the results of operations and overall financial performance remain uncertain, the Company assessed the potential impact on the September 30, 2020 financial statements and determined there were no material adjustments necessary with respect to these consolidated financial statements.

Given that the economic consequences of the pandemic have been exceptionally challenging for many customers, in March 2020, the Company implemented certain changes to pricing and packaging, including reducing prices on certain products and offering certain product functionality free of charge for a limited time. The Company also paid certain Solutions Partners six months of commissions in advance of them being earned.  While revenue, customer retention, and earnings are relatively predictable under a subscription-based business model, the potential effect of the pandemic will not be fully reflected in the results of operations and overall financial performance of the Company until future periods given the current macro-economic uncertainty.

In March 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law by the United States. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants, and investments. In June 2020, the Jobs Support Scheme (“JSS”) was announced by the Singapore government to provide support to employers and help enterprises retain their local employees during the pandemic. The CARES Act and the JSS did not have a material impact with respect to these consolidated financial statements.

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

In August 2020, the FASB issued guidance simplifying the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being bifurcated from the host contract and separately recognized as compared with current GAAP. In addition, it eliminates the treasury stock method for calculating diluted earnings per share for convertible instruments and requires the use of the if-converted method. The new standard is effective beginning in January 2022, with early adoption permitted. The Company is currently evaluating the impact of adoption of the standard on its consolidated financial statements.

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

Deferred Revenue and Deferred Commission Expense

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue. Deferred revenue during the nine months ended September 30, 2020 increased by $25.0 million resulting from $656.0 million of additional invoicing and was offset by revenue recognized of $631.0 million during the same period. $135.2 million of revenue was recognized during the three month period ended September 30, 2020 that was included in deferred revenue at the beginning of the period. $215.5 million of revenue was recognized during the nine month period ended September 30, 2020 that was included in deferred revenue at the beginning of the period. As of September 30, 2020, approximately $214.3 million of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year. The Company expects to recognize revenue on approximately 93% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

Additional contract liabilities of $1.5 million and $1.4 million were included in accrued expenses and other current liabilities on the consolidated balance sheet as of September 30, 2020 and December 31, 2019.

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

Deferred commission expense during the three months ended September 30, 2020 increased by $6.4 million as a result of deferring incremental costs of obtaining a contract of $17.5 million and was offset by amortization of $11.1 million during the same period. Deferred commission expense during the nine months ended September 30, 2020 increased by $12.2 million as a result of deferring incremental costs of obtaining a contract of $44.1 million and was offset by amortization of $31.9 million during the same period.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at the original invoiced amount less an allowance for doubtful accounts based on the probability of future collection. The probability of future collection is based on specific considerations of historical loss patterns and an assessment of the continuation of such patterns based on past collection trends and known or anticipated future economic events that may impact collectability. The pandemic has added uncertainty to the collectability of certain receivables, particularly in industries hard hit by the pandemic. As a result, the Company recorded an incremental reserve associated with the pandemic during the nine months ended September 30, 2020.

The following is a roll-forward of the Company’s allowance for doubtful accounts:

(in thousands)
Balance at December 31, 2019	$1,584
Provision	7,205
Write-offs, net of recoveries	(6,264)
Balance at September 30, 2020	$2,525

3. Leases

During the nine months ended September 30, 2020, the lease term began or was extended for various leases of office spaces globally. All leases, ranging from approximately 1 year to approximately 10 years, exclusive of renewal options, were determined to be operating leases with total estimated aggregate base rent payments of approximately $76.8 million. The Company recorded $65.3 million of right-of-use assets and $65.1 million of lease liabilities for these leases during the period upon the lease commencement or extensions.

The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of operating lease payments. To determine the estimated incremental borrowing rate, the Company uses publicly available credit ratings for peer companies. The Company estimates the incremental borrowing rate using yields for maturities that are in line with the duration of the lease payments. The weighted average discount rate for operating leases as of September 30, 2020 is 5.2%.

Operating lease costs were $11.9 million for the three months ended September 30, 2020, $32.6 million for the nine months ended September 30, 2020, $9.6 million for the three months ended September 30, 2019, and $25.1 million for the nine months ended September 30, 2019.

The Company leases its office facilities under non-cancelable operating leases. Unused spaces are generally subleased to third parties. Operating sublease income generated under all operating lease agreements for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Operating sublease income	$1,112	$563	$3,840	$1,694

Cash payments related to our operating lease liabilities were $11.6 million for the three months ended September 30, 2020, $31.4 million for the nine months ended September 30, 2020, $8.3 million for the three months ended September 30, 2019 and $23.0 million for the nine months ended September 30, 2019.

4. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, restricted stock units (“RSUs”), shares issued pursuant to the Employee Stock Purchase Plan (“ESPP”), the Warrants (defined below), the Conversion Option of the 2022 Notes, and the Conversion Option of the 2025 Notes (the “Conversion Options”) (Note 9) are considered to be potential common stock equivalents.

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(22,498)	$(14,987)	$(69,615)	$(43,444)
Weighted-average common shares outstanding — basic	45,627	42,531	44,346	41,749
Dilutive effect of share equivalents resulting from stock options, RSUs, ESPP, Warrants and the Conversion Options	—	—	—	—
Weighted-average common shares, outstanding — diluted	45,627	42,531	44,346	41,749
Net loss per share, basic and diluted	$(0.49)	$(0.35)	$(1.57)	$(1.04)

Since the Company incurred net losses for each of the periods presented, diluted net loss per share is the same as basic net loss per share. All of the Company’s outstanding stock options, RSUs, and shares issuable under the ESPP, as well as the Warrants and Conversion Options were excluded in the calculation of diluted net loss per share as the effect would be anti-dilutive.

The Company expects to settle the principal amount of the 2022 Notes and the 2025 Notes (the “Notes”) in cash, and therefore, the Company uses the treasury stock method for calculating any potential dilutive effect of the Warrants and Conversion Options on diluted net income per share, if applicable.  As a result, only the amount by which the conversion cost of the Notes, if settled in shares, exceeds the aggregated principal amount of the Notes (the “Conversion Spread”) is considered in the diluted earnings per share computation. The Conversion Spread has a dilutive impact on net income per share when the average market price of the Company’s common stock for a given period of time exceeds the initial conversion price of $94.77 per share for the 2022 Notes and $282.52 for the 2025 Notes. The average stock price for the three month period ended September 30, 2020 was $262.12 and for the nine month period ended September 30, 2020 was $203.21.

As the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended September 30, 2020 was equal to or greater than 130% of the conversion price of $94.77 on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending September 30, 2020. For disclosure purposes, the potentially dilutive effect of the Conversion Spread is calculated and included in the table below.

As of September 30, 2020, the conditions allowing holders of the 2025 Notes to convert have not been met as the conversion rights can only be exercised after September 30, 2020.  Also, the last reported price of the Company's common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended September 30, 2020 was not equal to or greater than 130% of the conversion price of $282.52 on each applicable trading day.

The Warrants give the holders the option to purchase the Company’s common stock at $115.80 per share. If the market value per share of the Company’s common stock exceeds the $115.80 share price, the Warrants could have a dilutive effect.

The following table contains all potentially dilutive common stock equivalents.

	As of September 30,
	2020	2019
	(in thousands)
Options to purchase common shares	1,170	1,532
RSUs	1,726	1,688
Conversion Option of the 2022 Notes and Warrants	1,614	3,495
Conversion Option of the 2025 Notes	—	—
ESPP	17	8

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at September 30, 2020 and December 31, 2019:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$21,536	$—	$—	$21,536
Commercial paper	—	5,989	—	5,989
Corporate bonds	—	122,205	—	122,205
U.S. Treasury securities	—	974,577	—	974,577
Certificates of deposit	—	394	—	394
Restricted cash:
Money market funds	—	3,029	—	3,029
Total	$21,536	$1,106,194	$—	$1,127,730

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$96,618	$—	$—	$96,618
Commercial paper	—	87,185	—	87,185
Corporate bonds	—	87,138	—	87,138
U.S. Treasury securities	—	631,174	—	631,174
Restricted cash:
Certificates of deposit	—	5,816	—	5,816
Money market funds	—	3,029	—	3,029
Total	$96,618	$814,342	$—	$910,960

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents, and restricted cash (within prepaid expenses and other current assets and other long-term assets) on the consolidated balance sheets. At September 30, 2020 and December 31, 2019, Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.

As of September 30, 2020, the fair value of the 2022 Notes was $393.1 million and the fair value of the 2025 Notes was $582.9 million.  The fair values were determined based on the quoted prices of the 2022 and 2025 Notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 within the fair value hierarchy.

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

Strategic investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the statement of operations. The Company holds $6.2 million of strategic investments without readily determinable fair values at September 30, 2020 and $4.4 million of strategic investments without readily determinable fair values at December 31, 2019. These investments are included in other assets on the consolidated balance sheets. For the nine month period ended September 30, 2020, the Company recorded an impairment of $250 thousand.

The following tables summarize the composition of our short- and long-term investments at September 30, 2020 and December 31, 2019.

	September 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$5,989	$—	$—	$5,989
Corporate bonds	121,501	716	(12)	122,205
U.S. Treasury securities	974,496	95	(14)	974,577
Certificates of deposit	394	—	—	394
Total	$1,102,380	$811	$(26)	$1,103,165

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$77,214	$—	$—	$77,214
Corporate bonds	86,900	251	(13)	87,138
U.S. Treasury securities	581,066	207	(15)	581,258
Total	$745,180	$458	$(28)	$745,610

For all of our securities for which the amortized cost basis was greater than the fair value at September 30, 2020, the Company has concluded that there is no plan to sell the security nor is it more likely than not that the Company would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, the Company considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

Contractual Maturities

The contractual maturities of short-term and long-term investments held at September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020		December 31, 2019
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
	(in thousands)		(in thousands)
Due within one year	$1,059,102	$1,059,615	$691,556	$691,834
Due after 1 year through 2 years	43,278	43,550	53,624	53,776
Total	$1,102,380	$1,103,165	$745,180	$745,610

6. Restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows for the three months ended September 30, 2020 and 2019.

	September 30, 2020	September 30, 2019	December 31, 2019
	(in thousands)
Cash and cash equivalents	$124,895	$225,770	$269,670
Restricted cash, included in prepaid expenses and other current assets	—	6,019	5,816
Restricted cash, included in other assets	3,029	1,505	3,029
Total cash, cash equivalents, and restricted cash	$127,924	$233,294	$278,515

7. Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Computer equipment and purchased software	$14,591	$13,028
Employee related computer equipment	19,167	13,829
Furniture and fixtures	19,169	14,319
Leasehold improvements	87,326	56,618
Equipment under finance lease	3,450	3,450
Internal-use software	11,318	7,770
Construction in progress	4,758	23,714
Total property and equipment	159,779	132,728
Less accumulated depreciation	(64,427)	(49,079)
Property and equipment, net	$95,352	$83,649

Depreciation and amortization expense on property and equipment was $5.5 million for the three months ended September 30, 2020, $15.1 million for the nine months ended September 30, 2020, $3.8 million for the three months ended September 30, 2019 and $11.2 million for the nine months ended September 30, 2019.

8. Capitalized Software Development Costs

Capitalized software development costs, exclusive of those recorded within property and equipment, consisted of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Gross capitalized software development costs	$78,605	$61,641
Accumulated amortization	(55,766)	(44,848)
Capitalized software development costs, net	$22,839	$16,793

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Software development costs capitalized	$5,352	$4,388	$16,964	$10,625
Stock-based compensation included in capitalized software development costs	$687	$640	$2,179	$1,755
Amortization of capitalized software development costs	$4,123	$2,661	$11,252	$7,727

9. Convertible Senior Notes

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

Each $1,000 of principal amount of the 2025 Notes will initially be convertible into 3.5396 shares of the Company’s common stock (the “Conversion Option of the 2025 Notes”), which is equivalent to an initial conversion price of approximately $282.52 per share, subject to adjustment upon the occurrence of certain specified events. On or after March 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2025 Notes at any time. The 2025 Notes will be convertible at the option of the holders prior to the close of business on the business day immediately preceding March 1, 2025 under certain circumstances as described in the indenture governing the 2025 Notes (the “Indenture”).  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The Company expects to settle the principal amount of the 2025 Notes in cash. If the Company undergoes a fundamental change prior to the maturity date, holders of the notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date or if the Company delivers a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event or convert its 2025 Notes called for redemption in connection with such notice of redemption, as permitted by the Indenture.  As of September 30, 2020, the conditions allowing holders of the 2025 Notes to convert have not been met. The 2025 Notes were therefore not convertible during the three or nine months ended September 30, 2020. The 2025 Notes are classified as long-term debt.

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

The net carrying amount of the liability component of the 2025 Notes is as follows:

	As of September 30, 2020	As of December 31, 2019
	(in thousands)
Principal	$460,000	$—
Unamortized debt discount	(93,192)	—
Unamortized issuance costs	(7,322)	—
Net carrying amount	$359,486	$—

The net carrying amount of the equity component of the 2025 Notes is as follows:

	As of September 30, 2020	As of December 31, 2019
	(in thousands)
Debt discount for conversion option	$98,730	$—
Issuance costs	(2,120)	—
Net carrying amount	$96,610	$—

Interest expense related to the 2025 Notes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Contractual interest expense	$431	$—	$556	$—
Amortization of debt discount	4,320	—	5,538	—
Amortization of issuance costs	339	—	435	—
Total interest expense	$5,090	$—	$6,529	$—

In connection with the offering of the 2025 Notes, the Company purchased capped call options (“Capped Call Options”) with respect to its common stock for $50.6 million. The Capped Call Options are purchased call options that give the Company the option to purchase up to approximately 1.6 million shares of its common stock for $282.52 per share, which corresponds to the approximate initial conversion price of the 2025 Notes. The Capped Call Options were purchased in order to offset potential dilution to the Company’s common stock upon any conversion of the 2025 Notes, subject to a cap of $426.44 per share, and expire concurrently with the 2025 Notes. The Capped Call Options automatically settle in components commencing on April 16, 2025 and are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event; a tender offer; and a nationalization, insolvency or delisting involving the Company. In addition, the Capped Call Options are subject to certain specified additional disruption events that may give rise to a termination of the Capped Call Options, including changes in law, insolvency filings, and hedging disruptions. Since the transaction meets certain accounting criteria, the $50.6 million paid for the Capped Call Options is recorded in stockholders’ equity as a reduction in additional paid-in capital and are not accounted for as separate derivative financial instruments.

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

Each $1,000 principal amount of the 2022 Notes are currently convertible into 10.5519 shares of the Company’s common stock (the “Conversion Option of the 2022 Notes”), which is equivalent to an initial conversion price of approximately $94.77 per share, subject to adjustment upon the occurrence of specified events. On or after February 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time. The 2022 Notes are convertible at the option of the holders prior to the close of business on the business day immediately preceding February 1, 2022 under certain circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The Company expects to settle the principal amount of the 2022 Notes in cash. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended September 30, 2020 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending September 30, 2020. In the third quarter of 2020, the Company settled $1 thousand of principal balance of the 2022 Notes in cash. Between the end of the most recently completed fiscal quarter and October 30, 2020, the Company has received conversion notices for approximately $2.1 million of the principal balance of the 2022 Notes. The Company expects to settle the principal amount of the 2022 Notes in cash.

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

In June 2020, the Company used part of the net proceeds from the issuance of the 2025 Notes for the partial repurchase of the 2022 Notes, which consisted of a repurchase of $272.1 million aggregate principal amount of the 2022 Notes for an aggregate purchase price of approximately $283.0 in cash and approximately 1.6 million shares of its common stock at $207.17 per share. Of the $613.5 million in aggregate consideration, $248.7 million was allocated to the fair value of the debt component of the repurchase, and $364.8 million was allocated to the equity component (the associated Conversion Option of the 2022 Notes) of the repurchases, respectively, utilizing a discount rate of 4.9% to determine the fair value of the liability component. This rate was based on the Company’s estimated borrowing rate for a similar liability with the same maturity, but without the associated conversion option. To derive this effective discount rate, the Company utilized observable market rates for liabilities with similar estimated credit characteristics. As of the partial repurchase date, the carrying value of the 2022 Notes subject to the 2022 Notes partial repurchase, net of unamortized debt discount and issuance costs, was $238.2 million. The 2022 Notes partial repurchase and issuance of the 2025 Notes were deemed to have substantially different terms due to the significant difference between the value of the conversion option immediately prior to and after the exchange, and accordingly, the 2022 Notes partial repurchase was accounted for as a debt extinguishment. The 2022 Notes partial repurchase resulted in a $10.5 million loss on early extinguishment of debt, which is recorded within interest expense on the Company’s statements of operations. The loss on extinguishment was determined by comparing the consideration attributed to the fair value of the debt component with the carrying value of the debt component, which includes the proportionate amounts of unamortized debt discount and the remaining unamortized debt issuance costs. In connection with the partial repurchase of the 2022 Notes, the consideration allocated to the equity component of $364.8 million was recorded as a reduction to additional paid-in capital on the Company’s consolidated balance sheet. The Company also reversed a corresponding portion of the associated deferred tax liability and increased the Company’s valuation allowance on its US deferred tax assets, resulting in no net deferred tax impact. As of September 30, 2020, $127.8 million of principal remains outstanding on the 2022 Notes.

In connection with the partial repurchase of the 2022 Notes, the Company terminated Convertible Note Hedges corresponding to  approximately 2.9 million shares of the Company’s common stock in exchange for cash consideration of $362.5 million, and certain counterparties terminated Warrants corresponding to approximately 2.9 million shares of the Company’s common stock in exchange for cash consideration of $327.6 million. The net proceeds of $34.9 million received from these transactions were recorded as an increase to additional paid-in capital. As of September 30, 2020, Convertible Note Hedges giving the Company the option to purchase approximately 1.3 million shares of the Company’s common stock and Warrants giving certain counterparties the option to acquire up to 1.3 million shares of the Company’s common stock remain outstanding.

The net carrying amount of the liability component of the 2022 Notes is as follows:

	As of September 30, 2020	As of December 31, 2019
	(in thousands)
Principal	$127,841	$399,992
Unamortized debt discount	(12,356)	(55,299)
Unamortized issuance costs	(923)	(4,129)
Net carrying amount	$114,562	$340,564

The net carrying amount of the equity component of the 2022 Notes is as follows:

	As of September 30, 2020	As of December 31, 2019
	(in thousands)
Debt discount for conversion option	$33,880	$106,006
Issuance costs	(912)	(2,854)
Net carrying amount	$32,968	$103,152

Interest expense related to the 2022 Notes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Contractual interest expense	$80	$250	$534	$750
Amortization of debt discount	1,737	5,126	11,366	15,060
Amortization of issuance costs	130	383	849	1,124
Total interest expense	$1,947	$5,759	$12,749	$16,934

The net equity impact, included in additional paid-in capital, of the above components of the 2022 Notes is as follows:

(in thousands)
Conversion Option	$(364,835)
Issuance of common stock for repayment of 2022 Notes	330,497
Proceeds from settlements of Convertible Note Hedges	362,492
Payments for settlement of Warrants	(327,543)
$611

10. Commitments and Contingencies

Contractual Obligations

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through May 2031. Lease expense for non-cancelable operating leases with free rental periods or scheduled rent increases is recognized on a straight-line basis over the terms of the leases. Improvement reimbursements from landlords of $20.9 million are being amortized on a straight-line basis into lease expense over the terms of the leases. Certain leases contain optional termination dates. The table below only includes payments up to the optional termination date. If the Company were to extend leases beyond the optional termination date, the future commitments would increase by approximately $86.8 million.

Future minimum payments under all operating and finance lease agreements as of September 30, 2020 are as follows:

Operating
(in thousands)
2020	$12,151
2021	50,884
2022	49,554
2023	49,160
2024	47,879
Thereafter	183,531
Total	$393,159

As of September 30, 2020, there were no material changes in our vendor commitments under non-cancelable arrangements, as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2019 and related notes thereto contained in the Company’s Annual Report on Form 10-K, except as noted below.

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

11. Changes in Stockholders’ Equity

The following tables summarize the changes in stockholders’ equity for the nine months ended September 30, 2020 and 2019.

	Common Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances at December 31, 2019	42,955	$44	$1,048,380	$(336)	$(398,130)	$649,958
Issuance of common stock under stock plans, net of shares withheld for employee taxes	836	—	13,021	—	—	13,021
Equity component of 2025 Notes, net of issuance costs (Note 9)	—	—	96,610	—	—	96,610
Purchase of Capped Call Options	—	—	(50,600)	—	—	(50,600)
Equity component of the repayment of 2022 Notes (Note 9)	1,595	2	611	—	—	613
Stock-based compensation	—	—	59,769		—	59,769
Cumulative translation adjustment	—	—	—	82	—	82
Unrealized gain on investments, net of income taxes of ($76)	—	—	—	715	—	715
Net loss	—	—	—	—	(47,117)	(47,117)
Balances at June 30, 2020	45,386	$46	$1,167,791	$461	$(445,247)	$723,051
Issuance of common stock under stock plans	315	—	1,469	—	—	1,469
Restricted stock units taxes paid in cash	—	—	(2,454)	—	—	(2,454)
Stock-based compensation	—	—	31,526	—	—	31,526
Cumulative translation adjustment	—	—	—	2,049	—	2,049
Unrealized loss on investments, net of income taxes of ($15)	—	—	—	(279)	—	(279)
Net loss	—	—	—	—	(22,498)	(22,498)
Balances at September 30, 2020	45,701	$46	$1,198,332	$2,231	$(467,745)	$732,864

	Common Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances at December 31, 2018	39,300	$40	$589,708	$(723)	$(344,384)	$244,641
Issuance of common stock under stock plans, net of shares withheld for employee taxes	825	1	7,756	—	—	7,757
Issuance of common stock in relation to common stock offering, net of offering costs incurred $365	2,151	2	342,628	—	—	342,630
Stock-based compensation	—	—	50,609		—	50,609
Cumulative translation adjustment	—	—	—	(50)	—	(50)
Unrealized gain on investments, net of income taxes of $269	—	—	—	1,014	—	1,014
Net loss	—	—	—	—	(28,457)	(28,457)
Balances at June 30, 2019	42,276	$43	$990,701	$241	$(372,841)	$618,144
Issuance of common stock under stock plans, net of shares withheld for employee taxes	363	—	2,184	—	—	2,184
Stock-based compensation	—	—	24,161	—	—	24,161
Cumulative translation adjustment	—	—	—	(947)	—	(947)
Unrealized gain on investments, net of income taxes of ($12)	—	—	—	(203)	—	(203)
Net loss	—	—	—	—	(14,987)	(14,987)
Balances at September 30, 2019	42,639	$43	$1,017,046	$(909)	$(387,828)	$628,352

12. Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ equity, for the nine months ended September 30, 2020.

	Cumulative Translation Adjustment	Unrealized Gain on Investments	Total
	(in thousands)
Beginning balance at January 1, 2020	$(610)	$274	$(336)
Other comprehensive loss before reclassifications	2,132	435	2,567
Amounts reclassified from accumulated other comprehensive income	—	—	—
Ending balance at September 30, 2020	$1,522	$709	$2,231

13. Stock-Based Compensation Expense

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Options	$1,576	$1,199	$4,983	$3,871
RSUs	27,259	21,406	80,054	66,227
Employee stock purchase plan	2,351	1,186	4,985	3,561
Total stock-based compensation expense	$31,186	$23,791	$90,022	$73,659

Effect of stock-based compensation expense on income by line item:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Cost of revenue, subscription	$1,140	$854	$3,114	$2,291
Cost of revenue, professional services and other	652	614	1,885	2,298
Research and development	10,244	8,019	29,063	25,663
Sales and marketing	13,300	8,947	36,984	27,275
General and administrative	5,850	5,357	18,976	16,132
Total stock-based compensation expense	$31,186	$23,791	$90,022	$73,659

Capitalized software development costs excluded from stock-based compensation expense is $871 thousand for the three months ended September 30, 2020, $2.7 million for the nine months ended September 30, 2020, $640 thousand for the three months ended September 30, 2019, and $1.8 million for the nine months ended September 30, 2019.

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

Revenues by geographical region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Americas	$145,221	$116,841	$410,080	$332,311
Europe	64,128	43,749	171,357	120,708
Asia Pacific	19,036	13,031	49,524	35,655
Total	$228,385	$173,621	$630,961	$488,674
Percentage of revenues generated outside of the Americas	36%	33%	35%	32%

Revenue derived from customers outside the United States (international) was approximately 44% of total revenue in the three months ended September 30, 2020, 42% for the nine months ended September 30, 2020, and 40% of total revenue in the three and nine months ended September 30, 2019.

Total long-lived assets by geographical region:

	As of September 30, 2020	As of December 31, 2019
	(in thousands)
Americas	$207,026	$175,821
Europe	155,881	127,395
Asia Pacific	11,270	14,823
Total long-lived assets	$374,177	$318,039
Percentage of long-lived assets held outside of the Americas	45%	45%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We provide software and support through a cloud-based customer relationship management, or CRM, platform to help businesses to grow better. Growing better means helping our customers grow without compromise, always solving for the customer, and creating a better experience for customers and company alike.  Our CRM platform includes marketing, sales, service, and website management products and features tools and integrations that enable businesses to attract, engage, and delight customers throughout the customer lifecycle.

We focus on selling to mid-market business-to-business, or B2B, companies, which we define as companies that have between two and 2,000 employees.  While our CRM platform was built to grow with any company, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving this market segment. These mid-market businesses seek an integrated, easy-to-implement and easy-to-use solution to reach customers and compete with organizations that have larger marketing, sales, and customer service budgets. We efficiently reach these businesses at scale through our proven inbound methodology, our Solutions Partners, and our “freemium” model. A Solutions Partner is a service provider that helps businesses with strategy, execution, and implementation of go-to-market activities and technology solutions. Our freemium model attracts customers who begin using our CRM platform through our free products and then upgrade to our paid products. As of September 30, 2020, we had 3,981 full-time employees and 95,634 Total Customers of varying sizes in more than 120 countries, representing almost every industry.

We derive most of our revenue from subscriptions to our cloud-based CRM platform and related professional services, which consist of customer on-boarding and training services. Subscription revenue accounted for 97% of total revenue for the three months ended September 30, 2020, 96% of total revenue for the nine months ended September 30, 2020, and 96% of total revenue for the three and nine months ended September 30, 2019. We sell multiple product plans at different base prices on a subscription basis, each of which includes our CRM and integrated applications to meet the needs of the various customers we serve. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We also generate additional revenue based on the purchase of additional subscriptions and products, and the number of account users, and subdomains. Our customers purchase a subscription to one or more of our products and commit for a specified subscription period, which is typically one year or less in duration.

Subscriptions are billed in advance on various schedules. Because the mix of billing terms for orders can vary from period to period, the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. Accordingly, we do not believe that change in deferred revenue is an accurate indicator of future revenue.

Many of our customers purchase on-boarding and training services which are designed to help customers enhance their ability to attract, engage and delight their customers using our CRM platform. Professional services and other revenue accounted for 3% of total revenue for the three months ended September 30, 2020, 4% of total revenue for the nine months ended September 30, 2020, and 4% of total revenue for the three and nine months ended September 30, 2019. We expect professional services and other margins to range from a moderate loss to breakeven for the foreseeable future.

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

 Our focus remains on promoting employee health and safety, serving our customers, and ensuring business continuity.  In March 2020, we temporarily closed our global offices, including our corporate headquarters, suspended all company-related travel, and all HubSpot employees globally were required to work from home. We shifted our Solutions Partner events and INBOUND 2020 to virtual-only experiences and have cancelled other customer and industry events. We have begun to slowly re-open our offices on a staggered, region-to-region basis in accordance with local authority guidelines, and are working to ensure that our return to work is thoughtful, prudent, and handled with an abundance of caution with the health of our employees being the top priority.

Given that the economic consequences of the pandemic have been exceptionally challenging for many of our customers and prospects, we also implemented certain changes to our pricing structure in March 2020, including reducing prices on our Starter Growth Suite, offering certain product functionality free of charge for a limited time, temporarily suspending marketing email send limits, and offering a six-month advance on commissions to certain of our Solutions Partners.

While the pandemic has not had a material adverse financial impact on our operations to date, the broader implications of the pandemic on our results of operations and overall financial performance will depend on future developments and conditions.  The pandemic and its adverse effects are prevalent in the locations where we, our customers, and partners conduct business.  As a result, at the outset of the pandemic, we experienced, and may again experience in the future, curtailed customer demand that could adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may be impacted by changes in our customers’ ability or willingness to purchase our offerings; changes in the timing of our current or prospective customers’ purchasing decisions; pricing discounts or extended payment terms; reductions in the amount or duration of customers’ subscription contracts; or increased customer attrition rates. While our revenue, customer retention, and earnings are relatively predictable as a result of our subscription-based business model, the effect of the pandemic will not be fully reflected in our results of operations and overall financial performance until future periods.

While the implications of the pandemic remain uncertain, we plan to continue to make investments to support business growth.  We believe that the growth of our business is dependent on many factors, including our ability to expand our customer base, increase adoption of our CRM platform within existing customers, develop new products and applications to extend the functionality of our CRM platform and provide a high level of customer service. We expect to invest in sales and marketing to support customer growth.  We also expect to invest in research and development as we continue to introduce new products and applications to extend the functionality of our CRM platform. We also intend to maintain a high level of customer service and support which we consider critical for our continued success. We plan to continue to invest in our data center infrastructure and services capabilities in order to support continued customer growth. We also expect to continue to incur general and administrative expenses to support our business and to maintain the infrastructure required to be a public company. We expect to use our cash flow from operations and the proceeds from our convertible debt and stock offerings to fund these growth strategies and support our business despite the potential impact from the pandemic and do not expect to be profitable in the near term.

See the section titled “Risk Factors” included under Part II, Item 1A below for further discussion of the possible impact of the pandemic on our business.

Results of Operations for the three and nine months ended September 30, 2020 and 2019

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Revenues:
Subscription	$221,058	$167,078	$608,702	$467,180
Professional services and other	7,327	6,543	22,259	21,494
Total revenue	228,385	173,621	630,961	488,674
Cost of revenues:
Subscription	33,181	25,671	93,316	70,550
Professional services and other	9,422	7,592	26,348	23,433
Total cost of revenues	42,603	33,263	119,664	93,983
Gross profit	185,782	140,358	511,297	394,691
Operating expenses:
Research and development	54,456	39,847	150,026	115,480
Sales and marketing	119,299	91,283	324,230	250,267
General and administrative	27,488	23,300	80,228	67,777
Total operating expenses	201,243	154,430	554,484	433,524
Loss from operations	(15,461)	(14,072)	(43,187)	(38,833)
Other expense:
Interest income	958	5,185	7,150	14,783
Interest expense	(7,062)	(5,760)	(29,823)	(16,946)
Other expense	(7)	(89)	(1,152)	(773)
Total other expense	(6,111)	(664)	(23,825)	(2,936)
Loss before income tax expense	(21,572)	(14,736)	(67,012)	(41,769)
Income tax expense	(926)	(251)	(2,603)	(1,675)
Net loss	$(22,498)	$(14,987)	$(69,615)	$(43,444)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Subscription	97%	96%	96%	96%
Professional services and other	3	4	4	4
Total revenue	100	100	100	100
Cost of revenue:
Subscription	15	15	15	14
Professional services and other	4	4	4	5
Total cost of revenue	19	19	19	19
Gross profit	81	81	81	81
Operating expenses:
Research and development	24	23	24	24
Sales and marketing	52	53	51	51
General and administrative	12	13	13	14
Total operating expenses	88	89	88	89
Loss from operations	(7)	(8)	(7)	(8)
Total other expense	(3)	—	(4)	(1)
Loss before income tax expense	(9)	(8)	(11)	(9)
Income tax expense	(0)	—	(0)	—
Net loss	(10)%	(9)%	(11)%	(9)%

Percentages are based on actual values. Totals may not sum due to rounding.

Three and Nine Months Ended September 30, 2020 Compared to the Three and Nine Months Ended September 30, 2019

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenues:
Subscription	$221,058	$167,078	$53,980	32%	$608,702	$467,180	$141,522	30%
Professional services and other	7,327	6,543	784	12%	22,259	21,494	765	4%
Total revenue	$228,385	$173,621	$54,764	32%	$630,961	$488,674	$142,287	29%

Three month change

Subscription revenue increased during the three months ended September 30, 2020 compared to the same period in 2019 primarily due to the increase in Total Customers, which grew from 68,803 as of September 30, 2019 to 95,634 as of September 30, 2020. Total Average Subscription Revenue per Customer decreased from $9,992 for the three months ended September 30, 2019 to $9,669 for the three months ended September 30, 2020. The growth in Total Customers was primarily driven by our increased sales representative capacity to meet market demand as well as increased demand for our freemium product offerings and lower priced starter products.  The decrease in average subscription revenue per customer was driven primarily by the volume of continued purchases of our lower priced starter products.

The 12% increase in professional services and other revenue resulted primarily from the increase in Total Customers and from the delivery of on-boarding services for the additional subscriptions sold, slightly offset by changes to our pricing structure in March 2020 as a result of the pandemic.

Nine month change

Subscription revenue increased during the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to the increase in Total Customers, which grew from 68,803 as of September 30, 2019 to 95,634 as of September 30, 2020. Total Average Subscription Revenue per Customer decreased from $9,921 for the nine months ended September 30, 2019 to $9,568 for the nine months ended September 30, 2020. The growth in Total Customers was primarily driven by our increased sales representative capacity to meet market demand as well as increased demand for our freemium product offerings and lower priced starter products.  The decrease in average subscription revenue per customer was driven primarily by the volume of continued purchases of our lower priced starter products and downgrades as a result of the pandemic.

The 4% increase in professional services and other revenue resulted primarily from the increase in Total Customers and from the delivery of on-boarding services for the additional subscriptions sold, slightly offset by changes to our pricing structure in March 2020 as a result of the pandemic and fewer classroom trainings being held due to social gathering restrictions and travel bans implemented due to the pandemic.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Total cost of revenue	$42,603	$33,263	$9,340	28%	$119,664	$93,983	$25,681	27%
Gross profit	$185,782	$140,358	$45,424	32%	$511,297	$394,691	$116,606	30%
Gross margin percentage	81%	81%			81%	81%

Total cost of revenue for the three and nine months ended September 30, 2020 increased compared to the same period in 2019 primarily due to an increase in subscription and hosting costs, amortization of capitalized software development costs, employee-related costs, allocated overheard expenses, and amortization of acquired technology. Gross margins remained consistent year-over-year.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Subscription cost of revenue	$33,181	$25,671	$7,510	29%	$93,316	$70,550	$22,766	32%
Percentage of subscription revenue	15%	15%			15%	15%

The increase in subscription cost of revenue for the three and nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)	(in thousands)
Subscription and hosting costs	$4,594	$15,914
Amortization of capitalized software development costs	1,311	3,175
Employee-related costs	1,613	3,130
Allocated overhead expenses	312	708
Amortization of acquired technology	(320)	(161)
	$7,510	$22,766

Three month change

Subscription and hosting costs increased primarily due to growth in our Total Customer base from 68,803 as of September 30, 2019 to 95,634 as of September 30, 2020. Additionally, we saw higher subscription and hosting costs as we focus on the security, reliability and performance of our CRM platform. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products and increased functionality. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Allocated overhead expenses increased due to the expansion of our leased space and infrastructure as we continued to grow our business and expand headcount.  Amortization of acquired technology decreased due to certain acquired technology reaching the end of its useful life during the quarter ended September 30, 2020.

Nine month change

Subscription and hosting costs increased primarily due to growth in our Total Customer base from 68,803 as of September 30, 2019 to 95,634 as of September 30, 2020. Additionally, we saw higher subscription and hosting costs as we focus on the security, reliability and performance of our CRM platform. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products and increased functionality. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings, offset by reduced discretionary spending as a result of the pandemic. Allocated overhead expenses increased due to the expansion of our leased space and infrastructure as we continued to grow our business and expand headcount. Amortization of acquired technology decreased due to certain acquired technology reaching the end of its useful life during the quarter ended September 30, 2020.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Professional services and other cost of revenue	$9,422	$7,592	$1,830	24%	$26,348	$23,433	$2,915	12%
Percentage of professional services and other revenue	129%	116%			118%	109%

The increase in professional services and other cost of revenue for the three and nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)	(in thousands)
Employee-related costs and allocated overhead expenses	$1,830	$2,915
	$1,830	$2,915

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

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Research and development	$54,456	$39,847	$14,609	37%	$150,026	$115,480	$34,546	30%
Percentage of total revenue	24%	23%			24%	24%

The increase in research and development expense for the three and nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)	(in thousands)
Employee-related costs	$12,744	$28,671
Allocated overhead expenses	1,865	5,875
	$14,609	$34,546

Three month change

Employee-related costs increased as a result of increased headcount as we continue to grow our engineering organization to develop new products, increase functionality and to maintain our existing CRM platform. Allocated overhead expense increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount.

Nine month change

Employee-related costs increased as a result of increased headcount as we continue to grow our engineering organization to develop new products, increase functionality and to maintain our existing CRM platform, slightly offset by reduced discretionary spending as a result of the pandemic. Allocated overhead expense increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount.

 Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Sales and marketing	$119,299	$91,283	$28,016	31%	$324,230	$250,267	$73,963	30%
Percentage of total revenue	52%	53%			51%	51%

The increase in sales and marketing expense for the three and nine months ended September 30, 2020, compared to the same period in 2019 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)	(in thousands)
Employee-related costs	$18,791	$47,718
Solutions Partner commissions	3,426	10,656
Allocated overhead expenses	3,664	9,676
Marketing programs	2,135	5,913
	$28,016	$73,963

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

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
General and administrative	$27,488	$23,300	$4,188	18%	$80,228	$67,777	$12,451	18%
Percentage of total revenue	12%	13%			13%	14%

The increase in general and administrative expense for the three and nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)	(in thousands)
Employee-related costs	$1,611	$5,399
Allocated overhead expenses	1,617	4,719
Customer credit card fees	960	2,333
	$4,188	$12,451

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

Other expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Interest income	$958	$5,185	$(4,227)	(82)%	$7,150	$14,783	$(7,633)	(52)%
Percentage of total revenue	0%	3%			1%	3%
Interest expense	$(7,062)	$(5,760)	$(1,302)	23%	$(29,823)	$(16,946)	$(12,877)	76%
Percentage of total revenue	(3)%	(3)%			(5)%	(3)%
Other expense	$(7)	$(89)	$82	(92)%	$(1,152)	$(773)	$(379)	49%
Percentage of total revenue	*	*			*	*
*	not meaningful

Interest income primarily consists of interest earned on invested cash and cash equivalents balances and investments. The decrease during three and nine months ended September 30, 2020 is due to a decrease in yields on our investment balances.

Interest expense primarily consists of amortization of the debt discount and issuance costs and contractual interest expense related to our Notes, and the loss on early extinguishment of our 2022 Notes. The increase during the nine months ended September 30, 2020 was primarily due to the $10.5 million loss on the early extinguishment of our 2022 Notes.

Other expense primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities. The (decrease) increase during the three and nine months ended September 30, 2020 was primarily due to exchange rate fluctuations.

Income tax expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Income tax expense	$(926)	$(251)	$(675)	269%	$(2,603)	$(1,675)	$(928)	55%
Effective tax rate	4%	2%			4%	4%

Income tax expense consists of current and deferred taxes for U.S. and foreign income taxes.

Liquidity and Capital Resources

Our principal sources of liquidity to date have been cash and cash equivalents, net accounts receivable, our common stock offerings, and our convertible notes offerings.

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents provided by operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash and cash equivalents	$124,895	$225,770
Working capital	986,442	800,321
Net cash and cash equivalents provided by operating activities	27,988	71,082
Net cash and cash equivalents used in investing activities	(398,637)	(309,269)
Net cash and cash equivalents provided by financing activities	217,697	356,538

Our cash and cash equivalents at September 30, 2020 were held for working capital purposes. At September 30, 2020, $62.3 million of our cash and cash equivalents was held in accounts outside the United States. We do not assert indefinite reinvestment of our foreign earnings because these earnings have been subject to United States federal income tax. While we have concluded that any incremental tax incurred upon ultimate distribution of these earnings to be immaterial, our current plans do not demonstrate a need to repatriate undistributed earnings to fund our U.S. operations.

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

Net cash and cash equivalents provided by operating activities during the nine months ended September 30, 2020, primarily reflected our net loss of $69.6 million, the portion of the repayment of the 2022 Notes attributable to the debt discount of $48.7 million, benefit for deferred income taxes of $0.7 million and accretion of bond discounts of $3.7 million, offset by non-cash expenses that included $27.1 million of depreciation and amortization, $90.0 million in stock-based compensation, $10.5 million of loss on early extinguishment of 2022 Notes and $18.2 million of amortization of debt discount and issuance costs. Working capital sources of cash and cash equivalents included a $21.5 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $22.6 million increase in right-of-use assets, a $3.1 million increase in accounts payable related to timing of bill payments and an $13.8 million increase in accrued expenses and other liabilities. These sources of cash and cash equivalents were offset by a $22.6 million increase in prepaid expenses and other assets, a $21.6 million decrease in operating lease liabilities, and a $11.4 million increase in deferred commissions.

Net cash and cash equivalents provided by operating activities during the nine months ended September 30, 2019 primarily reflected our net loss of $43.4 million and accretion of bond discounts of $10.9 million offset by non-cash expenses that included $21.2 million of depreciation and amortization, $73.7 million in stock-based compensation and $16.2 million of amortization of debt discount and issuance costs. Working capital sources of cash and cash equivalents included a $20.9 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $14.3 million increase in right-of-use assets, a $6.2 million increase in accounts payable related to timing of bill payments, and a $1.0 million decrease in accrued expenses and other liabilities. These sources of cash and cash equivalents were offset by a $1.3 million increase in accounts receivable, a $6.2 million increase in prepaid expenses and other assets, a $5.6 million increase in deferred commissions, and a $14.8 million decrease in lease liabilities.

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

Net cash and cash equivalents used in investing activities during the nine months ended September 30, 2020 consisted primarily of $1.4 billion in purchases of investments, $27.8 million of purchased property and equipment, $2.0 million of purchases of strategic investments, and $15.6 million of capitalized software development costs. These uses of cash were offset by $1.0 billion received related to the maturity of investments and $10.9 million received for sale of investments.

Net cash and cash equivalents used in investing activities during the nine months ended September 30, 2019 consisted primarily of $968.0 million in purchases of investments, $21.2 million of purchased property and equipment, $9.1 million of capitalized software development costs, and $0.6 million of purchases of strategic investments. These uses of cash were offset by $689.6 million received related to the maturity of investments.

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

For the nine months ended September 30, 2020 cash provided by financing activities consisted of $450.1 million of net proceeds from the issuance of the 2025 Notes, $362.5 million of proceeds from the settlement of the Convertible Note Hedges related to the 2022 Notes, and $22.3 million of proceeds related to issuance of common stock under stock plans. This source of cash was offset by $234.4 million used for repayment of the 2022 Notes attributable to the principal, $327.5 million for payment to settle the Warrants related to the 2022 Notes, $50.6 million for payment of the Capped Call Options related to the 2025 Notes, and $4.6 million used for payment of employee taxes related to the net share settlement of stock-based awards.

For the nine months ended September 30, 2019, cash provided by financing activities consisted primarily of $342.6 million of net proceeds related to common stock offering and $18.9 million of proceeds related to the issuance of common stock under stock plans. This source of cash was offset by $4.8 million used for payment of employee taxes related to the net share settlement of stock-based awards and $0.2 million used for repayments of capital lease obligations.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2020 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Contractual Obligations and Commitments

As of September 30, 2020, there were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K filed with the SEC on February 12, 2020, other than those in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Recent Accounting Pronouncements in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2020 we had no material off-balance sheet arrangements, exclusive of operating leases and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

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

The table below provides a sensitivity analysis of hypothetical 10% changes of our stock price as of September 30, 2020 and the estimated impact on the fair value of the Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such event may have on the fair value of the Notes.

2022 Notes

Hypothetical change in HubSpot stock price	Fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$431,080	$38,012	10%
No change	$393,068	$—	—
10% decrease	$352,545	$(40,523)	(10)%

2025 Notes

Hypothetical change in HubSpot stock price	Fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$631,525	$48,604	8%
No change	$582,921	$—	—
10% decrease	$552,787	$(30,135)	(5)%

Item 4.	Controls and Procedures

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

Our operations have also been negatively affected by a range of external factors related to the pandemic that are not within our control. For example, many cities, counties, states, and even countries have imposed or may impose a wide range of restrictions on the physical movement of our employees, partners and customers to limit the spread of the pandemic, including physical distancing, travel bans and restrictions, closure of non-essential business, quarantines, work-from-home directives, shelter-in-place orders, and limitations on public gatherings. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide. In March 2020, we temporarily closed our global offices, including our corporate headquarters, suspended all company-related travel, and all HubSpot employees globally were required to work from home for several months during the height of the pandemic. We shifted our Solutions Partner events and INBOUND 2020 to virtual-only experiences and have cancelled other customer and industry events. Although we have begun to slowly re-open our offices on a staggered, region-by-region basis in accordance with local authority guidelines, we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. All of these changes may disrupt the way we operate our business. Given that the economic consequences of the pandemic have been exceptionally challenging for many of our customers and prospects, we have also implemented certain changes to our pricing structure, including reducing prices on our Starter Growth Suite, offering certain product functionality free of charge for a limited time, temporarily suspending marketing email send limits, and offering a six-month advance on commissions to certain of our Solutions Partners.

Moreover, the conditions caused by the pandemic can affect the rate of spending on software products and have adversely affected our customers’ ability or willingness to purchase our offerings; the timing of our current or prospective customers’ purchasing decisions; pricing discounts or extended payment terms; reductions in the amount or duration of customers’ subscription contracts; or increase customer attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance. If the pandemic has a substantial impact on the ability of our customers to purchase our offerings, our results of operations and overall financial performance may be harmed.

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

We generated net losses of $69.6 million and $43.4 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $467.7 million. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to grow our marketing, sales and customer service operations, develop and enhance our CRM platform, scale our data center infrastructure and services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

We are dependent upon customer renewals, the addition of new customers, increased revenue from existing customers and the continued growth of the market for a CRM platform.

We derive, and expect to continue to derive, a substantial portion of our revenue from the sale of subscriptions to our CRM platform. The market for inbound marketing, sales and customer service products is still evolving, and competitive dynamics may cause pricing levels to change as the market matures and as existing and new market participants introduce new types of point applications and different approaches to enable businesses to address their respective needs. As a result, we may be forced to reduce the prices we charge for our platform and may be unable to renew existing customer agreements or enter into new customer agreements at the same prices and upon the same terms that we have historically. In addition, our growth strategy involves a scalable pricing model (including freemium versions of our products) intended to provide us with an opportunity to increase the value of our customer relationships over time as we expand their use of our platform, sell to other parts of their organizations, cross-sell our sales products to existing marketing product customers and vice versa through touchless or low touch in product purchases, and upsell additional offerings and features. If our cross-selling efforts are unsuccessful or if our existing customers do not expand their use of our platform or adopt additional offerings and features, our operating results may suffer.

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

We face intense competition from other software companies that develop marketing, sales and customer service software and from marketing services companies that provide interactive marketing services. Competition could significantly impede our ability to sell subscriptions to our CRM platform on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future products less competitive, or obsolete. In addition, if these competitors develop products with similar or superior functionality to our platform, we may need to decrease the prices or accept less favorable terms for our platform subscriptions in order to remain competitive. If we are unable to maintain our pricing due to competitive pressures, our margins will be reduced and our operating results will be negatively affected.

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

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, be able to devote greater resources to the development, promotion, sale and support of their products and services, may have more extensive customer bases and broader customer relationships than we have, and may have longer operating histories and greater name recognition than we have. As a result, these competitors may respond faster to new technologies and undertake more extensive marketing campaigns for their products. In a few cases, these vendors may also be able to offer marketing, sales and customer service software at little or no additional cost by bundling it with their existing suite of applications. To the extent any of our competitors has existing relationships with potential customers for either marketing software or other applications, those customers may be unwilling to purchase our platform because of their existing relationships with our competitor. If we are unable to compete with such companies, the demand for our CRM platform could substantially decline.

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

Our head count and operations have grown substantially. For example, we had 3,981 full-time employees as of September 30, 2020, as compared with 3,387 as of December 31, 2019 and we have opened 8 international offices since 2013. We also plan to open additional international offices in the future. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

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

To increase Total Customers and achieve broader market acceptance of our CRM platform, we will need to expand our marketing, sales and customer service operations, including our sales force and third-party channel partners. We will continue to dedicate significant resources to inbound sales and marketing programs. The effectiveness of our inbound sales and marketing and third-party channel partners has varied over time and may vary in the future and depends on our ability to maintain and improve our

CRM platform. All of these efforts will require us to invest significant financial and other resources. Our business will be seriously harmed if our efforts do not generate a correspondingly significant increase in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if our sales and marketing programs are not effective.

The rate of growth of our business depends on the continued participation and level of service of our Solutions Partners.

We rely on our Solutions Partners to provide certain services to our customers, as well as pursue sales of our CRM platform to customers. To the extent we do not attract new Solutions Partners, or existing or new Solutions Partners do not refer a growing number of customers to us, our revenue and operating results would be harmed. In addition, if our Solutions Partners do not continue to provide services to our customers, we would be required to provide such services ourselves either by expanding our internal team or engaging other third-party providers, which would increase our operating costs.

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

We believe that our development of the HubSpot brand is critical to achieving widespread awareness of our existing and future inbound experience solutions, and, as a result, is important to attracting new customers and maintaining existing customers. In the past, our efforts to build our brand have involved significant expenses, and we believe that this investment has resulted in strong brand recognition in the B2B market. Successful promotion and maintenance of our brands will depend largely on the effectiveness of our marketing efforts and on our ability to provide a reliable and useful CRM platform at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to successfully promote and maintain our brand, our business could suffer.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards and changing customer needs or requirements, our CRM platform may become less competitive.

Our future success depends on our ability to adapt and innovate our CRM platform. To attract new customers and increase revenue from existing customers, we need to continue to enhance and improve our offerings to meet customer needs at prices that our customers are willing to pay. Such efforts will require adding new functionality and responding to technological advancements, which will increase our research and development costs. If we are unable to develop new applications that address our customers’ needs, or to enhance and improve our platform in a timely manner, we may not be able to maintain or increase market acceptance of our platform. Our ability to grow is also subject to the risk of future disruptive technologies. Access and use of our CRM platform is provided via the cloud, which, itself, was disruptive to the previous enterprise software model. If new technologies emerge that are able to deliver inbound marketing software and related applications at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely affect our ability to compete.

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

High-quality education, training and customer support are important for the successful marketing, sale and use of our CRM platform and for the renewal of existing customers. Providing this education, training and support requires that our personnel who manage our online training resource, HubSpot Academy, or provide customer support have specific inbound experience domain knowledge and expertise, making it more difficult for us to hire qualified personnel and to scale up our support operations. The importance of high-quality customer support will increase as we expand our business and pursue new customers. If we do not help our customers use multiple applications within our CRM platform and provide effective ongoing support, our ability to sell additional functionality and services to, or to retain, existing customers may suffer and our reputation with existing or potential customers may be harmed.

We may not be able to scale our business quickly enough to meet our customers’ growing needs and if we are not able to grow efficiently, our operating results could be harmed.

As usage of our CRM platform grows and as customers use our platform for additional inbound applications, such as sales and services, we will need to devote additional resources to improving our application architecture, integrating with third-party systems and maintaining infrastructure performance. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support and professional services, to serve our growing customer base, particularly as our customer demographics change over time. Any failure of or delay in these efforts could cause impaired system performance and reduced customer satisfaction. These issues could reduce the attractiveness of our CRM platform to customers, resulting in decreased sales to new customers, lower renewal rates by existing customers, the issuance of service credits, or requested refunds, which could impede our revenue growth and harm our reputation. Even if we are able to upgrade our systems and expand our staff, any such expansion will be expensive and complex, requiring management’s time and attention. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure. Moreover, there are inherent risks associated with upgrading, improving and expanding our information technology systems. We cannot be sure that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. These efforts may reduce revenue and our margins and adversely affect our financial results.

Our ability to introduce new products and features is dependent on adequate research and development resources. If we do not adequately fund our research and development efforts, we may not be able to compete effectively and our business and operating results may be harmed.

To remain competitive, we must continue to develop new product offerings, applications, features and enhancements to our existing CRM platform. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we are unable to develop our platform internally due to certain constraints, such as high employee turnover, lack of management ability or a lack of other research and development resources, we may miss market opportunities. Further, many of our competitors expend a considerably greater amount of funds on their research and development programs, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. Our failure to maintain adequate research and development resources or to compete effectively with the research and development programs of our competitors could materially adversely affect our business.

Changes in the sizes or types of businesses that purchase our platform or in the applications within our CRM platform purchased or used by our customers could negatively affect our operating results.

Our strategy is to sell subscriptions to our CRM platform to mid-sized businesses, but we have sold and will continue to sell to organizations ranging from small businesses to enterprises. Our gross margins can vary depending on numerous factors related to the implementation and use of our CRM platform, including the sophistication and intensity of our customers’ use of our platform and the level of professional services and support required by a customer. Sales to enterprise customers may entail longer sales cycles and more significant selling efforts. Selling to small businesses may involve greater credit risk and uncertainty. If there are changes in the mix of businesses that purchase our platform or the mix of the product plans purchased by our customers, our gross margins could decrease and our operating results could be adversely affected.

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

If our CRM platform has outages or fails due to defects or similar problems, and if we fail to correct any defect or other software problems, we could lose customers, become subject to service performance or warranty claims or incur significant costs.

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

In addition, third-party apps and features on our CRM platform may not meet the same quality standards that we apply to our own development efforts and, to the extent they contain bugs, vulnerabilities or defects, they may create disruptions in our customers’ use of our products, lead to data loss, unauthorized access to customer data, damage our brand and reputation and affect the continued use of our products, any of which could harm our business, results of operations and financial condition.

We are dependent on the continued availability of third-party data hosting and transmission services.

A significant portion of our operating cost is from our third-party data hosting and transmission services. If the costs for such services increase due to vendor consolidation, regulation, contract renegotiation, or otherwise, we may not be able to increase the fees for our CRM platform or services to cover the changes. As a result, our operating results may be significantly worse than forecasted.

If we do not or cannot maintain the compatibility of our CRM platform with third-party applications that our customers use in their businesses, our revenue will decline.

A significant percentage of our customers choose to integrate our platform with certain capabilities provided by third-party application providers using application programming interfaces, or APIs, published by these providers. The functionality and popularity of our CRM platform depends, in part, on our ability to integrate our platform with third-party applications and platforms, including CRM, CMS, e-commerce, call center, analytics and social media sites that our customers use and from which they obtain data. Third-party providers of applications and APIs may change the features of their applications and platforms, restrict our access to their applications and platforms, or alter the terms governing use of their applications and APIs and access to those applications and platforms in an adverse manner. Such changes could functionally limit or terminate our ability to use these third-party applications and platforms in conjunction with our platform, which could negatively impact our offerings and harm our business. If we fail to integrate our platform with new third-party applications and platforms that our customers use for marketing, sales or services purposes, or fail to renew existing relationships pursuant to which we currently provide such integration, we may not be able to offer the functionality that our customers need, which would negatively impact our ability to generate new revenue or maintain existing revenue and adversely impact our business.

We rely on data provided by third parties, the loss of which could limit the functionality of our platform and disrupt our business.

Select functionality of our CRM platform depends on our ability to deliver data, including search engine results and social media updates, provided by unaffiliated third parties, such as Facebook, Google, LinkedIn and Twitter. Some of this data is provided to us pursuant to third-party data sharing policies and terms of use, under data sharing agreements by third-party providers or by customer consent. In the future, any of these third parties could change its data sharing policies, including making them more restrictive, or alter its algorithms that determine the placement, display, and accessibility of search results and social media updates, any of which could result in the loss of, or significant impairment to, our ability to collect and provide useful data to our customers. These third parties could also interpret our, or our service providers’, data collection policies or practices as being inconsistent with their policies, which could result in the loss of our ability to collect this data for our customers. Any such changes could impair our ability to deliver data to our customers and could adversely impact select functionality of our platform, impairing the return on investment that our customers derive from using our solution, as well as adversely affecting our business and our ability to generate revenue.

Privacy concerns and end users’ acceptance of Internet behavior tracking may limit the applicability, use and adoption of our CRM platform.

Privacy concerns may cause end users to resist providing the personal data necessary to allow our customers to use our platform effectively. We have implemented various features intended to enable our customers to better protect end user privacy, but these measures may not alleviate all potential privacy concerns and threats. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our platform, especially in certain industries that rely on sensitive personal information. Privacy advocacy groups and the technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. The costs of compliance with, and other burdens imposed by these groups’ policies and actions may limit the use and adoption of our CRM platform and reduce overall demand for it, or lead to significant fines, penalties or liabilities for any noncompliance or loss of any such action.

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

If our or our customers’ security measures are compromised or unauthorized access to data of our customers or their customers is otherwise obtained, our CRM platform may be perceived as not being secure, our customers may be harmed and may curtail or cease their use of our platform, our reputation may be damaged and we may incur significant liabilities.

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

The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual and proprietary rights. Companies in the software industry, including those in marketing software, are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Many of our competitors and other industry participants have been issued patents and/or have filed patent applications and may assert patent or other intellectual property rights within the industry. Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters or notices or may be the subject of claims that our services and/or platform and underlying technology infringe or violate the intellectual property rights of others. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses. Our technologies may not be able to withstand any third-party claims or rights against their use. Claims of intellectual property infringement might require us to redesign our application, delay releases, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling our platform. If we cannot or do not license the infringed technology on reasonable terms or at all, or substitute similar technology from another source, our revenue and operating results could be adversely impacted. Additionally, our customers may not purchase our CRM platform if they are concerned that they may infringe third-party intellectual property rights. The occurrence of any of these events may have a material adverse effect on our business.

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

As a provider of a cloud-based inbound marketing, sales and customer service software platform, we may be subject to potential liability for the activities of our customers on or in connection with the data they store on our servers. Although our customer terms of use prohibit illegal use of our services by our customers and permit us to take down websites or take other appropriate actions for illegal use, customers may nonetheless engage in prohibited activities or upload or store content with us in violation of applicable law or the customer’s own policies, which could subject us to liability or harm our reputation. Furthermore, customers may upload, store, or use content on our CRM platform that may violate our policy on acceptable use which prohibits content that is threatening, abusive, harassing, deceptive, false, misleading, vulgar, obscene, or indecent. While such content may not be illegal, use of our CRM platform for such content could harm our reputation resulting in a loss of business.

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

State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our CRM platform in various jurisdictions is unclear. Further, these jurisdictions’ rules regarding tax nexus are complex and vary significantly. As a result, we could face the possibility of tax assessments and audits, and our liability for these taxes and associated penalties could exceed our original estimates. A successful assertion that we should be collecting additional sales, use, value added or other taxes in those jurisdictions where we have not historically done so and do not accrue for such taxes could result in substantial tax liabilities and related penalties for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results.

Changes in tax laws or regulations that are applied adversely to us or our customers could increase the costs of our CRM platform and adversely impact our business.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future customers may elect not to continue or purchase our CRM platform in the future. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our platform. Any or all of these events could adversely impact our business and financial performance.

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

The standards that private entities use to regulate the use of email have in the past interfered with, and may in the future interfere with, the effectiveness of our CRM platform and our ability to conduct business.

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

From time to time, some of our internet protocol addresses may become listed with one or more blacklisting entities due to the messaging practices of our customers. There can be no guarantee that we will be able to successfully remove ourselves from those lists. Blacklisting of this type could interfere with our ability to market our CRM platform and services and communicate with our customers and, because we fulfill email delivery on behalf of our customers, could undermine the effectiveness of our customers’ email marketing campaigns, all of which could have a material negative impact on our business and results of operations.

Existing federal, state and foreign laws regulate Internet tracking software, the senders of commercial emails and text messages, website owners and other activities, and could impact the use of our CRM platform and potentially subject us to regulatory enforcement or private litigation.

Certain aspects of how our customers utilize our platform are subject to regulations in the United States, European Union and elsewhere. In recent years, U.S. and European lawmakers and regulators have expressed concern over the use of third-party cookies or web beacons for online behavioral advertising, and legislation adopted recently in the European Union requires informed consent for the placement of a cookie on a user’s device. Regulation of cookies and web beacons may lead to restrictions on our activities, such as efforts to understand users’ Internet usage. New and expanding “Do Not Track” regulations have recently been enacted or proposed that protect users’ right to choose whether or not to be tracked online. These regulations seek, among other things, to allow end users to have greater control over the use of private information collected online, to forbid the collection or use of online information, to demand a business to comply with their choice to opt out of such collection or use, and to place limits upon the disclosure of information to third party websites. These policies could have a significant impact on the operation of our CRM platform and could impair our attractiveness to customers, which would harm our business.

Many of our customers and potential customers in the healthcare, financial services and other industries are subject to substantial regulation regarding their collection, use and protection of data and may be the subject of further regulation in the future. Accordingly, these laws or significant new laws or regulations or changes in, or repeals of, existing laws, regulations or governmental policy may change the way these customers do business and may require us to implement additional features or offer additional contractual terms to satisfy customer and regulatory requirements, or could cause the demand for and sales of our CRM platform to decrease and adversely impact our financial results.

In addition, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future commercial emails from the sender. The ability of our customers’ message recipients to opt out of receiving commercial emails may minimize the effectiveness of the email components of our CRM platform. In addition, certain states and foreign jurisdictions, such as Australia, Canada and the European Union, have enacted laws that regulate sending email, and some of these laws are more restrictive than U.S. laws. For example, some foreign laws prohibit sending unsolicited email unless the recipient has provided the sender advance consent to receipt of such email, or in other words has “opted-in” to receiving it. A requirement that recipients opt into, or the ability of recipients to opt out of, receiving commercial emails may minimize the effectiveness of our platform.

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

Our quarterly operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance, and comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risks described in this Quarterly Report on Form 10-Q, factors that may affect our quarterly operating results include the following:

•	changes in spending on marketing, sales and customer service software by our current or prospective customers;
•	pricing our CRM platform subscriptions effectively so that we are able to attract and retain customers without compromising our profitability;
•	attracting new customers for our marketing, sales and customer service software, increasing our existing customers’ use of our platform and providing our customers with excellent customer support;
•	customer renewal rates and the amounts for which agreements are renewed;
•	global awareness of our thought leadership and brand;

•	changes in the competitive dynamics of our market, including consolidation among competitors or customers and the introduction of new products or product enhancements;
•	changes to the commission plans, quotas and other compensation-related metrics for our sales representatives;
•	the amount and timing of payment for operating expenses, particularly research and development, sales and marketing expenses and employee benefit expenses;
•	the amount and timing of costs associated with recruiting, training and integrating new employees while maintaining our company culture;
•

our ability to manage our existing business and future growth, including increases in the number of customers on our platform and the introduction and adoption of our CRM platform in new markets outside of the United States;

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

We offer our CRM platform primarily through a mix of monthly, quarterly and single-year subscription agreements and generally recognize revenue ratably over the related subscription period. As a result, much of the revenue we report in each quarter is derived from agreements entered into during prior months, quarters or years. In addition, we do not record deferred revenue beyond amounts invoiced as a liability on our balance sheet. A decline in new or renewed subscriptions or marketing solutions agreements in any one quarter is not likely to be reflected immediately in our revenue results for that quarter. Such declines, however, would negatively affect our revenue and deferred revenue balances in future periods, and the effect of significant downturns in sales and market acceptance of our platform, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our total revenue and deferred revenue balance through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

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

Because the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended September 30, 2020 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending September 30, 2020. As of October 31, 2020, the Company has received conversion notices for approximately $2.1 million of the principal balance of the 2022 Notes, which will be settled in cash during the quarter ended December 31, 2020. Whether the 2022 Notes that remain outstanding will be convertible following the calendar quarter ending September 30, 2020 will depend on the continued satisfaction of this condition or another conversion condition in the future. The 2025 Notes will be eligible for conditional conversion in any calendar quarter after the calendar quarter ending September 30, 2020. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. The Notes are currently classified as long-term debt.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

Under Financial Accounting Standards Board (FASB) Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. ASC 470-20 requires the value of the conversion option of the Notes, representing the equity component, to be recorded as additional paid-in capital within stockholders’ equity in our consolidated balance sheet and as a discount to the Notes, which reduces their initial carrying value. The carrying value of the Notes, net of the discount recorded, will be accreted up to the principal amount of the Notes from the issuance date until maturity, which will result in non-cash charges to interest expense in our consolidated statement of operations. Accordingly, we will report lower net income or higher net loss in our financial results because ASC 470-20 requires interest to include both the current period’s accretion of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

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

In August 2020, the FASB issued guidance simplifying ASC 470-20 by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Under the new guidance, we are no longer required to separately account for the liability and equity components of convertible debt instruments. This will have the impact of reducing non-cash interest expense, and thereby increasing net income (or decreasing net losses). Additionally, the new guidance eliminates the treasury stock method for calculating diluted earnings per share for convertible instruments and requires use of the “if-converted” method, which would decrease (increase) our diluted net income (loss) per share. The new standard is effective beginning in January 2022, with early adoption permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

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

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share, our stock price has ranged from $25.79 to $320.89, through September 30, 2020. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults on Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed below are filed or incorporated by reference into this Report.

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2**	Third Amended and Restated Bylaws of the Registrant

4.1(2)	Form of Common Stock certificate of the Registrant

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)
**	Filed herewith.

(1)	Filed as Exhibit 3.1 to Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 24, 2016 and incorporated herein by reference.
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

November 5, 2020