Form 10-K
period 2020-12-31
HUBSPOT INC
filed 2021-02-16
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES   ☐     NO   ☒

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report  YES   ☒     NO   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES   ☐     NO   ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on June 30, 2020, as reported by the New York Stock Exchange on such date was approximately $9,621,952,510. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

On February 12, 2021, the registrant had 46,335,184 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

Risk Factor Summary

The risk factors detailed in Item 1A entitled “Risk Factors” in this Annual Report on Form 10-K are the risks that we believe are material to our investors and a reader should carefully consider them. Those risks are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. The following is a summary of the risk factors detailed in Item 1A:

•

The effects of the COVID-19 pandemic have materially affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.

•	We have a history of losses and may not achieve profitability in the future.
•	We are dependent upon customer renewals, the addition of new customers, increased revenue from existing customers and the continued growth of the market for a CRM Platform.
•

We face significant competition from both established and new companies offering marketing, sales and customer service software and other related applications, as well as internally developed software, which may harm our ability to add new customers, retain existing customers and grow our business.

•

Failure to effectively develop and expand our marketing, sales, customer service, and content management capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.

•	If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards and changing customer needs or requirements, our CRM Platform may become less competitive.
•

Our ability to introduce new products and features is dependent on adequate research and development resources. If we do not adequately fund our research and development efforts, we may not be able to compete effectively and our business and operating results may be harmed.

•

Interruptions or delays in service from our third-party data center providers could impair our ability to deliver our platform to our customers, resulting in customer dissatisfaction, damage to our reputation, loss of customers, limited growth and reduction in revenue.

•

If our CRM Platform has outages or fails due to defects or similar problems, and if we fail to correct any defect or other software problems, we could lose customers, become subject to service performance or warranty claims or incur significant costs.

•

If our or our customers’ security measures are compromised or unauthorized access to data of our customers or their customers is otherwise obtained, our CRM Platform may be perceived as not being secure, our customers may be harmed and may curtail or cease their use of our platform, our reputation may be damaged and we may incur significant liabilities.

•

We may experience quarterly fluctuations in our operating results due to a number of factors, which makes our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.

•

If we do not accurately predict subscription renewal rates or otherwise fail to forecast our revenue accurately, or if we fail to match our expenditures with corresponding revenue, our operating results could be adversely affected.

•	Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from growing.

PART 1

ITEM I. BUSINESS

Overview

We help scaling companies deliver a delightful customer experience through our cloud-based customer relationship management (“CRM”) Platform. Our CRM Platform includes marketing, sales, service, and content management system, (“CMS”), as well as other tools and integrations, that enable companies to attract, engage, and delight customers throughout the customer experience.  Additionally, we provide education, services and support to help customers be successful with our platform.

We focus on selling to mid-market business-to-business (“B2B”) companies, which we define as companies that have between 2 and 2,000 employees. We sell our CRM Platform on a subscription basis. In 2020, our total revenue was $883.0 million, and we incurred a net loss of $85.0 million.  As of December 31, 2020, we had 4,225 full-time employees and 103,994 total customers of varying sizes in more than 120 countries.

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

The HubSpot Approach

Our CRM Platform features a central database of lead and customer interactions and integrated applications designed to help businesses attract visitors to their websites, convert visitors into leads, close leads into customers, and delight customers so they become promoters of those businesses.

Designed to Help Companies Grow Better. Our CRM Platform was architected from the ground up to enable businesses to transform their marketing, sales, services, and content management playbook to meet the demands of customers today.  Our CRM Platform includes both a system of record for maintaining a unified view of the customer experience and a system of engagement for efficiently engaging customers through search engine optimization (“SEO”), web content, social, blogging, email, marketing automation, messaging, support ticketing, knowledge base and more.

Ease of Use of a Single, Extensible Platform. We provide a set of integrated applications on a common platform, which offers businesses ease of use and simplicity. Our CRM Platform has one login, one user interface, one database, and one team for support. Our CRM Platform starts free and grows with our customers. It is designed to scale its power and technical sophistication without losing its ease-of-use. In addition to being a comprehensive suite itself, our CRM Platform seamlessly integrates with hundreds of external applications, making it easy to extend the functionality of our CRM Platform and customize it for any business.

Power of a Unified Customer View. At the core of our CRM Platform is a single CRM database for each business that captures its lead and customer activity throughout the customer lifecycle. Our CRM Platform creates a unified timeline incorporating all the interactions with a particular customer. In contrast to many CRM suites which are cobbled together, HubSpot has a set of core functionalities, including reporting, content, messaging, data, and automation, which runs across our product lines, which we refer to as Hubs.

Scalability. Our CRM Platform was designed and built to serve a large number of customers with demanding use cases. Our CRM Platform currently processes billions of data points each week, and we use leading global cloud infrastructure providers and our own automation technology to dynamically allocate capacity to handle processing workloads of all sizes. We have built our CRM Platform on modern, scalable distributed technologies. We built the infrastructure to support hundreds of microservices and can easily add new features and capabilities to the CRM Platform. We utilize a variety of open-source distributed systems including HBase, Kafka, Vitess, and Elasticsearch to scale our data collection and processing. Our scalability gives us flexibility for future growth and enables us to service a large variety of businesses of different sizes across different industries.

Extensible and Open Architecture. Our CRM Platform features a variety of open application programming interfaces (“APIs”) that allows easy integration of our platform with other applications. We enable our customers to connect our platform to their other applications, such as ecommerce, event management and videoconferencing applications. By connecting third-party applications, our customers can leverage our centralized inbound database to perform additional functions and analysis.

Our Competitive Strengths

We believe that our market leadership position is based on the following key strengths:

Leading Platform. We have designed and built a world-class CRM Platform. We believe our customers choose our CRM Platform over others because of its powerful, integrated, and easy-to-use applications. We built HubSpot on a single, unified, and intuitive platform, which we believe contrasts positively with many other CRM suites.

Market Leadership and Strong Brand. We are a recognized thought leader in the cloud-based marketing, sales, customer service, and content management software industry with a leading brand. Our founders, Brian Halligan and Dharmesh Shah, wrote the best-selling marketing book Inbound Marketing: Get Found Using Google, Social Media and Blogs. Our marketing, sales, service, and content management experience attracts, engages, and delights customers by being more relevant, more helpful, more personalized, and less interruptive than traditional marketing and sales tactics. Our INBOUND event is one of the largest inbound industry conference events with registered attendance increasing from 1,100 in 2011 to over 26,000 in 2019. In 2020, we shifted our INBOUND event to a virtual-only experience due to the COVID-19 pandemic, and we had more than 70,000 registered attendees.

Large and Growing Solutions Partner Program.  A Solutions Partner is a service provider that helps businesses with strategy, execution, and implementation of go-to-market activities and technology solutions. Our Solutions Partners promote our brand and offer our CRM Platform to their clients. Solutions Partners and customers referred to us by our Solutions Partners represented approximately 35% of our Total Customers, as defined in our Key Business Metrics in Item 7, as of December 31, 2020, and approximately 43% of our revenue for the year ended December 31, 2020. These Solutions Partners help us to promote the vision of the inbound experience, efficiently reach new mid-market businesses at scale, and provide our mutual customers with more diverse and higher-touch services.

Freemium Pricing Strategy. Our freemium model attracts customers who begin using our CRM Platform through our free products and then upgrade to our paid Hubs.  Through our freemium products, our customers are able to receive value from HubSpot before converting to a paid product or engaging with sales.

Mid-Market Focus. We believe we have significant competitive advantages reaching mid-market businesses and efficiently reach this market at scale as a result of our inbound methodology, freemium pricing strategy, and our Solutions Partner channel.

Powerful Network Effects. We have built a large and growing ecosystem around our CRM Platform and company. Thousands of our customers integrate third-party applications with our CRM Platform. We believe this ecosystem drives more businesses and professionals to embrace the inbound playbook. As our engaged audience grows, more Solutions Partners collaborate with us, more third-party developers integrate their applications with our CRM Platform, and more professionals complete our certification programs, all of which help to drive more businesses to adopt our CRM Platform.

Our Growth Strategy

The key elements to our growth strategy are:

Grow Our Customer Base. The market for our CRM Platform is large and underserved. Mid-market businesses are particularly underserved by existing point application vendors and often lack sufficient resources to implement complex solutions. Our all-in-one CRM Platform allows mid-market businesses to efficiently adopt and execute an effective inbound marketing, sales, customer service, and content management strategy to help them expand and grow. We will continue to leverage our inbound go-to-market approach, freemium pricing strategy and our network of Solutions Partners to keep growing our business.

Increase Revenue from Existing Customers. With 103,994 Total Customers in more than 120 countries spanning many industries, we believe we have a significant opportunity to increase revenue from our existing customers. We plan to increase revenue from our existing customers by expanding their use of our CRM Platform by upselling additional offerings and features, adding additional users, and cross-selling our marketing, sales, service, and content management products to existing customers through touchless or low touch in-product purchases. Our scalable pricing model allows us to capture more spend as our customers grow, increase the number of their customers and prospects managed on our CRM Platform, and offer additional functionality available from our higher price tiers and add-ons, providing us with a substantial opportunity to increase the lifetime value of our customer relationships.

Keep Expanding Internationally. There is a significant opportunity for our CRM Platform outside of the United States. As of December 31, 2020, approximately 50% of our Total Customers were located outside of the United States and these customers generated approximately 43% of our total revenue for the year ended December 31, 2020. We sell to those international customers from our U.S., European, Asia Pacific, and South American based operations. We intend to grow our presence in international markets through additional investments in local sales, marketing and professional service capabilities, as well as by leveraging our Solutions Partner network. We have opened eight international offices and plan to open additional international offices. We have significant website traffic from regions outside the United States, and we believe that markets outside the United States represent a significant growth opportunity.

Continue to Innovate and Expand Our CRM Platform. Mid-market businesses are increasingly realizing the value of having an integrated marketing, sales, customer service, and content management platform. We believe we are well positioned to capitalize on this opportunity by introducing new products and applications to extend the functionality of our CRM Platform.

Selectively Pursue Acquisitions. We plan to selectively pursue acquisitions of complementary businesses, technologies and teams that would allow us to add new features and functionalities to our platform and accelerate the pace of our innovation.

Our CRM Platform

Our CRM Platform features integrated applications and tools that enable companies to create a cohesive and adaptable customer experience.  Each Hub can be used standalone or in conjunction with the other Hubs. Our Hubs are available in both free and paid tiers (i.e., Starter, Professional and Enterprise) with gradually increasing levels of functionality that support the needs of our customers as they see success with our tools and their businesses grow.

HubSpot CRM

The core of our CRM Platform is a single database of lead and customer information that allows businesses to track their interactions with contacts and customers, manage their sales activities, and report on their pipeline and sales.  This allows a complete view of lead and customer interactions across all of our integrated Hubs, giving our CRM Platform substantial power. This integration makes it possible to personalize every aspect of the customer interaction across web content, social media engagement, and email messages across devices, including mobile. The integrated Hubs on our CRM Platform have a common user interface and are accessed through a single login. There is a free version of HubSpot CRM that can be used standalone, or with any combination of CMS Hub, Marketing Hub, Sales Hub, and/or Service Hub.

Marketing Hub

Marketing Hub is an all-in-one toolset for marketers to attract, engage, and nurture new leads towards sales readiness over the entire customer lifecycle. Marketing Hub is available in both free and paid tiers, and can be used standalone, with HubSpot CRM, a third party CRM, and/or any version of CMS Hub, Sales Hub or Service Hub. Features include: marketing automation and email, social media, SEO, and reporting and analytics.

Sales Hub

We designed Sales Hub to enhance the productivity and effectiveness of sales teams. Businesses can empower their teams with tools that deliver a personalized experience for prospects with less work for sales representatives. Sales Hub is available in both free and paid tiers, and can be used with HubSpot CRM, a third party CRM, and/or any version of Marketing Hub, CMS Hub or Service Hub.  Features include: email templates and tracking, conversations and live chat, meeting and call scheduling, lead and website visit alerts, sales automation, and lead scoring.

Service Hub

Service Hub is our customer service software that is designed to help businesses manage and connect with customers. Service Hub is available in free and paid tiers, and can be used standalone, with HubSpot CRM, a third party CRM, and/or any version of Marketing Hub, CMS Hub or Sales Hub. Features include: conversations and live chat functionality, conversational bots, tickets and help desk, automation and routing, knowledge base, team emails, feedback and reporting tools, and customer goals.

CMS Hub

Our content management system (“CMS”) Hub combines the power of content relationship management and a content management system into one integrated platform.  Our content tools enable businesses to create new and edit existing web content while also personalizing their websites for different visitors and optimizing their websites to convert more visitors into leads and customers.  CMS Hub can be purchased as a standalone product, with HubSpot CRM, a third party CRM, and/or with any version of Marketing Hub, Sales Hub, or Service Hub. Features include: website pages, business blogging, smart content, landing pages and forms, SEO tools, forms and lead flow, web analytics reporting, calls-to-action, and file manager.

Platform Application (“App”) Partners

Businesses that use software outside of HubSpot can leverage our ecosystem of third-party integrations. We make it easy to find and install new or existing software solutions that complement our CRM Platform.  Over 600 integrations and applications are available for our users, across a wide range of categories, including integrations with leading social media, email, sales, video, analytics, content and webinar tools.

Our Services

We complement our product offerings with professional services, customer success and support, which we view as critical elements of ensuring the long-term retention of our customers. The majority of our services and support is offered over email, phone, chat applications and via web meeting technology rather than in-person, which is a more efficient business model for us and our customers.

Professional Services. We offer professional services to educate and train customers on how to leverage our CRM Platform to transform how their business attracts, engages and delights customers. Depending on which Hubs and services a customer purchases, they receive one-on-one training and guidance from one of our onboarding or technical specialists by web meeting and can purchase additional group training and education in online or in-person classes. Our professional services are also available to customers who need additional assistance on a one-time or ongoing basis for an additional fee.

Customer Success. Our customers have access to a Customer Success Manager (“CSM”) or Customer Success Team (“CST”) which are responsible for our customers’ long term success, retention and growth on the HubSpot platform. Our CSMs and CSTs address the unique needs and goals of our customers through a series of ongoing interactions and strategy calls on how to best engage and use our CRM Platform.

Support. In addition to assistance provided by our online articles and customer discussion forums, we offer phone and/or email and chat based support, which is included in the cost of a subscription for our Hubs. Phone support is available starting at the Professional product level for all Hubs while email and chat based support is available for Starter Hubs. We strive to maintain an exceptional quality of customer service. We continuously monitor key customer service metrics such as phone hold time, ticket response time and ticket resolution rates, and we monitor the customer satisfaction of our customer support interactions. We believe our customer support is an important reason why businesses choose our CRM Platform and recommend it to their colleagues.

Our Total Customers

As of December 31, 2020, we had 103,994 Total Customers in more than 120 countries, representing many industries. No single customer represented more than one percent of our revenue in 2020, 2019, or 2018.

Our Technology

Our Total Customers have chosen us as their CRM Platform, which we architected and built to be secure, highly distributed and highly scalable. Since our founding, we have embraced rapid, iterative product development lifecycles, cloud automation and open-source technologies, including big data platforms, to power marketing, sales, service, and content management programs and provide insights not previously possible or available.

Our CRM Platform is a multi-tenant, single code-based, globally available software-as-a-service delivered through APIs, web browsers or mobile applications. Our commitment to a highly available, reliable, and scalable platform for businesses of all sizes is accomplished through the use of these technologies.

Platform Approach. We built HubSpot on a single platform with reusable and composable libraries, allowing us to rapidly address new feature areas and bring new products to market that have a consistent user experience and data model. We have built this platform with scale in mind, supporting thousands of components including hundreds of microservices,

Modern Database Architecture. We process billions of data points weekly across various channels, including social media, email, SEO and website visits, and continue to drive nearly real-time analytics across these channels. This is possible because we built our database from the ground up using distributed big data technologies such as HBase, Elasticsearch and Kafka to both process and analyze the large amounts of data we collect. We also utilize Vitess to operate MySQL at scale, allowing our engineers to choose the best datastore for each task.

Agility. Our infrastructure and development and software release processes allow us to update our platform for specific groups of customers or our entire customer base at any time. This means we can rapidly innovate and deliver new functionality frequently, without waiting for quarterly or annual release cycles. We typically deploy updates to our software platform thousands of times a day, enabling us to gather immediate customer feedback and improve our product quickly and continuously.

Cost leverage. Because our CRM Platform was built on an almost exclusive footprint of open-source software and designed to operate in cloud-based data centers, we have benefited from large-scale price reductions by these cloud computing service providers as they continue to innovate and compete for market share. As our processing volume continues to grow, we continue to receive larger volume discounts on a per-unit basis for costs such as storage, bandwidth and computing capacity. We also believe that our extensive use of open-source software will provide additional leverage as we scale our CRM Platform and infrastructure.

Scalability. By leveraging leading cloud infrastructure providers along with our automated technology stack, we are able to scale workloads of varying sizes at any time. This allows us to handle customers of all sizes and demands without traditional operational limitations such as network bandwidth, computing cycles, or storage capacity as we can scale our platform on-demand.

Reliability. Customer data is distributed and processed across multiple data centers within a region to provide redundancy. We built our CRM platform on a distributed computing architecture with reduced single points of failure and we operate across data center boundaries daily. In addition to datacenter level redundancy, this architecture supports multiple live copies of each data set along with snapshot capabilities for faster, point-in-time data recovery instead of traditional backup and restore methodologies.

Security. We leverage industry standard network and perimeter defense technologies, distributed denial-of-service (“DDoS”), protection systems (including web application firewalls) and enterprise grade domain name system (“DNS”), services across multiple vendors. Our data-center providers operate and certify to high industry compliance levels. Due to the broad footprint of our customer base, we regularly test and evaluate our platform with trusted third-party vendors to ensure the security and integrity of our services.

Marketing and Sales

We believe we are a global leader in implementing an inbound experience in marketing and sales. We believe that our marketing and sales model provides us with a competitive advantage, especially when targeting mid-market businesses, because we can attract and engage these businesses efficiently and at scale.

Inbound Marketing. Our marketing team attracts new leads each month through our industry-leading blog and other content, free tools, large social media following, high search engine rankings and personalized website and email content. In addition, we are generating leads for new and add-on product purchases through content and offers delivered through our CRM Platform to existing customers.

Inbound Direct Sales. Our sales representatives are based in our offices in Cambridge, Massachusetts, Dublin, Ireland, Sydney, Australia, Singapore, Tokyo, Japan, Berlin, Germany, Paris, France, and Bogotá, Columbia, and use phone, email, and web meetings to interact with prospects and customers. The majority of revenue generated by our sales representatives originates with inbound leads produced by our marketing efforts. In addition, through our freemium products and in-product cross-sell offerings, we close new business with little or no interaction by our sales representatives.

Inbound Channel Sales. In addition to our direct sales team, we have sales representatives that manage relationships with our worldwide network of Solutions Partners who both use our platform for their own businesses and also, on a commissioned basis, refer customers to us. These Solutions Partners collaborate with us not only to leverage our software platform and educational resources, but also to build their own business by offering new services and shifting their revenue mix to include recurring revenue streams.

COVID-19 Pandemic

In March 2020, the World Health Organization, or WHO, declared the outbreak of a disease caused by a novel strain of the coronavirus (“COVID-19”) to be a global pandemic (the “pandemic”). This pandemic is having widespread, rapidly-evolving, and unpredictable impacts on global societies, economies, financial markets, and business practices. While the pandemic has not had a material adverse financial impact on our business to date, the broader implications of the pandemic on our results of operations and overall financial performance will depend on future developments and conditions. We are closely monitoring the impact of the pandemic and developments related thereto and our focus remains on promoting employee health and safety, serving our customers, and ensuring business continuity. For discussion regarding the impact of the COVID-19 pandemic on our business and financial results, see “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

Human Capital Management

Helping millions of organizations grow better requires a truly remarkable team. We are passionate about building a company culture where people can do their best work. Our company culture and our people are not just human resources priorities but critical business priorities. As a result, we consistently focus on how we can continue to help employees grow, both personally and professionally.

Since 2012, we have expanded beyond our Cambridge, Massachusetts headquarters to several offices globally and have built a large remote community. As of December 31, 2020, we had 4,225 full-time employees, or HubSpotters. Of these, 2,813 are in North and Latin America, 1,082 are in Europe, and 330 are in the Asia Pacific region.

•

Culture and Values. Our award-winning culture is built on the firm belief that personal and professional growth is just as important as business growth. We believe the best people do not only fit our culture, they further it.  In 2013, we published the HubSpot Culture Code, which outlines our core company values, including transparency, autonomy, flexibility, and HEART. HEART is at the center of who we are and represents the five traits we value the most in HubSpotters: Humble, Empathetic, Adaptable, Remarkable and Transparent. The Culture Code has garnered more than five million views and is a top reason candidates say they are drawn to working at HubSpot. A copy of our Culture Code can be found at: https://network.hubspot.com/slides/the-hubspot-culture-code.

•

Diversity, Inclusion, and Belonging. We have launched various initiatives to further our goal of being a more diverse, inclusive, and equitable workplace. We have a team dedicated to diversity, inclusion, and belonging initiatives, including but not limited to: hiring goals focused on increasing black, indigenous and people of color representation company-wide, anti-racism training for employees and managers, key external partnerships, and our annual diversity report. In addition, we have numerous active employee resource groups, including Women@HubSpot, People of Color at HubSpot, BLACKhub, the LGBTQ+ Alliance, and Families@HubSpot, as well as a variety of interest groups globally including age inclusion, ability and accessibility, and veterans.

•

Compensation and Benefits. We provide competitive compensation and benefits for our employees globally. Our compensation packages may include base salary, commission or semi-annual bonuses, and stock-based compensation. We also offer general employee medical and dental plans, unlimited vacation, life and disability insurance, and Section 401(k) plan matching contributions designed to provide employee benefits competitive with those offered by our peers and other companies with which we compete for talent.  In addition, we offer an employee stock purchase plan, under which eligible employees can voluntarily opt in to buy HubSpot common stock at a discount from the fair market value of the stock as determined on specific dates twice a year. We evaluate both compensation and benefit offerings on an annual basis to ensure competitiveness of both programs and we make adjustments as needed.

•

Workplace awards. We are proud to be named a Best Place to Work in 2020 and 2021 by Glassdoor. We have also been recognized as a top workplace in 2020 by Great Place to Work, the Boston Globe, the Boston Business Journal, and more. We are also honored in a number of categories by Comparably's workplace awards in 2020 including Best CEOs, Best Companies for Women, Best Companies for Diversity, Best Overall Company Culture, and a Best Company for Employee Happiness.

•

Hybrid Culture and COVID-19. Like other companies, we have learned to adapt during the pandemic. We have prioritized employee safety and transparency during the pandemic and continue to do so, ensuring all employees are set up to work remotely and providing clarity on office closures and evolving guidelines, where possible. In the third quarter of 2020, we made the decision to permanently move to a hybrid workplace model, which means that as of January 1, 2021, our employees will have the option to be fully remote, work full-time from one of our offices, or have the flexibility to work between office and remotely. This move provides our employees with continued flexibility, following the pandemic, to work in person, remotely, or in a hybrid model. This will enable us to grow better in serving our customers.

Competition

Our market is evolving, highly competitive and fragmented, and we expect competition to increase in the future. We believe the principal competitive factors in our market are:

o	vision for the market, product strategy and pace of innovation;
o	inbound marketing focus and domain expertise;
o	integrated all-in-one CRM Platform;
o	breadth and depth of product functionality;

o	ease of use;
o	scalable, open architecture;
o	time to value and total cost of ownership;
o	integration with third-party applications and data sources;
o	name recognition and brand reputation; and
o	“freemium” go-to-market motion.

We believe we compete favorably with respect to all of these factors.

We face intense competition from other software companies that develop marketing, sales, service, and content management software. Our competitors offer various point applications that provide certain functions and features that we provide, including:

o	cloud-based marketing automation providers;
o	content management systems;
o	email marketing software vendors;
o	sales force automation and CRM software vendors
o	customer service platform vendors; and
o	large-scale enterprise suites.

In addition, instead of using our CRM Platform, some prospective customers may elect to combine disparate point applications, such as content management, marketing automation, analytics, social media management, ticketing, and conversational bots. We expect that we will develop and introduce, or acquire, applications serving customer-facing and other front office functions.

Intellectual Property

Our ability to protect our intellectual property, including our technology, will be an important factor in the success and continued growth of our business. We protect our intellectual property through trade secrets law, copyrights, trademarks, patents, and contracts. Some of our technology relies upon third-party licensed intellectual property. We have 3 issued U.S. Patents, 2 allowed patent pending issuance, 7 U.S. utility patents applications pending, and 2 provisional patents filed.  We intend to pursue and are pursuing additional patent protection to the extent we believe it would be beneficial and cost-effective.

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

Financial Information About Segments

We operate as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is our chief executive officer, in deciding how to allocate resources and assess performance. The CODM evaluates our financial information and resources and assesses the performance of these resources on a consolidated basis. Since we operate in one operating segment, all required financial segment information can be found in the consolidated financial statements. See Footnote 10 within the consolidated financial statements for information by geographic area.

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

In December 2019, a novel coronavirus disease (“COVID-19”), was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic, (the “pandemic”). The pandemic, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours.

Our operations have also been impacted by a range of external factors related to the pandemic that are not within our control. For example, many cities, counties, states, and even countries have imposed or may impose a wide range of restrictions on the physical movement of our employees, partners and customers to limit the spread of the pandemic, including physical distancing, travel bans and restrictions, closure of non-essential business, quarantines, work-from-home directives, shelter-in-place orders, and limitations on public gatherings. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide. In March 2020, we temporarily closed our global offices, including our corporate headquarters, suspended all company-related travel, and all HubSpot employees globally were required to work from home for several months during the height of the pandemic. We shifted our Solutions Partner events and INBOUND 2020 to virtual-only experiences and have cancelled other customer and industry events. Although we have begun to slowly re-open our offices on a staggered, region-by-region basis in accordance with local authority guidelines, we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. All of these changes may disrupt the way we operate our business. Given that the economic consequences of the pandemic have been exceptionally challenging for many of our customers and prospects, we have also implemented certain changes to our pricing structure, including reducing prices on our Starter Growth Suite, offering certain product functionality free of charge for a limited time, suspending marketing email send limits for a limited time, and offering a one-time six-month advance on commissions to certain of our Solutions Partners.

Moreover, the conditions caused by the pandemic may affect the rate of spending on software products and may adversely affect our customers’ ability or willingness to purchase our offerings; the timing of our current or prospective customers’ purchasing decisions; pricing discounts or extended payment terms; reductions in the amount or duration of customers’ subscription contracts; or increase customer attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance. If the pandemic has a substantial impact on the ability of our customers to purchase our offerings, our results of operations and overall financial performance may be harmed.

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

The marketing, sales, customer service, and content management software market is evolving, highly competitive and significantly fragmented. With the introduction of new technologies and the potential entry of new competitors into the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales, maintain or increase renewals and maintain our prices.

We face intense competition from other software companies that develop marketing, sales, customer service, and content management software and from marketing services companies that provide interactive marketing services. Competition could significantly impede our ability to sell subscriptions to our CRM Platform on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future products less competitive, or obsolete. In addition, if these competitors develop products with similar or superior functionality to our platform, we may need to decrease the prices or accept less favorable terms for our platform subscriptions in order to remain competitive. If we are unable to maintain our pricing due to competitive pressures, our margins will be reduced and our operating results will be negatively affected.

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

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, be able to devote greater resources to the development, promotion, sale and support of their products and services, may have more extensive customer bases and broader customer relationships than we have, and may have longer operating histories and greater name recognition than we have. As a result, these competitors may respond faster to new technologies and undertake more extensive marketing campaigns for their products. In a few cases, these vendors may also be able to offer marketing, sales, customer service and content management software at little or no additional cost by bundling it with their existing suite of applications. To the extent any of our competitors has existing relationships with potential customers for either marketing software or other applications, those customers may be unwilling to purchase our platform because of their existing relationships with our competitor. If we are unable to compete with such companies, the demand for our CRM Platform could substantially decline.

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

Our head count and operations have grown substantially. For example, we had 4,225 full-time employees as of December 31, 2020, as compared with 3,387 as of December 31, 2019 and we have opened 8 international offices since 2012. We also plan to open additional offices in the future. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. Furthermore, preservation of our corporate culture has been made more difficult as our work force has been working from home in connection with restrictions placed upon businesses due to the COVID-19 pandemic. A long-term continuation of these restrictions could, among other things, negatively impact employee morale and productivity. Any failure to preserve our culture could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively and execute on our business strategy. If we experience any of these effects in connection with future growth, if our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, it could materially impair our ability to attract new customers, retain existing customers and expand their use of our platform, all of which would materially and adversely affect our business, financial condition and results of operations.

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

Failure to effectively develop and expand our marketing, sales, customer service, and content management capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.

To increase Total Customers and achieve broader market acceptance of our CRM Platform, we will need to expand our marketing, sales, customer service and content management operations, including our sales force and third-party channel partners. We will continue to dedicate significant resources to inbound sales and marketing programs. The effectiveness of our inbound sales and marketing and third-party channel partners has varied over time and may vary in the future and depends on our ability to maintain and improve our CRM Platform. All of these efforts will require us to invest significant financial and other resources. Our business will be seriously harmed if our efforts do not generate a correspondingly significant increase in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if our sales and marketing programs are not effective.

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

We believe that maintaining our thought leadership position in inbound marketing, sales, services and content management is an important element in attracting new customers. We devote significant resources to develop and maintain our thought leadership position, with a focus on identifying and interpreting emerging trends in the inbound experience, shaping and guiding industry dialog and creating and sharing the best inbound practices. Our activities related to developing and maintaining our thought leadership may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in such effort. We rely upon the continued services of our management and employees with domain expertise with inbound marketing, sales, services, and content management, and the loss of any key employees in this area could harm our competitive position and reputation. If we fail to successfully grow and maintain our thought leadership position, we may not attract enough new customers or retain our existing customers, and our business could suffer.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. We have opened 8 international offices since 2012. We also plan to open additional offices in the future. These international offices focus primarily on sales, professional services and support. We also have a development team in Dublin, Ireland. Our current international operations and future initiatives will involve a variety of risks, including:

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

Risks Related to Employee Matters

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

Our success and future growth depend upon the continued services of our management team, including our co-founders, Brian Halligan and Dharmesh Shah, and other key employees in the areas of research and development, marketing, sales, services, content management, and general and administrative functions. From time to time, there may be changes in our management team resulting from the hiring or departure of executives, which could disrupt our business. We also are dependent on the continued service of our existing software engineers and information technology personnel because of the complexity of our platform, technologies and infrastructure. We may terminate any employee’s employment at any time, with or without cause, and any employee may resign at any time, with or without cause. We do not have employment agreements with any of our key personnel. The loss of one or more of our key employees could harm our business.

The failure to attract and retain additional qualified personnel could prevent us from executing our business strategy.

To execute our business strategy, we must attract and retain highly qualified personnel. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing and managing cloud-based software, as well as for skilled information technology, marketing, sales and operations professionals, and we may not be successful in attracting and retaining the professionals we need. Also, inbound sales, marketing, services, and content management domain experts are very important to our success and are difficult to replace. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and difficulty in retaining highly skilled employees with appropriate qualifications. In particular, we have experienced a competitive hiring environment in the Greater Boston area, where we are headquartered. Many of the companies with which we compete for experienced personnel have greater resources than we do. In addition, in making employment decisions, particularly in the software industry, job candidates often consider the value of the stock options or other equity incentives they are to receive in connection with their employment. If the price of our stock declines, or experiences significant volatility, our ability to attract or retain key employees will be adversely affected. If we fail to attract new personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed.

Risks Related to Our Technical Operations Infrastructure and Dependence on Third Parties

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

A significant percentage of our customers choose to integrate our platform with certain capabilities provided by third-party application providers using application programming interfaces (“APIs”) published by these providers. The functionality and popularity of our CRM Platform depends, in part, on our ability to integrate our platform with third-party applications and platforms, including CRM, CMS, e-commerce, call center, analytics and social media sites that our customers use and from which they obtain data. Third-party providers of applications and APIs may change the features of their applications and platforms, restrict our access to their applications and platforms, or alter the terms governing use of their applications and APIs and access to those applications and platforms in an adverse manner. Such changes could functionally limit or terminate our ability to use these third-party applications and platforms in conjunction with our platform, which could negatively impact our offerings and harm our business. If we fail to integrate our platform with new third-party applications and platforms that our customers use for marketing, sales, services or content management purposes, or fail to renew existing relationships pursuant to which we currently provide such integration, we may not be able to offer the functionality that our customers need, which would negatively impact our ability to generate new revenue or maintain existing revenue and adversely impact our business.

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

Our internal computer systems and those of our current and any future strategic collaborators, vendors, and other contractors or consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, cybersecurity threats, terrorism, war and telecommunication and electrical failures. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. Because the techniques used by computer programmers who may attempt to penetrate and sabotage our network security or our website change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques.

If we were to experience a cyberattack and suffer interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other disruptions. These cyber-attacks could be carried out by threat actors of all types (including but not limited to nation states, organized crime, other criminal enterprises, individual actors and/or advanced persistent threat groups). In addition, we may experience intrusions on our physical premises by any of these threat actors. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our competitive position could be harmed. Any breach, loss, or compromise of personal data may also subject us to civil fines and penalties, or claims for damages either under the General Data Protection Regulation (the “GDPR”) and relevant member state law in the European Union, other foreign laws, and other relevant state and federal privacy laws in the United States.

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

Laws and regulations concerning privacy, data protection and information security are evolving, and changes to such laws and regulations could require us to change features of our platform or restrict our customers’ ability to collect and use email addresses, page viewing data and personal information, which may reduce demand for our platform. Our failure to comply with federal, state and international data privacy laws and regulations could harm our ability to successfully operate our business and pursue our business goals. For example, California recently enacted the California Consumer Privacy Act, or CCPA, that, among other things, require covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. The CCPA recently was amended and it is not yet fully clear how the CCPA will be enforced and how certain of its requirements will be interpreted. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

Additionally, a new California ballot initiative, the California Privacy Rights Act, or CPRA, was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

Certain other state laws impose similar privacy obligations and we also expect anticipate that more states to may enact legislation similar to the CCPA, which provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

In addition, several foreign jurisdictions, including the European Union and Canada, have regulations dealing with the collection and use of personal information obtained from their residents, which are often more restrictive than those in the U.S. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personal information that identifies or may be used to identify an individual. In relevant part, these laws and regulations may affect our ability to engage in lead generation activities by imposing heightened requirements, such as affirmative opt-ins or consent prior to sending commercial correspondence or engaging in electronic tracking activities. For example, a recent ruling of the European Court of Justice in Case C-673/17 provides that a pre-checked opt-in is insufficient to constitute a valid active consumer consent to cookie storage.

Within the European Union, legislators have adopted the GDPR and which became effective in May 2018 which may impose additional obligations and risk upon our business and which may increase substantially the penalties to which we could be subject in the event of any non-compliance. In addition, further to the United Kingdom's exit from the European Union on January 31, 2020, the GDPR ceased to apply in the United Kingdom at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the United Kingdom’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain United Kingdom specific amendments) into United Kingdom law (the “UK GDPR”). The UK GDPR and the UK Data Protection Act 2018 set out the United Kingdom’s data protection regime, which is independent from but aligned to the European Union’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. The United Kingdom, however, is now regarded as a third country under the European Union’s GDPR which means that transfers of personal data from the European Economic Area to the United Kingdom will be restricted unless an appropriate safeguard, as recognized by the European Union’s GDPR, has been put in place. However, under the EU-UK Trade Cooperation Agreement it is lawful to transfer personal data between the United Kingdom and the European Economic Area for a 6 month period following the end of the transition period, with a view to achieving an adequacy decision from the European Commission during that period. Like the European Union GDPR, the UK GDPR restricts personal data transfers outside the United Kingdom to countries not regarded by the United Kingdom as providing adequate protection (this means that personal data transfers from the United Kingdom to the European Economic Area remain free flowing).

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

The regulatory framework governing the collection, processing, storage, use and sharing of certain information, particularly financial and other personal information, is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our services and platform capabilities. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our posted privacy policies, changing consumer expectations, evolving laws, rules and regulations, industry standards, or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time and other resources or the incurrence of significant fines, penalties or other liabilities. In addition, any such action, particularly to the extent we were found to be guilty of violations or otherwise liable for damages, would damage our reputation and adversely affect our business, financial condition and results of operations.

We publicly post documentation regarding our practices concerning the collection, processing, use and disclosure of data. Although we endeavor to comply with our published policies and documentation, we may at times fail to do so or be alleged to have failed to do so. Any failure or perceived failure by us to comply with our privacy policies or any applicable privacy, security or data protection, information security or consumer-protection related laws, regulations, orders or industry standards could expose us to costly litigation, significant awards, fines or judgments, civil and/or criminal penalties or negative publicity, and could materially and adversely affect our business, financial condition and results of operations. The publication of our privacy policy and other documentation that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices, which could, individually or in the aggregate, materially and adversely affect our business, financial condition and results of operations.

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

Risks Related to Taxation

We may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales, which could harm our business.

State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added, Digital Services Tax, and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our CRM Platform in various jurisdictions is unclear. Further, these jurisdictions’ rules regarding tax nexus are complex and vary significantly. As a result, we could face the possibility of tax assessments and audits, and our liability for these taxes and associated penalties could exceed our original estimates. A successful assertion that we should be collecting additional sales, use, value added or other taxes in those jurisdictions where we have not historically done so and do not accrue for such taxes could result in substantial tax liabilities and related penalties for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results.

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

We have incurred losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2020, we had $760 million of U.S. federal and $508 million state net operating loss carryforwards due to prior period losses, which, if not utilized, some of which will begin to expire in 2027 for federal purposes and begin to expire in 2023 for state purposes. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. Our U.S federal and certain state net operating loss carryforwards incurred for periods beginning on or after January 1, 2018 would not expire unused because they can be carried forward indefinitely. In addition, under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be further limited if we experience an “ownership change”. An ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We may have experienced an ownership change in the past, and future issuances of our stock could cause an ownership change. It is possible that any such ownership change could have a material effect on the use of our net operating loss carryforwards or other tax attributes accrued prior to such ownership change, which could adversely affect our profitability.

Risks Related to Our Operating Results and Financial Condition

We have a history of losses and may not achieve profitability in the future.

We generated net losses of $85.0 million in 2020, $53.7 million in 2019, and $63.8 million in 2018. As of December 31, 2020, we had an accumulated deficit of $483.2 million. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to grow our marketing, sales, customer service, and content management operations, develop and enhance our CRM Platform, scale our data center infrastructure and services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Annual Report on Form 10-K, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

From time to time, we may invest funds in social impact investment funds, and may receive no return on our investment or lose our entire investment.

From time to time, we may invest in social impact investment funds. For example, in December 2020, we committed $20 million to social impact investing. Our first allocation of those funds was a $12.5 million investment in the Black Economic Development Fund (“BEDF”). The BEDF is managed by the Local Initiatives Support Corporation (“LISC”), which expects to make investments from the BEDF in the form of bank deposits, bridge financing, and other financing to Black-led businesses, financial institutions, and anchor institutions. There is no guarantee as to the performance of this investment or any similar investments we make in the future. Depending on the performance of this investment and future investments we may make, we may not receive any return on our investment or we may lose our entire investment, which could have an adverse effect on our business.

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
•

attracting new customers for our marketing, sales, customer service, and content management software, increasing our existing customers’ use of our platform and providing our customers with excellent customer support;

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

Risks Related to Our Notes

Servicing our debt may require a significant amount of cash.  We may not have sufficient cash flow from our business to pay our indebtedness, and we may not have the ability to raise the funds necessary to settle for cash conversions of the Notes or to repurchase the Notes for cash upon a fundamental change, which could adversely affect our business and results of operations.

We incurred indebtedness in the aggregate principal amount of $400.0 million in connection with the issuance of our 0.25% convertible senior notes due June 1, 2022 (the “2022 Notes”). In June 2020, the Company exchanged approximately $272.1 million in aggregate principal amount of the 2022 Notes in privately-negotiated transactions for an aggregate of approximately $283.0 million in cash and 1.6 million shares of common stock. As of December 31, 2020, $125.8 million of principal remains outstanding on the 2022 Notes. In June 2020, concurrent with the partial repurchase of the 2022 Notes, we incurred indebtedness in the aggregate principal amount of $460.0 million in connection with the issuance of our 0.375% convertible senior notes due June 1, 2025 (the “2025 Notes”) and together with the 2022 Notes (the “Notes”). Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

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

Because the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended December 31, 2020 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending March 31, 2021. In the fourth quarter of 2020, the Company settled $2 million of principal balance of the 2022 Notes in cash. Between the end of the most recently completed fiscal quarter and February 12, 2021, the Company additionally settled $8.3 million of principal balance of the 2022 Notes in cash in response to conversion notices received prior to December 31, 2020. As of February 12, 2021, the Company has received additional conversion notices subsequent to year-end for approximately $36.1 million of the principal balance of the 2022 Notes, which will be settled in cash during the quarter ended March 31, 2021. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended December 31, 2020 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2025 Notes are convertible at the option of the holders thereof during the calendar quarter ending March 31, 2021. As of February 12, 2021, no holders have converted or indicated their intention to convert the 2025 Notes. Whether the Notes that remain outstanding will be convertible following the calendar quarter ending December 31, 2020 will depend on the continued satisfaction of this condition or another conversion condition in the future. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. The Notes are currently classified as long-term debt, except for $7.8 million, classified as current as of December 31, 2020, for conversion notices received prior to year-end, for which the principal amount, net of discount, is expected to be cash-settled within the next fiscal quarter.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. ASC 470-20 requires the value of the conversion option of the Notes, representing the equity component, to be recorded as additional paid-in capital within stockholders’ equity in our consolidated balance sheet and as a discount to the Notes, which reduces their initial carrying value. The carrying value of the Notes, net of the discount recorded, will be accreted up to the principal amount of the Notes from the issuance date until maturity, which will result in non-cash charges to interest expense in our consolidated statement of operations. Accordingly, we will report lower net income or higher net loss in our financial results because ASC 470-20 requires interest to include both the current period’s accretion of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

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

In August 2020, the FASB issued guidance simplifying ASC 470-20 by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Under the new guidance, we will no longer be required to separately account for the liability and equity components of convertible debt instruments. This will have the impact of reducing non-cash interest expense, and thereby increasing net income (or decreasing net losses). Additionally, the new guidance eliminates the treasury stock method for calculating diluted earnings per share for convertible instruments and requires use of the “if-converted” method, which would decrease (increase) our diluted net income (loss) per share. The new standard is effective beginning in January 2022, with early adoption permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

Risks Related to Our Common Stock

Our stock price may be volatile and you may be unable to sell your shares at or above the price you purchased them.

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share, our stock price has ranged from $25.79 to $420.61, through December 31, 2020. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

General Risks

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	Properties

We occupy approximately 443,000 square feet of office space in Cambridge, Massachusetts pursuant to lease agreements that expire through 2029. We also maintain offices in Portsmouth, New Hampshire, Dublin, Ireland, Sydney, Australia, Singapore, Tokyo, Japan, Berlin, Germany, Bogotá, Colombia, Paris, France, and Ghent, Belgium. We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

As of February 12, 2021, we had 27 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

The following graph shows a comparison of the cumulative total return for our common stock, the Nasdaq Computer Index and the S&P 500 Index for each of the last six fiscal years ended December 31, 2020. The graph assumes an initial investment of $100 in each of the Company’s common stock, the Nasdaq Computer Index and the S&P 500. Such returns are based on historical results and are not intended to suggest future performance.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
HubSpot	100	168	140	263	374	472	1180
S&P 500 Index	100	99	109	130	122	157	182
Nasdaq Computer Index	100	106	119	166	159	240	359

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

Outstanding Convertible Senior Notes, Convertible Note Hedge, and Warrant

In May 2017, we issued $400.0 million aggregate principal amount of 0.25% convertible senior notes (the “2022 Notes”) due June 1, 2022, of which $272.1 million was repurchased in June 2020 and $2 million was settled in cash during the fourth quarter of 2020. As of December 31, 2020, $125.8 million of principal remains outstanding on the 2022 Notes. Also in June 2020, we issued $460 million aggregate principal amount of convertible senior notes due June 1, 2025 (the “2025 Notes”).

In connection with the offering of the 2025 Notes, the Company purchased capped call options (“Capped Call Options”) that give the Company the option to purchase up to approximately 1.6 million shares of its common stock for $282.52 per share. In connection with the offering of the 2022 Notes, the Company entered into convertible note hedge transactions (the “Convertible Note Hedges”) with certain counterparties in which the Company has the option to purchase (subject to adjustment for certain specified events) shares of the Company’s common stock at a price of approximately $94.77 per share. In addition, the Company sold warrants (the “Warrants”) to certain bank counterparties whereby the holders of the warrants have the option to purchase (subject to adjustment for certain specified events) shares of the Company’s common stock at a price of $115.8 per share.  As of December 31, 2020, Convertible Note Hedges corresponding to approximately 1.3 million shares of the Company’s common stock and Warrants corresponding to approximately 1.3 million shares of the Company’s common stock remain outstanding. See Note 9 in the Notes to the Consolidated Financial Statements for more information.

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

The following selected consolidated statements of operations data for the years ended December 31, 2020, 2019, and 2018, and the consolidated balance sheet data as of December 31, 2020 and 2019, have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018, 2017 and 2016 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$853,025	$646,266	$487,450	$356,727	$254,775
Professional services and other	30,001	28,594	25,530	18,885	16,192
Total revenue	883,026	674,860	512,980	375,612	270,967
Cost of revenue:
Subscription (1)	130,685	98,510	69,718	51,563	41,182
Professional services and other (1)	36,274	31,448	30,639	24,166	20,683
Total cost of revenue	166,959	129,958	100,357	75,729	61,865
Total gross profit	716,067	544,902	412,623	299,883	209,102
Operating expenses:
Research and development (1)	205,589	158,237	117,603	70,373	45,997
Sales and marketing (1)	452,081	340,685	267,444	212,859	162,647
General and administrative (1)	109,225	92,971	75,834	56,787	45,120
Total operating expenses	766,895	591,893	460,881	340,019	253,764
Loss from operations	(50,828)	(46,991)	(48,258)	(40,136)	(44,662)
Other (expense) income
Interest income	7,773	19,429	9,176	3,837	854
Interest expense	(37,049)	(22,818)	(21,386)	(13,181)	(265)
Other expense	(711)	(393)	(1,492)	(559)	(956)
Total other expense	(29,987)	(3,782)	(13,702)	(9,903)	(367)
Net loss before income tax expense	(80,815)	(50,773)	(61,960)	(50,039)	(45,029)
Income tax expense	(4,216)	(2,973)	(1,868)	10,325	(533)
Net loss	(85,031)	(53,746)	(63,828)	(39,714)	(45,562)
Net loss per common share, basic and diluted (2)	$(1.90)	$(1.28)	$(1.66)	$(1.08)	$(1.29)
Weighted average common shares used in computing basic and diluted net loss per common share (2)	44,757	42,025	38,529	36,827	35,197

(1)	Stock-based compensation included in the consolidated statements of operations data above was as follows:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Cost of revenue:
Subscription	$4,408	$3,127	$1,476	$658	$512
Professional services and other	2,536	2,829	2,924	2,327	1,640
Research and development	39,366	33,748	23,328	12,816	8,828
Sales and marketing	50,552	36,599	31,099	19,016	13,352
General and administrative	24,626	21,451	17,434	12,500	8,343
Total stock-based compensation	$121,488	$97,754	$76,261	$47,317	$32,675

(2)	See Note 2 to our consolidated financial statements for further details on the calculation of basic and diluted net loss per share attributable to common stockholders.

	As of December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and investments	$1,281,893	$1,015,280	$603,700	$535,737	$150,068
Working capital, excluding deferred revenue	1,324,286	1,018,265	658,714	561,085	144,296
Total assets	1,973,366	1,569,268	833,953	712,175	259,755
Deferred revenue	316,502	234,088	185,484	139,157	96,597
Operating lease liabilities	309,684	267,829	—	—	—
Convertible senior notes	478,936	340,564	318,782	298,447	—
Total liabilities	1,210,711	919,310	589,312	501,815	141,055
Total stockholders’ equity	$762,655	$649,958	$244,641	$210,360	$118,700

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We provide a cloud-based customer relationship management (“CRM”) Platform. Our CRM Platform is comprised of Marketing Hub, Sales Hub, Service Hub and content management system (“CMS”) Hub as well as other tools and integrations that enable companies to attract, engage, and delight customers throughout the customer experience.

At the core of our CRM Platform is our CRM that our customers use which creates a single view of all interactions a prospective or existing customer has with their marketing, sales and customer service teams. The CRM shares data across every application in the CRM Platform, automatically informing more personalized emails, website content, ads, and conversations, and enables more accurate timing cues for our customer’s internal teams. In addition, the CRM Platform was built to easily and seamlessly integrate third party applications to further customize to an individual company’s industry or needs. We designed and built our CRM Platform to serve a broad range of customers globally. Our CRM Platform starts completely free and grows with our customers to meet their needs at different stages in their life-cycles. It supports multiple languages and currencies and offers an array of sophisticated features, including content partitioning at the enterprise level for companies operating in or serving multiple countries.

We focus on selling to mid-market business-to-business, or B2B, companies, which we define as companies that have between two and 2,000 employees.  While our CRM Platform was built to grow with any company, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving this market segment. These mid-market businesses seek an integrated, easy-to-implement and easy-to-use solution to reach customers and compete with organizations that have larger marketing, sales, and customer service budgets. We efficiently reach these businesses at scale through our proven inbound methodology, our Solutions Partners, and our “freemium” model. A Solutions Partner is a service provider that helps businesses with strategy, execution, and implementation of go-to-market activities and technology solutions. Our freemium model attracts customers who begin using our CRM Platform through our free products and then upgrade to our paid products. As of December 31, 2020, we had 4,225 full-time employees and 103,994 Total Customers of varying sizes in more than 120 countries, representing almost every industry.

Our CRM Platform is a multi-tenant, single code-based and globally available software-as-a-service product delivered through web browsers or mobile applications. We sell our CRM Platform on a subscription basis. Our total revenue increased to $883.0 million in 2020, from $674.9 million in 2019, and from $513.0 million in 2018, representing year-over-year increases of 31% in 2020 and 32% in 2019. We had net losses of $85.0 million in 2020, $53.7 million in 2019, and $63.8 million in 2018, primarily due to investments in our growth.

We derive most of our revenue from subscriptions to our cloud-based CRM Platform and related professional services, which consist of customer on-boarding and training services. Subscription revenue accounted for 97% of our total revenue for the year ended December 31, 2020, 96% of our total revenue for the year ended December 31, 2019 and 95% of our total revenue for the year ended December 31, 2018. We sell multiple product plans at different base prices on a subscription basis, each of which includes our CRM and integrated applications to meet the needs of the various customers we serve. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We also generate additional revenue based on the purchase of additional subscriptions and products, and the number of account users and subdomains. Most of our customers’ subscriptions are one year or less in duration.

Subscriptions are billed in advance on various schedules. Because the mix of billing terms for orders can vary from period to period, the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. Accordingly, we do not believe that change in deferred revenue is an accurate indicator of future revenue.

Many of our customers purchase on-boarding and training services which are designed to help customers enhance their ability to attract, engage and delight their customers using our CRM Platform. Professional services and other revenue accounted for 3% of total revenue for the year ended December 31, 2020, 4% of total revenue for the year ended December 31, 2019 and 5% of total revenue for the year ended December 31, 2018. We expect professional services and other margins to range from a moderate loss to breakeven for the foreseeable future.

COVID-19 Update

In March 2020, the World Health Organization, or WHO, declared the outbreak of a disease caused by a novel strain of the coronavirus (“COVID-19”) to be a pandemic (the “pandemic”). This pandemic is having widespread, rapidly-evolving, and unpredictable impacts on global societies, economies, financial markets, and business practices.  Federal and state governments have implemented measures in an effort to contain the virus, including physical distancing, travel bans and restrictions, closure of non-essential businesses, quarantines, work-from-home directives, shelter-in-place orders, and limitations on public gatherings.  These measurements have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide.

 Our focus remains on promoting employee health and safety, serving our customers, and ensuring business continuity.  In March 2020, we temporarily closed our global offices, including our corporate headquarters, suspended all company-related travel, and all HubSpot employees globally were required to work from home. We shifted our Solutions Partner events and INBOUND 2020 to virtual-only experiences and have cancelled other customer and industry events. During the third quarter of 2020, we began to slowly re-open our offices on a staggered, region-to-region basis in accordance with local authority guidelines while ensuring that our return to work was thoughtful, prudent, and handled with an abundance of caution with the health of our employees being the top priority.  During the fourth quarter of 2020, due to surges in COVID-19 cases at almost all of our office locations, we elected to close all of our global offices. We are closely monitoring the impact of the pandemic and will continue to be thoughtful about employee safety and well-being.

Given that the economic consequences of the pandemic have been exceptionally challenging for many of our customers and prospects, we also implemented certain changes to our pricing structure in March 2020, including reducing prices on our Starter Growth Suite, offering certain product functionality free of charge for a limited time, suspending marketing email send limits for a limited time, and offering a one-time six-month advance on commissions to certain of our Solutions Partners.

While the pandemic has not had a material adverse financial impact on our business to date, the broader implications of the pandemic on our results of operations and overall financial performance will depend on future developments and conditions.  The pandemic and its adverse effects are prevalent in the locations where we, our customers, and partners conduct business.  As a result, at the outset of the pandemic, we experienced, and may again experience in the future, curtailed customer demand that could adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may be impacted by changes in our customers’ ability or willingness to purchase our offerings; changes in the timing of our current or prospective customers’ purchasing decisions; pricing discounts or extended payment terms; reductions in the amount or duration of customers’ subscription contracts; or increased customer attrition rates. While our revenue, customer retention, and earnings are relatively predictable as a result of our subscription-based business model, the effect of the pandemic will not be fully reflected in our results of operations and overall financial performance until future periods.

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

	Year Ended December 31,
	2020	2019	2018
Total Customers	103,994	73,483	56,628
Total Average Subscription Revenue per Customer	$9,582	$9,920	9,904
Total Subscription Dollar Retention Rate	102.3%	99.9%	100.7%

Total Customers.  We believe that our ability to increase our customer base is an indicator of our market penetration and growth of our business as we continue to expand our sales force and invest in marketing efforts. We define our Total Customers at the end of a particular period as the number of business entities or individuals with one or more paid subscriptions to our CRM Platform either paid directly or through a Solutions Partner. We do not include in Total Customers business entities or individuals with one or more paid subscriptions solely for our legacy Sales Hub ($10) product or any PieSync product. A single customer may have separate paid subscriptions for separate websites, sales licenses or seats, or our Sales Hub, Marketing Hub, Service Hub, or CMS Hub products, but we count these as one customer if certain customer-provided information such as company name, URL, or email address indicate that these subscriptions are managed by the same business entity or individual.

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

Key Components of Consolidated Statements of Operations

Revenue

We derive our revenue from two major sources, revenue from subscriptions to our CRM Platform and professional services and other revenue consisting mainly of on-boarding and training services fees.

Subscription based revenue is derived from customers using our CRM Platform for their inbound marketing, sales, service, and content management needs. Our CRM Platform features integrated applications that create a cohesive and adaptable customer experience. These integrated applications include a CRM, search engine optimization, blogging, website content management, messaging, chatbots, social media, marketing automation, email, predictive lead scoring, sales productivity, ticketing and helpdesk tools, customer NPS surveys, analytics, and reporting. Subscriptions are billed in advance on various schedules. All subscription fees that are billed in advance of service are recorded in deferred revenue. Subscription based revenue is recognized net of consideration paid to Solutions Partners when those Partners purchase a subscription to our CRM Platform.

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

Cost of Revenue and Operating Expenses

Cost of Revenue

Cost of subscription revenue consists primarily of managed hosting providers and other third-party service providers, employee-related costs including payroll, benefits and stock-based compensation expense for our customer support team, amortization of capitalized software development costs and acquired technology, and allocated overhead costs, which we define as rent, facilities, depreciation of fixed assets, and costs related to information technology.

Cost of professional services and other revenue consists primarily of personnel costs of our professional services organization, including salaries, benefits, bonuses and stock-based compensation, amortization of capitalized software development costs associated with our internally built software platform, as well as allocated overhead costs.

We expect that cost of subscription and professional services and other revenue will increase in absolute dollars as we continue to invest in growing our business. Over time, we expect to gain benefits of scale associated with our costs of hosting our CRM Platform relative to subscription revenues, resulting in improved subscription gross margin, exclusive of stock-based compensation. We expect professional services and other margins to range from a moderate loss to breakeven for the foreseeable future, exclusive of stock-based compensation.

Research and Development

Research and development expenses consist primarily of personnel costs of our development team, including payroll, benefits and stock-based compensation expense and allocated overhead costs. We capitalize certain software development costs that are attributable to developing new products and adding incremental functionality to our CRM Platform and amortize such costs as costs of subscription revenue over the estimated life of the new product or incremental functionality, which is generally two years. We also capitalize certain development costs that are attributable to developing our internally developed software platforms and amortize such costs throughout the consolidated statement of operations over the estimated life of our internally developed software platforms, which is generally five years. We focus our research and development efforts on improving our products and developing new ones, delivering new functionality and enhancing the customer experience. We believe delivering new functionality for our customers is an integral part of our solution and provides our customers with access to a broad array of options and information critical to their marketing, sales, and customer service efforts. We expect to continue to make investments in and expand our offerings to enhance our customers’ experience and satisfaction and attract new customers. We expect research and development expenses to increase in absolute dollars as we continue to increase the functionality of our CRM Platform.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs of our sales and marketing employees, including sales commissions and incentives, benefits and stock-based compensation expense, marketing programs, including lead generation, costs of our annual INBOUND conference, other brand building expenses, amortization of capitalized software development costs associated with our internally built software platforms, and allocated overhead costs. We defer certain sales commissions related to acquiring new contracts and amortize them ratably over a period of benefit that we have determined to be approximately one to three years. Sales and marketing expenses also include commissions paid to our Solutions Partners in instances where the end customer purchases and pays for a subscription to our CRM Platform.

We plan to continue to expand sales and marketing to grow our customer base and increase sales to existing customers. This growth will include adding sales personnel and expanding our marketing activities to continue to generate additional leads and build brand awareness. We expect sales and marketing expenses will increase as a result of hiring net new quota-carrying sales representatives in the United States and worldwide and adding to our marketing staff. Over time, we expect sales and marketing expenses will decline as a percentage of total revenue, exclusive of stock-based compensation.

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

Other Expense

Interest income primarily consists of interest earned on invested cash and cash equivalents balances and investments. Interest expense primarily consists of amortization of the debt discount, issuance costs and contractual interest expense related to our Notes, and the loss on early extinguishment of our 2022 Notes. Other expense primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities.

Income Tax Expense

The income tax expense consists of current and deferred taxes for U.S. and foreign jurisdictions. We have historically had a taxable loss in our most significant jurisdiction, the U.S., and a full valuation allowance against the majority of our deferred tax assets. We expect this to continue in the near term.

Results of Operations

The following tables set forth certain consolidated financial data in dollar amounts and as a percentage of total revenue.

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Revenue:
Subscription	$853,025	$646,266	$487,450
Professional services and other	30,001	28,594	25,530
Total revenue	883,026	674,860	512,980
Cost of revenue:
Subscription	130,685	98,510	69,718
Professional services and other	36,274	31,448	30,639
Total cost of revenue	166,959	129,958	100,357
Gross profit	716,067	544,902	412,623
Operating expenses:
Research and development	205,589	158,237	117,603
Sales and marketing	452,081	340,685	267,444
General and administrative	109,225	92,971	75,834
Total operating expenses	766,895	591,893	460,881
Loss from operations	(50,828)	(46,991)	(48,258)
Other expense:
Interest income	7,773	19,429	9,176
Interest expense	(37,049)	(22,818)	(21,386)
Other expense	(711)	(393)	(1,492)
Total other expense	(29,987)	(3,782)	(13,702)
Loss before income tax expense	(80,815)	(50,773)	(61,960)
Income tax expense	(4,216)	(2,973)	(1,868)
Net loss	$(85,031)	$(53,746)	$(63,828)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Subscription	97%	96%	95%
Professional services and other	3	4	5
Total revenue	100	100	100
Cost of revenue:
Subscription	15	15	14
Professional services and other	4	5	6
Total cost of revenue	19	19	20
Gross profit	81	81	80
Operating expenses:
Research and development	23	23	23
Sales and marketing	51	50	52
General and administrative	12	14	15
Total operating expenses	87	88	90
Loss from operations	(6)	(7)	(9)
Total other expense	(3)	(1)	(3)
Loss before income tax expense	(9)	(8)	(12)
Income tax expense	(0)	(0)	(0)
Net loss	(10)%	(8)%	(12)%

*	Percentages are based on actual values. Totals may not sum due to rounding.

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Revenue

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Subscription	$853,025	$646,266	$206,759	32%
Professional services and other	30,001	28,594	1,407	5%
Total revenue	$883,026	$674,860	$208,166	31%

Subscription revenue increased during 2020 due to an increase throughout the year in Total Customers, which grew from 73,483 as of December 31, 2019 to 103,994 as of December 31, 2020. Total Average Subscription Revenue per Customer decreased from $9,920 for the year ended December 31, 2019 to $9,582 for the year ended December 31, 2020. The growth in Total Customers was primarily driven by our increased sales representative capacity to meet market demand as well as our freemium product offering and lower priced starer products. The decrease in average subscription revenue per customer was driven primarily by the volume of continued purchases of our lower priced starter products.

The 5% increase in professional services and other revenue resulted primarily from the increase in Total Customers and from the delivery of on-boarding services for the additional subscriptions sold, slightly offset by fewer classroom trainings being held due to social gathering restrictions and travel bans implemented due to the pandemic.

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Total cost of revenue	$166,959	$129,958	$37,001	28%
Gross profit	716,067	544,902	171,165	31%
Gross margin	81%	81%

Total cost of revenue increased 28% during 2020 primarily due to an increase in subscription and hosting costs, employee-related costs, amortization of capitalized software development costs, and allocated overheard expenses, offset by a decrease in amortization of acquired technology due to certain acquired technology reaching the end of its useful life during the year ended December 31, 2020. Gross margin remained consistent year-over-year.

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Subscription cost of revenue	$130,685	$98,510	$32,175	33%
Percentage of subscription revenue	15%	15%

The increase in subscription cost of revenue for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to the following:

Change
(in thousands)
Subscription and hosting costs	$21,990
Employee-related costs	5,238
Amortization of capitalized software development costs	4,834
Allocated overhead expenses	974
Amortization of acquired technology	(861)
$32,175

Subscription and hosting costs increased primarily due to growth in our Total Customer base from 73,483 at December 31, 2019 to 103,994 at December 31, 2020. Additionally, we saw higher subscription and hosting costs as we focus on the security, reliability and performance of our CRM Platform. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings, offset slightly by reduced discretionary spending as a result of the pandemic. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products and increased functionality. Allocated overhead expenses increased due to the expansion of our leased space and infrastructure as we continued to grow our business and expand headcount. Amortization of acquired technology decreased due to certain acquired technology reaching the end of its useful life during the year ended December 31, 2020.

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Professional services and other cost of revenue	$36,274	$31,448	$4,826	15%
Percentage of professional services and other revenue	121%	110%

The increase in professional services and other cost of revenue for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to the following:

Change
(in thousands)
Employee-related costs and allocated overhead expenses	$4,826
$4,826

Employee-related costs increased as a result of increased headcount as we continue to grow our professional services organization to support our customer growth.

Research and Development

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Research and development	$205,589	$158,237	$47,352	30%
Percentage of total revenue	23%	23%

The increase in research and development expense for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$39,791
Allocated overhead expenses	7,561
$47,352

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

Sales and Marketing

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Sales and marketing	$452,081	$340,685	$111,396	33%
Percentage of total revenue	51%	50%

The increase in sales and marketing expense for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$65,646
Marketing programs	17,536
Solutions Partner commissions	14,637
Allocated overhead expense	13,577
$111,396

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

General and Administrative

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
General and administrative	$109,225	$92,971	$16,254	17%
Percentage of total revenue	12%	14%

The increase in general and administrative expense for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$7,008
Allocated overhead expense	5,884
Customer credit card fees	3,362
$16,254

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

Other Expense

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Interest income	$7,773	$19,429	$(11,656)	(60)%
Percentage of total revenue	1%	3%
Interest expense	$(37,049)	$(22,818)	$(14,231)	62%
Percentage of total revenue	(4)%	(3)%
Other expense	$(711)	$(393)	$(318)	81%
Percentage of total revenue	*	*

*	not meaningful

Interest income primarily consists of interest earned on invested cash and cash equivalents balances and investments. The decrease during the year is due to a decrease in yields on our investment balances, offset by an increase in the amount of investment holdings from the proceeds received from the issuance of the 2025 Notes.

Interest expense primarily consists of amortization of the debt discount and issuance costs and contractual interest expense related to our Notes, and the loss on early extinguishment of our 2022 Notes. The increase during the year ended December 31, 2020 was primarily due to the $10.5 million loss on the early extinguishment of our 2022 Notes and amortization of the debt discount and issuance costs related to the 2025 Notes.

Other expense primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities. The increase was primarily due to exchange rate fluctuations.

Income Tax expense

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Income tax expense	$(4,216)	$(2,973)	$(1,243)	42%
Effective tax rate	5%	6%

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

Total cost of revenue increased 29% during 2019 primarily due to an increase in subscription and hosting costs, employee-related costs, amortization of capitalized software development costs, amortization of acquired technology, and allocated overheard expenses. The increase in gross margin was primarily driven by changes to our service offerings for our products offset by increased hosting costs in subscription revenue as we focus on the reliability of our CRM Platform.

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
$28,792

Subscription and hosting costs increased primarily due to growth in our Total Customer base from 56,628 at December 31, 2018 to 73,483 at December 31, 2019, as we focus on the reliability of our CRM Platform. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products and increased functionality.  Amortization of acquired technology increased due to a full year of amortization of acquired technology that was placed into service the second half of 2018. Allocated overhead expenses increased due to expansion of our leased space and infrastructure as we continue to grow our business and expand headcount.

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

The increase in general and administrative expense for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$11,619
Customer credit card fees	2,961
Allocated overhead expenses	2,557
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

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents provided by operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Cash and cash equivalents	$378,123	$269,670	$111,489
Working capital	1,011,420	787,235	475,409
Net cash and cash equivalents provided by operating activities	88,913	118,973	84,851
Net cash and cash equivalents used in investing activities	(215,567)	(316,194)	(71,230)
Net cash and cash equivalents provided by financing activities	222,460	359,342	12,778

Our cash and cash equivalents at December 31, 2020 was held for working capital purposes. We believe our working capital is sufficient to support our operations for at least the next 12 months. At December 31, 2020, $83.7 million of our cash and cash equivalents was held in accounts outside the United States. As of December 31, 2018, we no longer assert indefinite reinvestment of our foreign earnings because these earnings have been subject to U.S. Federal tax.  While we have concluded that any incremental tax incurred upon ultimate distribution of these earnings to be immaterial, our current plans do not demonstrate a need to repatriate undistributed earnings to fund our U.S. operations.

Net Cash and Cash Equivalents Provided by Operating Activities

Net cash and cash equivalents provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash and cash equivalents provided by operating activities during the year ended December 31, 2020 primarily reflected our net loss of $85.0 million, the portion of the repayment of the 2022 Notes attributable to the debt discount of $49.0 million, benefit for deferred income taxes of $2.2 million and accretion of bond discounts of $3.7 million, offset by non-cash expenses that included $37.1 million of depreciation and amortization, $121.5 million in stock-based compensation, $10.5 million of loss on early extinguishment of 2022 Notes and $24.9 million of amortization of debt discount and issuance costs. Working capital sources of cash and cash equivalents primarily included a $72.6 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $26.0 million increase in accrued expenses, a $3.7 million increase in accounts payable related to timing of bill payments, and a $31.4 million increase in right-of-use asset. These sources of cash and cash equivalents were offset by a $31.6 million decrease in lease liabilities, a $30.0 million increase in accounts receivable as a result of increased billings to customers consistent with the overall growth of the business, $19.3 million increase in deferred commissions and a $17.0 million increase in prepaid and other assets.

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

Net Cash and Cash Equivalents Used in Investing Activities

Our investing activities have consisted primarily of purchases, maturities and sale of investments, property and equipment purchases, an acquisition of a business, strategic investments, and capitalization of software development costs. Capitalized software development costs are related to new products or improvements to our existing software platform that expands the functionality for our customers.

Net cash and cash equivalents used in investing activities during the year ended December 31, 2020 consisted primarily of $1.5 billion in purchases of investments, $37.3 million of purchased property and equipment, $2.5 million of purchases of strategic investments, and $21.6 million of capitalized software development costs. These uses of cash were offset by $1.4 billion received related to the maturity of investments and $10.9 million received for sale of investments.

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

Net Cash and Cash Equivalents Provided by Financing Activities

Our financing activities have consisted primarily of our stock offerings, the various components of our 2025 Notes offering, the various components of our 2022 Notes repayment, the issuance of common stock under our stock plans, payments of employee taxes related to the net share settlement of stock-based awards, and repayments of our finance lease obligations.

For the year ended December 31, 2020, cash provided by financing activities consisted of $450.1 million of net proceeds from the issuance of the 2025 Notes, $363.6 million of proceeds from the settlement of the Convertible Note Hedges related to the 2022 Notes, and $30.4 million of proceeds related to issuance of common stock under stock plans. This source of cash was offset by $236.0 million used for repayment of the 2022 Notes attributable to the principal, $327.5 million for payment to settle the Warrants related to the 2022 Notes, $50.6 million for payment of the Capped Call Options related to the 2025 Notes, and $7.4 million used for payment of employee taxes related to the net share settlement of stock-based awards.

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

We believe that of our significant accounting policies, which are described in Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements, the following accounting policies and specific estimates involve a greater degree of judgment and complexity.

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

Capitalized Software Development Costs

Software development costs consist of certain payroll and stock compensation costs incurred to develop functionality for our CRM Platform and internally-built software platforms, as well as certain upgrades and enhancements that are expected to result in enhanced functionality. We capitalize certain software development costs for new offerings as well as upgrades to our existing software platforms, while costs associated with planning new developments and maintaining our CRM Platform software and internally built software platforms are expensed as incurred.. We amortize these development costs over the estimated useful life of two to five years on a straight-line basis. We determined that a two- to five- year life is appropriate for our internal-use software based on our best estimate of the useful life of the internally developed software after considering factors such as continuous developments in the technology, obsolescence, and anticipated life of the service offering before significant upgrades. Management evaluates the useful lives of these assets on a quarterly basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

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

We use our estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of operating lease payments. To determine the estimated incremental borrowing rate, we use publicly available credit ratings for peer companies. We estimate the incremental borrowing rate using yields for maturities that are in line with the duration of the lease payments, which requires judgment.

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Certain of our leases contain optional termination dates. The table below only includes payments up to the optional termination date. If we were to extend leases beyond the optional termination date, the future commitments would increase by approximately $90.8 million. Below is a table that shows the projected outlays as of December 31, 2020:

		Payments due in:
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating leases obligations	388,962	51,933	100,443	97,303	139,283
Vendor commitments	102,397	31,138	71,259	—	—
Total	$491,359	$83,071	$171,702	$97,303	$139,283

Letters of Credit

As of December 31, 2020, we had a total of $3.4 million in letters of credit outstanding substantially in favor of certain landlords for office space. These irrevocable letters of credit, which are not included in the table of contractual obligations above, are expected to remain in effect, in some cases, until 2029.

Off Balance Sheet Arrangements

We have no material off-balance sheet arrangements at December 31, 2020 or 2019 exclusive of items described above and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

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

We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We recognized immaterial amounts of foreign currency gains and losses in each of the periods presented. We have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operation, and our risk grows.

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

Market Risk and Market Interest Risk

In May 2017, we issued $400.0 million aggregate principal amount of 0.25% convertible senior due June 1, 2022, of which $272.1 million was repurchased in June 2020 and $2 million was settled in cash in the fourth quarter of 2020. As of December 31, 2020, $125.8 million of principal remains outstanding on the 2022 Notes. Also in June 2020, we issued $460 million aggregate principal amount of convertible senior notes due June 1, 2025. The fair value of our convertible senior notes is subject to interest rate risk, market risk and other factors due to the convertible feature.  The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Generally, the fair values of 2022 Notes and the 2025 Notes (the “Notes”) will increase as interest rates fall and decrease as interest rates rise. Additionally, we carry the convertible senior notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

The table below provides a sensitivity analysis of hypothetical 10% changes of our stock price as of December 31, 2020 and the estimated impact on the fair value of the Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such event may have on the fair value of the Notes.

2022 Notes

Hypothetical change in HubSpot stock price	Fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$577,631	$50,480	10%
No change	$527,151	$—	—
10% decrease	$472,359	$(54,792)	(10)%

2025 Notes

Hypothetical change in HubSpot stock price	Fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$794,047	$75,240	10%
No change	$718,807	$—	—
10% decrease	$679,664	$(39,143)	(5)%

ITEM 8.	FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of HubSpot, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of HubSpot, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Capitalized software development costs – estimate of time and related costs eligible for capitalization

As described in Note 2 to the consolidated financial statements, the Company’s consolidated capitalized software development costs, net balance was $24.9 million as of  December 31, 2020. The Company capitalizes certain software development costs for new offerings as well as upgrades to existing software platforms. Management determines the amount of internal software costs to be capitalized based on the amount of time spent by developers on projects in the application stage of development. There is judgment involved in estimating time allocated to a particular project in the application stage.

The principal considerations for our determination that performing procedures relating to the estimate of time and related costs eligible for capitalization as capitalized software development costs is a critical audit matter are the significant judgment by management when determining the amount of time to capitalize for projects; this in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s determination of capitalized costs and management’s judgment related to the amount of time incurred by developers on projects in the application stage.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to capitalized software development costs, including controls over management’s estimate of time and related costs eligible for capitalization. These procedures also included, among others (i) testing management’s process for determining the time and related costs eligible for capitalization in the current year, (ii) evaluating whether the time and related costs were eligible for capitalization, (iii) testing the completeness and accuracy of underlying data used in management’s estimate of eligible time and related costs, and (iv) evaluating the reasonableness of significant assumptions used by management in estimating eligible time and related costs. Evaluating management’s assumptions related to eligible software development time for capitalization involved evaluating whether the assumptions used by management were reasonable considering (i) inquiries  with management and IT product development managers in evaluating the software development costs capitalized for a sample of capitalized projects, and (ii) evaluating management’s estimate of hours through inquiry with a sample of individual software developers regarding the nature, timing and extent of time worked on development activities.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 16, 2021

We have served as the Company’s auditor since 2016.

HUBSPOT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$378,123	$269,670
Short-term investments	873,073	691,834
Accounts receivable—net of allowance for doubtful accounts of $1,993 and $1,584 at December 31, 2020 and 2019, respectively	126,433	92,517
Deferred commission expense	44,576	32,078
Prepaid expenses and other current assets	34,716	23,625
Total current assets	1,456,921	1,109,724
Long-term investments	30,697	53,776
Property and equipment, net	101,123	83,649
Capitalized software development costs, net	24,943	16,793
Right-of-use assets	275,893	234,390
Deferred commission expense, net of current portion	28,296	19,110
Other assets	13,893	9,824
Intangible assets, net	10,282	11,752
Goodwill	31,318	30,250
Total assets	1,973,366	1,569,268
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	13,540	12,842
Accrued compensation costs	44,054	26,318
Accrued expenses and other current liabilities	37,184	28,686
Convertible senior notes	7,837	—
Operating lease liabilities	30,020	23,613
Deferred revenue	312,866	231,030
Total current liabilities	445,501	322,489
Operating lease liabilities, net of current portion	279,664	244,216
Deferred revenue, net of current portion	3,636	3,058
Other long-term liabilities	10,811	8,983
Convertible senior notes, net of current portion	471,099	340,564
Total liabilities	1,210,711	919,310
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value—authorized, 500,000 shares; 46,115 and 42,955 shares issued and outstanding at December 31, 2020 and 2019, respectively	46	44
Additional paid-in capital	1,241,167	1,048,380
Accumulated other comprehensive income (loss)	4,603	(336)
Accumulated deficit	(483,161)	(398,130)
Total stockholders’ equity	762,655	649,958
Total liabilities and stockholders’ equity	$1,973,366	$1,569,268

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Subscription	$853,025	$646,266	$487,450
Professional services and other	30,001	28,594	25,530
Total revenue	883,026	674,860	512,980
Cost of Revenue:
Subscription	130,685	98,510	69,718
Professional services and other	36,274	31,448	30,639
Total cost of revenue	166,959	129,958	100,357
Gross profit	716,067	544,902	412,623
Operating expenses:
Research and development	205,589	158,237	117,603
Sales and marketing	452,081	340,685	267,444
General and administrative	109,225	92,971	75,834
Total operating expenses	766,895	591,893	460,881
Loss from operations	(50,828)	(46,991)	(48,258)
Other expense:
Interest income	7,773	19,429	9,176
Interest expense	(37,049)	(22,818)	(21,386)
Other expense	(711)	(393)	(1,492)
Total other expense	(29,987)	(3,782)	(13,702)
Loss before income tax expense	(80,815)	(50,773)	(61,960)
Income tax expense	(4,216)	(2,973)	(1,868)
Net loss	(85,031)	(53,746)	(63,828)
Net loss per common share, basic and diluted	$(1.90)	$(1.28)	$(1.66)
Weighted average common shares used in computing basic and diluted net loss per common share:	44,757	42,025	38,529

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year ended December 31,
	2020	2019	2018
Net loss	$(85,031)	$(53,746)	$(63,828)
Other comprehensive loss:
Foreign currency translation adjustments	4,790	(213)	(776)
Changes in unrealized gain on investments, net of income taxes of ($116) thousand in 2020, $156 thousand in 2019, and $0 in 2018.	149	600	110
Comprehensive loss	$(80,092)	$(53,359)	$(64,494)

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

	Common Stock, $0.001 Par Value		Treasury Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Total
Balances at January 1, 2018	37,503	$38	—	$—	$496,461	$(57)	$(286,082)	$210,360
Issuance of common stock under stock plans, net of shares withheld for employee taxes	1,797	2	—	—	14,729	—	—	14,731
Stock-based compensation	—	—	—	—	78,518	—	—	78,518
Cumulative adjustment from adoption of revenue recognition standard	—	—	—	—	—	—	5,526	5,526
Cumulative translation adjustment	—	—	—	—	—	(776)	—	(776)
Unrealized gain on investments, net of income taxes of $0	—	—	—	—	—	110	—	110
Net loss	—	—	—	—	—	—	(63,828)	(63,828)
Balances at December 31, 2018	39,300	40	—	—	589,708	(723)	(344,384)	244,641
Issuance of common stock under stock plans, net of shares withheld for employee taxes	1,504	2	—	—	16,859	—	—	16,861
Stock-based compensation	—	—	—	—	99,185	—	—	99,185
Issuance of common stock in relation to common stock offering, net of offering costs incurred $365	2,151	2	—	—	342,628	—	—	342,630
Cumulative translation adjustment	—	—	—	—	—	(213)	—	(213)
Unrealized gain on investments, net of income taxes of $156	—	—	—	—	—	600	—	600
Net loss	—	—	—	—	—	—	(53,746)	(53,746)
Balances at December 31, 2019	42,955	44	—	—	1,048,380	(336)	(398,130)	649,958
Issuance of common stock under stock plans, net of shares withheld for employee taxes	1,565	—	—	—	22,174	—	—	22,174
Equity component of 2025 Notes, net of issuance costs (Note 9)	—	—	—	—	96,610	—	—	96,610
Purchase of Capped Call Options (Note 9)	—	—	—	—	(50,600)	—	—	(50,600)
Equity component of the repayment of 2022 Notes (Note 9)	1,595	2	—	—	611	—	—	613
Stock-based compensation	—	—	—	—	123,102	—	—	123,102
Equity component of the 2022 Notes conversion	—	—	—	—	(172)	—	—	(172)
Settlement of Convertible Note Hedges			12	—	1,062			1,062
Cumulative translation adjustment	—	—	—	—	—	4,790	—	4,790
Unrealized gain on investments, net of income taxes of ($116)	—	—	—	—	—	149	—	149
Net loss	—	—	—	—	—	—	(85,031)	(85,031)
Balances at December 31, 2020	46,115	$46	12	$-	$1,241,167	$4,603	$(483,161)	$762,655

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating Activities:
Net loss	$(85,031)	$(53,746)	$(63,828)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	37,060	28,793	23,428
Stock-based compensation	121,488	97,754	76,261
Loss on early extinguishment of 2022 Convertible Notes	10,507	—	—
Repayment of 2022 Convertible Notes attributable to the debt discount	(49,048)	—	—
(Benefit) provision for deferred income taxes	(2,185)	(799)	36
Amortization of debt discount and issuance costs	24,890	21,790	20,335
Accretion of bond discount	(3,657)	(14,160)	(6,787)
Non-cash rent expense	—	—	2,336
Unrealized currency translation	(952)	(156)	483
Changes in assets and liabilities, net of acquisition
Accounts receivable	(29,971)	(15,428)	(17,726)
Prepaid expenses and other assets	(17,026)	(3,296)	3,880
Deferred commission expense	(19,288)	(9,666)	(23,900)
Right-of-use assets	31,406	22,657	—
Accounts payable	3,697	3,927	3,298
Accrued expenses and other current liabilities	26,020	7,819	11,920
Operating lease liabilities	(31,621)	(15,781)	—
Deferred rent	—	—	5,799
Deferred revenue	72,624	49,265	49,316
Net cash and cash equivalents provided by operating activities	88,913	118,973	84,851
Investing Activities:
Purchases of investments	(1,517,357)	(1,304,847)	(681,632)
Maturities of investments	1,352,231	1,066,366	644,375
Sale of investments	10,932	—	—
Purchases of property and equipment	(37,274)	(40,372)	(22,305)
Capitalization of software development costs	(21,599)	(13,474)	(11,168)
Acquisition of a business, net of cash acquired	—	(23,314)	—
Purchase of strategic investments	(2,500)	(553)	(500)
Net cash and cash equivalents used in investing activities	(215,567)	(316,194)	(71,230)
Financing Activities:
Proceeds from issuance of 2025 Convertible Notes, net of issuance costs paid of $9.9 million	450,123	—	—
Proceeds from settlement of Convertible Note Hedges related to the 2022 Convertible Notes	363,554	—	—
Payments for settlement of Warrants related to the 2022 Convertible Notes	(327,543)	—	—
Repayment of 2022 Convertible Notes attributable to the principal	(235,993)	—	—
Payments for Capped Call Options related to the 2025 Convertible Notes	(50,600)	—	—
Proceeds from common stock offering, net of offering costs paid of $365	—	342,628	—
Repayment of debt	—	(333)	—
Employee taxes paid related to the net share settlement of stock-based awards	(7,424)	(6,247)	(8,033)
Proceeds related to the issuance of common stock under stock plans	30,371	23,578	21,555
Repayment of finance lease obligations	(28)	(284)	(744)
Net cash and cash equivalents provided by financing activities	222,460	359,342	12,778
Effect on exchange rate changes on cash and cash equivalents	6,831	(720)	(2,069)
Net increase in cash, cash equivalents and restricted cash	102,637	161,401	24,330
Cash, cash equivalents and restricted cash, beginning of year	278,515	117,114	92,784
Cash, cash equivalents and restricted cash, end of year	$381,152	$278,515	$117,114
Supplemental cash flow disclosure:
Cash paid for interest	$1,512	$1,014	$1,036
Cash paid for income taxes	$2,306	$3,090	$1,842
Right-of-use assets obtained in exchange for operating lease facilities	$65,340	$105,496	$—
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$1,038	$4,606	$666

Asset retirement obligations	$773	$2,014	$216
Issuance of common stock for repayment of 2022 Convertible Notes	$336,289	$—	$—

The accompanying notes are an integral part of the consolidated financial statements

HUBSPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations

HubSpot, Inc. (the “Company”) provides a cloud-based CRM Platform, that enables companies to attract, engage, and delight customers throughout the customer experience. The Company’s CRM Platform, comprised of Marketing Hub, Sales Hub, Service Hub, and a CMS Hub features integrated applications and tools that enable businesses to create a cohesive and adaptable customer experience.

In March 2020, the World Health Organization (“WHO”) declared the outbreak of a disease caused by a novel strain of the coronavirus (“COVID-19”) to be a global pandemic (the “pandemic”). The Company has assessed the impact of the pandemic, and while the broader implications of the pandemic on the results of operations and overall financial performance remain uncertain, the Company assessed the potential impact on the December 31, 2020 financial statements and determined there were no material adjustments necessary with respect to these consolidated financial statements.

Given that the economic consequences of the pandemic have been exceptionally challenging for many customers, in March 2020, the Company implemented certain changes to pricing and packaging, including reducing prices on certain products and offering certain product functionality free of charge for a limited time. The Company also made a one-time payment to certain Solutions Partners for six months of commissions in advance of them being earned.  While revenue, customer retention, and earnings are relatively predictable under a subscription-based business model, the potential effect of the pandemic will not be fully reflected in the results of operations and overall financial performance of the Company until future periods given the current macro-economic uncertainty.

In March 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law by the United States. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the pandemic, including tax relief and government loans, grants, and investments. In June 2020, the Jobs Support Scheme (“JSS”) was announced by the Singapore government to provide support to employers and help enterprises retain their local employees during the pandemic. The CARES Act and the JSS did not have a material impact with respect to these consolidated financial statements.

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

Operating Segments —The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s chief executive officer, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates the Company’s financial information and resources and assess the performance of these resources on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.

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

A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except per share amounts)
Net loss	$(85,031)	$(53,746)	$(63,828)
Weighted-average common shares outstanding—basic	44,757	42,025	38,529
Dilutive effect of share equivalents resulting from stock options, RSUs, ESPP, Warrants and the Conversion Options	—	—	—
Weighted-average common shares outstanding-diluted	44,757	42,025	38,529
Net loss per common share, basic and diluted	$(1.90)	$(1.28)	$(1.66)

Since the Company incurred net losses for each of the periods presented, diluted net loss per share is the same as basic net loss per share. All of the Company’s outstanding stock options, RSUs, and shares issuable under the ESPP, as well as the Warrants and Conversion Options were excluded in the calculation of diluted net loss per share as the effect would be anti-dilutive.

The Company expects to settle the principal amount of the Notes (Note 9) in cash, and therefore, the Company uses the treasury stock method for calculating any potential dilutive effect of the Warrants and Conversion Options on diluted net income per share, if applicable.  As a result, only the amount by which the conversion cost of the Notes, if settled in shares, exceeds the aggregated principal amount of the Notes (the “Conversion Spread”) is considered in the diluted earnings per share computation. The Conversion Spread has a dilutive impact on net income per share when the average market price of the Company’s common stock for a given period of time exceeds the initial conversion price of $94.77 per share for the 2022 Notes and $282.52 for the 2025 Notes. The average stock price for the year ended December 31, 2020 was $240.59.

As the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended December 31, 2020 was equal to or greater than 130% of the conversion price of $94.77 on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ended March 31, 2021. In the fourth quarter of 2020, the Company settled approximately $2 million of the principal balance of the 2022 Notes in cash. Between the end of the most recently completed fiscal quarter and February 12, 2021, the Company additionally settled $8.3 million of principal balance of the 2022 Notes in cash in response to conversion notices received prior to December 31, 2020. As of February 12, 2021, the Company has received additional conversion notices subsequent to year-end for approximately $36.1 million of the principal balance of the 2022 Notes, which will be settled in cash during the quarter ended March 31, 2021. For disclosure purposes, the potentially dilutive effect of the Conversion Spread is calculated and included in the table below.

As the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended December 31, 2020 was equal to or greater than 130% of the conversion price of $282.52 on each applicable trading day, the 2025 Notes are convertible at the option of the holders thereof during the calendar quarter ended March 31, 2021. As of February 12, 2021, no holders have converted or indicated their intention to convert the 2025 Notes. For disclosure purposes, the potentially dilutive effect of the Conversion Spread is calculated and included in the table below.

The following table contains all potentially dilutive common stock equivalents.

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Options to purchase common shares	1,020	1,489	1,824
RSUs	1,561	1,207	1,732
Conversion Option of the 2022 Notes and Warrants	1,873	3,104	1,211
Conversion Option of the 2025 Notes	318	—	—
ESPP	21	2	—

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

The following is a roll forward of the Company’s allowance for doubtful accounts (in thousands):

	Balance Beginning of Period	Charged to Statement of Operations	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2020	$1,584	$8,501	$(8,092)	$1,993
Year ended December 31, 2019	$1,317	$7,895	$(7,628)	$1,584
Year ended December 31, 2018	$638	$5,514	$(4,835)	$1,317

(1)	Deductions include actual accounts written-off, net of recoveries.

Restricted Cash —The Company had restricted cash of $3.0 million at December 31, 2020 and $8.8 million at December 31, 2019 related to letters of credit for it leased facilities. The following table provides a reconciliation of the cash, cash equivalents and restricted cash within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows for the year ended December 31, 2020 and 2019.

	December 31, 2020	December 31, 2019
	(in thousands)
Cash and cash equivalents	$378,123	$269,670
Restricted cash, included in other assets	3,029	8,845
Total cash, cash equivalents, and restricted cash	$381,152	$278,515

Property and Equipment —Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to leasehold improvements. Depreciation is recorded over the following estimated useful lives:

Estimated Useful Life
Employee related computer equipment	2 - 3 years
Computer equipment and purchased software	3 years
Furniture and fixtures	5 years
Internal-use software	5 years
Leasehold improvements	Lesser of lease term or useful life

The Company capitalizes certain payroll and stock compensation costs incurred to develop functionality for certain of the Company’s internally built software platforms. The costs incurred during the preliminary stages of development are expensed as incurred. Once a piece of incremental functionality has reached the development stage certain internal costs are capitalized until the functionality is ready for its intended use. Internal-use software is included within property and equipment on the balance sheet. The costs are generally amortized on a straight-line basis over an estimated useful life of approximately five years.

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

Goodwill —Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization but is monitored annually for impairment or more frequently if there are indicators of impairment. Management considers the following potential indicators of impairment: significant underperformance relative to historical or projected future operating results, significant changes in the Company’s use of acquired assets or the strategy of the Company’s overall business, significant negative industry or economic trends and a significant decline in the Company’s stock price for a sustained period. The Company performs its annual impairment test on November 30. Currently, the Company’s goodwill is evaluated at the entity level as it has been determined there is one operating segment comprised of one reporting unit. When assessing goodwill for impairment the Company first performs a qualitative assessment to determine whether it is necessary to perform a quantitative analysis. If the Company determines it is unlikely that the reporting unit fair value is less than its carrying value then no quantitative assessment is performed. If the Company cannot determine that it is likely that the reporting unit fair value is more than its carrying value, then the Company performs a quantitative assessment. Based on the qualitative assessment performed on November 30, 2020, the Company determined it was unlikely that it’s reporting unit fair value was less than its carrying value and no quantitative assessment was required. There were no indicators that the Company’s goodwill had become impaired since that date, and as such, there was no impairment of goodwill as of November 30, 2020 or December 31, 2020.

For the years ended December 31, 2020, 2019 and 2018, the Company did not recognize an impairment charge.

Business Combinations — The Company uses its best estimates and assumptions to assign fair value to assets acquired and liabilities assumed. Significant judgment is used in determining fair values of assets acquired and liabilities assumed, as well as acquired assets and their estimated useful lives. Fair value and useful life determinations are based on, among other factors, estimates of future expected cash flows attributable to the acquired intangible assets and appropriate discount rates used in computing present values. Goodwill represents the excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed.

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

Advertising Expense —The Company expenses advertising as incurred, which is included in sales and marketing expense in the accompanying consolidated statements of operations. The Company incurred $21.9 million of advertising expense in 2020, $14.9 million in 2019, and $8.4 million in 2018.

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

Lease expense for minimum lease payments for operating leases is recognized on a straight-line basis over the lease term. Finance leases use the effective interest method to record expense which results in a front-loaded expense recognition pattern.

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

The Company's cash and cash equivalents are generally held with large financial institutions.  Although the Company's deposits may exceed federally insured limits, the financial institutions that the Company uses have high investment-grade credit ratings and, as a result, the Company believes that, as of December 31, 2020, its risk relating to deposits exceeding federally insured limits was not significant.

The Company’s investments consist of highly rated corporate debt securities and U.S. Treasury securities. The Company limits the amount of investments in any single issuer, except U.S. Treasuries. The Company believes that, as of December 31, 2020, its concentration of credit risk related to investments was not significant.

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

At December 31, 2020 and 2019, there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue in any of the periods presented.

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

Research and Development —Research and development expenses include payroll, employee benefits and other expenses associated with product development. Also included is a benefit related to an Irish research and development tax credit, under which the Company is able to obtain a refundable credit of up to 25% of eligible research and development expenses incurred. The credit is recorded as a reduction of research and development expenses in the period in which the eligible expenses are recorded in the consolidated financial statements.

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

The Company determines the amount of internal software costs to be capitalized based on the amount of time spent by the developers on projects in the application stage of development. There is judgment involved in estimating time allocated to a particular project in the application stage. Costs associated with building or significantly enhancing the CRM Platform and internally built software platforms are capitalized, while costs associated with planning new developments and maintaining the CRM Platform software and internally built software platforms are expensed as incurred.

Capitalized software development costs, exclusive of those costs recorded within property and equipment, consisted of the following:

	December 31, 2020	December 31, 2019
	(in thousands)
Gross capitalized software development costs	$85,630	$61,641
Accumulated amortization	(60,687)	(44,848)
Capitalized software development costs, net	$24,943	$16,793

Amortization of capitalized software development costs, exclusive of costs recorded within property and equipment, was $16.0 million in 2020, $11.6 million in 2019, and $9.2 million in 2018. Amortization expense is included in cost of revenue in the consolidated statements of operations.

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

Stock-Based Compensation — The Company accounts for all stock options and awards granted to employees and nonemployees using a fair value method. Stock-based compensation is recognized as an expense and is measured at the fair value of the award. The measurement date for awards is generally the date of the grant. For stock options, the Black-Scholes option pricing model is used to measure the fair value of the grant. The fair value of the Company’s common stock is the closing price of the stock on the date of the grant. The expected term of options granted to employees was calculated using the simplified method, which represents the average of the contractual term of the option and the weighted-average vesting period of the option. The Company considers this appropriate as there is no other method that would be more indicative of exercise activity. The expected volatility for the Company’s common stock was based on an average of the historical volatility of a peer group of similar public companies. The determine the Company’s peer companies, the following criteria was used: software or software-as-a-service companies; similar histories and relatively comparable financial leverage; sufficient public company trading history; similar talent pool; and in similar businesses and geographical markets. The risk-free interest rate is based on the rate on U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future.

Stock-based compensation costs are recognized as expense over the requisite service period, which is generally the vesting period for awards, on a straight-line basis.

Recent Accounting Pronouncements— Recent accounting standards not included below are not expected to have a material impact on our consolidated financial position and results of operations.

Accounting Pronouncements Adopted in 2019:

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

Recent Accounting Pronouncements Adopted in 2020:

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

In June 2016, the FASB issued guidance that introduces a new methodology for accounting for credit losses on financial instruments. The guidance establishes a new forward-looking "expected loss model" that requires entities to estimate current expected credit losses on accounts receivable and other financial instruments by using all practical and relevant information. The guidance was adopted effective January 1, 2020 and did not have a material impact on the consolidated financial statements.

In December 2019, the FASB issued guidance simplifying the accounting for incomes taxes by removing (i) the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, (ii) the exception to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, and (iii) the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The guidance also improves consistent application of and simplifies GAAP for other areas accounting for income taxes. The guidance was adopted effective January 1, 2020, using a prospective approach and did not have a material impact on the consolidated financial statements.

Recent Accounting Pronouncements to be Adopted in Future Periods:

In August 2020, the FASB issued guidance simplifying the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being bifurcated from the host contract and separately recognized as compared with current GAAP. In addition, it eliminates the treasury stock method for calculating diluted earnings per share for convertible instruments and requires the use of the if-converted method. The new standard will be effective for the Company on January 1, 2022, with early adoption permitted. The Company is currently evaluating the impact of adoption of the standard on its consolidated financial statements.

3. Revenues

Disaggregation of Revenue

The Company provides disaggregation of revenue based on geographic region (Note 10) and based on the subscription versus  professional services and other classification on the consolidated statements of operations as it believes these best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Deferred Revenue and Deferred Commission Expense

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue.  Deferred revenue during the year ended December 31, 2020 increased by $82.4 million resulting from $965.4 million of calculated billings and was offset by revenue recognized of $883.0 million during the same period. $232.0 million of revenue was recognized during the year ended December 31, 2020 that was included in deferred revenue at the beginning of the period. As of December 31, 2020, approximately $255.6 million of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year.  The Company expects to recognize revenue on approximately 93% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

Additional contract liabilities $1.7 million and $1.4 million were included in accrued expenses and other current liabilities as of  December 31, 2020 and December 31, 2019.

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

Deferred commission expense during the year ended December 31, 2020 increased by $21.7 million as a result of deferring incremental costs of obtaining a contract of $65.6 million and was offset by amortization of $43.9 million during the same period.

4. Leases

The Company leases office facilities under non-cancelable operating leases that expire at various dates through May 2031.

Operating lease expense costs were $44.6 million in 2020 and $32.2 million in 2019.

The Company subleases some of its unused spaces to third parties. Operating sublease income generated under all operating lease agreements for the year ended 2020 and 2019 are as follows:

	Year ended December 31,
	2020	2019
	(in thousands)
Operating sublease income	$5,000	$2,498

The following table provides a reconciliation between non-cancelable lease commitments and lease liabilities as of December 31, 2020:

Operating leases
Lease commitments (Note 11)	$388,962
Less: Legally binding minimum lease payments for leases signed but not yet commenced	—
Less: Present value discount	(79,469)
Total lease liabilities	$309,493

Certain leases contain optional termination dates, and the Company is not reasonably certain to extend its lease agreements beyond those dates. The Company evaluates whether it will extend these lease agreements each reporting period and updates its lease liabilities accordingly. If the Company were to extend leases beyond the optional termination date, the future commitments would increase by approximately $90.8 million.

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

The following table provides weighted average remaining lease terms and weighted average discount rate for operating and finance leases as of December 31, 2020:

Weighted-average remaining lease term:	8.0 years
Weighted-average discount rate:	5.3%

Other Information

Cash payments related to operating lease liabilities were $48.8 million in 2020 and $28.8 million in 2019.

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at December 31, 2020 and December 31, 2019 :

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$172,485	$—	$—	$172,485
Commercial paper	—	12,233	—	12,233
Corporate bonds	—	116,371	—	116,371
U.S. Treasury securities	—	774,772	—	774,772
Certificates of deposit	—	394	—	394
Restricted cash:
Money market funds	—	3,029	—	3,029
Total	$172,485	$906,799	$—	$1,079,284

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$96,618	$—	$—	$96,618
Commercial paper	—	87,185	—	87,185
Corporate bonds	—	87,138	—	87,138
U.S. Treasury securities	—	631,174	—	631,174
Restricted cash:
Certificates of deposit	—	5,816	—	5,816
Money market funds	—	3,029	—	3,029
Total	$96,618	$814,342	$—	$910,960

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents, and restricted cash (within other long-term assets) on the consolidated balance sheets. At December 31, 2020 and 2019, Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.

As of December 31, 2020, the fair value of the 2022 Notes was $526.1 million and the fair value of the 2025 Notes was $718.8 million (Note 9). The fair value was determined based on the quoted price of the 2022 and 2025 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy.

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

Strategic investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the statement of operations. The Company holds $6.7 million of strategic investments without readily determinable fair values at December 31, 2020 and $4.4 million of strategic investments without readily determinable fair values at December 31, 2019. These investments are included in other assets on the consolidated balance sheets. For the year ended December 31, 2020, the Company recorded an impairment of $250 thousand and there have been no adjustments to the carrying value of the strategic investments in 2019 or 2018.

The following tables summarize the composition of our short- and long-term investments at December 31, 2020 and 2019:

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$12,233	$—	$—	$12,233
Corporate bonds	115,983	427	(39)	116,371
U.S. Treasury securities	774,667	105	—	774,772
Certificates of deposit	394	—	—	394
Total	$903,277	$532	$(39)	$903,770

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$77,214	$—	$—	$77,214
Corporate bonds	86,900	251	(13)	87,138
U.S. Treasury securities	581,066	207	(15)	581,258
Total	$745,180	$458	$(28)	$745,610

For all of our securities for which the amortized cost basis was greater than the fair value at December 31, 2020 and 2019, the Company has concluded that there is no plan to sell the security nor is it more likely than not that the Company would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, the Company considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

Contractual Maturities

The contractual maturities of short-term and long-term investments held as follows:

	December 31, 2020		December 31, 2019
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
	( in thousands)
Due within one year	$872,637	$873,073	$691,556	$691,834
Due after 1 year and within 2 years	30,640	30,697	53,624	53,776
Total	$903,277	$903,770	$745,180	$745,610

6. Property and Equipment

Property and equipment consists of the following:

	December 31.
	2020	2019
	(in thousands)
Computer equipment and purchased software	$15,128	$13,028
Employee related computer equipment	20,802	13,829
Furniture and fixtures	20,204	14,319
Leasehold improvements	89,850	56,618
Equipment under finance lease	3,450	3,450
Internal-use software	12,528	7,770
Construction in progress	10,014	23,714
Total property and equipment	171,976	132,728
Less accumulated depreciation	(70,853)	(49,079)
Property and equipment, net	$101,123	$83,649

Depreciation and amortization expense was $20.6 million in 2020, $15.0 million in 2019, and $12.9 million in 2018.

The Company capitalized asset retirement costs of $4.4 million at December 31, 2020 and $3.3 million at December 31, 2019 within leasehold improvements and the related liability is within other long-term liabilities on the consolidated balance sheet. These costs represent future lease restoration obligations as required by Company’s leases.

The changes in the asset retirement obligation balance during the year ending December 31, 2020 and December 31, 2019 are as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Beginning balance	$3,533	$1,424
Additions	750	2,028
Accretion	236	103
Updates to estimated cash flows	365	(22)
Ending balance	$4,884	$3,533

7. Business Acquisitions

On October 31, 2019, the Company acquired 100% of the equity interests of PieSync, a Belgian-based technology company that operates an integration platform as a service (“iPaaS”) solution which continuously syncs customer data bi-directionally across various software applications. PieSync is one of the only iPaaS technologies that provides both a current and historical two-way sync of customer data that operates in the background, which will offer customers a more efficient way of managing multiple applications. The total cash purchase price for the acquisition was $23.3 million, net of cash acquired, which includes a working capital settlement of $0.3 million. Other liabilities assumed includes $333 thousand of debt, which the Company repaid in 2019. There was approximately $2.7 million of potential consideration that was not included in the purchase price allocation as it is not associated with pre-combination services. This potential additional payment is contingent upon post-acquisition employment and will be recognized as compensation expense in the consolidated statement of operations over a period of 2 years.  Through December 31, 2020, $1.6 million of this consideration had been earned and recorded as operating expense in the consolidated statements of operations. The transaction costs associated with the acquisition were approximately $527 thousand and were recorded in general and administrative expense.

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

The excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets and liabilities acquired was recorded as goodwill. The Company will derive significant value from this acquisition through synergies such as cross selling opportunities and a stronger platform that offers a suite of products not directly matched by competitors. The goodwill recognized is not deductible for foreign income tax purposes.

The Company applied variations of the income approach to estimate the fair values of the intangible assets acquired. The primary intangible asset acquired in the business combination was developed technology and the fair value of the developed technology of $9.8 million was determined based on the estimated present value of expected after-tax cash flows attributable to the technology using an excess earnings method. The Company applied significant estimates and assumptions with respect to forecasted revenue growth rates, the revenue attributable to the acquired intangible asset over its estimated economic life, and the discount rate. The fair values assigned to the other tangible and identifiable intangible assets acquired and liabilities assumed as part of the business combination were based on management’s estimates and assumptions.

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

8. Intangible Assets and Goodwill

Intangible assets acquired through business combinations

Intangible assets as of December 31, 2020 and 2019 consist of the following:

	Weighted Average Remaining Useful Life	December 31,
		2020	2019
		(in thousands)
Acquired technology	40 Months	$18,383	$17,297
Other intangible assets	9 Months	70	70
Accumulated amortization		(8,171)	(5,615)
Total		$10,282	$11,752

Other intangible assets include trade name and customer relationship.

The estimated useful life of acquired technology is two to seven years. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Amortization expense related to intangible assets was $2.6 million in 2020, $3.2 million in 2019, and $1.4 million in 2018. Amortization expense of acquired technology is included in cost of subscription revenue in the consolidated statements of operations.

Estimated future amortization expense for intangible assets as of December 31, 2020 is as follows:

Years ended December 31,	Amortization Expense
(in thousands)
2021	$1,083
2022	1,406
2023	1,844
2024	2,150
2025	2,126
Thereafter	1,673
Total	$10,282

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired and is generally not deductible for tax purposes. Goodwill amounts are not amortized, but rather tested for impairment annually.

The changes in the carrying amounts of goodwill consist of the following:

(in thousands)
Balance as of December 31, 2018	$14,950
PieSync acquisition	15,219
Effect of foreign currency translation	81
Balance as of December 31, 2019	30,250
Effect of foreign currency translation	1,431
Measurement period adjustments	(363)
Balance as of December 31, 2020	$31,318

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

Each $1,000 of principal amount of the 2025 Notes will initially be convertible into 3.5396 shares of the Company’s common stock (the “Conversion Option of the 2025 Notes”), which is equivalent to an initial conversion price of approximately $282.52 per share, subject to adjustment upon the occurrence of certain specified events. On or after March 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2025 Notes at any time. The 2025 Notes will be convertible at the option of the holders prior to the close of business on the business day immediately preceding March 1, 2025 under certain circumstances as described in the indenture governing the 2025 Notes (the “Indenture”).  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The Company expects to settle the principal amount of the 2025 Notes in cash. If the Company undergoes a fundamental change prior to the maturity date, holders of the notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date or if the Company delivers a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event or convert its 2025 Notes called for redemption in connection with such notice of redemption, as permitted by the Indenture. During the year ended December 31, 2020, the conditions allowing holders of the 2025 Notes to convert have not been met and are therefore not convertible during the year ended December 31, 2020. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended December 31, 2020 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2025 Notes are convertible at the option of the holders thereof during the calendar quarter ending March 31, 2021. As of February 12, 2021, no holders have converted or indicated their intention to convert the 2025 Notes. The 2025 Notes are classified as long-term debt.

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

The net carrying amount of the liability component of the 2025 Notes is as follows:

	As of December 31, 2020	As of December 31, 2019
	(in thousands)
Principal	$460,000	$—
Unamortized debt discount	(88,756)	—
Unamortized issuance costs	(6,973)	—
Net carrying amount	$364,271	$—

The net carrying amount of the equity component of the 2025 Notes is as follows:

	As of December 31, 2020	As of December 31, 2019
	(in thousands)
Debt discount for conversion option	$98,730	$—
Issuance costs	(2,120)	—
Net carrying amount	$96,610	$—

Interest expense related to the 2025 Notes is as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Contractual interest expense	$987	$—	$—
Amortization of debt discount	9,974	—	—
Amortization of issuance costs	784	—	—
Total interest expense	$11,745	$—	$—

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

Each $1,000 principal amount of the 2022 Notes are currently convertible into 10.5519 shares of the Company’s common stock (the “Conversion Option of the 2022 Notes”), which is equivalent to an initial conversion price of approximately $94.77 per share, subject to adjustment upon the occurrence of specified events. On or after February 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time. The 2022 Notes are convertible at the option of the holders prior to the close of business on the business day immediately preceding February 1, 2022 under certain circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The Company expects to settle the principal amount of the 2022 Notes in cash. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended December 31, 2020 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending March 31, 2021. In the fourth quarter of 2020, the Company settled $2 million of principal balance of the 2022 Notes in cash. Between the end of the most recently completed fiscal quarter and February 12, 2021, the Company additionally settled $8.3 million of principal balance of the 2022 Notes in cash in response to conversion notices received prior to December 31, 2020. As of February 12, 2021, the Company has received additional conversion notices subsequent to year-end for approximately $36.1 million of the principal balance of the 2022 Notes, which will be settled in cash during the quarter ended March 31, 2021.

The 2022 Notes are classified as long-term debt, except for $7.8 million classified as current as of December 31, 2020 for conversion notices received prior to year-end, for which the principal amount is expected to be cash-settled within the next fiscal quarter. The equity component of the 2022 Notes will continue to be classified as additional paid-in capital because the Company has the option to settle the principal amount in shares and the maturity date of the 2022 Notes is more than 12 months away. However, it is the Company’s intent to settle the principal amount of the 2022 Notes in cash.

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

In June 2020, the Company used part of the net proceeds from the issuance of the 2025 Notes for the partial repurchase of the 2022 Notes, which consisted of a repurchase of $272.1 million aggregate principal amount of the 2022 Notes for an aggregate purchase price of approximately $283.0 in cash and approximately 1.6 million shares of its common stock at $207.17 per share. Of the $613.5 million in aggregate consideration, $248.7 million was allocated to the fair value of the debt component of the repurchase, and $364.8 million was allocated to the equity component (the associated Conversion Option of the 2022 Notes) of the repurchases, utilizing a discount rate of 4.9% to determine the fair value of the liability component. This rate was based on the Company’s estimated borrowing rate for a similar liability with the same maturity, but without the associated conversion option. To derive this effective discount rate, the Company utilized observable market rates for liabilities with similar estimated credit characteristics. As of the partial repurchase date, the carrying value of the 2022 Notes subject to the 2022 Notes partial repurchase, net of unamortized debt discount and issuance costs, was $238.2 million. The 2022 Notes partial repurchase and issuance of the 2025 Notes were deemed to have substantially different terms due to the significant difference between the value of the conversion option immediately prior to and after the exchange, and accordingly, the 2022 Notes partial repurchase was accounted for as a debt extinguishment. The 2022 Notes partial repurchase resulted in a $10.5 million loss on early extinguishment of debt, which is recorded within interest expense on the Company’s statements of operations. The loss on extinguishment was determined by comparing the consideration attributed to the fair value of the debt component with the carrying value of the debt component, which includes the proportionate amounts of unamortized debt discount and the remaining unamortized debt issuance costs. In connection with the partial repurchase of the 2022 Notes, the consideration allocated to the equity component of $364.8 million was recorded as a reduction to additional paid-in capital on the Company’s consolidated balance sheet. The Company also reversed a corresponding portion of the associated deferred tax liability and increased the Company’s valuation allowance on its US deferred tax assets, resulting in no net deferred tax impact. As of December 31, 2020, $125.8 million of principal remains outstanding on the 2022 Notes.

In connection with the partial repurchase of the 2022 Notes, the Company terminated Convertible Note Hedges corresponding to  approximately 2.9 million shares of the Company’s common stock in exchange for cash consideration of $362.5 million, and certain counterparties terminated Warrants corresponding to approximately 2.9 million shares of the Company’s common stock in exchange for cash consideration of $327.6 million. The net proceeds of $34.9 million received from these transactions were recorded as an increase to additional paid-in capital. As of December 31, 2020, Convertible Note Hedges giving the Company the option to purchase approximately 1.3 million shares of the Company’s common stock and Warrants giving certain counterparties the option to acquire up to 1.3 million shares of the Company’s common stock remain outstanding.

The net carrying amount of the liability component of the 2022 Notes is as follows:

	As of December 31, 2020	As of December 31, 2019
	(in thousands)
Principal	$125,839	$399,992
Unamortized debt discount	(10,397)	(55,299)
Unamortized issuance costs	(777)	(4,129)
Net carrying amount	$114,665	$340,564

The net carrying amount of the equity component of the 2022 Notes is as follows:

	As of December 31, 2020	As of December 31, 2019
	(in thousands)
Debt discount for conversion option	$33,349	106,006
Issuance costs	(898)	(2,854)
Net carrying amount	$32,451	$103,152

Interest expense related to the 2022 Notes is as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Contractual interest expense	$614	$1,000	$1,000
Amortization of debt discount	13,150	20,277	18,923
Amortization of issuance costs	982	1,513	1,412
Total interest expense	$14,746	$22,790	$21,335

The net equity impact, included in additional paid-in capital, of the above components of the 2022 Notes is as follows:

(in thousands)
Conversion Option	$(364,835)
Issuance of common stock for repayment of 2022 Notes	330,497
Proceeds from settlements of Convertible Note Hedges	362,492
Payments for settlement of Warrants	(327,543)
Total	$611

10. Segment Information and Geographic Data

As more fully described in the Company’s Summary of Significant Accounting Policies, the Company operates in one operating segment. Revenue and long-lived assets by geographic region, based on physical location of the operations recording the sale or the assets are as follows:

Revenues by geographical region:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Americas	$568,365	$456,568	$361,136
Europe	243,811	168,452	117,670
Asia Pacific	70,850	49,840	34,174
Total	$883,026	$674,860	$512,980
Percentage of revenues generated outside of the Americas	36%	32%	30%

Revenue derived from customers outside the United States (international) was approximately 43% of total revenue in 2020, 40% of total revenue in 2019 and 37% of total revenue in 2018.

Total long-lived assets by geographical region:

	As of December 31, 2020	As of December 31, 2019
	(In thousands)
Americas	$206,789	$175,821
Europe	159,338	127,395
Asia Pacific	10,889	14,823
Total long lived assets	$377,016	$318,039
Percentage of long lived assets held outside of the Americas	45%	45%

11. Commitments and Contingencies

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through May 2031. Rent expense for non-cancellable operating leases with free rental periods or scheduled rent increases is recognized on a straight-line basis over the terms of the leases. Improvement reimbursements from landlords of $21.8 million are being amortized on a straight-line basis into rent expense over the terms of the corresponding leases. Certain leases contain optional termination dates. The table below only includes payments up to the optional termination date. If the Company were to extended leases beyond the optional termination date the future commitments would increase by approximately $90.8 million.

Future minimum payments under all operating lease agreements as of December 31, 2020, are as follows:

Operating
(in thousands)
2021	$51,933
2022	50,449
2023	49,994
2024	48,617
2025	48,686
Thereafter	139,283
Total	$388,962

The Company has entered into certain non-cancelable arrangements (“Vendor Commitments”), which require the future purchase of goods or services.

Future minimum payments under all Vendor Commitments as of December 31, 2020, are as follows:

	Product related obligations	INBOUND event obligations
	(in thousands)
2021	$31,138	$-
2022	48,140	316
2023	22,150	653
2024	—	—
2025	—	—
Total	$101,428	$969

In December 2020, the Company committed to invest $12.5 million in the Black Economic Development Fund managed by the Local Initiatives Support Corporation to support Black-led financial institutions, community centers, anchor institutions, and business transactions.

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

12. Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ equity, for the years ended December 31, 2020 and 2019:

	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Investments	Total
	(in thousands)
Beginning balance at January 1, 2019	$(397)	$(326)	$(723)
Other comprehensive (loss) income before reclassifications	(213)	600	387
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Ending balance at December 31, 2019	$(610)	$274	$(336)
Other comprehensive income before reclassifications	4,790	149	4,939
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Ending balance at December 31, 2020	$4,180	$423	$4,603

13. Stockholders’ Equity and Stock-Based Compensation

Common Stock Reserved — As of December 31, 2020 and 2019, the Company has authorized 500 million shares of common stock. The number of shares of common stock reserved for the vesting of restricted stock units (“RSUs”), and exercise of common stock options are as follows (in thousands):

	December 31, 2020	December 31, 2019
RSUs	1,561	1,529
Common stock options	1,020	1,494
	2,581	3,023

For shares reserved for issuance for the Conversion Options, Warrants and Capped Call Options of the Notes, see Note 9.

Equity Incentive Plan —The Company’s 2007 Equity Incentive Plan (the “2007 Plan”) was terminated in connection with the IPO, and accordingly, no shares are available for issuance under the 2007 Plan. The 2007 Plan will continue to govern outstanding awards granted thereunder, the 2007 Plan provided for the grant of qualified incentive stock options and nonqualified stock options or other awards such as RSUs to the Company’s employees, officers, directors and outside consultants. The term of each option is fixed by the Company’s compensation committee and may not exceed 10 years from the date of grant. As of December 31, 2020, 472 thousand options to purchase common stock and no RSUs remained outstanding under the 2007 Plan.

On September 25, 2014, the Company’s board of directors adopted and the Company’s stockholders approved the 2014 Stock Option and Incentive Plan (the “2014 Plan”). The 2014 Plan became effective upon the closing of the Company’s IPO in the fourth quarter of 2014. The Company initially reserved 1,973,551 shares of its common stock, or the Initial Limit, for the issuance of awards under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each January 1, by 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. The term of each option is fixed by the Company’s compensation committee and may not exceed 10 years from the date of grant. As of December 31, 2020, 549 thousand options to purchase common stock and 1.6 million RSUs remained outstanding under the 2014 Plan.

Equity Compensation Expense —The Company’s equity compensation expense is comprised of awards of options to purchase common stock, RSUs, and stock issued under the Company’s employee stock purchase plan (“ESPP”).

The following two tables show stock compensation expense by award type and where the stock compensation expense is recorded in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2020	2019	2018
	( in thousands)
Options	$6,377	$5,078	$5,108
ESPP	6,850	4,866	2,833
RSUs	108,261	87,810	68,320
Total stock-based compensation	$121,488	$97,754	$76,261

	2020	2019	2018
	(in thousands)
Cost of revenue, subscription	$4,408	$3,127	$1,476
Cost of revenue, service	2,536	2,829	2,924
Research and development	39,366	33,748	23,328
Sales and marketing	50,552	36,599	31,099
General and administrative	24,626	21,451	17,434
Total stock-based compensation	$121,488	$97,754	$76,261

Excluded from stock-based compensation expense is $3.6 million of capitalized software development costs in 2020, $2.4 million in 2019, and $2.4 million in 2018.

Stock Options —The fair value of employee options is estimated on the date of each grant using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
	2020	2019	2018
Risk-free interest rate (%)	0.47-1.66	1.95-2.55	2.62-2.85
Expected term (years)	5.50-6.24	5.50-6.02	5.06-6.42
Volatility (%)	38.15-40.63	39.46-41.41	41.34-43.55
Expected dividends	—	—	—

The weighted-average grant-date fair value of options granted was $70.98 per share in 2020, $69.44 per share in 2019, and $51.48 per share in 2018.

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

The stock option activity for the year ended December 31, 2020 is as follows:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding—January 1, 2020	1,494	$33.09	4.0	$187,398
Granted	111	183.25
Exercised	(580)	17.16
Forfeited/expired	(5)	145.4
Outstanding—December 31, 2020	1,020	57.98	4.4	$345,144
Options vested or expected to vest—December 31, 2020	1,020	$57.98	4.4	$345,144
Options exercisable—December 31, 2020	828	$34.85	3.5	$299,266

Total unrecognized compensation cost related to the nonvested options was $9.8 million at December 31, 2020. That cost is expected to be recognized over a weighted-average period of 2.4 years as of December 31, 2020.

Restricted Stock Units —RSUs vest upon achievement of a service condition. The service condition is a time-based condition met over a period of four years, with 25% met after one year, and then in equal monthly or quarterly installments over the succeeding three years, or over a period of four years, with equal quarterly installments over those four years. As soon as practicable following each vesting date, the Company will issue to the holder of the RSUs the number of shares of common stock equal to the aggregate number of RSUs that have vested. Notwithstanding the foregoing, the Company may, in its sole discretion, in lieu of issuing shares of common stock to the holder of the RSUs, pay the holder an amount in cash equal to the fair market value of such shares of common stock. . The total stock-based compensation expense expected to be recorded over the remaining life of outstanding RSUs is approximately $213.4 million at December 31, 2020. That cost is expected to be recognized over a weighted-average period of 2.6 years. As of December 31, 2020, there are 1.6 million RSUs expected to vest with an aggregate intrinsic value of $618.5 million. The total fair value of RSUs vested was approximately $101.2 million in 2020, $85.2 million in 2019, and $65.0 million in 2018.

The following table summarizes the activity related to RSUs for the year ended December 31, 2020:

	RSUs Outstanding
	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Unvested and outstanding at January 1, 2020	1,529	$119.46
Granted	1,035	169.79
Vested	(880)	115.01
Canceled	(123)	137.73
Unvested and outstanding at December 31, 2020	1,561	$153.91

Employee Stock Purchase Plan (“ESPP”)— The ESPP authorizes the issuance of up to a total of 2,005,274 shares of common stock to participating employees and allows eligible employees to purchase shares of common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals. The offering periods for the ESPP commence on June 1 and December 1 of each year.

The fair value of employee options is estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate (%)	0.14-1.60	2.56	1.61-2.10
Expected term (years)	0.50	0.50	0.42-0.50
Volatility (%)	34.75-67.22	41.32-45.07	28.45-28.81
Expected dividends	—	—	—

The interest rate was based on the U.S. Treasury bond rate at the date of grant with a maturity approximately equal to the expected term. The expected term is based on the offering period. The expected volatility for the Company’s common stock was based on an average of the historical volatility of a peer group of similar public companies. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The fair value of the Company’s common stock is the closing price of the stock on the date the offering period starts.

The following table summarizes the activity related to ESPP:

	Shares Issued (in thousands)	Weighted- Average Purchase Price	Total Cash Proceeds (in thousands)
2020	132	$149.23	$19,653
2019	116	$123.69	$14,383
2018	148	$80.21	$11,863

14. Income Taxes

Loss before provision for income taxes was as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
United States	$(96,555)	$(63,200)	$(69,769)
Foreign	15,740	12,427	7,809
Total	$(80,815)	$(50,773)	$(61,960)

The (provision) benefit for income taxes consists of the following:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Current income tax provision
Federal	$(406)	$(238)	$(184)
State	(487)	(241)	(140)
Foreign	(5,508)	(3,293)	(1,508)
Total current income tax provision	(6,401)	(3,772)	(1,832)
Deferred income tax benefit
Federal	(116)	160	21
State	—	—	—
Foreign	2,301	639	(57)
Total deferred income tax benefit (expense)	2,185	799	(36)
Total income tax provision	$(4,216)	$(2,973)	$(1,868)

The following reconciles the differences between income taxes computed at the federal statutory rate of 21% for 2020, 2019 and   2018 and the provision for income taxes:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Expected income tax benefit at the federal statutory rate	$16,899	$10,665	$12,955
State taxes net of federal benefit	4,618	3,700	5,155
Stock-based compensation	25,196	16,055	17,575
Executive compensation limitation	(3,004)	(7,244)	—
Difference in foreign tax rates	830	693	435
U.S. tax credits	11,529	24,170	1,763
GILTI inclusion	—	(1,645)	(1,177)
Meals and entertainment	(478)	(1,208)	(1,411)
Change in valuation allowance	(62,182)	(47,523)	(37,059)
Other	2,376	(636)	(104)
Income tax benefit (provision)	$(4,216)	$(2,973)	$(1,868)

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

In 2020, the Company reversed the 2019 recognized tax benefit under the item-by-item method and recorded a tax expense of $116 thousand.

Deferred Tax Assets and Liabilities —Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$190,555	$142,512
Research and investment credits	46,729	35,285
Accruals and reserves	15,278	9,239
Depreciation	2,223	1,756
Intangible assets	164	—
Stock-based compensation	7,354	5,451
Interest expense	8,650	3,197
Total deferred tax assets	270,953	197,440
Deferred tax liabilities:
Intangible assets	(2,546)	(2,678)
Convertible debt	(21,873)	(3,550)
Capitalized costs	(17,009)	(11,351)
Depreciation	(231)	(138)
Total deferred tax liabilities	(41,659)	(17,717)
Valuation allowance	(227,062)	(180,092)
Net deferred tax assets	$2,232	$(369)

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

The valuation allowance increased by $47.0 million in 2020, $47.3 million in 2019 and $36.1 million in 2018, primarily due to the increase in the U.S. net operating loss deferred tax asset. The Company does not expect any significant changes in its valuation allowance positions within the next 12 months.

Prior to the 2017 Act, the Company had asserted that the earnings of its foreign subsidiaries were indefinitely reinvested in the operations of those subsidiaries. In 2018, the Company completed its accounting for the impact of the 2017 Act and determined that it would no longer assert indefinite reinvestment of its foreign earnings. Earnings through December 31, 2017 have been subject to U.S. federal income tax via the one-time transition tax on previously undistributed foreign earnings. The 2017 Act eliminated the U.S. federal income tax cost for qualified repatriation beginning in 2018. The Company has determined that any incremental tax incurred upon ultimate distribution of these earnings to the U.S. would not be material.

The Company had federal and state net operating loss carryforwards of $760 million and $508 million at December 31, 2020 and $568 million and $379 million at December 31, 2019. The Company also had international net operating loss carryforwards of $8 million at December 31, 2020 and $6 million at December 31, 2019. As a result of the 2017 Act all federal net operating losses, created after January 1, 2018, have an indefinite carryforward period. All federal net operating losses, created before January 1, 2018, are subject to a 20 year carryforward period and will expire at various dates through 2037. State net operating losses will expire at various dates through 2040. The Company has a federal interest expense carryforward of $35.2 million at December 31, 2020, and $13.0 million at December 31, 2019, which have an indefinite carryforward period.

The Company had federal research and development credit carryforwards of $31.0 million at December 31, 2020 that expire at various dates through 2040. The Company also has state research and investment tax credit carryforwards of $15.7 million, that expire at various dates through 2035.

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

The following summarizes activity related to unrecognized tax benefits:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Unrecognized benefit—beginning of the year	$5,445	$3,925	$2,725
Gross increases—current period positions	3,003	2,387	1,200
Gross decrease—prior period positions	—	(867)	—
Unrecognized benefit—end of period	$8,448	$5,445	$3,925

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

The Company has elected to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. No interest or penalties have been recorded through December 31, 2020 because the Company has no tax due because of significant NOL carryforwards.

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

15. Employee Benefit Plan

The Company maintains a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers certain employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Total employer contributions were $5.9 million in 2020, $4.8 million in 2019, and $4.0 million in 2018.

16. Subsequent Event

On February 8, 2021, the Company acquired 100% of the outstanding equity securities of Hustle Con Media, Inc. (the “Hustle”) for approximately $20 million.  The Hustle is a media company that produces a newsletter, podcast, and premium research content for innovative professionals.

17. Quarterly Financial Results (unaudited)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share amounts)
Year ended December 31, 2020
Revenue	$252,065	$228,385	$203,608	$198,968
Cost of revenue	47,294	42,603	38,777	38,285
Gross profit	204,771	185,782	164,831	160,683
Net loss	(15,416)	(22,498)	(29,401)	(17,716)
Basic and diluted net loss per share	$(0.34)	$(0.49)	$(0.67)	$(0.41)
Year ended December 31, 2019
Revenue	$186,186	$173,621	$163,255	$151,798
Cost of revenue	35,975	33,263	31,142	29,578
Gross profit	150,211	140,358	132,113	122,220
Net loss	(10,302)	(14,987)	(17,357)	(11,100)
Basic and diluted net loss per share	$(0.24)	$(0.35)	$(0.41)	$(0.27)

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2020 , our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013).

Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020  has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included under Item 8 of this annual report on Form 10-K.

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

(d)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The complete response to this Item regarding the backgrounds of our executive officers and directors and other information required by Items 401, 405 and 407 of Regulation S-K will be contained in our definitive proxy statement for our 2021 Annual Meeting of Stockholders.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that is applicable to all of our employees, officers and directors including our chief executive officer and senior financial officers, which is available on our website under “Investor Relations—Leadership & Governance.”

ITEM 11.	Executive Compensation

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2021 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2021 Annual Meeting of Stockholders.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2021 Annual Meeting of Stockholders.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2021 Annual Meeting of Stockholders.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules
(a)	Documents Filed as Part of this Annual Report on Form 10-K
1.	Financial Statements (included in Item 8 of this Annual Report on Form 10-K):
•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2020 and 2019
•	Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018
•	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2020, 2019 and 2018
•	Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018
•	Notes to Consolidated Financial Statements
2.	Financial Statement Schedules

Financial statements schedules are omitted as they are either not required or the information is otherwise included in the consolidated financial statements.

3.	The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit List on the following page and are incorporated herein.

ITEM 16.	10-K Summary

Not applicable.

EXHIBIT LIST

Exhibit
number	Description of exhibit
3.1(1)	Seventh Amended and Restated Certificate of Incorporation (as amended and currently in effect)

3.2(2)	Third Amended and Restated Bylaws (as currently in effect)

4.1(3)	Form of Common Stock Certificate

4.2(4)	Fourth Amended and Restated Investors’ Rights Agreement between the Registrant and the investors named therein dated October 25, 2012

4.3(5)	Indenture, dated as of May 10, 2017, between HubSpot, Inc., and Wilmington Trust, National Association, as trustee

4.4(5)	Form of 0.25% Convertible Senior Notes due 2022 (included in Exhibit 4.3)
4.5(6)	Indenture, dated as of June 4, 2020, between the Registrant, and Wilmington Trust, National Association, as trustee
4.6(6)	Form of 0.375% Convertible Senior Notes due 2025 (included in Exhibit 4.5)
4.7(7)	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended

10.1(8)

Amended and Restated Lease between Jamestown Premier Davenport, LLC and HubSpot, Inc., executed December 14, 2015 and effective as of November 1, 2015; First Amendment to Amended and Restated Lease between Davenport Owner (DE) LLC and HubSpot, Inc., effective as of March 23, 2017; Second Amendment to Amended and Restated Lease between Davenport Owner (DE) LLC and HubSpot, Inc., effective as of August 31, 2018

10.2(9)

Lease, dated February 22, 2016, among HubSpot Ireland Limited, HubSpot, Inc. and Hibermia REIT PLC and Agreement for Lease, dated November 6, 2015, among HubSpot Ireland Limited, HubSpot, Inc. and Hibermia REIT PLC

10.3(10)

Lease dated April 23, 2015 between Two Canal Park Massachusetts LLC (formerly BCSP Cambridge Two Property LLC) and HubSpot, Inc.; First Amendment to Lease dated August 10, 2016; Second Amendment to Lease dated March 12, 2018; Third Amendment to Lease dated December 2, 2019; Fourth Amendment to Lease dated January 6, 2020

10.4(11)

Lease dated October 7, 2016 between One Canal Park Massachusetts LLC and HubSpot, Inc.; First Amendment to Lease dated February 14, 2017; Second Amendment to Lease dated March 12, 2018.; Third Amendment to Lease dated May 2, 2018; Fourth Amendment to Lease dated April 19, 2019

10.5(12)

Lease of 1 – 6 Sir John Rogerson's Quay, Windmill Quarter, Dublin 2, dated August 1, 2019, between Hibernia REIT Public Limited Company, as Landlord, HubSpot Ireland Limited, as Tenant, SOBO Management Company Limited by Guarantee, as Management Company, and HubSpot, Inc., as Guarantor

10.6(13)#	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors

10.7(14)#	2007 Equity Incentive Plan and forms of restricted stock agreement and option agreements thereunder

10.8**#	2014 Stock Option and Grant Plan and forms of restricted stock and option agreements thereunder

10.9(15)#	2014 Employee Stock Purchase Plan

10.10(16)#	Senior Executive Cash Incentive Bonus Plan

10.11(17)	Form of Call Option Transaction Confirmation

10.12(18)	Form of Warrant Confirmation

10.13(19)#	Non-Employee Director Compensation Policy (as amended and currently in effect)

10.14(20)	Form of Capped Call Transaction Confirmation

21.1**	List of Subsidiaries

23.1**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1**	Power of Attorney (included on signature page)

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**Ÿ	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

#	Indicates a management contract or compensatory plan.
**	Filed herewith.
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

(1)	Incorporated by reference to Exhibit 3.1 to HubSpot, Inc.’s Annual Report on Form 10-K filed on February 24, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to HubSpot, Inc.’s Quarterly Report on Form 10-Q filed on November 11, 2020.
(3)	Incorporated by reference to Exhibit 4.1 to HubSpot, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-198333) filed on September 26, 2014.
(4)	Incorporated by reference to Exhibit 4.2 to HubSpot, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-198333) filed on August 25, 2014.
(5)	Incorporated by reference to Exhibit 4.1 to HubSpot, Inc.’s Form 8-K filed on May 10, 2017.
(6)	Incorporated by reference to Exhibit 4.2 to HubSpot, Inc.’s Current Report on Form 8-K filed on June 5, 2020.
(7)	Incorporated by reference to Exhibit 4.5 to HubSpot, Inc.’s Annual Report on Form 10-K filed on February 12, 2020.
(8)	Incorporated by reference to Exhibit 10.1 to HubSpot, Inc.’s Annual Report on Form 10-K filed on February 12, 2019.
(9)	Incorporated by reference to Exhibit 10.1 to HubSpot, Inc.’s Quarterly Report on Form 10-Q filed May 4, 2016.
(10)	Incorporated by reference to Exhibit 10.3 to HubSpot, Inc.’s Annual Report on Form 10-K filed on February 12, 2020.
(11)	Incorporated by reference to Exhibit 10.4 to HubSpot, Inc.’s Annual Report on Form 10-K filed on February 12, 2020.
(12)	Incorporated by reference to Exhibit 10.5 to HubSpot, Inc.’s Annual Report on Form 10-K filed on February 12, 2020.
(13)	Incorporated by reference to Exhibit 10.4 to HubSpot, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-198333) filed on August 25, 2014.
(14)	Incorporated by reference to Exhibit 10.5 to HubSpot, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-198333) filed on August 25, 2014.
(15)	Incorporated by reference to Exhibit 10.8 to HubSpot, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-198333) filed on October 6, 2014.
(16)	Incorporated by reference to Exhibit 10.10 to HubSpot, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-198333) filed on September 26, 2014.

(17)	Incorporated by reference to Exhibit 10.1 to HubSpot, Inc.’s Form 8-K filed on May 10, 2017.
(18)	Incorporated by reference to Exhibit 10.2 to HubSpot, Inc.’s Form 8-K filed on May 10, 2017.
(19)	Incorporated by reference to Exhibit 10.13 to HubSpot, Inc.’s Annual Report on Form 10-K filed on February 12, 2020.
(20)	Incorporated by reference to Exhibit 10.1 to HubSpot, Inc.’s Current Report on Form 8-K filed on June 5, 2020.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Cambridge, Commonwealth of Massachusetts, on the 16th day of February 2021 .

HUBSPOT, INC.

By:	/s/ Brian Halligan
Brian Halligan

Chief Executive Officer and Chairman

POWER OF ATTORNEY

We, the undersigned directors and officers of HubSpot, Inc. (the “Company”), hereby and severally constitute and appoint Brian Halligan, Kate Bueker, and John Kelleher and each of them singly, our true and lawful attorneys, with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person and hereby ratifying and confirming all that said attorneys and each of them, or their substitutes, shall do or cause to be done by virtue of this Power of Attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Halligan	Chief Executive Officer and Chairman	February 16, 2021
Brian Halligan	(Principal Executive Officer)

/s/ Kate Bueker	Chief Financial Officer	February 16, 2021
Kate Bueker	(Principal Financial and Accounting Officer)

/s/ Dharmesh Shah	Director and Chief Technology Officer	February 16, 2021
Dharmesh Shah

/s/ Nick Caldwell	Director	February 16, 2021
Nick Caldwell

/s/ Ron Gill	Director	February 16, 2021
Ron Gill

/s/ Julie Herendeen	Director	February 16, 2021
Julie Herendeen

/s/ Lorrie Norrington	Director	February 16, 2021
Lorrie Norrington

/s/ Avanish Sahai	Director	February 16, 2021
Avanish Sahai

/s/ Jay Simons	Director	February 16, 2021
Jay Simons

/s/ Jill Ward	Director	February 16, 2021
Jill Ward