Form 10-Q
period 2021-03-31
HUBSPOT INC
filed 2021-05-05
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2021

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

There were 46,725,776 shares of the registrant’s Common Stock issued and outstanding as of April 30, 2021.

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

Risk Factor Summary

The risk factors detailed in Item 1A entitled “Risk Factors” in this Quarterly Report on Form 10-Q are the risks that we believe are material to our investors and a reader should carefully consider them. Those risks are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. The following is a summary of the risk factors detailed in Item 1A:

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

•	Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from growing.

PART I — Financial Information

Item 1.	Financial Statements

HubSpot, Inc.

Unaudited Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$397,498	$378,123
Short-term investments	782,335	873,073
Accounts receivable — net of allowance for doubtful accounts of $1,671 and $1,993 at March 31, 2021 and December 31, 2020, respectively	109,602	126,433
Deferred commission expense	47,279	44,576
Prepaid expenses and other current assets	31,459	34,716
Total current assets	1,368,173	1,456,921
Long-term investments	105,990	30,697
Property and equipment, net	96,845	101,123
Capitalized software development costs, net	28,340	24,943
Right-of-use assets	261,601	275,893
Deferred commission expense, net of current portion	30,607	28,296
Other assets	18,795	13,893
Intangible assets, net	11,878	10,282
Goodwill	47,588	31,318
Total assets	$1,969,817	$1,973,366
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,907	$13,540
Accrued compensation costs	44,856	44,054
Accrued expenses and other current liabilities	40,868	37,184
Convertible senior notes	11,810	7,837
Operating lease liabilities	30,563	30,020
Deferred revenue	336,183	312,866
Total current liabilities	482,187	445,501
Operating lease liabilities, net of current portion	265,664	279,664
Deferred revenue, net of current portion	3,227	3,636
Other long-term liabilities	11,399	10,811
Convertible senior notes	432,626	471,099
Total liabilities	1,195,103	1,210,711
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock	47	46
Additional paid-in capital	1,279,113	1,241,167
Accumulated other comprehensive loss	1,874	4,603
Accumulated deficit	(506,320)	(483,161)
Total stockholders’ equity	774,714	762,655
Total liabilities and stockholders’ equity	$1,969,817	$1,973,366

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	For the Three Months Ended March 31,
	2021	2020
Revenues:
Subscription	$270,263	$191,229
Professional services and other	11,102	7,739
Total revenue	281,365	198,968
Cost of revenues:
Subscription	43,853	29,734
Professional services and other	10,881	8,551
Total cost of revenues	54,734	38,285
Gross profit	226,631	160,683
Operating expenses:
Research and development	68,396	46,202
Sales and marketing	141,017	102,328
General and administrative	32,250	26,255
Total operating expenses	241,663	174,785
Loss from operations	(15,032)	(14,102)
Other expense:
Interest income	475	4,057
Interest expense	(9,399)	(5,953)
Other income (expense)	660	(1,052)
Total other expense	(8,264)	(2,948)
Loss before income tax expense	(23,296)	(17,050)
Income tax benefit (expense)	137	(666)
Net loss	$(23,159)	$(17,716)
Net loss per share, basic and diluted	$(0.50)	$(0.41)
Weighted average common shares used in computing basic and diluted net loss per share:	46,428	43,275

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months Ended March 31,
	2021	2020
Net loss	$(23,159)	$(17,716)
Other comprehensive loss:
Foreign currency translation adjustment	(2,489)	(1,077)
Changes in unrealized (loss) gain on investments, net of income taxes of ($36) for the three months ended March 31, 2021 and $0 for the three months ended March 31, 2020	(240)	583
Comprehensive loss	$(25,888)	$(18,210)

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended March 31,
	2021	2020
Operating Activities:
Net loss	$(23,159)	$(17,716)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities
Depreciation and amortization	11,208	8,711
Stock-based compensation	32,423	27,463
Loss on early extinguishment of 2022 Convertible Notes	2,406	—
Repayment of 2022 Convertible Notes attributable to the debt discount	(9,805)	—
Benefit from deferred income taxes	(1,006)	(257)
Amortization of debt discount and issuance costs	6,493	5,703
Amortization (accretion) of bond discount	515	(2,154)
Unrealized currency translation	(49)	781
Changes in assets and liabilities
Accounts receivable	16,475	9,780
Prepaid expenses and other assets	2,715	(15,107)
Deferred commission expense	(6,305)	(1,523)
Right-of-use assets	10,354	5,723
Accounts payable	4,598	1,495
Accrued expenses and other liabilities	(2,429)	(5,439)
Operating lease liabilities	(9,272)	(5,281)
Deferred revenue	27,538	10,832
Net cash and cash equivalents provided by operating activities	62,700	23,011
Investing Activities:
Purchases of investments	(362,288)	(439,889)
Maturities of investments	376,918	382,875
Purchases of property and equipment	(3,967)	(11,098)
Acquisition of a business, net of cash acquired	(16,810)	—
Purchase of strategic investments	(1,850)	—
Equity method investment	(2,308)	—
Capitalization of software development costs	(7,341)	(4,769)
Net cash and cash equivalents used in investing activities	(17,646)	(72,881)
Financing Activities:
Proceeds from settlement of Convertible Note Hedges related to the 2022 Convertible Notes	723	—
Repayment of 2022 Convertible Notes attributable to the principal	(35,900)	—
Employee taxes paid related to the net share settlement of stock-based awards	(2,964)	(941)
Proceeds related to the issuance of common stock under stock plans	16,339	6,854
Repayments of finance lease obligations	—	(30)
Net cash and cash equivalents (used in) provided by financing activities	(21,802)	5,883
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,877)	(1,814)
Net increase in cash, cash equivalents and restricted cash	19,375	(45,801)
Cash, cash equivalents and restricted cash, beginning of period	381,152	278,515
Cash, cash equivalents and restricted cash, end of period	$400,527	$232,714
Supplemental cash flow disclosure:
Cash paid for income taxes	$2,215	$746
Right-of-use assets obtained in exchange for operating lease liabilities	$1,276	$6,396
Non-cash investing and financing activities:
Issuance of common stock for repayment of 2022 Convertible Notes	$155,250	$—
Capital expenditures incurred but not yet paid	$626	$1,204
Asset retirement obligations	$—	$87

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Notes to Unaudited Consolidated Financial Statements

1. Organization and Operations

HubSpot, Inc. (the “Company”) provides a cloud-based customer relationship management (“CRM”) Platform, that enables companies to attract, engage, and delight customers throughout the customer experience. The Company’s CRM Platform comprised of Marketing Hub, Sales Hub, Service Hub, and a CMS Hub features integrated applications and tools that enable businesses to create a cohesive and adaptable customer experience.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  In the opinion of management, the Company has prepared the accompanying unaudited consolidated financial statements on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2020, and these consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2021. The year-end balance sheet data was derived from audited financial statements, but this Form 10-Q does not include all disclosures required under GAAP. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted under the rules and regulations of the SEC.

These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 16, 2021. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K that have had a material impact on our consolidated financial statements and related notes.

In March 2020, the World Health Organization (“WHO”) declared the outbreak of a disease caused by a novel strain of the coronavirus (“COVID-19”) to be a global pandemic (the “pandemic”). The Company has assessed the impact of the pandemic, and while the broader implications of the pandemic on the results of operations and overall financial performance remain uncertain, the Company assessed the potential impact on the March 31, 2021 financial statements and determined there were no material adjustments necessary with respect to these consolidated financial statements.

In March 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law by the United States. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the pandemic, including tax relief and government loans, grants, and investments. In June 2020, the Jobs Support Scheme (“JSS”) was announced by the Singapore government to provide support to employers and help enterprises retain their local employees during the pandemic. In March 2021, the American Rescue Plan was passed to build upon the measures in the CARES Act and provide direct relief to those impacted by the pandemic. The CARES Act, the JSS and the American Rescue Plan did not have a material impact with respect to these consolidated financial statements.

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

2. Revenues

Disaggregation of Revenue

The Company provides disaggregation of revenue based on geographic region (Note 16) and based on the subscription versus professional services and other classification on the consolidated statements of operations as it believes these best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Deferred Revenue and Deferred Commission Expense

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue. Deferred revenue during the three months ended March 31, 2021 increased by $22.9 million resulting from $304.3 million of additional invoicing and was offset by revenue recognized of $281.4 million during the same period. $162.1 million of revenue was recognized during the three month period ended March 31, 2021 that was included in deferred revenue at the beginning of the period. As of March 31, 2021, approximately $269.4 million of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year. The Company expects to recognize revenue on approximately 94% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

Additional contract liabilities of $1.7 million were included in accrued expenses and other current liabilities on the consolidated balance sheet as of March 31, 2021 and December 31, 2020.

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

Deferred commission expense during the three months ended March 31, 2021 increased by $5.0 million as a result of deferring incremental costs of obtaining a contract of $20.6 million and was offset by amortization of $15.6 million during the same period.

3. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, restricted stock units (“RSUs”), shares issued pursuant to the Employee Stock Purchase Plan (“ESPP”), the Warrants (defined in Note 9), the Conversion Option of the 2022 Notes, and the Conversion Option of the 2025 Notes (the “Conversion Options”) (Note 9) are considered to be potential common stock equivalents.

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended March 31,
	2021	2020
Net loss	$(23,159)	$(17,716)
Weighted-average common shares outstanding — basic	46,428	43,275
Dilutive effect of share equivalents resulting from stock options, RSUs, ESPP, Warrants and the Conversion Options	—	—
Weighted-average common shares, outstanding — diluted	46,428	43,275
Net loss per share, basic and diluted	$(0.50)	$(0.41)

Since the Company incurred net losses for each of the periods presented, diluted net loss per share is the same as basic net loss per share. All of the Company’s outstanding stock options, RSUs, and shares issuable under the ESPP, as well as the Warrants and Conversion Options were excluded in the calculation of diluted net loss per share as the effect would be anti-dilutive.

The Company expects to settle the principal amount of the 2022 Notes and 2025 Notes (collectively, the “Notes”) (Note 9) in cash, and therefore, the Company uses the treasury stock method for calculating any potential dilutive effect of the Warrants and Conversion Options on diluted net income per share, if applicable.  As a result, only the amount by which the conversion cost of the Notes, if settled in shares, exceeds the aggregated principal amount of the Notes (the “Conversion Spread”) is considered in the diluted earnings per share computation. The Conversion Spread has a dilutive impact on net income per share when the average market price of the Company’s common stock for a given period of time exceeds the initial conversion price of $94.77 per share for the 2022 Notes and $282.52 for the 2025 Notes. The average stock price for the quarter ended March 31, 2021 was $439.38.

As the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended March 31, 2021 was equal to or greater than 130% of the conversion price of $94.77 on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ended June 30, 2021. In the first quarter of 2021, the Company settled $44.5 million of principal balance of the 2022 Notes in cash. As of April 30, 2021, the Company has received conversion notices for approximately $12.7 million of the principal balance of the 2022 Notes, which will be settled in cash during the quarter ended June 30, 2021. For disclosure purposes, the potentially dilutive effect of the Conversion Spread is calculated and included in the table below.

As the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended March 31, 2021 was equal to or greater than 130% of the conversion price of $282.52 on each applicable trading day, the 2025 Notes are convertible at the option of the holders thereof during the calendar quarter ended June 30, 2021. As of April 30, 2021, no holders have converted or indicated their intention to convert the 2025 Notes. For disclosure purposes, the potentially dilutive effect of the Conversion Spread is calculated and included in the table below.

The following table contains all potentially dilutive common stock equivalents.

	As of March 31,
	2021	2020
	(in thousands)
Options to purchase common shares	769	1,401
RSUs	1,451	1,697
Conversion Option of the 2022 Notes and Warrants	1,957	3,093
Conversion Option of the 2025 Notes	581	—
ESPP	10	—

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at March 31, 2021 and December 31, 2020:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$212,377	$—	$—	$212,377
Commercial paper	—	176,859	—	176,859
Corporate bonds	—	221,375	—	221,375
U.S. Government agency securities	—	1,803	—	1,803
U.S. Treasury securities	—	513,284	—	513,284
Restricted cash:
Money market funds	—	3,029	—	3,029
Total	$212,377	$916,350	$—	$1,128,727

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$172,485	$—	$—	$172,485
Commercial paper	—	12,233	—	12,233
Corporate bonds	—	116,371	—	116,371
U.S. Treasury securities	—	774,772	—	774,772
Certificates of deposit		394	—	394
Restricted cash:
Money market funds	—	3,029	—	3,029
Total	$172,485	$906,799	$—	$1,079,284

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents, and restricted cash (within prepaid expenses and other current assets and other long-term assets) on the consolidated balance sheets. At March 31, 2021 and December 31, 2020, Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.

As of March 31, 2021, the fair value of the 2022 Notes was $387.4 million and the fair value of the 2025 Notes was $758.5 million. The fair value was determined based on the quoted price of the 2022 and 2025 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy.

For certain other financial instruments, including accounts receivable, accounts payable, capital leases and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

Restricted cash is comprised of money market funds related to landlord guarantees for leased facilities. These restricted cash balances have been excluded from our cash and cash equivalents balance on our consolidated balance sheets.

Strategic investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the statement of operations. The Company holds $9.0 million of strategic investments without readily determinable fair values at March 31, 2021 and $6.7 million of strategic investments without readily determinable fair values at December 31, 2020. These investments are included in other assets on the consolidated balance sheets. There have been no adjustments to the carrying value of the strategic investments resulting from impairments or observable price changes in the three months ended March 31, 2021.

The following tables summarize the composition of our short- and long-term investments at March 31, 2021 and December 31, 2020.

	March 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$151,863	$—	$—	$151,863
Corporate bonds	221,304	222	(151)	221,375
U.S. Government agency securities	1,803	—	—	1,803
U.S. Treasury securities	513,164	123	(3)	513,284
Total	$888,134	$345	$(154)	$888,325

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$12,233	$—	$—	$12,233
Corporate bonds	115,983	427	(39)	116,371
U.S. Treasury securities	774,667	105	—	774,772
Certificates of deposit	394	—	—	394
Total	$903,277	$532	$(39)	$903,770

For all of our securities for which the amortized cost basis was greater than the fair value at March 31, 2021, the Company has concluded that there is no plan to sell the security nor is it more likely than not that the Company would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, the Company considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

Contractual Maturities

The contractual maturities of short-term and long-term investments held at March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021		December 31, 2020
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
	(in thousands)		(in thousands)
Due within one year	$782,054	$782,335	$872,637	$873,073
Due after 1 year through 2 years	106,080	105,990	30,640	30,697
Total	$888,134	$888,325	$903,277	$903,770

5. Equity method investment

On March 9, 2021, the Company made a contribution of $2.3 million in cash for a 6.4% ownership interest and income share in the Black Economic Development Fund (the “Fund”) managed by the Local Initiatives Support Corporation. The Company has commitments to contribute additional capital of $10.2 million to the Fund over the next three years. The Company’s ownership interest of the Fund is subject to change based on the addition or removal of other investors and their committed and contributed amounts. Given the level of ownership interest in the Fund, which is a limited liability company, and the fact that the Fund will maintain specific ownership accounts for investors, the Company accounts for this investment using the equity method of accounting. The Fund is included in other assets on the consolidated balance sheet.

Under the equity method of accounting, the Company's share of the Fund’s net earnings and impairment charges on investments are reported in the consolidated statements of operations as income (loss) from equity method investment, net of tax.  As of March 31, 2021, the carrying amount of the Company’s investment in the Fund was $2.3 million.  There were no differences between the carrying value and the fair value of the underlying net assets of the Fund that would result in adjustments to the Company’s proportionate share of the Fund’s net earnings.

6. Restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows for the three months ended March 31, 2021 and 2020.

	March 31, 2021	March 31, 2020	December 31, 2020
	(in thousands)
Cash and cash equivalents	$397,498	$229,133	$378,123
Restricted cash, included in prepaid expenses and other current assets	—	552	—
Restricted cash, included in other assets	3,029	3,029	3,029
Total cash, cash equivalents, and restricted cash	$400,527	$232,714	$381,152

7. Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Computer equipment and purchased software	$15,693	$15,128
Employee related computer equipment	21,834	20,802
Furniture and fixtures	21,491	20,204
Leasehold improvements	95,921	89,850
Internal-use software	14,193	12,528
Construction in progress	113	10,014
Total property and equipment	169,245	168,526
Less accumulated depreciation	(72,400)	(67,403)
Property and equipment, net	$96,845	$101,123

Depreciation and amortization expense on property and equipment was $6.0 million for the three months ended March 31, 2021 and $4.7 million for the three months ended March 31, 2020.

8. Capitalized Software Development Costs

Capitalized software development costs, exclusive of those recorded within property and equipment, consisted of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Gross capitalized software development costs	$93,499	$85,630
Accumulated amortization	(65,159)	(60,687)
Capitalized software development costs, net	$28,340	$24,943

These capitalized software development costs are associated with software developed for customer purchase. Capitalized software development costs recorded within property and equipment are associated with software developed for Company use.

Capitalized software development costs are amortized on a straight-line basis over their estimated useful life of two years. Amortization of capitalized software development costs, exclusive of costs recorded within property and equipment, was $4.9 million for the three months ended March 31, 2021 and $3.5 million for the three months ended March 31, 2020.

9. Convertible Senior Notes

2025 Convertible Senior Notes and Capped Call Options

In June 2020, the Company issued $400 million aggregate principal amount of 0.375% convertible senior notes due June 1, 2025 (the “2025 Notes”) in a private offering and an additional $60 million aggregate principal amount of the 2025 Notes pursuant to the exercise in full of the over-allotment options of the initial purchasers. Each $1,000 of principal amount of the 2025 Notes will initially be convertible into 3.5396 shares of the Company’s common stock (the “Conversion Option of the 2025 Notes”), which is equivalent to an initial conversion price of approximately $282.52 per share, subject to adjustment upon the occurrence of certain specified events. On or after March 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2025 Notes at any time. The 2025 Notes will be convertible at the option of the holders prior to the close of business on the business day immediately preceding March 1, 2025 under certain circumstances as described in the indenture governing the 2025 Notes (the “Indenture”).  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The Company expects to settle the principal amount of the 2025 Notes in cash. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended March 31, 2021 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2025 Notes are convertible at the option of the holders thereof during the calendar quarter ending June 30, 2021. As of April 30, 2021, no holders have converted or indicated their intention to convert the 2025 Notes. The 2025 Notes are classified as long-term debt.

The net carrying amount of the liability component of the 2025 Notes is as follows:

	As of March 31, 2021	As of December 31, 2020
	(in thousands)
Principal	$460,000	$460,000
Unamortized debt discount	(84,365)	(88,756)
Unamortized issuance costs	(6,629)	(6,973)
Net carrying amount	$369,006	$364,271

The net carrying amount of the equity component of the 2025 Notes is as follows:

	As of March 31, 2021	As of December 31, 2020
	(in thousands)
Debt discount for conversion option	$98,730	$98,730
Issuance costs	(2,120)	(2,120)
Net carrying amount	$96,610	$96,610

Interest expense related to the 2025 Notes is as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Contractual interest expense	$431	$—
Amortization of debt discount	4,391	—
Amortization of issuance costs	345	—
Total interest expense	$5,167	$—

In connection with the offering of the 2025 Notes, the Company purchased capped call options (“Capped Call Options”) with respect to its common stock for $50.6 million. The Capped Call Options are purchased call options that give the Company the option to purchase up to approximately 1.6 million shares of its common stock for $282.52 per share, which corresponds to the approximate initial conversion price of the 2025 Notes. The Capped Call Options were purchased in order to offset potential dilution to the Company’s common stock upon any conversion of the 2025 Notes, subject to a cap of $426.44 per share, and expire concurrently with the 2025 Notes. The $50.6 million paid for the Capped Call Options are recorded in stockholders’ equity as a reduction in additional paid-in capital and are not accounted for as separate derivative financial instruments.

2022 Convertible Senior Notes, Convertible Note Hedge and Warrant

In May 2017, the Company issued $350 million aggregate principal amount of 0.25% convertible senior notes due June 1, 2022 in a private offering and an additional $50 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the initial purchasers (the “2022 Notes”). Each $1,000 principal amount of the 2022 Notes will initially be convertible into 10.5519 shares of the Company’s common stock (the “Conversion Option of the 2022 Notes”), which is equivalent to a conversion price of approximately $94.77 per share, under certain circumstances, subject to adjustment upon the occurrence of specified events. On or after February 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time. The 2022 Notes are convertible at the option of the holders prior to the close of business on the business day immediately preceding February 1, 2022 under certain circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The Company expects to settle the principal amount of the 2022 Notes in cash. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended March 31, 2021 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending June 30, 2021. In the first quarter of 2021, the Company settled $44.5 million of principal balance of the 2022 Notes in cash. The Company compared the consideration attributed to the fair value of the debt component with the carrying value of the debt component, which includes the proportionate amounts of unamortized debt discount and the remaining unamortized debt issuance costs and recorded a loss on early extinguishment of $2.4 million within interest expense on the Company’s statements of operations. As of April 30, 2021, the Company has received conversion notices for approximately $12.7 million of the principal balance of the 2022 Notes, which will be settled in cash during the quarter ended June 30, 2021.

The 2022 Notes are classified as long-term debt, except for $11.8 million classified as current as of March 31, 2021, for which the principal amount is expected to be cash-settled within the next fiscal quarter. The equity component of the 2022 Notes will continue to be classified as additional paid-in capital because the Company has the option to settle the principal amount in shares and the maturity date of the 2022 Notes is more than 12 months away. However, it is the Company’s intent to settle the principal amount of the 2022 Notes in cash.  As of March 31, 2021, $81.4 million of principal remains outstanding on the 2022 Notes.

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

During the quarter ended March 31, 2021, the Company exercised and net-share-settled a portion of the Convertible Note Hedges, corresponding to approximately $44.5 million principal amount of 2022 Notes and received approximately 0.4 million shares of common stock and an immaterial cash payment. As of March 31, 2021, Convertible Note Hedges giving the Company the option to purchase approximately 1.0 million shares of the Company’s common stock and Warrants giving certain counterparties the option to acquire up to 1.3 million shares of the Company’s common stock remain outstanding.

The net carrying amount of the liability component of the 2022 Notes is as follows:

	As of March 31, 2021	As of December 31, 2020
	(in thousands)
Principal	$81,383	$125,839
Unamortized debt discount	(5,544)	(10,397)
Unamortized issuance costs	(409)	(777)
Net carrying amount	$75,430	$114,665

The net carrying amount of the equity component of the 2022 Notes is as follows:

	As of March 31, 2021	As of December 31, 2020
	(in thousands)
Debt discount for conversion option	$21,568	$33,349
Issuance costs	(756)	(898)
Net carrying amount	$20,812	$32,451

Interest expense related to the 2022 Notes is as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Contractual interest expense	$69	$250
Amortization of debt discount	1,635	5,307
Amortization of issuance costs	122	396
Total interest expense	$1,826	$5,953

10. Leases

The Company leases office facilities under non-cancelable operating leases that expire at various dates through May 2031. Certain operating leases contain optional termination dates, and the Company is not reasonably certain to extend its lease agreements beyond those dates.

During the three months ended March 31, 2021, the Company extended the lease term for the lease in Tokyo, Japan and recorded $1.2 million of right-of-use assets and lease liabilities.

The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of operating lease payments. To determine the estimated incremental borrowing rate, the Company uses publicly available credit ratings for peer companies. The Company estimates the incremental borrowing rate using yields for maturities that are in line with the duration of the lease payments. The weighted average discount rate for operating leases as of March 31, 2021 is 5.2%.

Operating lease expense costs were $12.0 million for the three months ended March 31, 2021 and $9.7 million for the three months ended March 31, 2020.

The Company subleases some of its unused spaces to third parties. Operating sublease income generated under all operating lease agreements for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Operating sublease income	$1,259	$1,354

Cash payments related to operating lease liabilities were $17.9 million for the three months ended March 31, 2021 and $9.6 million or the three months ended March 31, 2020.

11. Commitments and Contingencies

Contractual Obligations

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through May 2031. Lease expense for non-cancelable operating leases with free rental periods or scheduled rent increases is recognized on a straight-line basis over the terms of the leases. Improvement reimbursements from landlords of $24.1 million are being amortized on a straight-line basis into lease expense over the terms of the leases.  Certain leases contain optional termination dates. The table below only includes payments up to the optional termination date. If the Company were to extend leases beyond the optional termination date, the future commitments would increase by approximately $86.8 million.

Future minimum payments under all operating and finance lease agreements as of March 31, 2021 are as follows:

Operating
(in thousands)
2021	$38,727
2022	50,294
2023	49,255
2024	47,925
2025	47,994
Thereafter	135,561
Total	$369,756

As of March 31, 2021, there were no material changes in our vendor commitments under non-cancelable arrangements, as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2020 and related notes thereto contained in the Company’s Annual Report on Form 10-K, except as noted below.

In March 2021, the Company entered various vendor commitments with contractual obligations of approximately $7.3 million, payable over the two to three year term of the agreements.

Legal Contingencies

From time to time, the Company may become a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, and threatened claims, breach of contract claims, tax, and other matters. The Company currently has no material pending litigation.

12. Business Acquisition

On February 9, 2021, the Company acquired 100% of the equity interests of Hustle Con Media, Inc. (the “Hustle”), a media company that produces a newsletter, podcast, and premium research content for innovative professionals. The Hustle will enable the Company to better meet the needs of scaling companies by delivering educational, business and technology trend content in their preferred formats. The total cash purchase price for the acquisition was $17.2 million, net of cash acquired, which includes an upward working capital adjustment of $0.4 million.

The following table summarizes the fair value of assets acquired and liabilities assumed as of the date of acquisition:

Fair value
(in thousands)
Cash	$3,089
Accounts receivable	1,153
Other current and noncurrent assets	835
Current backlog asset	677
Customer relationships	2,400
Goodwill	16,987
Accounts payable, accrued expenses, and other liabilities	(2,975)
Deferred revenue	(825)
Deferred tax liability	(1,042)
Total purchase price	$20,299

As part of the purchase price allocation, the Company recorded a net deferred tax liability for approximately $1.0 million related to the difference between the tax basis and fair value of the acquired intangible assets. This net deferred tax liability provided a source of additional income to support the realizability of the Company’s pre-existing, U.S. deferred tax assets. As the Company has recorded a full valuation allowance against its U.S. deferred tax assets, the Company released a portion of its valuation allowance and recorded a corresponding income tax benefit of $1.0 million in the consolidated statement of operations for the period ended March 31, 2021.

The excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets and liabilities acquired was recorded as goodwill. The Company believes the goodwill is attributable to the significant value obtained from the Company utilizing the advertising space within the Hustle’s newsletter and podcast, as well as the market influence of the premium research content to promote its products to the Hustle’s customer base and acquire new customers. The goodwill recognized is not deductible for U.S. or foreign income tax purposes.

The Company applied income approach to estimate the fair values of the intangible assets acquired. The primary intangible asset acquired in the business acquisition was customer relationships and the fair value of $2.4 million was determined based on the estimated present value of expected after-tax cash flows attributable to subscribers using an excess earnings method. The Company applied various estimates and assumptions with respect to forecasted revenue growth rates, the revenue attributable to the existing customers over time and the discount rate. The fair values assigned to the other tangible and identifiable intangible assets acquired and liabilities assumed as part of the business combination were based on management’s estimates and assumptions.

The Company began amortizing the customer relationships on the date of acquisition over a period of seven years based on expected future cash flow attributable to existing customers. The amortization expense is recorded to sales and marketing expense in the consolidated statements of operations.

The Company has included the operating results of the Hustle in its consolidated financial statements since the date of the acquisition. The acquisition did not have a material effect on the revenue or earnings in the consolidated income statement for the reporting periods presented. The pro forma results of the Company as if the acquisition had taken place on the first day of 2020 were not materially different from the amounts reflected in the accompanying consolidated financial statements.

13. Changes in Stockholders’ Equity

The following tables summarize the changes in stockholders’ equity for the three months ended March 31, 2021 and 2020.

	Common Stock, $0.001 Par Value		Treasury Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balances at December 31, 2020	46,115	$46	12	$—	$1,241,167	$4,603	$(483,161)	762,655
Issuance of common stock under stock plans, net of shares withheld for employee taxes	482	1	—	—	6,582	—	—	6,583
Stock-based compensation	—	—	—	—	32,947		—	32,947
Equity component of the 2022 Notes conversions	363	—	—	—	(2,307)	—	—	(2,307)
Settlement of Convertible Note Hedges	(364)	—	364	—	724	—	—	724
Cumulative translation adjustment	—	—	—	—	—	(2,489)	—	(2,489)
Unrealized loss on investments, net of income taxes of ($36)	—	—	—	—	—	(240)	—	(240)
Net loss	—	—	—	—	—	—	(23,159)	(23,159)
Balances at March 31, 2021	46,596	$47	376	$-	$1,279,113	$1,874	$(506,320)	$774,714

	Common Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	(Loss)	Deficit	Total
Balances at December 31, 2019	42,955	$44	$1,048,380	$(336)	$(398,130)	649,958
Issuance of common stock under stock plans, net of shares withheld for employee taxes	411	—	1,320	—	—	1,320
Stock-based compensation	—	—	27,905		—	27,905
Cumulative translation adjustment	—	—	—	(1,077)	—	(1,077)
Unrealized gain on investments, net of income taxes of $0	—	—	—	583	—	583
Net loss	—	—	—	—	(17,716)	(17,716)
Balances at March 31, 2020	43,366	$44	$1,077,605	$(830)	$(415,846)	$660,973

14. Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ equity, for the three months ended March 31, 2021.

	Cumulative Translation Adjustment	Unrealized Gain on Investments	Total
	(in thousands)
Beginning balance at January 1, 2021	4,180	423	4,603
Other comprehensive loss before reclassifications	(2,489)	(240)	(2,729)
Amounts reclassified from accumulated other comprehensive income	-	-	-
Ending balance at March 31, 2021	1,691	183	1,874

15. Stock-Based Compensation Expense

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations:

	Three Months End March 31,
	2021	2020
	(in thousands)
Options	$1,594	$1,822
RSUs	28,737	24,303
Employee stock purchase plan	2,092	1,338
Total stock-based compensation expense	$32,423	$27,463

Effect of stock-based compensation expense on income by line item:

	Three Months End March 31,
	2021	2020
	(in thousands)
Cost of revenue, subscription	$1,310	$898
Cost of revenue, professional services and other	697	607
Research and development	11,484	8,708
Sales and marketing	13,629	10,816
General and administrative	5,303	6,434
Total stock-based compensation expense	$32,423	$27,463

Capitalized software development costs excluded from stock-based compensation expense is $1.1 million for the three months ended March 31, 2021 and $848 thousand for the three months ended March 31, 2020.

16. Segment Information and Geographic Data

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

Revenues by geographical region:

	Three Months End March 31,
	2021	2020
	(in thousands)
Americas	$173,870	$131,139
Europe	83,370	52,671
Asia Pacific	24,125	15,158
Total	$281,365	$198,968
Percentage of revenues generated outside of the Americas	38%	34%

Revenue derived from customers outside the United States (international) was approximately 45% of total revenue in the three months ended March 31, 2021 and 42% of total revenue in the three months ended March 31, 2020.

Total long-lived assets by geographical region:

	As of March 31, 2021	As of December 31, 2020
	(in thousands)
Americas	$198,979	$206,789
Europe	148,715	159,338
Asia Pacific	10,752	10,889
Total long-lived assets	$358,446	$377,016
Percentage of long-lived assets held outside of the Americas	44%	45%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 16, 2021. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.

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

We focus on selling to mid-market business-to-business, or B2B, companies, which we define as companies that have between two and 2,000 employees.  While our CRM Platform was built to grow with any company, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving this market segment. These mid-market businesses seek an integrated, easy-to-implement and easy-to-use solution to reach customers and compete with organizations that have larger marketing, sales, and customer service budgets. We efficiently reach these businesses at scale through our proven inbound methodology, our Solutions Partners, and our “freemium” model. A Solutions Partner is a service provider that helps businesses with strategy, execution, and implementation of go-to-market activities and technology solutions. Our freemium model attracts customers who begin using our CRM Platform through our free products and then upgrade to our paid products. As of March 31, 2021, we had 4,551 full-time employees and 113,925 Total Customers of varying sizes in more than 120 countries, representing almost every industry.

We derive most of our revenue from subscriptions to our cloud-based CRM Platform and related professional services, which consist of customer on-boarding and training services. Subscription revenue accounted for 96% of our total revenue for both the three months ended March 31, 2021 and 2020. We sell multiple product plans at different base prices on a subscription basis, each of which includes our CRM and integrated applications to meet the needs of the various customers we serve. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We also generate additional revenue based on the purchase of additional subscriptions and products, and the number of account users and subdomains. Most of our customers’ subscriptions are one year or less in duration.

Subscriptions are billed in advance on various schedules. Because the mix of billing terms for orders can vary from period to period, the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. Accordingly, we do not believe that change in deferred revenue is an accurate indicator of future revenue.

Many of our customers purchase on-boarding and training services which are designed to help customers enhance their ability to attract, engage and delight their customers using our CRM Platform. Professional services and other revenue accounted for 4% of total revenue for both the three months ended March 31, 2021 and 2020. We expect professional services and other margins to range from a moderate loss to breakeven for the foreseeable future.

COVID-19 Update

In March 2020, the World Health Organization, or WHO, declared the outbreak of a disease caused by a novel strain of the coronavirus (“COVID-19”) to be a pandemic (the “pandemic”). This pandemic has had widespread, rapidly-evolving, and unpredictable impacts on global societies, economies, financial markets, and business practices.  Federal and state governments have implemented measures in an effort to contain the virus, including physical distancing, travel bans and restrictions, closure of non-essential businesses, quarantines, work-from-home directives, shelter-in-place orders, and limitations on public gatherings.  These measurements have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide.

Our focus remains on promoting employee health and safety, serving our customers, and ensuring business continuity. As we continue to reassess local restrictions across the globe and the administration of vaccine programs ramps up and cases decline, we are moving towards slowly re-opening some our offices on a staggered, region-to-region basis in accordance with local authority guidelines while ensuring that our return to work is thoughtful, prudent, and handled with an abundance of caution with the health of our employees being the top priority.

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

Results of Operations for the Three Months Ended March 31, 2021 and 2020

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

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Revenues:
Subscription	$270,263	$191,229
Professional services and other	11,102	7,739
Total revenue	281,365	198,968
Cost of revenues:
Subscription	43,853	29,734
Professional services and other	10,881	8,551
Total cost of revenues	54,734	38,285
Gross profit	226,631	160,683
Operating expenses:
Research and development	68,396	46,202
Sales and marketing	141,017	102,328
General and administrative	32,250	26,255
Total operating expenses	241,663	174,785
Loss from operations	(15,032)	(14,102)
Other expense:
Interest income	475	4,057
Interest expense	(9,399)	(5,953)
Other income (expense)	660	(1,052)
Total other expense	(8,264)	(2,948)
Loss before income tax expense	(23,296)	(17,050)
Income tax benefit (expense)	137	(666)
Net loss	$(23,159)	$(17,716)

	Three Months Ended March 31,
	2021	2020
Revenue:
Subscription	96%	96%
Professional services and other	4	4
Total revenue	100	100
Cost of revenue:
Subscription	16	15
Professional services and other	4	4
Total cost of revenue	19	19
Gross profit	81	81
Operating expenses:
Research and development	24	23
Sales and marketing	50	51
General and administrative	11	13
Total operating expenses	86	88
Loss from operations	(5)	(7)
Total other expense	(3)	(1)
Loss before income tax expense	(8)	(9)
Income tax benefit (expense)	0	(0)
Net loss	(8)%	(9)%

Percentages are based on actual values. Totals may not sum due to rounding.

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Revenue

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Revenues:
Subscription	$270,263	$191,229	$79,034	41%
Professional services and other	11,102	7,739	3,363	43%
Total revenue	$281,365	$198,968	$82,397	41%

Three month change

Subscription revenue increased during the three months ended March 31, 2021 compared to the same period in 2020 primarily due to the increase in Total Customers, which grew from 78,776 as of March 31, 2020 to 113,925 as of March 31, 2021.  Total Average Subscription Revenue per Customer decreased from $10,018 for the three months ended March 31, 2020 to $9,886 for the three months ended March 31, 2021. The growth in Total Customers was primarily driven by our increased sales representative capacity to meet market demand as well as an increase in demand primarily for our lower priced starter products and a moderate increase in demand for our Professional and Enterprise products. The decrease in average subscription revenue per customer was driven primarily by the volume of continued purchases of our lower priced starter products and that impact on our customer mix.

The 43% increase in professional services and other revenue resulted primarily from the increase in Total Customers and from the delivery of on-boarding and training services for the additional subscriptions sold, as well as additional advertising revenue generated from our acquisition of the Hustle, which is not expected to recur, and fees earned on revenue share arrangements with third parties.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Total cost of revenue	$54,734	$38,285	$16,449	43%
Gross profit	$226,631	$160,683	$65,948	41%
Gross margin percentage	81%	81%

Total cost of revenue for the three months ended March 31, 2021 increased compared to the same period in 2020 primarily due to an increase in subscription and hosting costs, employee-related costs, amortization of capitalized software development costs, allocated overhead expenses, offset by a decrease in amortization of acquired technology due to certain acquired technology reaching the end of its useful life during the third quarter of 2020. Gross margins remained consistent year-over-year.

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Subscription cost of revenue	$43,853	$29,734	$14,119	47%
Percentage of subscription revenue	16%	16%

The increase in subscription cost of revenue for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to the following:

Change
Three Months
(in thousands)
Subscription and hosting costs	$9,929
Employee-related costs	3,016
Amortization of capitalized software development costs	1,489
Allocated overhead expenses	346
Amortization of acquired technology	(661)
$14,119

Three month change

Subscription and hosting costs increased primarily due to growth in our Total Customer base from 78,776 as of March 31, 2020 to 113,925 as of March 31, 2021. Additionally, we saw higher subscription and hosting costs as we focus on the security, reliability and performance of our CRM Platform. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products and increased functionality. Allocated overhead expenses increased due to the expansion of our leased space and infrastructure as we continued to grow our business and expand headcount. Amortization of acquired technology decreased due to certain acquired technology reaching the end of its useful life during the third quarter of 2020.

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Professional services and other cost of revenue	$10,881	$8,551	$2,330	27%
Percentage of professional services and other revenue	98%	110%

The increase in professional services and other cost of revenue for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to the following:

Change
Three Months
(in thousands)
Employee-related costs and allocated overhead expenses	$2,330
$2,330

Three month change

Employee-related costs and allocated overhead expenses increased as a result of increased headcount as we continue to grow our professional services organization to support our customer growth.

Research and Development

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Research and development	$68,396	$46,202	$22,194	48%
Percentage of total revenue	24%	23%

The increase in research and development expense for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to the following:

Change
Three Months
(in thousands)
Employee-related costs	$17,175
Hosting expenses	3,120
Allocated overhead expenses	1,899
$22,194

Three month change

Employee-related costs increased as a result of increased headcount as we continue to grow our engineering organization to develop new products, increase functionality and to maintain our existing CRM Platform. Hosting expense increased due to incremental spend associated with product development infrastructure that is unrelated to the hosting of our CRM Platform for paying customers. Allocated overhead expense increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount.

 Sales and Marketing

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Sales and marketing	$141,017	$102,328	$38,689	38%
Percentage of total revenue	50%	51%

The increase in sales and marketing expense for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to the following:

Change
Three Months
(in thousands)
Employee-related costs	$21,337
Marketing programs	8,477
Solutions Partner commissions	4,375
Allocated overhead expenses	4,394
Amortization of acquired intangible asset	106
$38,689

Three month change

Employee-related costs increased as a result of increased headcount as we continue to expand our selling and marketing organizations to grow our customer base. Marketing programs increased due to the timing and size of certain marketing efforts as we continue to make investments in attracting new customers. Solutions Partner commissions increased as a result of increased revenue generated through our partners. Allocated overhead expenses increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount. Amortization of acquired intangible assets increased due to the amortization of customer relationships associated with our acquisition of the Hustle.

General and Administrative

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	$ Change	% Change
General and administrative	$32,250	$26,255	$5,995	23%
Percentage of total revenue	11%	13%

The increase in general and administrative expense for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to the following:

Change
Three Months
(in thousands)
Employee-related costs	$2,985
Allocated overhead expenses	1,641
Customer credit card fees	1,369
$5,995

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

Other expense

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Interest income	$475	$4,057	$(3,582)	(88)%
Percentage of total revenue	*	2%
Interest expense	$(9,399)	$(5,953)	$(3,446)	58%
Percentage of total revenue	(3)%	(3)%
Other income (expense)	$660	$(1,052)	$1,712	-163%
Percentage of total revenue	*	(1)%
*	not meaningful

Interest income primarily consists of interest earned on invested cash and cash equivalents balances and investments. The decrease during the three months ended March 31, 2021 is due to a decrease in yields on our investment balances.

Interest expense primarily consists of amortization of the debt discount and issuance costs and contractual interest expense related to our Notes, and the loss on early extinguishment of our 2022 Notes. The increase during the three months ended March 31, 2021 was primarily due to the $2.4 million loss on the early extinguishment of our 2022 Notes and amortization of the debt discount and issuance costs related to the 2025 Notes.

Other income (expense) primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities. The increase was primarily due to exchange rate fluctuations.

Income tax expense

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Income tax benefit (expense)	$137	$(666)	$803	(121)%
Effective tax rate	(1)%	4%

Income tax benefit (expense) consists of current and deferred taxes for U.S. and foreign income taxes. The increase in the income tax benefit in the three months ended March 31, 2021 was primarily due to a non-recurring income tax benefit relating to the release of a portion of the Company’s valuation allowance. The release was due to recording net deferred tax liabilities related to the Hustle acquisition, which are a source of income to support the realizability of the Company’s pre-existing U.S. deferred tax assets.

Liquidity and Capital Resources

Our principal sources of liquidity to date have been cash and cash equivalents, net accounts receivable, our common stock offerings, and our convertible notes offerings.

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents provided by operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities for the three months ended March 31, 2021 and 2020.

	Three Months ended March 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$397,498	$229,133
Working capital	885,986	785,368
Net cash and cash equivalents provided by operating activities	62,700	23,011
Net cash and cash equivalents used in investing activities	(17,646)	(72,881)
Net cash and cash equivalents (used in) provided by financing activities	(21,802)	5,883

Our cash and cash equivalents at March 31, 2021 were held for working capital purposes. At March 31, 2021, $100.0 million of our cash and cash equivalents was held in accounts outside the United States. As of December 31, 2018, we no longer assert indefinite reinvestment of our foreign earnings because these earnings have been subject to United States Federal tax.  While we have concluded that any incremental tax incurred upon ultimate distribution of these earnings to be immaterial, our current plans do not demonstrate a need to repatriate undistributed earnings to fund our U.S. operations.

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

Net cash and cash equivalents provided by operating activities during the three months ended March 31, 2021 primarily reflected our net loss of $23.2 million and the portion of the repayment of the 2022 Notes attributable to the debt discount of $9.8 million, offset by non-cash expenses that included $11.2 million of depreciation and amortization, $32.4 million in stock-based compensation, $0.5 million amortization of bond discounts, $6.5 million of amortization of debt discount and issuance costs, and $2.4 million of loss on early extinguishment of 2022 Notes. Working capital sources of cash and cash equivalents primarily included a $27.5 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $4.6 million increase in accounts payable related to timing of bill payments, a $10.4 million increase in right-of-use asset, a $16.5 million decrease in accounts receivable related to increased collection, and $2.7 million decrease in prepaid and other assets. These sources of cash and cash equivalents were offset by a $6.3 million increase in deferred commissions, a $9.3 million decrease in operating lease liabilities, and a $2.4 million decrease in accrued expenses and other liabilities.

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

Net Cash and Cash Equivalents Used in Investing Activities

Our investing activities have consisted primarily of purchases and maturities of investments, property and equipment purchases, an acquisition of a business, strategic investments, an equity method investment and capitalization of software development costs. Capitalized software development costs are related to new products or improvements to our existing software platform that expands the functionality for our customers.

Net cash and cash equivalents used in investing activities during the three months ended March 31, 2021 consisted primarily of $362.3 million purchases of investments, $4.0 million of purchased property and equipment, a $16.8 million business acquisition, $1.9 million of purchases of strategic investments, $2.3 million in an equity method investment and $7.3 million of capitalized software development costs. These uses of cash were offset by $376.9 million received related to the maturity of investments.

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

Net Cash and Cash Equivalents Provided by Financing Activities

Our financing activities have consisted primarily of the various components of our 2022 Notes repayment, the issuance of common stock under our stock plans, payments of employee taxes related to the net share settlement of stock-based awards, and repayments of our finance lease obligations.

For the three months ended March 31, 2021 cash used in financing activities consisted of $35.9 million used for repayment of the 2022 Notes attributable to the principal and $3.0 million used for payment of employee taxes related to the net share settlement of stock-based awards, offset by $0.7 million of proceeds from the settlement of the Convertible Note Hedges related to the 2022 Notes and $16.3 million of proceeds related to issuance of common stock under stock plans.

For the three months ended March 31, 2020, cash provided by financing activities consisted of $6.9 million of proceeds related to issuance of common stock under stock plans. This source of cash was offset by $0.9 million used for payment of employee taxes related to the net share settlement of stock-based awards.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2021 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Contractual Obligations and Commitments

As of March 31, 2021, there were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K filed with the SEC on February 16, 2021, other than those in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Recent Accounting Pronouncements in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of March 31, 2021, we are committed to contribute additional capital of $10.2 million to the Black Economic Development Fund (Note 5). There were no other material off-balance sheet arrangements exclusive of operating leases and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

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

Market Risk and Market Interest Risk

In May 2017, we issued $400.0 million aggregate principal amount of 0.25% convertible senior due June 1, 2022, of which $272.1 million was repurchased in June 2020 and $44.5 million was settled in cash in the first quarter of 2021. As of March 31, 2021, $81.4 million of principal remains outstanding on the 2022 Notes. Also in June 2020, we issued $460 million aggregate principal amount of convertible senior notes due June 1, 2025. The fair value of our convertible senior notes is subject to interest rate risk, market risk and other factors due to the convertible feature.  The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Generally, the fair values of 2022 Notes and the 2025 Notes (the “Notes”) will increase as interest rates fall and decrease as interest rates rise. Additionally, we carry the convertible senior notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

The table below provides a sensitivity analysis of hypothetical 10% changes of our stock price as of March 31, 2021 and the estimated impact on the fair value of the Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such event may have on the fair value of the Notes.

2022 Notes

Hypothetical change in HubSpot stock price	Fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$428,982	$41,549	11%
No change	$387,433	$—	—
10% decrease	$350,972	$(36,460)	(9)%

2025 Notes

Hypothetical change in HubSpot stock price	Fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$837,057	$78,582	10%
No change	$758,476	$—	—
10% decrease	$705,355	$(53,121)	(7)%

Item 4.	Controls and Procedures

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

Item 1A.RISK FACTORS

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

In December 2019, a novel coronavirus disease (“COVID-19”), was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic (the “pandemic”). The pandemic, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours.

Our operations have also been impacted by a range of external factors related to the pandemic that are not within our control. For example, many cities, counties, states, and even countries have imposed or may impose a wide range of restrictions on the physical movement of our employees, partners and customers to limit the spread of the pandemic, including physical distancing, travel bans and restrictions, closure of non-essential business, quarantines, work-from-home directives, shelter-in-place orders, and limitations on public gatherings. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide. In March 2020, we temporarily closed our global offices, including our corporate headquarters, suspended all company-related travel, and all HubSpot employees globally were required to work from home for several months during the height of the pandemic. We shifted our Solutions Partner events and INBOUND 2020 to virtual-only experiences and have cancelled other customer and industry events. Although we have begun to slowly re-open our offices on a staggered, region-by-region basis in accordance with local authority guidelines, we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. All of these changes may disrupt the way we operate our business. In addition, our management team has, and will likely continue, to spend significant time, attention and resources monitoring the COVID-19 pandemic and seeking to minimize the risk of the virus and manage its effects on our business and workforce. Given that the economic consequences of the pandemic have been exceptionally challenging for many of our customers and prospects, we have also implemented certain changes to our pricing structure, including reducing prices on our Starter Growth Suite, offering certain product functionality free of charge for a limited time, suspending marketing email send limits for a limited time, and offering a one-time six-month advance on commissions to certain of our Solutions Partners.

Moreover, the conditions caused by the pandemic may affect the rate of spending on software products and may adversely affect our customers’ ability or willingness to purchase our offerings; the timing of our current or prospective customers’ purchasing decisions; pricing discounts or extended payment terms; reductions in the amount or duration of customers’ subscription contracts; or increase customer attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance. If the pandemic has a substantial impact on the ability of our customers to purchase our offerings, our results of operations, and overall financial performance may be harmed.

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

Our head count and operations have grown substantially. For example, we had 4,551 full-time employees as of March 31, 2021, compared with 4,225 as of December 31, 2020 and we have opened 8 international offices since 2012. We also plan to open additional offices in the future. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. Furthermore, preservation of our corporate culture has been made more difficult as our work force has been working from home in connection with restrictions placed upon businesses due to the pandemic. A long-term continuation of these restrictions could, among other things, negatively impact employee morale and productivity. Any failure to preserve our culture could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively and execute on our business strategy. Furthermore, as our employees work remotely from geographic areas across the globe and more of our employees work remotely on a permanent basis due to the pandemic, we may need to reallocate our investment of resources and closely monitor a variety of local regulations and requirements, including local tax laws, and we may experience unpredictability in our expenses and employee work culture. If we experience any of these effects in connection with future growth, if our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, it could materially impair our ability to attract new customers, retain existing customers and expand their use of our platform, all of which would materially and adversely affect our business, financial condition and results of operations.

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

We have in the past acquired, and we may in the future acquire or invest in, businesses, products or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities, for example, the acquisition of PieSync in 2019 and the Hustle in 2021. We may not be able to fully realize the anticipated benefits of these or any future acquisitions. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

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

•

challenges inherent in efficiently managing an increased number of employees, including remote employees, over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;

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

To execute our business strategy, we must attract and retain highly qualified personnel. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing and managing cloud-based software, as well as for skilled information technology, marketing, sales and operations professionals, and we may not be successful in attracting and retaining the professionals we need. Also, inbound sales, marketing, services, and content management domain experts are very important to our success and are difficult to replace. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and difficulty in retaining highly skilled employees with appropriate qualifications. In particular, we have experienced a competitive hiring environment in the Greater Boston area, where we are headquartered and will continue to experience a competitive hiring environment as we recruit for remote talent worldwide. Many of the companies with which we compete for experienced personnel have greater resources than we do. In addition, in making employment decisions, particularly in the software industry, job candidates often consider the value of the stock options or other equity incentives they are to receive in connection with their employment. If the price of our stock declines, or experiences significant volatility, our ability to attract or retain key employees will be adversely affected. If we fail to attract new personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed.

Risks Related to Our Technical Operations Infrastructure and Dependence on Third Parties

Interruptions or delays in service from our third-party data center providers could impair our ability to deliver our platform to our customers, resulting in customer dissatisfaction, damage to our reputation, loss of customers, limited growth and reduction in revenue.

We currently serve the majority of our platform functions from third-party data center hosting facilities operated by Amazon Web Services located in northern Virginia and Google Cloud Platform located in Frankfurt, Germany. In addition, we serve ancillary functions for our customers from third-party data center hosting facilities operated by Rackspace located in Dallas, Texas, with a backup facility in Chicago, Illinois. Our operations depend, in part, on our third-party facility providers’ abilities to protect these facilities against damage or interruption from natural disasters, such as earthquakes and hurricanes, actual or threatened public health emergency (e.g., COVID-19), power or telecommunications failures, criminal acts and similar events. In the event that any of our third-party facilities arrangements is terminated, or if there is a lapse of service or damage to a facility, we could experience interruptions in our platform as well as delays and additional expenses in arranging new facilities and services.

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

Our internal computer systems and those of our current and any future strategic collaborators, vendors, and other contractors or consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, cybersecurity threats, terrorism, war and telecommunication and electrical failures. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. Because the techniques used by computer programmers who may attempt to penetrate and sabotage our network security or our website change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Additionally, during the ongoing pandemic, and potentially beyond as remote work and resource access expand, there is an increased risk that we may experience cybersecurity-related events such as COVID-19 themed phishing attacks, exploitation of any cybersecurity flaws that may exist, an increase in the number cybersecurity threats or attacks, and other security challenges as a result of most of our employees and our service providers continuing to work remotely from non-corporate managed networks.

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

Laws and regulations concerning privacy, data protection and information security are evolving, and changes to such laws and regulations could require us to change features of our platform or restrict our customers’ ability to collect and use email addresses, page viewing data and personal information, which may reduce demand for our platform. Our failure to comply with federal, state and international data privacy laws and regulations could harm our ability to successfully operate our business and pursue our business goals. For example, California recently enacted the California Consumer Privacy Act (the “CCPA”), that, among other things, require covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. The CCPA recently was amended and it is not yet fully clear how the CCPA will be enforced and how certain of its requirements will be interpreted. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

In addition, on March 2, 2021, Virginia enacted the Consumer Data Protection Act (the “CDPA”). The CDPA will become effective January 1, 2023. The CDPA will regulate how businesses (which the CDPA refers to as “controllers”) collect and share personal information. While the CDPA incorporates many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of controllers. The new law will impact how controllers collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.

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

State, local, and non-U.S. jurisdictions have differing rules and regulations governing sales, use, value added, Digital Services Tax, and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our CRM Platform in various jurisdictions is unclear. Further, these jurisdictions’ rules regarding tax nexus are complex and vary significantly. As a result, we could face the possibility of tax assessments and audits, and our liability for these taxes and associated penalties could exceed our original estimates. A successful assertion that we should be collecting additional sales, use, value added or other taxes in those jurisdictions where we have not historically done so and do not accrue for such taxes could result in substantial tax liabilities and related penalties for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results.

Changes in tax laws or regulations that are applied adversely to us or our customers could increase the costs of our CRM Platform and adversely impact our business.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future customers may elect not to continue or purchase our CRM Platform in the future. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our platform. Any or all of these events could adversely impact our business and financial performance. Furthermore, as our employees continue to work remotely from geographic locations across the United States and internationally due to the pandemic and other reasons, we may become subject to additional taxes and our compliance burdens with respect to the tax laws of additional jurisdictions may be increased.

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

We generated net losses of $21.6 million and $17.7 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $504.8 million. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to grow our marketing, sales, customer service, and content management operations, develop and enhance our CRM Platform, scale our data center infrastructure and services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

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

We incurred indebtedness in the aggregate principal amount of $400.0 million in connection with the issuance of our 0.25% convertible senior notes due June 1, 2022 (the “2022 Notes”). In June 2020, the Company exchanged approximately $272.1 million in aggregate principal amount of the 2022 Notes in privately-negotiated transactions for an aggregate of approximately $283.0 million in cash and 1.6 million shares of common stock. As of March 31, 2021, $81.4 million of principal remains outstanding on the 2022 Notes. In June 2020, concurrent with the partial repurchase of the 2022 Notes, we incurred indebtedness in the aggregate principal amount of $460.0 million in connection with the issuance of our 0.375% convertible senior notes due June 1, 2025 (the “2025 Notes”) and together with the 2022 Notes (the “Notes”). Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

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

Because the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended March 31, 2021 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending June 30, 2021. In the three months ended March 31, 2021, the Company settled 44.5 million of principal balance of the 2022 Notes in cash. As of April 30, 2021, the Company has received conversion notices for approximately $12.7XX million of the principal balance of the 2022 Notes, which will be settled in cash during the quarter ended June 30, 2021. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended March 31, 2021 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2025 Notes are convertible at the option of the holders thereof during the calendar quarter ending June 30, 2021. As of April 30, 2021, no holders have converted or indicated their intention to convert the 2025 Notes. Whether the Notes that remain outstanding will be convertible following the calendar quarter ending March 31, 2021 will depend on the continued satisfaction of this condition or another conversion condition in the future. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. The Notes are currently classified as long-term debt, except for $11.8 million classified as current as of March 31, 2021, for which the principal amount is expected to be cash-settled within the next fiscal quarter.

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

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share, our stock price has ranged from $25.79 to $547.47, through March 31, 2021. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Furthermore, investor perceptions of our company may suffer if deficiencies are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these requirements effectively or efficiently, it could harm our operations, financial reporting, or financial results and could result in an adverse opinion on our internal controls from our independent registered public accounting firm. In addition, as a result of the pandemic, most of our employees – including those critical to maintaining an effective system of disclosure controls and internal control over financial reporting – are working, and are expected to continue to work for the near term, in a remote environment and not in the office environment from which they have historically performed their duties. We have limited experience maintaining effective control systems with our employees working in remote environments, and risks that we have not contemplated may arise and result in our failure to maintain effective disclosure controls or internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults on Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed below are filed or incorporated by reference into this Report.

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Third Amended and Restated Bylaws of the Registrant (as currently in effect)

4.1(3)	Form of Common Stock certificate of the Registrant

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)
**	Filed herewith.

(1)	Incorporated by reference to Exhibit 3.1 to HubSpot, Inc.’s Annual Report on Form 10-K filed on February 24, 2016 and incorporated herein by reference.
(2)	Incorporated by reference to Exhibit 3.2 to HubSpot Inc.’s Quarterly Report on Form 10-Q filed on November 5, 2020.
(3)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (SEC File No. 333-198333) filed on September 26, 2014.

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

May 5, 2021