Form 10-Q
period 2021-06-30
HUBSPOT INC
filed 2021-08-04
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                       TO

COMMISSION FILE NUMBER 001-36680

HubSpot, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2632791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 First Street

Cambridge, Massachusetts 02141

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

There were 47,005,359 shares of the registrant’s Common Stock issued and outstanding as of July 30, 2021.

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

PART I — Financial Information

Item 1. Financial Statements

HubSpot, Inc.

Unaudited Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$338,336	$378,123
Short-term investments	875,395	873,073
Accounts receivable — net of allowance for doubtful accounts of $1,388 and $1,993 at June 30, 2021 and December 31, 2020, respectively	117,030	126,433
Deferred commission expense	52,941	44,576
Prepaid expenses and other current assets	42,626	34,716
Total current assets	1,426,328	1,456,921
Long-term investments	83,762	30,697
Property and equipment, net	97,885	101,123
Capitalized software development costs, net	33,513	24,943
Right-of-use assets	257,323	275,893
Deferred commission expense, net of current portion	35,211	28,296
Other assets	25,157	13,893
Intangible assets, net	11,644	10,282
Goodwill	47,789	31,318
Total assets	$2,018,612	$1,973,366
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,178	$13,540
Accrued compensation costs	51,986	44,054
Accrued expenses and other current liabilities	44,744	37,184
Convertible senior notes	64,762	7,837
Operating lease liabilities	31,410	30,020
Deferred revenue	358,830	312,866
Total current liabilities	563,910	445,501
Operating lease liabilities, net of current portion	259,696	279,664
Deferred revenue, net of current portion	3,403	3,636
Other long-term liabilities	12,056	10,811
Convertible senior notes	373,863	471,099
Total liabilities	1,212,928	1,210,711
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock	47	46
Additional paid-in capital	1,334,301	1,241,167
Accumulated other comprehensive loss	2,228	4,603
Accumulated deficit	(530,892)	(483,161)
Total stockholders’ equity	805,684	762,655
Total liabilities and stockholders’ equity	$2,018,612	$1,973,366

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Subscription	$300,423	$196,415	$570,686	$387,643
Professional services and other	10,365	7,193	21,467	14,932
Total revenue	310,788	203,608	592,153	402,575
Cost of revenues:
Subscription	51,134	30,400	94,986	60,135
Professional services and other	11,743	8,377	22,625	16,926
Total cost of revenues	62,877	38,777	117,611	77,061
Gross profit	247,911	164,831	474,542	325,514
Operating expenses:
Research and development	72,104	49,372	140,500	95,573
Sales and marketing	157,799	102,600	298,817	204,928
General and administrative	34,610	26,484	66,860	52,741
Total operating expenses	264,513	178,456	506,177	353,242
Loss from operations	(16,602)	(13,625)	(31,635)	(27,728)
Other expense:
Interest income	341	2,135	816	6,192
Interest expense	(7,179)	(16,809)	(16,578)	(22,761)
Other income (expense)	528	(91)	1,188	(1,143)
Total other expense	(6,310)	(14,765)	(14,574)	(17,712)
Loss before income tax expense	(22,912)	(28,390)	(46,209)	(45,440)
Income tax expense	(1,660)	(1,011)	(1,522)	(1,677)
Net loss	$(24,572)	$(29,401)	$(47,731)	$(47,117)
Net loss per share, basic and diluted	$(0.53)	$(0.67)	$(1.02)	$(1.08)
Weighted average common shares used in computing basic and diluted net loss per share:	46,777	44,130	46,603	43,703

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(24,572)	$(29,401)	$(47,731)	$(47,117)
Other comprehensive loss:
Foreign currency translation adjustment	534	1,159	(1,955)	82
Changes in unrealized (loss) gain on investments, net of income taxes of ($7) and ($43) for the three and six months ended June 30, 2021, and $0 and ($76) thousand for the three and six months ended June 30, 2020	(180)	132	(420)	715
Comprehensive loss	$(24,218)	$(28,110)	$(50,106)	$(46,320)

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended June 30,
	2021	2020
Operating Activities:
Net loss	$(47,731)	$(47,117)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities
Depreciation and amortization	21,736	17,683
Stock-based compensation	75,856	58,837
Loss on early extinguishment of 2022 Convertible Notes	3,088	10,493
Repayment of 2022 Convertible Notes attributable to the debt discount	(13,028)	(48,675)
Gain on strategic investments	(1,022)	—
Benefit from deferred income taxes	(1,120)	(422)
Amortization of debt discount and issuance costs	12,512	11,662
Amortization (accretion) of bond discount	1,670	(3,490)
Unrealized currency translation	280	184
Changes in assets and liabilities
Accounts receivable	8,944	5,930
Prepaid expenses and other assets	(7,694)	(20,420)
Deferred commission expense	(16,402)	(5,837)
Right-of-use assets	18,547	13,398
Accounts payable	(1,269)	1,837
Accrued expenses and other liabilities	15,533	444
Operating lease liabilities	(18,374)	(12,314)
Deferred revenue	49,365	7,128
Net cash and cash equivalents provided by (used in) operating activities	100,891	(10,679)
Investing Activities:
Purchases of investments	(654,063)	(967,028)
Maturities of investments	596,602	710,002
Sale of investments	—	10,932
Purchases of property and equipment	(10,746)	(19,897)
Acquisition of a business, net of cash acquired	(16,810)	—
Purchases of strategic investments	(6,202)	(1,000)
Equity method investment	(3,100)	—
Capitalization of software development costs	(16,421)	(10,163)
Net cash and cash equivalents used in investing activities	(110,740)	(277,154)
Financing Activities:
Proceeds from settlement of Convertible Note Hedges related to the 2022 Convertible Notes	725	362,492
Proceeds from issuance of 2025 Convertible Notes, net of issuance costs paid of $9.4 million	—	450,614
Payments for settlement of Warrants related to the 2022 Convertible Notes	—	(327,543)
Repayment of 2022 Convertible Notes attributable to the principal	(45,409)	(234,366)
Payments for Capped Call Options related to the 2025 Convertible Notes	—	(50,600)
Employee taxes paid related to the net share settlement of stock-based awards	(6,913)	(2,200)
Proceeds related to the issuance of common stock under stock plans	24,868	15,208
Repayments of finance lease obligations	—	(28)
Net cash and cash equivalents (used in) provided by financing activities	(26,729)	213,577
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,209)	(144)
Net increase in cash, cash equivalents and restricted cash	(39,787)	(74,400)
Cash, cash equivalents and restricted cash, beginning of period	381,152	278,515
Cash, cash equivalents and restricted cash, end of period	$341,365	$204,115
Supplemental cash flow disclosure:
Cash paid for interest	$948	$508
Cash paid for income taxes	$4,198	$1,646
Right-of-use assets obtained in exchange for operating lease liabilities	$3,767	$51,742
Non-cash investing and financing activities:
Issuance of common stock for repayment of 2022 Convertible Notes	$209,859	$330,497
Capital expenditures incurred but not yet paid	$219	$447
Asset retirement obligations	$71	$87
2025 Convertible Notes issuance costs incurred but not paid	$—	$490

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Notes to Unaudited Consolidated Financial Statements

1. Organization and Operations

HubSpot, Inc. (the “Company”) provides a cloud-based customer relationship management (“CRM”) Platform, that enables companies to attract, engage, and delight customers throughout the customer experience. The Company’s CRM Platform comprised of Marketing Hub, Sales Hub, Service Hub, content management system ("CMS") Hub and Operations Hub (released in April 2021) features integrated applications and tools that enable businesses to create a cohesive and adaptable customer experience.

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

In March 2020, the World Health Organization (“WHO”) declared the outbreak of a disease caused by a novel strain of the coronavirus (“COVID-19”) to be a global pandemic (the “pandemic”). The Company has assessed the impact of the pandemic, and while the broader implications of the pandemic on the results of operations and overall financial performance remain uncertain, the Company assessed the potential impact on the June 30, 2021 financial statements and determined there were no material adjustments necessary with respect to these consolidated financial statements.

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

Deferred Revenue and Deferred Commission Expense

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue. Deferred revenue during the six months ended June 30, 2021 increased by $45.7 million resulting from $356.5 million of additional invoicing and was offset by revenue recognized of $310.8 million during the same period. $180.7 million of revenue was recognized during the three months ended June 30, 2021 that was included in deferred revenue at the beginning of the period. $240.1 million of revenue was recognized during the six months ended June 30, 2020 that was included in deferred revenue at the beginning of the period. As of June 30, 2021, approximately $305.8 million of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year. The Company expects to recognize revenue on approximately 93% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

Additional contract liabilities of $1.9 million and $1.7 were included in accrued expenses and other current liabilities on the consolidated balance sheet as of June 30, 2021 and December 31, 2020.

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

Deferred commission expense during the three months ended June 30, 2021 increased by $10.3 million as a result of deferring incremental costs of obtaining a contract of $25.9 million and was offset by amortization of $15.6 million during the same period. Deferred commission expense during the six months ended June 30, 2021 increased by $15.3 million as a result of deferring incremental costs of obtaining a contract of $46.6 million and was offset by amortization of $31.3 million during the same period.

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

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(24,572)	$(29,401)	$(47,731)	$(47,117)
Weighted-average common shares outstanding — basic	46,777	44,130	46,603	43,703
Dilutive effect of share equivalents resulting from stock options, RSUs, ESPP, Warrants and the Conversion Options	—	—	—	—
Weighted-average common shares, outstanding — diluted	46,777	44,130	46,603	43,703
Net loss per share, basic and diluted	$(0.53)	$(0.67)	$(1.02)	$(1.08)

Since the Company incurred net losses for each of the periods presented, diluted net loss per share is the same as basic net loss per share. All of the Company’s outstanding stock options, RSUs, and shares issuable under the ESPP, as well as the Warrants and Conversion Options were excluded in the calculation of diluted net loss per share as the effect would be anti-dilutive.

The Company expects to settle the principal amount of the 2022 Notes and 2025 Notes (collectively, the “Notes”) (Note 9) in cash, and therefore, the Company uses the treasury stock method for calculating any potential dilutive effect of the Warrants and Conversion Options on diluted net income per share, if applicable.  As a result, only the amount by which the conversion cost of the Notes, if settled in shares, exceeds the aggregated principal amount of the Notes (the “Conversion Spread”) is considered in the diluted earnings per share computation. The Conversion Spread has a dilutive impact on net income per share when the average market price of the Company’s common stock for a given period of time exceeds the initial conversion price of $94.77 per share for the 2022 Notes and $282.52 for the 2025 Notes. The average stock price for the three months ended June 30, 2021 was $521.54 and for the six months ended June 30, 2021 was $481.12.

As the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended June 30, 2021 was equal to or greater than 130% of the conversion price of $94.77 on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ended June 30, 2021. In the second quarter of 2021, the Company settled $12.7 million of principal balance of the 2022 Notes in cash. As of July 30, 2021, the Company has received conversion notices for approximately $46.4 million of the principal balance of the 2022 Notes, which will be settled in cash during the quarter ended September 30, 2021. For disclosure purposes, the potentially dilutive effect of the Conversion Spread is calculated and included in the table below.

As the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended June 30, 2021 was equal to or greater than 130% of the conversion price of $282.52 on each applicable trading day, the 2025 Notes are convertible at the option of the holders thereof during the calendar quarter ended June 30, 2021. As of July 30, 2021, no holders have converted or indicated their intention to convert the 2025 Notes. For disclosure purposes, the potentially dilutive effect of the Conversion Spread is calculated and included in the table below.

The following table contains all potentially dilutive common stock equivalents.

	As of June 30,
	2021	2020
	(in thousands)
Options to purchase common shares	749	1,280
RSUs	1,462	1,865
Conversion Option of the 2022 Notes and Warrants	1,830	2,831
Conversion Option of the 2025 Notes	664	—
ESPP	8	—

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$166,818	$—	$—	$166,818
Commercial paper	—	201,194	—	201,194
Corporate bonds	—	213,190	—	213,190
U.S. Government agency securities	—	6,795	—	6,795
U.S. Treasury securities	—	537,978	—	537,978
Restricted cash:
Money market funds	—	3,029	—	3,029
Total	$166,818	$962,186	$—	$1,129,004

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$172,485	$—	$—	$172,485
Commercial paper	—	12,233	—	12,233
Corporate bonds	—	116,371	—	116,371
U.S. Treasury securities	—	774,772	—	774,772
Certificates of deposit		394	—	394
Restricted cash:
Money market funds	—	3,029	—	3,029
Total	$172,485	$906,799	$—	$1,079,284

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At June 30, 2021 and December 31, 2020, Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.

As of June 30, 2021, the fair value of the 2022 Notes was $421.3 million and the fair value of the 2025 Notes was $986.0 million. The fair value was determined based on the quoted price of the 2022 and 2025 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy.

For certain other financial instruments, including accounts receivable, accounts payable, and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

Restricted cash is comprised of money market funds related to landlord guarantees for leased facilities. These restricted cash balances have been excluded from our cash and cash equivalents balance on our consolidated balance sheets.

Strategic investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the statement of operations. The Company holds $14.0 million of strategic investments without readily determinable fair values at June 30, 2021 and $6.7 million of strategic investments without readily determinable fair values at December 31, 2020. These investments are included in other assets on the consolidated balance sheets. During the three months ended June 30, 2021, an acquisition of an entity in which the Company held a strategic investment was completed, which resulted in an observable price change. The Company adjusted the fair value of its investment and recognized a gain of $1.0 million reported in the consolidated statements of operations as other income. There were no other adjustments to the carrying value of the strategic investments resulting from impairments or observable price changes in the six months ended June 30, 2021.

The following tables summarize the composition of our short- and long-term investments at June 30, 2021 and December 31, 2020.

	June 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$201,194	$—	$—	$201,194
Corporate bonds	213,191	114	(115)	213,190
U.S. Government agency securities	6,803	—	(8)	6,795
U.S. Treasury securities	537,964	29	(15)	537,978
Total	$959,152	$143	$(138)	$959,157

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$12,233	$—	$—	$12,233
Corporate bonds	115,983	427	(39)	116,371
U.S. Treasury securities	774,667	105	—	774,772
Certificates of deposit	394	—	—	394
Total	$903,277	$532	$(39)	$903,770

For all of our securities for which the amortized cost basis was greater than the fair value at June 30, 2021, the Company has concluded that there is no plan to sell the security nor is it more likely than not that the Company would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, the Company considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

Contractual Maturities

The contractual maturities of short-term and long-term investments held at June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021		December 31, 2020
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
	(in thousands)		(in thousands)
Due within one year	$875,331	$875,395	$872,637	$873,073
Due after 1 year through 2 years	83,821	83,762	30,640	30,697
Total	$959,152	$959,157	$903,277	$903,770

5. Equity method investment

On March 9, 2021, the Company made a contribution of $2.3 million in cash in the Black Economic Development Fund (the “Fund”) managed by the Local Initiatives Support Corporation. In the three months ended June 30, 2021, the Company made an additional contribution of $0.8 million in cash for an aggregate of 5.0% ownership interest and income share in the Fund.

The Company has commitments to contribute additional capital of $9.4 million to the Fund over the next three years. Given the level of ownership interest in the Fund, which is a limited liability company, and the fact that the Fund maintains specific ownership accounts for investors, the Company accounts for this investment using the equity method of accounting. The Fund is included in other assets on the consolidated balance sheet.

The Company's share of the Fund’s net earnings and impairment charges on investments are reported in the consolidated statements of operations as other income (expense), net of tax. As of June 30, 2021, the carrying amount of the Company’s investment in the Fund was $3.0 million.  There was no material difference between the carrying value and the fair value of the underlying net assets of the Fund that would result in adjustments to the Company’s proportionate share of the Fund’s net earnings.

6. Restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows for the three months ended June 30, 2021 and 2020.

	June 30, 2021	June 30, 2020	December 31, 2020
	(in thousands)
Cash and cash equivalents	$338,336	$201,086	$378,123
Restricted cash, included in other assets	3,029	3,029	3,029
Total cash, cash equivalents, and restricted cash	$341,365	$204,115	$381,152

7. Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Computer equipment and purchased software	$15,940	$15,128
Employee related computer equipment	25,379	20,802
Furniture and fixtures	21,770	20,204
Leasehold improvements	96,369	89,850
Internal-use software	16,495	12,528
Construction in progress	420	10,014
Total property and equipment	176,373	168,526
Less accumulated depreciation	(78,488)	(67,403)
Property and equipment, net	$97,885	$101,123

Depreciation and amortization expense on property and equipment was $6.1 million for the three months ended June 30, 2021, $12.1 million for the six months ended June 30, 2021, $4.9 million for the three months ended June 30, 2020 and $9.6 million for the six months ended June 30, 2020.

8. Capitalized Software Development Costs

Capitalized software development costs, exclusive of those recorded within property and equipment, consisted of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Gross capitalized software development costs	$103,231	$85,630
Accumulated amortization	(69,718)	(60,687)
Capitalized software development costs, net	$33,513	$24,943

These capitalized software development costs are associated with software developed for customer purchase. Capitalized software development costs recorded within property and equipment are associated with software developed for Company use.

Amortization of capitalized software development costs, exclusive of costs recorded within property and equipment, was $5.3 million for the three months ended June 30, 2021, $10.2 million for the six months ended June 30, 2021, $3.7 million for three months ended June 30, 2020, and $7.1 million for the six months ended June 30, 2020.

9. Convertible Senior Notes

2025 Convertible Senior Notes and Capped Call Options

In June 2020, the Company issued $400 million aggregate principal amount of 0.375% convertible senior notes due June 1, 2025 (the “2025 Notes”) in a private offering and an additional $60 million aggregate principal amount of the 2025 Notes pursuant to the exercise in full of the over-allotment options of the initial purchasers. Each $1,000 of principal amount of the 2025 Notes will initially be convertible into 3.5396 shares of the Company’s common stock (the “Conversion Option of the 2025 Notes”), which is equivalent to an initial conversion price of approximately $282.52 per share, subject to adjustment upon the occurrence of certain specified events. On or after March 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2025 Notes at any time. The 2025 Notes will be convertible at the option of the holders prior to the close of business on the business day immediately preceding March 1, 2025 under certain circumstances as described in the indenture governing the 2025 Notes (the “Indenture”).  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The Company expects to settle the principal amount of the 2025 Notes in cash. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended June 30, 2021 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2025 Notes are convertible at the option of the holders thereof during the calendar quarter ending September 30, 2021. As of July 30, 2021, no holders have converted or indicated their intention to convert the 2025 Notes. The 2025 Notes are classified as long-term debt.

The net carrying amount of the liability component of the 2025 Notes is as follows:

	As of June 30, 2021	As of December 31, 2020
	(in thousands)
Principal	$460,000	$460,000
Unamortized debt discount	(79,864)	(88,756)
Unamortized issuance costs	(6,273)	(6,973)
Net carrying amount	$373,863	$364,271

The net carrying amount of the equity component of the 2025 Notes is as follows:

	As of June 30, 2021	As of December 31, 2020
	(in thousands)
Debt discount for conversion option	$98,730	$98,730
Issuance costs	(2,120)	(2,120)
Net carrying amount	$96,610	$96,610

Interest expense related to the 2025 Notes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Contractual interest expense	$431	$125	$862	$125
Amortization of debt discount	4,510	1,218	8,901	1,218
Amortization of issuance costs	354	96	699	96
Total interest expense	$5,295	$1,439	$10,462	$1,439

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

2022 Convertible Senior Notes, Convertible Note Hedge and Warrant

In May 2017, the Company issued $350 million aggregate principal amount of 0.25% convertible senior notes due June 1, 2022 in a private offering and an additional $50 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the initial purchasers (the “2022 Notes”). Each $1,000 principal amount of the 2022 Notes will initially be convertible into 10.5519 shares of the Company’s common stock (the “Conversion Option of the 2022 Notes”), which is equivalent to a conversion price of approximately $94.77 per share, under certain circumstances, subject to adjustment upon the occurrence of specified events. On or after February 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time. The 2022 Notes are convertible at the option of the holders prior to the close of business on the business day immediately preceding February 1, 2022 under certain circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The Company expects to settle the principal amount of the 2022 Notes in cash. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended June 30, 2021 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending September 30, 2021. In the second quarter of 2021, the Company settled $12.7 million of principal balance of the 2022 Notes in cash. The Company compared the consideration attributed to the fair value of the debt component with the carrying value of the debt component, which includes the proportionate amounts of unamortized debt discount and the remaining unamortized debt issuance costs and recorded a loss on early extinguishment of $0.7 million for the three months ended June 30, 2021 and $3.1 million for the six months ended June 30, 2021 within interest expense on the Company’s statements of operations. As of July 30, 2021, the Company has received conversion notices for approximately $46.4 million of the principal balance of the 2022 Notes, which will be settled in cash during the quarter ended September 30, 2021.

The 2022 Notes are classified as short-term debt and the equity component of the 2022 Notes is classified as additional paid-in capital. As of June 30, 2021, $68.7 million of principal remains outstanding on the 2022 Notes.

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

During the three months ended June 30, 2021, the Company exercised and net-share-settled a portion of the Convertible Note Hedges, corresponding to approximately $12.7 million in principal amount of 2022 Notes and received approximately 0.1 million shares of common stock and an immaterial cash payment. During the six months ended June 30, 2021, the Company exercised and net-share-settled a portion of the Convertible Note Hedges, corresponding to approximately $57.2 million in principal amount of 2022 Notes and received approximately 0.5 million shares of common stock and a $0.7 million cash payment. As of June 30, 2021, Convertible Note Hedges giving the Company the option to purchase approximately 0.9 million shares of the Company’s common stock and Warrants giving certain counterparties the option to acquire up to 1.3 million shares of the Company’s common stock remain outstanding.

The net carrying amount of the liability component of the 2022 Notes is as follows:

	As of June 30, 2021	As of December 31, 2020
	(in thousands)
Principal	$68,653	$125,839
Unamortized debt discount	(3,620)	(10,397)
Unamortized issuance costs	(271)	(777)
Net carrying amount	$64,762	$114,665

The net carrying amount of the equity component of the 2022 Notes is as follows:

	As of June 30, 2021	As of December 31, 2020
	(in thousands)
Debt discount for conversion option	$18,194	$33,349
Issuance costs	(490)	(898)
Net carrying amount	$17,704	$32,451

Interest expense related to the 2022 Notes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Contractual interest expense	$46	$212	$115	$462
Amortization of debt discount	1,074	4,323	2,709	9,629
Amortization of issuance costs	80	323	203	719
Total interest expense	$1,200	$4,858	$3,027	$10,810

10. Leases

The Company leases office facilities under non-cancelable operating leases that expire at various dates through May 2031. Certain operating leases contain optional termination dates, and the Company is not reasonably certain to extend its lease agreements beyond those dates.

During the six months ended June 30, 2021, the Company extended the lease term for a lease in Tokyo, Japan and amended the agreements for certain leased spaces in Dublin, Ireland. The Company recorded $3.5 million of right-of-use assets and lease liabilities associated with these amendments.

The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of operating lease payments. To determine the estimated incremental borrowing rate, the Company uses publicly available credit ratings for peer companies. The Company estimates the incremental borrowing rate using yields for maturities that are in line with the duration of the lease payments. The weighted average discount rate for operating leases as of June 30, 2021 is 5.1%.

Operating lease expense costs were $11.9 million for the three months ended June 30, 2021, $24.0 million for the six months ended June 30, 2021, $11.2 million for the three months ended June 30, 2020, and $20.9 million for the six months ended June 30, 2020.

The Company subleases some of its unused spaces to third parties. Operating sublease income generated under all operating lease agreements for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Operating sublease income	$1,247	$1,374	$2,506	$2,728

Cash payments related to operating lease liabilities were $14.0 million for the three months ended June 30, 2021, $26.1 million for the six months ended June 30, 2021, $11.3 million for the three months ended June 30, 2020, and $20.9 million for the six months ended June 30, 2020.

11. Commitments and Contingencies

Contractual Obligations

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through May 2031. Lease expense for non-cancelable operating leases with free rental periods or scheduled rent increases is recognized on a straight-line basis over the terms of the leases. Improvement reimbursements from landlords of $24.4 million are being amortized on a straight-line basis into lease expense over the terms of the leases.  Certain leases contain optional termination dates. The table below only includes payments up to the optional termination date. If the Company were to extend leases beyond the optional termination date, the future commitments would increase by approximately $87.9 million.

Included in the table below is an operating lease commitment for a lease that has not yet commenced of approximately $6.5 million for facilities with lease terms of approximately 7 years in Colombia.

Future minimum payments under all operating lease agreements as of June 30, 2021 are as follows:

Operating
(in thousands)
Remainder of 2021	$20,286
2022	51,445
2023	50,396
2024	49,217
2025	49,286
Thereafter	138,887
Total	$359,517

In July 2021, the Company entered into various agreements for office facilities in Cambridge, Massachusetts, to extend the lease term of certain facilities and to terminate the lease for certain facilities. As a result of these agreements, the Company will pay an aggregate of approximately $148 million in incremental rent over the lease term. In connection with the termination of the existing lease, during the third quarter of 2021, the Company will record a gain on lease extinguishment of approximately $4 million and an acceleration of furniture, fixture, and leasehold improvement depreciation expense of approximately $7 million.

As of June 30, 2021, there were no material changes in our vendor commitments under non-cancelable arrangements, as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2020 and related notes thereto contained in the Company’s Annual Report on Form 10-K, except as noted below.

During the six months ended June 30, 2021, the Company entered various vendor commitments with contractual obligations of approximately $5.3 million, payable over the two to three year term of the agreements.

Legal Contingencies

From time to time, the Company may become a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, and threatened claims, breach of contract claims, tax, and other matters. The Company currently has no material pending litigation.

12. Business Acquisition

On February 9, 2021, the Company acquired 100% of the equity interests of Hustle Con Media, Inc. (the “Hustle”), a media company that produces a newsletter, podcast, and premium research content for innovative professionals. The Hustle will enable the Company to better meet the needs of scaling companies by delivering educational, business and technology trend content in their preferred formats. The total cash purchase price for the acquisition was $17.2 million, net of cash acquired, which included a upward working capital adjustment of $0.4 million.

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

The Company applied an income approach to estimate the fair values of the intangible assets acquired. The primary intangible asset acquired in the business acquisition was customer relationships and the fair value of $2.4 million was determined based on the estimated present value of expected after-tax cash flows attributable to subscribers using an excess earnings method. The Company applied various estimates and assumptions with respect to forecasted revenue growth rates, the revenue attributable to the existing customers over time and the discount rate. The fair values assigned to the other tangible and identifiable intangible assets acquired and liabilities assumed as part of the business combination were based on management’s estimates and assumptions.

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

13. Changes in Stockholders’ Equity

The following tables summarize the changes in stockholders’ equity for the six months ended June 30, 2021 and 2020.

	Common Stock, $0.001 Par Value		Treasury Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	$	Shares	$	Capital	Income	Deficit	Total
Balances at December 31, 2020	46,115	$46	12	$—	$1,241,167	$4,603	$(483,161)	762,655
Issuance of common stock under stock plans, net of shares withheld for employee taxes	482	1	—	—	6,582	—	—	6,583
Stock-based compensation	—	—	—	—	32,947		—	32,947
Equity component of the 2022 Notes conversions	363	—	—	—	(2,307)	—	—	(2,307)
Settlement of Convertible Note Hedges	(364)	—	364	—	724	—	—	724
Cumulative translation adjustment	—	—	—	—	—	(2,489)	—	(2,489)
Unrealized loss on investments, net of income taxes of ($36)	—	—	—	—	—	(240)	—	(240)
Net loss	—	—	—	—	—	—	(23,159)	(23,159)
Balances at March 31, 2021	46,596	$47	376	$—	$1,279,113	$1,874	$(506,320)	$774,714
Issuance of common stock under stock plans, net of shares withheld for employee taxes	264	—	—	—	10,677	—	—	10,677
Equity component of the 2022 Notes conversions	108	—	—	—	(148)	—	—	(148)
Settlement of Convertible Note Hedges	(109)	—	109	—	—	—	—	—
Stock-based compensation	—	—	—	—	44,659	—	—	44,659
Cumulative translation adjustment	—	—	—	—	—	534	—	534
Unrealized loss on investments, net of income taxes of ($7)	—	—	—	—	—	(180)	—	(180)
Net loss	—	—	—	—	—	—	(24,572)	(24,572)
Balances at June 30, 2021	46,859	$47	485	$—	$1,334,301	$2,228	$(530,892)	$805,684

	Common Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	$	Capital	(Loss)	Deficit	Total
Balances at December 31, 2019	42,955	$44	$1,048,380	$(336)	$(398,130)	649,958
Issuance of common stock under stock plans, net of shares withheld for employee taxes	411	—	1,320	—	—	1,320
Stock-based compensation	—	—	27,905		—	27,905
Cumulative translation adjustment	—	—	—	(1,077)	—	(1,077)
Unrealized gain on investments, net of income taxes of $0	—	—	—	583	—	583
Net loss	—	—	—	—	(17,716)	(17,716)
Balances at March 31, 2020	43,366	$44	$1,077,605	$(830)	$(415,846)	$660,973
Issuance of common stock under stock plans, net of shares withheld for employee taxes	425	—	11,701	—	—	11,701
Equity component of 2025 Notes, net of issuance costs	—	—	96,610	—	—	96,610
Purchase of Capped Call Options	—	—	(50,600)	—	—	(50,600)
Equity component of the repayment of 2022 Notes	1,595	2	611	—	—	613
Stock-based compensation	—	—	31,864	—	—	31,864
Cumulative translation adjustment	—	—	—	1,159	—	1,159
Unrealized gain on investments, net of income taxes of ($76)	—	—	—	132	—	132
Net loss	—	—	—	—	(29,401)	(29,401)
Balances at June 30, 2020	45,386	$46	$1,167,791	$461	$(445,247)	$723,051

14. Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ equity, for the six months ended June 30, 2021.

	Cumulative Translation Adjustment	Unrealized Gain on Investments	Total
	(in thousands)
Beginning balance at January 1, 2021	4,180	423	4,603
Other comprehensive loss before reclassifications	(1,955)	(420)	(2,375)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Ending balance at June 30, 2021	2,225	3	2,228

15. Stock-Based Compensation Expense

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations:

	Three Months End June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Options	$1,572	$1,586	$3,166	$3,408
RSUs	39,692	28,490	68,432	52,793
Employee stock purchase plan	2,169	1,298	4,258	2,636
Total stock-based compensation expense	$43,433	$31,374	$75,856	$58,837

Effect of stock-based compensation expense on income by line item:

	Three Months End June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cost of revenue, subscription	$1,582	$1,075	$2,892	$1,974
Cost of revenue, professional services and other	826	628	1,523	1,234
Research and development	15,080	10,111	26,565	18,819
Sales and marketing	18,971	12,868	32,600	23,684
General and administrative	6,974	6,692	12,276	13,126
Total stock-based compensation expense	$43,433	$31,374	$75,856	$58,837

Capitalized software development costs excluded from stock-based compensation expense is $1.9 million for the three months ended June 30, 2021, $3.1 million for the six months ended June 30, 2021, $1.0 million for the three months ended June 30, 2020 and $1.8 million for the six months ended June 30, 2020.

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

Revenues by geographical region:

	Three Months End June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Americas	$190,728	$133,719	$364,599	$264,858
Europe	93,365	54,558	176,735	107,229
Asia Pacific	26,695	15,331	50,819	30,488
Total	$310,788	$203,608	$592,153	$402,575
Percentage of revenues generated outside of the Americas	39%	34%	38%	34%

Revenue derived from customers outside the United States (international) was approximately 46% of total revenue in the three and six months ended June and 42% of total revenue in the three and six months ended June 30, 2020.

Total long-lived assets by geographical region:

	As of June 30, 2021	As of December 31, 2020
	(in thousands)
Americas	$195,409	$206,789
Europe	150,072	159,338
Asia Pacific	9,727	10,889
Total long-lived assets	$355,208	$377,016
Percentage of long-lived assets held outside of the Americas	45%	45%

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

Company Overview

We provide a cloud-based customer relationship management (“CRM”) Platform. Our CRM Platform is comprised of Marketing Hub, Sales Hub, Service Hub, CMS Hub, and Operations Hub (released in April 2021) as well as other tools and integrations that enable companies to attract, engage, and delight customers throughout the customer experience.

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

We focus on selling to mid-market business-to-business, or B2B, companies, which we define as companies that have between two and 2,000 employees. While our CRM Platform was built to grow with any company, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving this market segment. These mid-market businesses seek an integrated, easy-to-implement and easy-to-use solution to reach customers and compete with organizations that have larger marketing, sales, and customer service budgets. We efficiently reach these businesses at scale through our proven inbound methodology, our Solutions Partners, and our “freemium” model. A Solutions Partner is a service provider that helps businesses with strategy, execution, and implementation of go-to-market activities and technology solutions. Our freemium model attracts customers who begin using our CRM Platform through our free products and then upgrade to our paid products. As of June 30, 2021, we had 4,981 full-time employees and 121,048 Total Customers of varying sizes in more than 120 countries, representing almost every industry.

We derive most of our revenue from subscriptions to our cloud-based CRM Platform and related professional services, which consist of customer on-boarding and training services. Subscription revenue accounted for 97% of our total revenue for the three months ended June 30, 2021, 96% of our total revenue for the six months ended June 30, 2021, and 96% of our total revenue for both the three and six months ended June 30, 2020. We sell multiple product plans at different base prices on a subscription basis, each of which includes our CRM and integrated applications to meet the needs of the various customers we serve. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We also generate additional revenue based on the purchase of additional subscriptions and products, and the number of account users and subdomains. Most of our customers’ subscriptions are one year or less in duration.

Subscriptions are billed in advance on various schedules. Because the mix of billing terms for orders can vary from period to period, the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. Accordingly, we do not believe that change in deferred revenue is an accurate indicator of future revenue.

Many of our customers purchase on-boarding and training services which are designed to help customers enhance their ability to attract, engage and delight their customers using our CRM Platform. Professional services and other revenue accounted for 3% of total revenue for the three months ended June 30, 2021, 4% of our total revenue for the six months ended June 30, 2021, and 4% of our total revenue for both the three and six months ended June 30, 2020. We expect professional services and other margins to range from a moderate loss to breakeven for the foreseeable future.

We have focused on rapidly growing our business and plan to continue to make investments to help us address some of the challenges facing us to support this growth, such as demand for our CRM Platform by existing and new customers, significant competition from other providers of marketing, sales, customer service, and content management software and related applications and rapid technological change in our industry.

We believe that the growth of our business is dependent on many factors, including our ability to expand our customer base, increase adoption of our CRM Platform within existing customers, develop new products and applications to extend the functionality of our CRM Platform and provide a high level of customer service. We expect to increase our investment in sales and marketing as we continue to expand our sales teams, increase our marketing activities and grow our international operations. We also expect to increase our investment in research and development as we continue to introduce new products and applications to extend the functionality of our CRM Platform. We also intend to invest in maintaining a high level of customer service and support which we consider critical for our continued success. We plan to continue investing in our data center infrastructure and services capabilities in order to support continued future customer growth. We also expect to continue to incur additional general and administrative expenses as a result of both our growth and the infrastructure required to be a public company. We expect to use our cash flow from operations and the proceeds from our convertible debt and prior stock offerings to fund these growth strategies and support our business and do not expect to be profitable in the near term.

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

Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Subscription	$300,423	$196,415	$570,686	$387,643
Professional services and other	10,365	7,193	21,467	14,932
Total revenue	310,788	203,608	592,153	402,575
Cost of revenues:
Subscription	51,134	30,400	94,986	60,135
Professional services and other	11,743	8,377	22,625	16,926
Total cost of revenues	62,877	38,777	117,611	77,061
Gross profit	247,911	164,831	474,542	325,514
Operating expenses:
Research and development	72,104	49,372	140,500	95,573
Sales and marketing	157,799	102,600	298,817	204,928
General and administrative	34,610	26,484	66,860	52,741
Total operating expenses	264,513	178,456	506,177	353,242
Loss from operations	(16,602)	(13,625)	(31,635)	(27,728)
Other expense:
Interest income	341	2,135	816	6,192
Interest expense	(7,179)	(16,809)	(16,578)	(22,761)
Other income (expense)	528	(91)	1,188	(1,143)
Total other expense	(6,310)	(14,765)	(14,574)	(17,712)
Loss before income tax expense	(22,912)	(28,390)	(46,209)	(45,440)
Income tax expense	(1,660)	(1,011)	(1,522)	(1,677)
Net loss	$(24,572)	$(29,401)	$(47,731)	$(47,117)
Net loss per share, basic and diluted	$(0.53)	$(0.67)	$(1.02)	$(1.08)
Weighted average common shares used in computing basic and diluted net loss per share:	46,777	44,130	46,603	43,703

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Subscription	97%	96%	96%	96%
Professional services and other	3	4	4	4
Total revenue	100	100	100	100
Cost of revenue:
Subscription	16	15	16	15
Professional services and other	4	4	4	4
Total cost of revenue	20	19	20	19
Gross profit	80	81	80	81
Operating expenses:
Research and development	23	24	24	24
Sales and marketing	51	50	50	51
General and administrative	11	13	11	13
Total operating expenses	85	88	85	88
Loss from operations	(5)	(7)	(5)	(7)
Total other expense	(2)	(7)	(2)	(4)
Loss before income tax expense	(7)	(14)	(8)	(11)
Income tax expense	(1)	(0)	(0)	(0)
Net loss	(8)%	(14)%	(8)%	(12)%

Percentages are based on actual values. Totals may not sum due to rounding.

Three and Six Months Ended June 30, 2021 Compared to the Three and Six Months Ended June 30, 2020

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenues:
Subscription	$300,423	$196,415	$104,008	53%	$570,686	$387,643	$183,043	47%
Professional services and other	10,365	7,193	3,172	44%	21,467	14,932	6,535	44%
Total revenue	$310,788	$203,608	$107,180	53%	$592,153	$402,575	$189,578	47%

Three month change

Subscription revenue increased during the three months ended June 30, 2021 compared to the same period in 2020 primarily due to the increase in Total Customers, which grew from 86,672 as of June 30, 2020 to 121,048 as of June 30, 2021. Total Average Subscription Revenue per Customer increased from $9,466 for the three months ended June 30, 2020 to $10,198 for the three months ended June 30, 2021. The growth in Total Customers was primarily driven by our increased sales representative capacity to meet market demand as well as an increase in demand primarily for our Professional and Enterprise products. The increase in average subscription revenue per customer was primarily driven by an increase in demand for our Professional and Enterprise products, product upgrades by existing customers and impact from customer mix.

Professional services and other revenue increased during the three months ended June 30, 2021 compared to the same period in 2020 resulted primarily from the increase in Total Customers and from the delivery of on-boarding and training services for the additional subscriptions sold, as well as fees earned on revenue share arrangements with third parties.

Six month change

Subscription revenue increased during the six months ended June 30, 2021 compared to the same period in 2020 primarily due to the increase in Total Customers, which grew from 86,672 as of June 30, 2020 to 121,048 as of June 30, 2021. Total Average Subscription Revenue per Customer increased from $9,651 for the six months ended June 30, 2020 to $10,111 for the six months ended June 30, 2021.The growth in Total Customers was primarily driven by our increased sales representative capacity to meet market demand as well as an increase in demand primarily for our Professional and Enterprise products. The increase in average subscription revenue per customer was primarily driven by an increase in demand for our Professional and Enterprise products, product upgrades by existing customers and impact from customer mix.

Professional services and other revenue increased during the six months ended June 30, 2021 compared to the same period in 2020 resulted primarily from the increase in Total Customers and from the delivery of on-boarding and training services for the additional subscriptions sold, as well as additional advertising revenue generated from our acquisition of the Hustle, which is not expected to recur, and fees earned on revenue share arrangements with third parties.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Total cost of revenue	$62,877	$38,777	$24,100	62%	$117,611	$77,061	$40,550	53%
Gross profit	$247,911	$164,831	$83,080	50%	$474,542	$325,514	$149,028	46%
Gross margin percentage	80%	81%			80%	81%

Total cost of revenue for the three and six months ended June 30, 2021 increased compared to the same period in 2020 primarily due to an increase in subscription and hosting costs, employee-related costs, amortization of capitalized software development costs, allocated overhead expenses, offset by a decrease in amortization of acquired technology due to certain acquired technology reaching the end of its useful life during the third quarter of 2020. Gross margins remained consistent year-over-year.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Subscription cost of revenue	$51,134	$30,400	$20,734	68%	$94,986	$60,135	$34,851	58%
Percentage of subscription revenue	17%	15%			17%	16%

The increase in subscription cost of revenue for the three and six months ended June 30, 2021 compared to the same period in 2020 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)	(in thousands)
Subscription and hosting costs	$15,015	$24,918
Employee-related costs	4,168	7,265
Amortization of capitalized software development costs	1,752	3,221
Allocated overhead expenses	441	732
Amortization of acquired technology	(642)	(1,285)
	$20,734	$34,851

Three month change

Subscription and hosting costs increased primarily due to growth in our Total Customer base from 86,672 as of June 30, 2020 to 121,048 as of June 30, 2021. Additionally, we saw higher subscription and hosting costs as we focus on the security, reliability and performance of our CRM Platform. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products and increased functionality. Allocated overhead expenses increased due to the expansion of our leased space and infrastructure as we continued to grow our business and expand headcount. Amortization of acquired technology decreased due to certain acquired technology reaching the end of its useful life during the third quarter of 2020.

Six month change

Subscription and hosting costs increased primarily due to growth in our Total Customer base from 86,672 as of June 30, 2020 to 121,048 as of June 30, 2021. Additionally, we saw higher subscription and hosting costs as we focus on the security, reliability and performance of our CRM Platform. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products and increased functionality. Allocated overhead expenses increased due to the expansion of our leased space and infrastructure as we continued to grow our business and expand headcount. Amortization of acquired technology decreased due to certain acquired technology reaching the end of its useful life during the third quarter of 2020.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Professional services and other cost of revenue	$11,743	$8,377	$3,366	40%	$22,625	$16,926	$5,699	34%
Percentage of professional services and other revenue	113%	116%			105%	113%

The increase in professional services and other cost of revenue for three and six months ended June 30, 2021 compared to the same period in 2020 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)	(in thousands)
Employee-related costs	$2,464	$4,550
Allocated overhead expenses	902	1,149
	$3,366	$5,699

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

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Research and development	$72,104	$49,372	$22,732	46%	$140,500	$95,573	$44,927	47%
Percentage of total revenue	23%	24%			24%	24%

The increase in research and development expense for the three and six months ended June 30, 2021 compared to the same period in 2020 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)	(in thousands)
Employee-related costs	$18,290	$35,728
Allocated overhead expenses	2,563	4,808
Hosting expenses	1,879	4,391
	$22,732	$44,927

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

 Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Sales and marketing	$157,799	$102,600	$55,199	54%	$298,817	$204,928	$93,889	46%
Percentage of total revenue	51%	50%			50%	51%

The increase in sales and marketing expense for the three and six months ended June 30, 2021 compared to the same period in 2020 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)	(in thousands)
Employee-related costs	$33,715	$55,431
Marketing programs	10,102	18,650
Solutions Partner commissions	7,042	11,371
Allocated overhead expenses	4,258	8,269
Amortization of acquired intangible asset	82	168
	$55,199	$93,889

Three month change

Employee-related costs increased as a result of increased headcount as we continue to expand our selling and marketing organizations to grow our customer base. Marketing programs increased due to the timing and size of certain marketing efforts as we continue to make investments in attracting new customers. Solutions Partner commissions increased as a result of increased revenue generated through our partners. Allocated overhead expenses increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount. Amortization of acquired intangible assets increased due to the amortization of customer relationships associated with our acquisition of the Hustle in the first quarter of 2021.

Six month change

Employee-related costs increased as a result of increased headcount as we continue to expand our selling and marketing organizations to grow our customer base. Marketing programs increased due to the timing and size of certain marketing efforts as we continue to make investments in attracting new customers. Solutions Partner commissions increased as a result of increased revenue generated through our partners. Allocated overhead expenses increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount. Amortization of acquired intangible assets increased due to the amortization of customer relationships associated with our acquisition of the Hustle in the first quarter of 2021.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
General and administrative	$34,610	$26,484	$8,126	31%	$66,860	$52,741	$14,119	27%
Percentage of total revenue	11%	13%			11%	13%

The increase in general and administrative expense for the three and six months ended June 30, 2021 compared to the same period in 2020 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)	(in thousands)
Employee-related costs	$5,042	$6,913
Allocated overhead expenses	1,251	3,984
Customer credit card fees	1,833	3,222
	$8,126	$14,119

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

Other expense

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Interest income	$341	$2,135	$(1,794)	(84)%	$816	$6,192	$(5,376)	(87)%
Percentage of total revenue	*	1%			0%	2%
Interest expense	$(7,179)	$(16,809)	$9,630	(57)%	$(16,578)	$(22,761)	$6,183	(27)%
Percentage of total revenue	(2)%	(8)%			(3)%	(6)%
Other income (expense)	$528	$(91)	$619	680%	$1,188	$(1,143)	$2,331	204%
Percentage of total revenue	*	*			*	*

* not meaningful

Interest income primarily consists of interest earned on invested cash and cash equivalents balances and investments. The decrease during the three and six months ended June 30, 2021 is due to a decrease in yields on our investment balances.

Interest expense primarily consists of amortization of the debt discount and issuance costs and contractual interest expense related to our Notes, and the loss on early extinguishment of our 2022 Notes. The decrease during the three and six months ended June 30, 2021 is primarily due to the loss on the early extinguishment of our 2022 Notes of $10.5 million recorded in the three and six months ended June 30, 2020, offset by the amortization of the debt discount and issuance costs related to the 2025 Notes.

Other income (expense) primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities, and any gains or losses on our strategic investments. The increase in other income during the three and six months ended June 30, 2021 were primarily due to exchange rate fluctuations and a gain recorded on our strategic investments (Note 4).

Income tax expense

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Income tax expense	$(1,660)	$(1,011)	$(649)	64%	$(1,522)	$(1,677)	$155	(9)%
Effective tax rate	7%	4%			3%	4%

Income tax expense consists of current and deferred taxes for U.S. and foreign income taxes. The increase in the income tax expense in the three months ended June 30, 2021 compared to the same period in 2020 was primarily driven by increased income in jurisdictions outside of the United States that are profitable from a tax perspective. The decrease in the six months ended June 30, 2021 compared to the same period in 2020 was primarily driven by a non-recurring income tax benefit relating to the release of a portion of the Company’s valuation allowance, offset by increased income in jurisdictions outside of the United States that are profitable from a tax perspective. The release was due to recording net deferred tax liabilities related to the Hustle acquisition, which are a source of income to support the realizability of the Company’s pre-existing U.S. deferred tax assets.

Liquidity and Capital Resources

Our principal sources of liquidity to date have been cash and cash equivalents, net accounts receivable, our common stock offerings, and our convertible notes offerings.

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents provided by operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities for the six months ended June 30, 2021 and 2020.

	Six Months ended June 30,
	2021	2020
	(in thousands)
Cash and cash equivalents	$338,336	$201,086
Working capital	862,418	962,873
Net cash and cash equivalents provided by (used in) operating activities	100,891	(10,679)
Net cash and cash equivalents used in investing activities	(110,740)	(277,154)
Net cash and cash equivalents (used in) provided by financing activities	(26,729)	213,577

Our cash and cash equivalents at June 30, 2021 were held for working capital purposes. At June 30, 2021, $113.0 million of our cash and cash equivalents was held in accounts outside the United States. As of December 31, 2018, we no longer assert indefinite reinvestment of our foreign earnings because these earnings have been subject to United States Federal tax.  While we have concluded that any incremental tax incurred upon ultimate distribution of these earnings to be immaterial, our current plans do not demonstrate a need to repatriate undistributed earnings to fund our U.S. operations.

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

Net cash and cash equivalents provided by operating activities during the six months ended June 30, 2021 primarily reflected our net loss of $47.7 million, the portion of the repayment of the 2022 Notes attributable to the debt discount of $13.0 million, benefit from deferred income taxes of $1.1 million, and a gain on strategic investments of $1.0 million, offset by non-cash expenses that included $21.7 million of depreciation and amortization, $75.9 million in stock-based compensation, $1.7 million amortization of bond discounts, $12.5 million of amortization of debt discount and issuance costs, and $3.1 million of loss on early extinguishment of 2022 Notes. Working capital sources of cash and cash equivalents primarily included a $49.4 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $8.9 million decrease in accounts receivable related to increased collection, a $18.5 million increase in right-of-use asset, and $15.5 million increase in accrued expenses and other liabilities. These sources of cash and cash equivalents were offset by a $1.3 million increase in accounts payable related to timing of bill payments, a $7.7 million increase in prepaid expenses and other assets, a $18.4 million decrease in operating lease liabilities, and a $16.4 million increase in deferred commissions.

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

Net Cash and Cash Equivalents Used in Investing Activities

Our investing activities have consisted primarily of purchases, maturities and sale of investments, property and equipment purchases, an acquisition of a business, purchases of strategic investments, an equity method investment and capitalization of software development costs. Capitalized software development costs are related to new products or improvements to our existing software platform that expands the functionality for our customers.

Net cash and cash equivalents used in investing activities during the six months ended June 30, 2021 consisted primarily of $654.1 million purchases of investments, $10.7 million of purchased property and equipment, a $16.8 million business acquisition, $6.2 million of purchases of strategic investments, $3.1 million in an equity method investment and $16.4 million of capitalized software development costs. These uses of cash were offset by $596.6 million received related to the maturity of investments.

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

Net Cash and Cash Equivalents Provided by Financing Activities

Our financing activities have consisted primarily of the various components of our 2022 Notes repayment, the various components of our 2025 Notes offering, the issuance of common stock under our stock plans, payments of employee taxes related to the net share settlement of stock-based awards, and repayments of our finance lease obligations.

For the six months ended June 30, 2021 cash used in financing activities consisted of $45.4 million used for repayment of the 2022 Notes attributable to the principal and $6.9 million used for payment of employee taxes related to the net share settlement of stock-based awards, offset by $0.7 million of proceeds from the settlement of the Convertible Note Hedges related to the 2022 Notes and $24.9 million of proceeds related to issuance of common stock under stock plans.

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2021 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Contractual Obligations and Commitments

As of June 30, 2021, there were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K filed with the SEC on February 16, 2021, other than those in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Recent Accounting Pronouncements in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of June 30, 2021, we are committed to contribute additional capital of $9.4 million to the Black Economic Development Fund (Note 5). There were no other material off-balance sheet arrangements exclusive of operating leases and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

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

Market Risk and Market Interest Risk

In May 2017, we issued $400.0 million aggregate principal amount of 0.25% convertible senior due June 1, 2022, of which $272.1 million was repurchased in June 2020 and $12.7 million was settled in cash in the second quarter of 2021. As of June 30, 2021, $68.7 million of principal remains outstanding on the 2022 Notes. Also in June 2020, we issued $460 million aggregate principal amount of convertible senior notes due June 1, 2025. The fair value of our convertible senior notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Generally, the fair values of 2022 Notes and the 2025 Notes (the “Notes”) will increase as interest rates fall and decrease as interest rates rise. Additionally, we carry the convertible senior notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

The table below provides a sensitivity analysis of hypothetical 10% changes of our stock price as of June 30, 2021 and the estimated impact on the fair value of the Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such event may have on the fair value of the Notes.

2022 Notes

Hypothetical change in HubSpot stock price	Fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$463,957	$42,638	10%
No change	$421,319	$—	—
10% decrease	$379,530	$(41,789)	(10)%

2025 Notes

Hypothetical change in HubSpot stock price	Fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$1,066,197	$80,210	8%
No change	$985,987	$—	—
10% decrease	$889,060	$(96,927)	(10)%

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

The COVID-19 pandemic and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours.

In response to the pandemic, we temporarily closed our global offices, including our corporate headquarters, suspended all company-related travel, and all HubSpot employees globally were required to work from home for several months during the height of the pandemic. We shifted our Solutions Partner events, INBOUND 2020 and INBOUND 2021 to virtual-only experiences and have cancelled other customer and industry events. Although we have begun to slowly re-open our offices on a staggered, region-by-region basis in accordance with local authority guidelines, we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. All of these changes may disrupt the way we operate our business. In addition, our management team has, and will likely continue, to spend significant time, attention and resources monitoring the COVID-19 pandemic and seeking to minimize the risk of the virus and manage its effects on our business and workforce.

Moreover, the conditions caused by the pandemic may affect the rate of spending on software products and may adversely affect our customers’ ability or willingness to purchase our offerings; the timing of our current or prospective customers’ purchasing decisions; pricing discounts or extended payment terms; reductions in the amount or duration of customers’ subscription contracts; or increase customer attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance. If the pandemic and its residual effects have a substantial impact on the ability of our customers to purchase our offerings, our results of operations, and overall financial performance may be harmed.

The duration and extent of the impact from the pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, future spikes of COVID-19 infections (including the spread of variants or mutant strains), the extent and effectiveness of containment actions, the disruption caused by such actions, and the impact of these and other factors on our employees, customers, partners and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

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

Our headcount and operations have grown substantially. For example, we had 4,981 full-time employees as of June 30, 2021, compared with 4,225 as of December 31, 2020 and we have opened 8 international offices since 2012. We also plan to open additional offices in the future. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. Furthermore, while we have begun to slowly re-open our offices on a staggered, region-by-region basis in accordance with local authority guidelines, preservation of our corporate culture has been made more difficult as our work force has been working from home in connection with restrictions placed upon businesses due to the pandemic. A long-term continuation of these restrictions could, among other things, negatively impact employee morale and productivity. Any failure to preserve our culture could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively and execute on our business strategy. Additionally, as our employees work remotely from geographic areas across the globe and more of our employees work remotely on a permanent basis due to the pandemic, and pursuant to our newly implemented hybrid workplace model (which provides our employees with the option to be fully remote, work full-time from one of our offices, or have the flexibility to work both in the office and remotely), we may need to reallocate our investment of resources and closely monitor a variety of local regulations and requirements, including local tax laws, and we may experience unpredictability in our expenses and employee work culture. If we experience any of these effects in connection with future growth, if our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, it could materially impair our ability to attract new customers, retain existing customers and expand their use of our platform, all of which would materially and adversely affect our business, financial condition and results of operations.

In addition, to manage the expected continued growth of our headcount, operations and geographic expansion, we will need to continue to expand our information technology infrastructure, operational, financial and management systems and procedures. Our anticipated additional headcount and capital investments will increase our costs, which will make it more difficult for us to address any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our growth, we will be unable to successfully execute our business plan, which could have a negative impact on our business, results of operations or financial condition.

Failure to effectively develop and expand our marketing, sales, customer service, and content management capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.

To increase Total Customers and achieve broader market acceptance of our CRM Platform, we will need to continue to expand our marketing, sales, customer service and content management operations, including our sales force and third-party channel partners. We will continue to dedicate significant resources to inbound sales and marketing programs. The effectiveness of our inbound sales and marketing and third-party channel partners has varied over time and may vary in the future and depends on our ability to maintain and improve our CRM Platform. All of these efforts will require us to invest significant financial and other resources. Our business will be seriously harmed if our efforts do not generate a correspondingly significant increase in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if our sales and marketing programs are not effective.

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

•
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

We believe that a critical component to our success has been our company culture, which is based on transparency and personal autonomy. We have invested substantial time and resources in building our team within this company culture. In the third quarter of 2020, we made the decision to permanently move to a hybrid workplace model, which means that as of January 1, 2021, our employees will have the option to be fully remote, work full-time from one of our offices, or have the flexibility to work both in the office and remotely. Furthermore, while we have begun to slowly re-open our offices on a staggered, region-by-region basis in accordance with local authority guidelines, preservation of our corporate culture has been made more difficult as our work force has been working from home in connection with restrictions placed upon businesses due to the pandemic. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. As we grow and continue to develop our company infrastructure, we may find it difficult to maintain these important aspects of our company culture and our business may be adversely impacted.

We rely on our management team and other key employees, and the loss of one or more key employees could harm our business.

Our success and future growth depend upon the continued services of our management team, including our co-founders, Brian Halligan and Dharmesh Shah, our chief executive officer, Yamini Rangan, and other key employees in the areas of research and development, marketing, sales, services, content management, and general and administrative functions. From time to time, there may be changes in our management team resulting from the hiring or departure of executives, which could disrupt our business. We also are dependent on the continued service of our existing software engineers and information technology personnel because of the complexity of our platform, technologies and infrastructure. We may terminate any employee’s employment at any time, with or without cause, and any employee may resign at any time, with or without cause. We do not have employment agreements with any of our key personnel. The loss of one or more of our key employees could harm our business.

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

Cyber-attacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing) are prevalent in our industry and our customers' industries. Our internal computer systems and those of our current and any future strategic collaborators, vendors, and other contractors or consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, cybersecurity threats, terrorism, war and telecommunication and electrical failures. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. The techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. Because the techniques used by computer programmers who may attempt to penetrate and sabotage our network security or our website change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Additionally, during the ongoing pandemic, and potentially beyond as remote work and resource access expand, there is an increased risk that we may experience cybersecurity-related events such as COVID-19 themed phishing attacks, exploitation of any cybersecurity flaws that may exist, an increase in the number cybersecurity threats or attacks, and other security challenges as a result of most of our employees and our service providers continuing to work remotely from non-corporate managed networks. We have previously been, and may in the future become, the target of cyber-attacks by third parties seeking unauthorized access to our or our customers' data or to disrupt our operations or ability to provide our services.

Additionally, it is also possible that unauthorized access to sensitive customer and business data may be obtained through inadequate use of security controls by our customers, suppliers or other vendors. While we are not currently aware of any impact that the SolarWinds supply chain attack had on our business, new information on the scope of the attack is continuing to emerge and there is a residual risk that we may experience a security breach arising from the SolarWinds supply chain attack or a similar attack in the future.

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

Also, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (“CPA”), into law. The CPA will become effective July 1, 2023. The CPA is rather similar to the Virginia’s CPDA but also contains additional requirements. The new measure applies to companies conducting business in Colorado or who produce or deliver commercial products or services intentionally targeted to its residents of the state that either: (1) control or process the personal data of at least 100,000 consumers during a calendar year; or (2) derive revenue or receive a discount on the price of goods or services from the sale of personal data and process or control the personal data of at least 25,000 consumers.

With the CPA, Colorado became the third state to enact a comprehensive privacy law but it is quite possible that other states will follow suit. The existence of comprehensive privacy laws in different states in the country will make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

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

On July 12, 2016, the European Commission adopted the EU-US Privacy Shield, a framework for the transfer of personal data from the European Union to the United States, as a successor to the Safe Harbor framework that was invalidated by the European Court of Justice in October 2015. We certified to the EU-US Privacy Shield. On July 16, 2020, the European Court of Justice invalidated the EU–US Privacy Shield ruling that it failed to offer adequate protections for European Union personal data transferred to the United States. The European Court of Justice, in the same decision, deemed that the Standard Contractual Clauses, or SCCs, approved by the European Commission for transfers of personal data between European Union controllers and non-European Union processors are valid, however the European Court of Justice deemed that transfers made pursuant to the SCCs need to be analyzed on a case-by-case basis to ensure the European Union’s standards of data protection are met. Our customer agreements include SCCs. However, as a result of this decision, companies may be required to adopt additional measures to accomplish transfers of personal data to the United States and other third countries in compliance with the GDPR, and there continue to be concerns about whether the SCCs will face additional challenges. Until the remaining legal uncertainties regarding how to legally continue these transfers are settled, we will continue to face uncertainty as to whether our customers will be permitted to transfer personal data to the United States for processing by us as part of our platform services. If such data transfer to the United States is not permitted, it could have a negative effect on our existing business and on our ability to attract and retain new customers. Our customers may view alternative data transfer mechanisms as being too costly, too burdensome, too legally uncertain or otherwise objectionable and therefore decide not to do business with us. For example, some of our customers or potential customers who do business in the European Union may require their vendors to host all personal data within the European Union and may decide to do business with one of our competitors who hosts personal data within the European Union instead of doing business with us.  In addition, on June 4, 2021, the European Commission issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR):  The new forms of standard contractual clauses will replace the standard contractual clauses that were adopted previously under the Data Protection Directive.  We will be required to transition to the new forms of standard contractual clauses and doing so will require significant effort and cost. The new standard contractual clauses may also impact our business as companies based in Europe may be reluctant to utilize the new clauses to legitimize transfers of personal information to third countries given the burdensome requirements of transfer impact assessments and the substantial obligations that the new standard contractual clauses impose upon exporters.

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

•
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

As a multinational organization, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, or challenges to our tax positions by tax authorities, any of which could have a material adverse effect on our liquidity, financial condition or operating results. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, or assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable nexus, often referred to as a “permanent establishment” under international tax treaties, any of which could have a material impact us, our financial condition or our results of our operations.

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

We generated net losses of $47.7 million and $47.1 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $530.9 million. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to grow our marketing, sales, customer service, and content management operations, develop and enhance our CRM Platform, scale our data center infrastructure and services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

From time to time, we may invest funds in social impact investment funds, and may receive no return on our investment or lose our entire investment.

From time to time, we may invest in social impact investment funds. For example, in December 2020, we committed $20 million to social impact investing. Our first allocation of those funds was a commitment to invest $12.5 million in the Black Economic Development Fund (“BEDF”) over the fall. On March 9, 2021, we made a contribution of $2.3 million in cash in the BEDF. On June 22, 2021, we made an additional contribution of $0.8 million in cash for an aggregate of 5.0% ownership interest and income share in the BEDF. The BEDF is managed by the Local Initiatives Support Corporation (“LISC”), which expects to make investments from the BEDF in the form of bank deposits, bridge financing, and other financing to Black-led businesses, financial institutions, and anchor institutions. There is no guarantee as to the performance of this investment or any similar investments we make in the future. Depending on the performance of this investment and future investments we may make, we may not receive any return on our investment or we may lose our entire investment, which could have an adverse effect on our business.

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
•
the effects of inflation or deflation in the economies in which we operate; and
•
general economic and political conditions in our domestic and international markets.

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

We incurred indebtedness in the aggregate principal amount of $400.0 million in connection with the issuance of our 0.25% convertible senior notes due June 1, 2022 (the “2022 Notes”). In June 2020, the Company exchanged approximately $272.1 million in aggregate principal amount of the 2022 Notes in privately-negotiated transactions for an aggregate of approximately $283.0 million in cash and 1.6 million shares of common stock. As of June 30, 2021, $68.7 million of principal remains outstanding on the 2022 Notes. In June 2020, concurrent with the partial repurchase of the 2022 Notes, we incurred indebtedness in the aggregate principal amount of $460.0 million in connection with the issuance of our 0.375% convertible senior notes due June 1, 2025 (the “2025 Notes”) and together with the 2022 Notes (the “Notes”). Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

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

Because the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended June 30, 2021 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending September 30, 2021. In the three months ended June 30, 2021, the Company settled $12.7 million of principal balance of the 2022 Notes in cash. As of July 30, 2021, the Company has received conversion notices for approximately $46.4 million of the principal balance of the 2022 Notes, which will be settled in cash during the quarter ended September 30, 2021. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended June 30, 2021 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2025 Notes are convertible at the option of the holders thereof during the calendar quarter ending September 30, 2021. As of July 30, 2021, no holders have converted or indicated their intention to convert the 2025 Notes. Whether the Notes that remain outstanding will be convertible following the calendar quarter ending June 30, 2021 will depend on the continued satisfaction of this condition or another conversion condition in the future. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share, our stock price has ranged from $25.79 to $605.73, through June 30, 2021. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the software industry may harm us. The United States and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, inflation and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. In particular, the economies of countries in Europe have been experiencing weakness associated with high sovereign debt levels, weakness in the banking sector, uncertainty over the future of the Euro zone and volatility in the value of the pound sterling and the Euro, including instability surrounding Brexit. We have operations, as well as current and potential new customers, throughout most of Europe. If economic conditions in Europe and other key markets for our platform continue to remain uncertain or deteriorate further, it could adversely affect our customers’ ability or willingness to subscribe to our platform, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, all of which could harm our operating results.

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

August 4, 2021