Form 10-Q
period 2021-09-30
HUBSPOT INC
filed 2021-11-03
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2021

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

There were 47,249,897 shares of the registrant’s Common Stock issued and outstanding as of October 29, 2021.

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

PART I — Financial Information

Item 1. Financial Statements

HubSpot, Inc.

Unaudited Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$288,334	$378,123
Short-term investments	882,340	873,073
Accounts receivable — net of allowance for doubtful accounts of $1,441 and $1,993 at September 30, 2021 and December 31, 2020, respectively	126,673	126,433
Deferred commission expense	57,475	44,576
Prepaid expenses and other current assets	56,242	34,716
Total current assets	1,411,064	1,456,921
Long-term investments	114,738	30,697
Property and equipment, net	94,727	101,123
Capitalized software development costs, net	37,982	24,943
Right-of-use assets	285,273	275,893
Deferred commission expense, net of current portion	37,642	28,296
Other assets	25,570	13,893
Intangible assets, net	11,075	10,282
Goodwill	47,404	31,318
Total assets	$2,065,475	$1,973,366
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,944	$13,540
Accrued compensation costs	64,319	44,054
Accrued expenses and other current liabilities	64,691	37,184
Convertible senior notes	21,269	7,837
Operating lease liabilities	25,216	30,020
Deferred revenue	372,381	312,866
Total current liabilities	549,820	445,501
Operating lease liabilities, net of current portion	289,536	279,664
Deferred revenue, net of current portion	3,498	3,636
Other long-term liabilities	11,833	10,811
Convertible senior notes	378,795	471,099
Total liabilities	1,233,482	1,210,711
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock	47	46
Additional paid-in capital	1,375,982	1,241,167
Accumulated other comprehensive loss	591	4,603
Accumulated deficit	(544,627)	(483,161)
Total stockholders’ equity	831,993	762,655
Total liabilities and stockholders’ equity	$2,065,475	$1,973,366

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Subscription	$328,975	$221,058	$899,661	$608,702
Professional services and other	10,220	7,327	31,688	22,259
Total revenue	339,195	228,385	931,349	630,961
Cost of revenues:
Subscription	57,547	33,181	152,533	93,316
Professional services and other	12,059	9,422	34,685	26,348
Total cost of revenues	69,606	42,603	187,218	119,664
Gross profit	269,589	185,782	744,131	511,297
Operating expenses:
Research and development	78,473	54,456	218,973	150,026
Sales and marketing	170,016	119,299	468,836	324,230
General and administrative	36,027	27,488	102,883	80,228
Total operating expenses	284,516	201,243	790,692	554,484
Loss from operations	(14,927)	(15,461)	(46,561)	(43,187)
Other expense:
Interest income	230	958	1,046	7,150
Interest expense	(7,798)	(7,062)	(24,376)	(29,823)
Other income (expense)	9,877	(7)	11,064	(1,152)
Total other income (expense)	2,309	(6,111)	(12,266)	(23,825)
Loss before income tax expense	(12,618)	(21,572)	(58,827)	(67,012)
Income tax expense	(1,117)	(926)	(2,639)	(2,603)
Net loss	$(13,735)	$(22,498)	$(61,466)	$(69,615)
Net loss per share, basic and diluted	$(0.29)	$(0.49)	$(1.31)	$(1.57)
Weighted average common shares used in computing basic and diluted net loss per share:	47,044	45,627	46,752	44,346

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(13,735)	$(22,498)	$(61,466)	$(69,615)
Other comprehensive loss:
Foreign currency translation adjustment	(1,600)	2,049	(3,555)	2,132
Changes in unrealized (loss) gain on investments, net of income taxes of ($1) and ($44) for the three and nine months ended September 30, 2021, and ($15) and ($91) for the three and nine months ended September 30, 2020	(37)	(279)	(457)	435
Comprehensive loss	$(15,372)	$(20,728)	$(65,478)	$(67,048)

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Operating Activities:
Net loss	(61,466)	$(69,615)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities, net of acquisitions
Depreciation and amortization	33,188	27,067
Stock-based compensation	120,847	90,022
Loss on early extinguishment of 2022 Convertible Notes	4,824	10,493
Repayment of 2022 Convertible Notes attributable to the debt discount	(24,457)	(48,675)
Gain on termination of operating leases	(4,276)	—
Loss on disposal of fixed assets	6,468	—
Gain on strategic investments	(11,739)	—
Benefit from deferred income taxes	(1,321)	(736)
Amortization of debt discount and issuance costs	18,115	18,188
Amortization (accretion) of bond discount	2,943	(3,716)
Unrealized currency translation	603	(121)
Changes in assets and liabilities
Accounts receivable	(2,249)	(380)
Prepaid expenses and other assets	(7,149)	(22,596)
Deferred commission expense	(24,371)	(11,351)
Right-of-use assets	26,948	22,582
Accounts payable	(11,951)	3,070
Accrued expenses and other liabilities	38,184	13,780
Operating lease liabilities	(26,422)	(21,516)
Deferred revenue	66,825	21,492
Net cash and cash equivalents provided by operating activities	143,544	27,988
Investing Activities:
Purchases of investments	(1,037,331)	(1,377,442)
Maturities of investments	940,776	1,013,270
Sale of investments	—	10,932
Purchases of property and equipment	(17,399)	(27,753)
Acquisition of a business, net of cash acquired	(16,810)	—
Purchases of strategic investments	(10,202)	(2,000)
Equity method investment	(3,100)	—
Capitalization of software development costs	(25,638)	(15,644)
Net cash and cash equivalents used in investing activities	(169,704)	(398,637)
Financing Activities:
Proceeds from settlement of Convertible Note Hedges related to the 2022 Convertible Notes	729	362,492
Proceeds from issuance of 2025 Convertible Notes, net of issuance costs paid of $9.9 million	—	450,123
Payments for settlement of Warrants related to the 2022 Convertible Notes	—	(327,543)
Repayment of 2022 Convertible Notes attributable to the principal	(80,428)	(234,366)
Payments for Capped Call Options related to the 2025 Convertible Notes	—	(50,600)
Employee taxes paid related to the net share settlement of stock-based awards	(11,728)	(4,637)
Proceeds related to the issuance of common stock under stock plans	34,124	22,256
Repayments of finance lease obligations	—	(28)
Net cash and cash equivalents (used in) provided by financing activities	(57,303)	217,697
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(6,326)	2,361
Net increase in cash, cash equivalents and restricted cash	(89,789)	(150,591)
Cash, cash equivalents and restricted cash, beginning of period	381,152	278,515
Cash, cash equivalents and restricted cash, end of period	$291,363	$127,924
Supplemental cash flow disclosure:
Cash paid for interest	$948	$508
Cash paid for income taxes	$5,340	$2,849
Right-of-use assets obtained in exchange for operating lease liabilities	$89,691	$65,013
Right-of-use asset reductions related to operating lease terminations	$(46,587)	$—
Non-cash investing and financing activities:
Issuance of common stock for repayment of 2022 Convertible Notes	$480,955	$330,497
Capital expenditures incurred but not yet paid	$3,683	$1,270
Asset retirement obligations	$71	$699

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Notes to Unaudited Consolidated Financial Statements

1. Organization and Operations

HubSpot, Inc. (the “Company”) provides a cloud-based customer relationship management (“CRM”) Platform, that enables companies to attract, engage, and delight customers throughout the customer experience. The Company’s CRM Platform comprised of Marketing Hub, Sales Hub, Service Hub, content management system ("CMS") Hub and Operations Hub features integrated applications and tools that enable businesses to create a cohesive and adaptable customer experience.

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

In March 2020, the World Health Organization (“WHO”) declared the outbreak of a disease caused by a novel strain of the coronavirus (“COVID-19”) to be a global pandemic (the “pandemic”). The Company has assessed the impact of the pandemic, and while the broader implications of the pandemic on the results of operations and overall financial performance remain uncertain, the Company assessed the potential impact on the September 30, 2021 financial statements and determined there were no material adjustments necessary with respect to these consolidated financial statements.

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

In August 2020, the FASB issued guidance simplifying the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being bifurcated from the host contract and separately recognized as compared with current GAAP. In addition, it eliminates the treasury stock method for calculating diluted earnings per share for convertible instruments and requires the use of the if-converted method. The new standard will be effective for the Company on January 1, 2022, with early adoption permitted. The Company will adopt the standard on January 1, 2022 and currently anticipates adopting the standard using the modified retrospective method, which would result in a cumulative effect adjustment as of the date of adoption. The Company has established a team that is continuing to assess the potential impacts of the standard on its consolidated financial statements and footnote disclosures. The Company currently believes the most significant changes will be related to the recognition of additional convertible senior notes on its consolidated balance sheet. The Company expects interest expense to decrease as it eliminates non-cash interest expense due to the discount created by the separation of the equity component. The Company will also need to assume share settlement of the entire convertible debt instrument under the if-converted method therefore increasing the potentially dilutive common stock equivalents. These changes are being evaluated to determine the potential impact to the financial statements and disclosures.

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

Deferred Revenue and Deferred Commission Expense

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue. Deferred revenue during the nine months ended September 30, 2021 increased by $59.4 million resulting from $398.6 million of additional invoicing and was offset by revenue recognized of $339.2 million during the same period. $198.9 million of revenue was recognized during the three months ended September 30, 2021 that was included in deferred revenue at the beginning of the period. $289.8 million of revenue was recognized during the nine months ended September 30, 2021 that was included in deferred revenue at the beginning of the period. As of September 30, 2021, approximately $329.7 million of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year. The Company expects to recognize revenue on approximately 93% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

Additional contract liabilities of $2.0 million and $1.7 were included in accrued expenses and other current liabilities on the consolidated balance sheet as of September 30, 2021 and December 31, 2020.

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

Deferred commission expense during the three months ended September 30, 2021 increased by $6.9 million as a result of deferring incremental costs of obtaining a contract of $24.3 million and was offset by amortization of $17.4 million during the same period. Deferred commission expense during the nine months ended September 30, 2021 increased by $22.2 million as a result of deferring incremental costs of obtaining a contract of $70.9 million and was offset by amortization of $48.7 million during the same period.

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

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(13,735)	$(22,498)	$(61,466)	$(69,615)
Weighted-average common shares outstanding — basic	47,044	45,627	46,752	44,346
Dilutive effect of share equivalents resulting from stock options, RSUs, ESPP, Warrants and the Conversion Options	—	—	—	—
Weighted-average common shares, outstanding — diluted	47,044	45,627	46,752	44,346
Net loss per share, basic and diluted	$(0.29)	$(0.49)	$(1.31)	$(1.57)

Since the Company incurred net losses for each of the periods presented, diluted net loss per share is the same as basic net loss per share. All of the Company’s outstanding stock options, RSUs, and shares issuable under the ESPP, as well as the Warrants and Conversion Options were excluded in the calculation of diluted net loss per share as the effect would be anti-dilutive.

The Company expects to settle the principal amount of the 2022 Notes and 2025 Notes (collectively, the “Notes”) (Note 9) in cash, and therefore, the Company uses the treasury stock method for calculating any potential dilutive effect of the Warrants and Conversion Options on diluted net income per share, if applicable. As a result, only the amount by which the conversion cost of the Notes, if settled in shares, exceeds the aggregated principal amount of the Notes (the “Conversion Spread”) is considered in the diluted earnings per share computation. The Conversion Spread has a dilutive impact on net income per share when the average market price of the Company’s common stock for a given period of time exceeds the initial conversion price of $94.77 per share for the 2022 Notes and $282.52 for the 2025 Notes. The average stock price for the three months ended September 30, 2021 was $644.26 and for the nine months ended September 30, 2021 was $536.66.

As the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended September 30, 2021 was equal to or greater than 130% of the conversion price of $94.77 on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ended December 31, 2021. In the third quarter of 2021, the Company settled $46.4 million of the principal balance of the 2022 Notes in cash. As of October 29, 2021, the Company has received conversion notices for approximately $2.8 million of the principal balance of the 2022 Notes, which will be settled in cash during the quarter ended December 31, 2021. For disclosure purposes, the potentially dilutive effect of the Conversion Spread is calculated and included in the table below.

As the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended September 30, 2021 was equal to or greater than 130% of the conversion price of $282.52 on each applicable trading day, the 2025 Notes are convertible at the option of the holders thereof during the calendar quarter ended December 31, 2021. As of October 29, 2021, the Company has not received any material conversion notices for the 2025 Notes. For disclosure purposes, the potentially dilutive effect of the Conversion Spread is calculated and included in the table below.

The following table contains all potentially dilutive common stock equivalents.

	As of September 30,
	2021	2020
	(in thousands)
Options to purchase common shares	717	1,170
RSUs	1,409	1,726
Conversion Option of the 2022 Notes and Warrants	1,721	1,614
Conversion Option of the 2025 Notes	747	—
ESPP	8	17

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at September 30, 2021 and December 31, 2020:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$76,199	$—	$—	$76,199
Commercial paper	—	129,480	—	129,480
Corporate bonds	—	240,608	—	240,608
U.S. Government agency securities	—	6,800	—	6,800
U.S. Treasury securities	—	663,189	—	663,189
Restricted cash:
Money market funds	—	3,029	—	3,029
Total	$76,199	$1,043,106	$—	$1,119,305

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$172,485	$—	$—	$172,485
Commercial paper	—	12,233	—	12,233
Corporate bonds	—	116,371	—	116,371
U.S. Treasury securities	—	774,772	—	774,772
Certificates of deposit		394	—	394
Restricted cash:
Money market funds	—	3,029	—	3,029
Total	$172,485	$906,799	$—	$1,079,284

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At September 30, 2021 and December 31, 2020, Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.

As of September 30, 2021, the fair value of the 2022 Notes was $158.3 million and the fair value of the 2025 Notes was $1.1 billion. The fair value was determined based on the quoted price of the 2022 and 2025 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy.

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

Strategic investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the statement of operations. The Company holds $15.3 million of strategic investments without readily determinable fair values at September 30, 2021 and $6.7 million of strategic investments without readily determinable fair values at December 31, 2020. These investments are included in prepaid and other current assets and other assets on the consolidated balance sheets. During the nine months ended September 30, 2021, two strategic investments had observable price changes and adjusted the fair value of these investments. The Company recognized a gain of $10.7 million in the three months ended September 30, 2021 and $11.7 million in the nine months ended September 30, 2021. The gains are reported in the consolidated statements of operations as other income. There were no other adjustments to the carrying value of the strategic investments resulting from impairments or observable price changes in the nine months ended September 30, 2021.

The following tables summarize the composition of our short- and long-term investments at September 30, 2021 and December 31, 2020.

	September 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	104,481	—	—	104,481
Corporate bonds	240,626	69	(87)	240,608
U.S. Government agency securities	6,803	—	(3)	6,800
U.S. Treasury securities	645,201	6	(18)	645,189
Total	997,111	75	(108)	997,078

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$12,233	$—	$—	$12,233
Corporate bonds	115,983	427	(39)	116,371
U.S. Treasury securities	774,667	105	—	774,772
Certificates of deposit	394	—	—	394
Total	$903,277	$532	$(39)	$903,770

For all of our securities for which the amortized cost basis was greater than the fair value at September 30, 2021, the Company has concluded that there is no plan to sell the security nor is it more likely than not that the Company would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, the Company considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

Contractual Maturities

The contractual maturities of short-term and long-term investments held at September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021		December 31, 2020
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
	(in thousands)		(in thousands)
Due within one year	$882,343	$882,340	$872,637	$873,073
Due after 1 year through 2 years	114,768	114,738	30,640	30,697
Total	$997,111	$997,078	$903,277	$903,770

5. Equity method investment

In the first nine months of 2021, the Company made contributions of $3.1 million in cash in the Black Economic Development Fund (the “Fund”) managed by the Local Initiatives Support Corporation for an aggregate of 5.0% ownership interest and income share in the Fund.

The Company has commitments to contribute additional capital of $9.4 million to the Fund over the next three years. Given the level of ownership interest in the Fund, which is a limited liability company, and the fact that the Fund maintains specific ownership accounts for investors, the Company accounts for this investment using the equity method of accounting. The Fund is included in other assets on the consolidated balance sheets and the Company's share of the Fund’s net earnings and impairment charges on investments are reported in the consolidated statements of operations as other income (expense), net of tax.

The Company's proportionate share of the Fund's net loss of $0.1 million for the three months ended September 30, 2021 and $0.2 million for the nine months ended September 30, 2021 was recorded as other expense, net of tax, in the consolidated statements of operations. As of September 30, 2021, the carrying amount of the Company’s investment in the Fund was $2.9 million.

6. Restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows for the three months ended September 30, 2021 and 2020.

	September 30, 2021	September 30, 2020	December 31, 2020
	(in thousands)
Cash and cash equivalents	$288,334	$124,895	$378,123
Restricted cash, included in other assets	3,029	3,029	3,029
Total cash, cash equivalents, and restricted cash	$291,363	$127,924	$381,152

7. Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Computer equipment and purchased software	$15,184	$15,128
Employee related computer equipment	28,267	20,802
Furniture and fixtures	20,217	20,204
Leasehold improvements	91,245	89,850
Internal-use software	18,678	12,528
Construction in progress	2,251	10,014
Total property and equipment	175,842	168,526
Less accumulated depreciation	(81,115)	(67,403)
Property and equipment, net	$94,727	$101,123

Depreciation and amortization expense on property and equipment was $5.9 million for the three months ended September 30, 2021, $17.9 million for the nine months ended September 30, 2021, $5.5 million for the three months ended September 30, 2020 and $15.1 million for the nine months ended September 30, 2020.

Refer to Note 10 regarding the disposal of certain property and equipment associated with a lease termination.

8. Capitalized Software Development Costs

Capitalized software development costs, exclusive of those recorded within property and equipment, consisted of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Gross capitalized software development costs	$113,559	$85,630
Accumulated amortization	(75,577)	(60,687)
Capitalized software development costs, net	$37,982	$24,943

These capitalized software development costs are associated with software developed for customer purchase. Capitalized software development costs recorded within property and equipment are associated with software developed for Company use.

Amortization of capitalized software development costs, exclusive of costs recorded within property and equipment, was $6.1 million for the three months ended September 30, 2021, $16.3 million for the nine months ended September 30, 2021, $4.1 million for three months ended September 30, 2020, and $11.3 million for the nine months ended September 30, 2020.

9. Convertible Senior Notes

2025 Convertible Senior Notes and Capped Call Options

In June 2020, the Company issued $400 million aggregate principal amount of 0.375% convertible senior notes due June 1, 2025 (the “2025 Notes”) in a private offering and an additional $60 million aggregate principal amount of the 2025 Notes pursuant to the exercise in full of the over-allotment options of the initial purchasers. Each $1,000 of principal amount of the 2025 Notes will initially be convertible into 3.5396 shares of the Company’s common stock (the “Conversion Option of the 2025 Notes”), which is equivalent to an initial conversion price of approximately $282.52 per share, subject to adjustment upon the occurrence of certain specified events. On or after March 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2025 Notes at any time. The 2025 Notes will be convertible at the option of the holders prior to the close of business on the business day immediately preceding March 1, 2025 under certain circumstances as described in the indenture governing the 2025 Notes (the “Indenture”). Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The Company expects to settle the principal amount of the 2025 Notes in cash. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended September 30, 2021 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2025 Notes are convertible at the option of the holders thereof during the calendar quarter ending December 31, 2021. As of October 29, 2021, the Company has not received any material conversion notices for the 2025 Notes.

The net carrying amount of the liability component of the 2025 Notes is as follows:

	As of September 30, 2021	As of December 31, 2020
	(in thousands)
Principal	$460,000	$460,000
Unamortized debt discount	(75,291)	(88,756)
Unamortized issuance costs	(5,914)	(6,973)
Net carrying amount	$378,795	$364,271

The net carrying amount of the equity component of the 2025 Notes is as follows:

	As of September 30, 2021	As of December 31, 2020
	(in thousands)
Debt discount for conversion option	$98,730	$98,730
Issuance costs	(2,120)	(2,120)
Net carrying amount	$96,610	$96,610

Interest expense related to the 2025 Notes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Contractual interest expense	$431	$431	$1,294	$556
Amortization of debt discount	4,573	4,320	13,474	5,538
Amortization of issuance costs	359	339	1,059	435
Total interest expense	$5,363	$5,090	$15,827	$6,529

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

2022 Convertible Senior Notes, Convertible Note Hedge and Warrant

In May 2017, the Company issued $350 million aggregate principal amount of 0.25% convertible senior notes due June 1, 2022 in a private offering and an additional $50 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the initial purchasers (the “2022 Notes”). Each $1,000 principal amount of the 2022 Notes will initially be convertible into 10.5519 shares of the Company’s common stock (the “Conversion Option of the 2022 Notes”), which is equivalent to a conversion price of approximately $94.77 per share, under certain circumstances, subject to adjustment upon the occurrence of specified events. On or after February 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time. The 2022 Notes are convertible at the option of the holders prior to the close of business on the business day immediately preceding February 1, 2022 under certain circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The Company expects to settle the principal amount of the 2022 Notes in cash. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended September 30, 2021 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending December 31, 2021. In the third quarter of 2021, the Company settled $46.4 million of principal balance of the 2022 Notes in cash. The Company compared the consideration attributed to the fair value of the debt component with the carrying value of the debt component, which includes the proportionate amounts of the unamortized debt discount and the remaining unamortized debt issuance costs and recorded a loss on early extinguishment of $1.7 million for the three months ended September 30, 2021 and $4.8 million for the nine months ended September 30, 2021 within interest expense on the Company’s statements of operations. As of October 29, 2021, the Company has received conversion notices for approximately $2.8 million of the principal balance of the 2022 Notes, which will be settled in cash during the quarter ended December 31, 2021.

The 2022 Notes are classified as short-term debt and the equity component of the 2022 Notes is classified as additional paid-in capital. As of September 30, 2021, $22.2 million of principal remains outstanding on the 2022 Notes.

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

During the three months ended September 30, 2021, the Company exercised and net-share-settled a portion of the Convertible Note Hedges, corresponding to approximately $46.4 million in principal amount of 2022 Notes and received approximately 0.4 million shares of common stock and an immaterial cash payment. During the nine months ended September 30, 2021, the Company exercised and net-share-settled a portion of the Convertible Note Hedges, corresponding to approximately $103.6 million in principal amount of 2022 Notes and received approximately 0.9 million shares of common stock and a $0.7 million cash payment. As of September 30, 2021, Convertible Note Hedges giving the Company the option to purchase approximately 0.2 million shares of the Company’s common stock and Warrants giving certain counterparties the option to acquire up to 1.3 million shares of the Company’s common stock remain outstanding.

The net carrying amount of the liability component of the 2022 Notes is as follows:

	As of September 30, 2021	As of December 31, 2020
	(in thousands)
Principal	$22,207	$125,839
Unamortized debt discount	(875)	(10,397)
Unamortized issuance costs	(63)	(777)
Net carrying amount	$21,269	$114,665

The net carrying amount of the equity component of the 2022 Notes is as follows:

	As of September 30, 2021	As of December 31, 2020
	(in thousands)
Debt discount for conversion option	$5,885	$33,349
Issuance costs	(158)	(898)
Net carrying amount	$5,727	$32,451

Interest expense related to the 2022 Notes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Contractual interest expense	$26	$80	$142	$534
Amortization of debt discount	623	1,737	3,333	11,366
Amortization of issuance costs	47	130	249	849
Total interest expense	$696	$1,947	$3,724	$12,749

10. Leases

The Company leases office facilities under non-cancelable operating leases that expire at various dates through May 2031. Certain operating leases contain optional termination dates, and the Company is not reasonably certain to extend its lease agreements beyond those dates.

During the nine months ended September 30, 2021, the lease term began, was amended, terminated, or extended for various leases of office spaces globally. The Company recorded a net $40.3 million of right-of-use assets and $38.4 million of lease liabilities for these leases during the period upon the lease commencement, amendment, termination, or extension.

The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of operating lease payments. To determine the estimated incremental borrowing rate, the Company uses publicly available credit ratings for peer companies. The Company estimates the incremental borrowing rate using yields for maturities that are in line with the duration of the lease payments. The weighted average discount rate for operating leases as of September 30, 2021 is 4.5%.

Operating lease expense costs were $12.7 million for the three months ended September 30, 2021, $36.7 million for the nine months ended September 30, 2021, $11.9 million for the three months ended September 30, 2020, and $32.6 million for the nine months ended September 30, 2020.

The Company subleases some of its unused spaces to third parties. Operating sublease income generated under all operating lease agreements for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Operating sublease income	$1,236	$1,112	$3,742	$3,840

Cash payments related to operating lease liabilities were $12.3 million for the three months ended September 30, 2021, $38.5 million for the nine months ended September 30, 2021, $11.6 million for the three months ended September 30, 2020, and $31.4 million for the nine months ended September 30, 2020.

In the three months ended September 30, 2021, the Company terminated a lease for certain office facilities in Cambridge, Massachusetts and recorded a gain of $4.3 million. In connection with the lease termination, the Company recorded a loss of $6.5 million for the disposal of fixed assets. The net loss of $2.2 million is reported in the consolidated statements of operations as operating expense.

11. Commitments and Contingencies

Contractual Obligations

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through May 2031. Lease expense for non-cancelable operating leases with free rental periods or scheduled rent increases is recognized on a straight-line basis over the terms of the leases. Improvement reimbursements from landlords of $24.2 million are recognized as a reduction of lease expense ratably over the terms of the leases. Certain leases contain optional termination dates. The table below only includes payments up to the optional termination date. If the Company were to extend leases beyond the optional termination date, the future commitments would increase by approximately $85.8 million.

Future minimum payments under all operating lease agreements as of September 30, 2021 are as follows:

Operating
(in thousands)
Remainder of 2021	$11,604
2022	43,745
2023	42,343
2024	41,062
2025	41,035
Thereafter	214,508
Total	$394,297

In October 2021, the Company entered into an agreement to add space and extend a lease in Australia for facilities with lease terms of approximately 5 years. The new lease commences on or near April 2022 and the Company will pay an aggregate of approximately $4.9 million in incremental rent over the lease term.

Future minimum payments under all non-cancelable arrangements as of September 30, 2021 and agreements entered into since then are as follows:

	Product related obligations	INBOUND event obligations
	(in thousands)
Remainder of 2021	$26,092	$-
2022	133,062	1,320
2023	150,404	973
2024	171,250	4
2025	195,000	4
Thereafter	407,500	—
Total	$1,083,308	$2,301

Legal Contingencies

From time to time, the Company may become a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, and threatened claims, breach of contract claims, tax, and other matters. The Company currently has no material pending litigation.

12. Business Acquisition

On February 9, 2021, the Company acquired 100% of the equity interests of Hustle Con Media, Inc. (the “Hustle”), a media company that produces a newsletter, podcast, and premium research content for innovative professionals. The Hustle will enable the Company to better meet the needs of scaling companies by delivering educational, business and technology trend content in their preferred formats. The total cash purchase price for the acquisition was $17.2 million, net of cash acquired, which included an upward working capital adjustment of $0.4 million.

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

13. Changes in Stockholders’ Equity

The following tables summarize the changes in stockholders’ equity for the nine months ended September 30, 2021 and 2020.

	Common Stock, $0.001 Par Value		Treasury Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	$	Shares	$	Capital	Income	Deficit	Total
Balances at December 31, 2020	46,115	$46	12	$—	$1,241,167	$4,603	$(483,161)	762,655
Issuance of common stock under stock plans, net of shares withheld for employee taxes	746	1	—	—	17,259	—	—	17,260
Stock-based compensation	—	—	—	—	77,606		—	77,606
Equity component of the 2022 Notes conversions	471	—	—	—	(2,455)	—	—	(2,455)
Settlement of Convertible Note Hedges	(473)	—	473	—	724	—	—	724
Cumulative translation adjustment	—	—	—	—	—	(1,955)	—	(1,955)
Unrealized loss on investments, net of income taxes of ($43)	—	—	—	—	—	(420)	—	(420)
Net loss	—	—	—	—	—	—	(47,731)	(47,731)
Balances at June 30, 2021	46,859	$47	485	$—	$1,334,301	$2,228	$(530,892)	$805,684
Issuance of common stock under stock plans	245	—	—	—	1,233	—	—	1,233
Restricted stock units taxes paid in cash	—	—	—	—	(4,814)	—	—	(4,814)
Equity component of the 2022 Notes conversions	412	1	—	—	(552)	—	—	(551)
Settlement of Convertible Note Hedges	(410)	(1)	410	(1)	3	—	—	2
Stock-based compensation	—	—	—	—	45,811	—	—	45,811
Cumulative translation adjustment	—	—	—	—	—	(1,600)	—	(1,600)
Unrealized loss on investments, net of income taxes of ($1)	—	—	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	—	—	(13,735)	(13,735)
Balances at September 30, 2021	47,106	$47	895	$(1)	$1,375,982	$591	$(544,627)	$831,993

	Common Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	$	Capital	(Loss)	Deficit	Total
Balances at December 31, 2019	42,955	$44	$1,048,380	$(336)	$(398,130)	649,958
Issuance of common stock under stock plans, net of shares withheld for employee taxes	836	—	13,021	—	—	13,021
Stock-based compensation	—	—	59,769		—	59,769
Equity component of the repayment of 2022 Notes	1,595	2	611		—	613
Equity component of 2025 Notes, net of issuance costs	—	—	96,610	—	—	96,610
Purchase of Capped Call Options	—	—	(50,600)	—	—	(50,600)
Cumulative translation adjustment	—	—	—	82	—	82
Unrealized gain on investments, net of income taxes of ($76)	—	—	—	715	—	715
Net loss	—	—	—	—	(47,117)	(47,117)
Balances at June 30, 2020	45,386	$46	$1,167,791	$461	$(445,247)	$723,051
Issuance of common stock under stock plans	315	—	1,469	—	—	1,469
Restricted stock units taxes paid in cash	—	—	(2,454)	—	—	(2,454)
Stock-based compensation	—	—	31,526	—	—	31,526
Cumulative translation adjustment	—	—	—	2,049	—	2,049
Unrealized loss on investments, net of income taxes of ($15)	—	—	—	(279)	—	(279)
Net loss	—	—	—	—	(22,498)	(22,498)
Balances at September 30, 2020	45,701	$46	$1,198,332	$2,231	$(467,745)	$732,864

14. Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ equity, for the nine months ended September 30, 2021.

	Cumulative Translation Adjustment	Unrealized Gain on Investments	Total
	(in thousands)
Beginning balance at January 1, 2021	4,180	423	4,603
Other comprehensive loss before reclassifications	(3,555)	(457)	(4,012)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Ending balance at September 30, 2021	625	(34)	591

15. Stock-Based Compensation Expense

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Options	$1,407	$1,576	$4,575	$4,983
RSUs	41,053	27,259	109,488	80,054
Employee stock purchase plan	2,528	2,351	6,784	4,985
Total stock-based compensation expense	$44,988	$31,186	$120,847	$90,022

Effect of stock-based compensation expense on income by line item:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cost of revenue, subscription	$1,660	$1,140	$4,556	$3,114
Cost of revenue, professional services and other	748	652	2,270	1,885
Research and development	18,449	10,244	45,014	29,063
Sales and marketing	17,302	13,300	49,902	36,984
General and administrative	6,829	5,850	19,105	18,976
Total stock-based compensation expense	$44,988	$31,186	$120,847	$90,022

Capitalized software development costs excluded from stock-based compensation expense is $1.6 million for the three months ended September 30, 2021, $4.7 million for the nine months ended September 30, 2021, $0.9 million for the three months ended September 30, 2020 and $2.7 million for the nine months ended September 30, 2020.

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

Revenues by geographical region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Americas	$207,244	$145,221	$571,842	$410,080
Europe	102,676	64,128	279,412	171,357
Asia Pacific	29,275	19,036	80,095	49,524
Total	$339,195	$228,385	$931,349	$630,961
Percentage of revenues generated outside of the Americas	39%	36%	39%	35%

Revenue derived from customers outside the United States (international) was approximately 46% of total revenue in the three and nine months ended September 30, 2021, 44% of total revenue in the three months ended September 30, 2020, and 42% for the nine months ended September 30, 2020.

Total long-lived assets by geographical region:

	As of September 30, 2021	As of December 31, 2020
	(in thousands)
Americas	$226,627	$206,789
Europe	144,565	159,338
Asia Pacific	8,808	10,889
Total long-lived assets	$380,000	$377,016
Percentage of long-lived assets held outside of the Americas	40%	45%

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

Company Overview

We provide a cloud-based customer relationship management (“CRM”) Platform. Our CRM Platform is comprised of Marketing Hub, Sales Hub, Service Hub, CMS Hub, and Operations Hub as well as other tools and integrations that enable companies to attract, engage, and delight customers throughout the customer experience.

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

We focus on selling to mid-market business-to-business, or B2B, companies, which we define as companies that have between two and 2,000 employees. While our CRM Platform was built to grow with any company, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving this market segment. These mid-market businesses seek an integrated, easy-to-implement and easy-to-use solution to reach customers and compete with organizations that have larger marketing, sales, and customer service budgets. We efficiently reach these businesses at scale through our proven inbound methodology, our Solutions Partners, and our “freemium” model. A Solutions Partner is a service provider that helps businesses with strategy, execution, and implementation of go-to-market activities and technology solutions. Our freemium model attracts customers who begin using our CRM Platform through our free products and then upgrade to our paid products. As of September 30, 2021, we had 5,496 full-time employees and 128,144 Total Customers of varying sizes in more than 120 countries, representing almost every industry.

We derive most of our revenue from subscriptions to our cloud-based CRM Platform and related professional services, which consist of customer on-boarding and training services. Subscription revenue accounted for 97% of our total revenue for both the three and nine months ended September 30, 2021, 97% of our total revenue for the three months ended September 30, 2020 and 96% of total revenue for the nine months ended September 30, 2020. We sell multiple product plans at different base prices on a subscription basis, each of which includes our CRM and integrated applications to meet the needs of the various customers we serve. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We also generate additional revenue based on the purchase of additional subscriptions and products, and the number of account users and subdomains. Most of our customers’ subscriptions are one year or less in duration.

Subscriptions are billed in advance on various schedules. Because the mix of billing terms for orders can vary from period to period, the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. Accordingly, we do not believe that change in deferred revenue is an accurate indicator of future revenue.

Many of our customers purchase on-boarding and training services which are designed to help customers enhance their ability to attract, engage and delight their customers using our CRM Platform. Professional services and other revenue accounted for 3% of total revenue for both the three and nine months ended September 30, 2021, 3% of our total revenue for the three months ended September 30, 2020 and 4% of our total revenue for the nine months ended September 30, 2020. We expect professional services and other margins to range from a moderate loss to breakeven for the foreseeable future.

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

COVID-19 Update

In March 2020, the World Health Organization, or WHO, declared the outbreak of a disease caused by a novel strain of the coronavirus (“COVID-19”) to be a pandemic (the “pandemic”). This pandemic has had widespread, rapidly-evolving, and unpredictable impacts on global societies, economies, financial markets, and business practices. Federal and state governments have implemented various measures in an effort to contain the virus, which have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide.

Our focus remains on promoting employee health and safety, serving our customers, complying with regulations, and ensuring business continuity. As we continue to reassess local regulations and restrictions across the globe and the administration of vaccine programs ramps up and cases decline, we are moving towards slowly re-opening some of our offices on a staggered, region-to-region basis in accordance with local authority guidelines while ensuring that our return to work is thoughtful, prudent, and handled with an abundance of caution with the health of our employees being the top priority.

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

Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Revenues:
Subscription	$328,975	$221,058	$899,661	$608,702
Professional services and other	10,220	7,327	31,688	22,259
Total revenue	339,195	228,385	931,349	630,961
Cost of revenues:
Subscription	57,547	33,181	152,533	93,316
Professional services and other	12,059	9,422	34,685	26,348
Total cost of revenues	69,606	42,603	187,218	119,664
Gross profit	269,589	185,782	744,131	511,297
Operating expenses:
Research and development	78,473	54,456	218,973	150,026
Sales and marketing	170,016	119,299	468,836	324,230
General and administrative	36,027	27,488	102,883	80,228
Total operating expenses	284,516	201,243	790,692	554,484
Loss from operations	(14,927)	(15,461)	(46,561)	(43,187)
Other expense:
Interest income	230	958	1,046	7,150
Interest expense	(7,798)	(7,062)	(24,376)	(29,823)
Other income (expense)	9,877	(7)	11,064	(1,152)
Total other income (expense)	2,309	(6,111)	(12,266)	(23,825)
Loss before income tax expense	(12,618)	(21,572)	(58,827)	(67,012)
Income tax expense	(1,117)	(926)	(2,639)	(2,603)
Net loss	$(13,735)	$(22,498)	$(61,466)	$(69,615)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Subscription	97%	97%	97%	96%
Professional services and other	3	3	3	4
Total revenue	100	100	100	100
Cost of revenue:
Subscription	17	15	16	15
Professional services and other	4	4	4	4
Total cost of revenue	21	19	20	19
Gross profit	79	81	80	81
Operating expenses:
Research and development	23	24	24	24
Sales and marketing	50	52	50	51
General and administrative	11	12	11	13
Total operating expenses	84	88	85	88
Loss from operations	(4)	(7)	(5)	(7)
Total other income (expense)	1	(3)	(1)	(4)
Loss before income tax expense	(4)	(9)	(6)	(11)
Income tax expense	(0)	(0)	(0)	(0)
Net loss	(4)%	(10)%	(7)%	(11)%

Percentages are based on actual values. Totals may not sum due to rounding.

Three and Nine Months Ended September 30, 2021 Compared to the Three and Nine Months Ended September 30, 2020

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenues:
Subscription	$328,975	$221,058	$107,917	49%	$899,661	$608,702	$290,959	48%
Professional services and other	10,220	7,327	2,893	39%	31,688	22,259	9,429	42%
Total revenue	$339,195	$228,385	$110,810	49%	$931,349	$630,961	$300,388	48%

Three month change

Subscription revenue increased during the three months ended September 30, 2021 compared to the same period in 2020 primarily due to the increase in Total Customers, which grew from 95,634 as of September 30, 2020 to 128,144 as of September 30, 2021. Total Average Subscription Revenue per Customer increased from $9,669 for the three months ended September 30, 2020 to $10,536 for the three months ended September 30, 2021. The growth in Total Customers was primarily driven by our increased sales representative capacity to meet market demand as well as an increase in demand primarily for our Professional and Enterprise products. The increase in average subscription revenue per customer was primarily driven by an increase in demand for our Professional and Enterprise products, product upgrades by existing customers and impact from customer mix.

Professional services and other revenue increased during the three months ended September 30, 2021 compared to the same period in 2020 resulted primarily from the increase in Total Customers and from the delivery of on-boarding and training services for the additional subscriptions sold, as well as fees earned on revenue share arrangements with third parties.

Nine month change

Subscription revenue increased during the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to the increase in Total Customers, which grew from 95,634 as of September 30, 2020 to 128,144 as of September 30, 2021. Total Average Subscription Revenue per Customer increased from $9,568 for the nine months ended September 30, 2020 to $10,305 for the nine months ended September 30, 2021. The growth in Total Customers was primarily driven by our increased sales representative capacity to meet market demand as well as an increase in demand primarily for our Professional and Enterprise products. The increase in average subscription revenue per customer was primarily driven by an increase in demand for our Professional and Enterprise products, product upgrades by existing customers and impact from customer mix.

Professional services and other revenue increased during the nine months ended September 30, 2021 compared to the same period in 2020 resulted primarily from the increase in Total Customers and from the delivery of on-boarding and training services for the additional subscriptions sold, as well as additional advertising revenue generated from our acquisition of the Hustle, which is not expected to recur, and fees earned on revenue share arrangements with third parties.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Total cost of revenue	$69,606	$42,603	$27,003	63%	$187,218	$119,664	$67,554	56%
Gross profit	$269,589	$185,782	$83,807	45%	$744,131	$511,297	$232,834	46%
Gross margin percentage	79%	81%			80%	81%

Total cost of revenue for the three and nine months ended September 30, 2021 increased compared to the same period in 2020 primarily due to an increase in subscription and hosting costs, employee-related costs, amortization of capitalized software development costs, allocated overhead expenses, offset by a decrease in amortization of acquired technology due to certain acquired technology reaching the end of its useful life during the third quarter of 2020. Gross margins remained consistent year-over-year.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Subscription cost of revenue	$57,547	$33,181	$24,366	73%	$152,533	$93,316	$59,217	63%
Percentage of subscription revenue	17%	15%			17%	15%

The increase in subscription cost of revenue for the three and nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Subscription and hosting costs	$18,109	$43,025
Employee-related costs	3,749	11,084
Amortization of capitalized software development costs	2,041	5,252
Allocated overhead expenses	675	1,349
Amortization of acquired technology	(208)	(1,493)
	$24,366	$59,217

Three month change

Subscription and hosting costs increased primarily due to growth in our Total Customer base from 95,634 as of September 30, 2020 to 128,144 as of September 30, 2021. We also saw higher subscription and hosting costs as we launched an additional data center and continued to focus on the security, reliability and performance of our CRM Platform. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products and increased functionality. Allocated overhead expenses increased due to the expansion of our leased space and infrastructure as we continued to grow our business and expand headcount. Amortization of acquired technology decreased due to certain acquired technology reaching the end of its useful life during the third quarter of 2020.

Nine month change

Subscription and hosting costs increased primarily due to growth in our Total Customer base from 95,634 as of September 30, 2020 to 128,144 as of September 30, 2021. We also saw higher subscription and hosting costs as we launched an additional data center and continued to focus on the security, reliability and performance of our CRM Platform. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products and increased functionality. Allocated overhead expenses increased due to the expansion of our leased space and infrastructure as we continued to grow our business and expand headcount. Amortization of acquired technology decreased due to certain acquired technology reaching the end of its useful life during the third quarter of 2020.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Professional services and other cost of revenue	$12,059	$9,422	$2,637	28%	$34,685	$26,348	$8,337	32%
Percentage of professional services and other revenue	118%	129%			109%	118%

The increase in professional services and other cost of revenue for three and nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Employee-related costs	$2,206	$6,769
Allocated overhead expenses	431	1,568
	$2,637	$8,337

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

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Research and development	$78,473	$54,456	$24,017	44%	$218,973	$150,026	$68,947	46%
Percentage of total revenue	23%	24%			24%	24%

The increase in research and development expense for the three and nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Employee-related costs	$21,843	$57,332
Allocated overhead expenses	1,942	6,992
Hosting expenses	232	4,623
	$24,017	$68,947

Three month change

Employee-related costs increased as a result of increased headcount as we continue to grow our engineering organization to develop new products, increase functionality and to maintain our existing CRM Platform. Allocated overhead expense increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount. Hosting expense increased slightly due to incremental spend associated with product development infrastructure that is unrelated to the hosting of our CRM Platform for paying customers. In July of 2021, we launched a new data center and ongoing expenses related to the hosting of our CRM Platform were moved to subscription cost of revenue.

Nine month change

Employee-related costs increased as a result of increased headcount as we continue to grow our engineering organization to develop new products, increase functionality and to maintain our existing CRM Platform. Allocated overhead expense increased due to expanding our leased space and infrastructure as we continue to grow our business and expand headcount. Hosting expense increased due to incremental spend associated with product development infrastructure that is unrelated to the hosting of our CRM Platform for paying customers. In July of 2021, we launched a new data center and ongoing expenses related to the hosting of our CRM Platform were moved to subscription cost of revenue.

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Sales and marketing	$170,016	$119,299	$50,717	43%	$468,836	$324,230	$144,606	45%
Percentage of total revenue	50%	52%			50%	51%

The increase in sales and marketing expense for the three and nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Employee-related costs	$33,126	$88,852
Marketing programs	4,695	23,381
Solutions Partner commissions	7,632	19,003
Allocated overhead expenses	5,192	13,130
Amortization of acquired intangible asset	72	240
	$50,717	$144,606

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

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
General and administrative	$36,027	$27,488	$8,539	31%	$102,883	$80,228	$22,655	28%
Percentage of total revenue	11%	12%			11%	13%

The increase in general and administrative expense for the three and nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Employee-related costs	$4,866	$11,083
Allocated overhead expenses	1,964	6,641
Customer credit card fees	1,709	4,931
	$8,539	$22,655

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

Other income (expense)

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Interest income	$230	$958	$(728)	(76)%	$1,046	$7,150	$(6,104)	(85)%
Percentage of total revenue	*	*			*	1%
Interest expense	$(7,798)	$(7,062)	$736	10%	$(24,376)	$(29,823)	$(5,447)	(18)%
Percentage of total revenue	(2)%	(3)%			(3)%	(5)%
Other income (expense)	$9,877	$(7)	$9,884	141200%	$11,064	$(1,152)	$12,216	1060%
Percentage of total revenue	(2)%	*			1%	*

* not meaningful

Interest income primarily consists of interest earned on invested cash and cash equivalents balances and investments. The decrease during the three and nine months ended September 30, 2021 is due to a decrease in yields on our investment balances.

Interest expense primarily consists of amortization of the debt discount and issuance costs and contractual interest expense related to our Notes, and the loss on early extinguishment of our 2022 Notes. The change in interest expense for the three and nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Amortization of the debt discount and issuance costs and contractual interest expense related to our Notes	$(995)	$223
Loss on early extinguishment of 2022 Convertible Notes	1,731	(5,670)
	$736	$(5,447)

Other income (expense) primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities, any gains or losses on our strategic investments, and net earnings and losses on our equity method investment. The change in other expense during the three and nine months ended September 30, 2021 is primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Foreign currency gains and losses	$(695)	$699
Gain on strategic investments (Note 4)	10,717	11,739
Loss on equity method investment (Note 5)	(138)	(222)
	$9,884	$12,216

Income tax expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Income tax expense	$(1,117)	$(926)	$(191)	21%	$(2,639)	$(2,603)	$(36)	1%
Effective tax rate	9%	4%			4%	4%

Income tax expense consists of current and deferred taxes for U.S. and foreign income taxes. The increase in the income tax expense in the three months ended September 30, 2021 compared to the same period in 2020 was primarily driven by increased income in jurisdictions outside of the United States that are profitable from a tax perspective. The increase in the nine months ended September 30, 2021 compared to the same period in 2020 was primarily driven by increased income in jurisdictions outside of the United States that are profitable from a tax perspective, offset by a non-recurring income tax benefit relating to the release of a portion of the Company’s valuation allowance. The release was due to recording net deferred tax liabilities related to the Hustle acquisition, which are a source of income to support the realizability of the Company’s pre-existing U.S. deferred tax assets.

Liquidity and Capital Resources

Our principal sources of liquidity to date have been cash and cash equivalents, net accounts receivable, our common stock offerings, and our convertible notes offerings.

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents provided by operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities for the nine months ended September 30, 2021 and 2020.

	Nine Months ended September 30,
	2021	2020
	(in thousands)
Cash and cash equivalents	$288,334	$124,895
Working capital	861,244	986,442
Net cash and cash equivalents provided by operating activities	143,544	27,988
Net cash and cash equivalents used in investing activities	(169,704)	(398,637)
Net cash and cash equivalents (used in) provided by financing activities	(57,303)	217,697

Our cash and cash equivalents at September 30, 2021 were held for working capital purposes. At September 30, 2021, $119.0 million of our cash and cash equivalents was held in accounts outside the United States. We do not assert indefinite reinvestment of our foreign earnings because these earnings have been subject to United States Federal tax. While we have concluded that any incremental tax incurred upon ultimate distribution of these earnings to be immaterial, our current plans do not demonstrate a need to repatriate undistributed earnings to fund our U.S. operations.

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

Net cash and cash equivalents provided by operating activities during the nine months ended September 30, 2021 primarily reflected our net loss of $61.5 million, the portion of the repayment of the 2022 Notes attributable to the debt discount of $24.5 million, benefit from deferred income taxes of $1.3 million, gain on termination of operating leases of $4.3 million, and gains on strategic investments of $11.7 million, offset by non-cash expenses that included $33.2 million of depreciation and amortization, $120.8 million in stock-based compensation, $2.9 million amortization of bond discounts, $18.1 million of amortization of debt discount and issuance costs, loss on disposal of fixed assets of $6.5 million, and $4.8 million of loss on early extinguishment of 2022 Notes. Working capital sources of cash and cash equivalents primarily included a $66.8 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $26.9 million increase in right-of-use asset, and $38.2 million increase in accrued expenses and other liabilities. These sources of cash and cash equivalents were offset by a $12.0 million increase in accounts payable related to timing of bill payments, a $7.1 million increase in prepaid expenses and other assets, a $26.4 million decrease in operating lease liabilities, a $24.4 million increase in deferred commissions, and a $2.2 million increase in accounts receivable as a result of increased billings to customers consistent with the overall growth of the business.

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

Net cash and cash equivalents used in investing activities during the nine months ended September 30, 2021 consisted primarily of $1.0 billion purchases of investments, $17.4 million of purchased property and equipment, a $16.8 million business acquisition, $10.2 million of purchases of strategic investments, $3.1 million in an equity method investment and $25.6 million of capitalized software development costs. These uses of cash were offset by $940.8 million received related to the maturity of investments.

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

For the nine months ended September 30, 2021 cash used in financing activities consisted of $80.4 million used for repayment of the 2022 Notes attributable to the principal and $11.7 million used for payment of employee taxes related to the net share settlement of stock-based awards, offset by $0.7 million of proceeds from the settlement of the Convertible Note Hedges related to the 2022 Notes and $34.1 million of proceeds related to issuance of common stock under stock plans.

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2021 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Certain of our leases contain optional termination dates. The table below only includes payments up to the optional termination date. The following table summarizes all significant contractual obligations as of September 30, 2021 and agreements entered into since then:

		Payments due in:
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating leases obligations	394,297	11,604	86,088	82,097	214,508
Vendor commitments	1,085,609	26,092	285,759	366,258	407,500
Total	$1,479,906	$37,696	$371,847	$448,355	$622,008

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Recent Accounting Pronouncements in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of September 30, 2021, we are committed to contribute additional capital of $9.4 million to the Black Economic Development Fund (Note 5). There were no other material off-balance sheet arrangements exclusive of operating leases and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

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

Market Risk and Market Interest Risk

In May 2017, we issued $400.0 million aggregate principal amount of 0.25% convertible senior due June 1, 2022, of which $272.1 million was repurchased in June 2020 and $46.4 million was settled in cash in the third quarter of 2021. As of September 30, 2021, $22.2 million of principal remains outstanding on the 2022 Notes. Also in June 2020, we issued $460 million aggregate principal amount of convertible senior notes due June 1, 2025. The fair value of our convertible senior notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Generally, the fair values of 2022 Notes and the 2025 Notes (the “Notes”) will increase as interest rates fall and decrease as interest rates rise. Additionally, we carry the convertible senior notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

The table below provides a sensitivity analysis of hypothetical 10% changes of our stock price as of September 30, 2021 and the estimated impact on the fair value of the Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such event may have on the fair value of the Notes.

2022 Notes

Hypothetical change in HubSpot stock price	Fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$173,870	$15,558	10%
No change	$158,312	$—	—
10% decrease	$142,185	$(16,127)	(10)%

2025 Notes

Hypothetical change in HubSpot stock price	Fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$1,225,813	$109,397	10%
No change	$1,116,415	$—	—
10% decrease	$1,012,363	$(104,052)	(9)%

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

The COVID-19 pandemic has had widespread, rapidly-evolving, and unpredictable impacts on global societies, economies, financial markets, and business practices. Federal and state governments have implemented various measures in an effort to contain the virus, which have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide.

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

Our headcount and operations have grown substantially. For example, we had 5,496 full-time employees as of September 30, 2021, compared with 4,225 as of December 31, 2020 and we have opened 8 international offices since 2012. We also plan to open additional offices in the future. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. Furthermore, while we have begun to slowly re-open our offices on a staggered, region-by-region basis in accordance with local authority guidelines, preservation of our corporate culture has been made more difficult as our work force has been working from home in connection with restrictions placed upon businesses due to the pandemic. A long-term continuation of these restrictions could, among other things, negatively impact employee morale and productivity. Any failure to preserve our culture could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively and execute on our business strategy. Additionally, as our employees work remotely from geographic areas across the globe and more of our employees work remotely on a permanent basis due to the pandemic, and pursuant to our newly implemented hybrid workplace model (which provides our employees with the option to be fully remote, work full-time from one of our offices, or have the flexibility to work both in the office and remotely), we may need to reallocate our investment of resources and closely monitor a variety of local regulations and requirements, including local tax laws, and we may experience unpredictability in our expenses and employee work culture. If we experience any of these effects in connection with future growth, if our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, it could materially impair our ability to attract new customers, retain existing customers and expand their use of our platform, all of which would materially and adversely affect our business, financial condition and results of operations.

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

We currently serve the majority of our platform functions from third-party data center hosting facilities operated by Amazon Web Services located in northern Virginia and Frankfurt, Germany and Google Cloud Platform located in Frankfurt, Germany. In addition, we serve ancillary functions for our customers from third-party data center hosting facilities operated by Rackspace located in Dallas, Texas, with a backup facility in Chicago, Illinois. Our operations depend, in part, on our third-party facility providers’ abilities to protect these facilities against damage or interruption from natural disasters, such as earthquakes and hurricanes, actual or threatened public health emergency (e.g., COVID-19), power or telecommunications failures, criminal acts and similar events. In the event that any of our third-party facilities arrangements is terminated, or if there is a lapse of service or damage to a facility, we could experience interruptions in our platform as well as delays and additional expenses in arranging new facilities and services.

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

A significant portion of our operating cost is from our third-party data hosting and transmission services, including Amazon Web Services (“AWS”), which hosts the substantial majority of our products and platform. If the costs for such services increase due to vendor consolidation, regulation, contract renegotiation, or otherwise, we may not be able to increase the fees for our CRM Platform or services to cover the changes, which could have a negative impact on our operating results.

Additionally, our customers need to be able to access our platform at any time, without interruption or degradation of performance. AWS runs its own platform that we access, and we are, therefore, vulnerable to service interruptions at AWS. We have experienced, and expect that in the future we may experience interruptions, delays and outages in service and availability due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. In some instances, including because we do not control AWS, we may not be able to identify the cause or causes of these problems within a period of time acceptable to our customers. Additionally, as our business continues to grow, to the extent that we do not effectively address capacity constraints, either through AWS or alternative providers of cloud infrastructure, our results of operations may be adversely affected. In addition, any changes in service levels from AWS may adversely affect our ability to meet our customers’ requirements, result in negative publicity which could harm our reputation and brand and may adversely affect the usage of our platform.

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

Our operations involve the storage and transmission of data of our customers and their customers, including personally identifiable information. Our storage is typically the sole source of record for portions of our customers’ businesses and end user data, such as initial contact information and online interactions. Security incidents could result in unauthorized access to, loss of or unauthorized disclosure of this information, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales and harm our customers and our business. Cyber-attacks and other malicious Internet-based activity continue to increase generally, and cloud-based platform providers of marketing services have been targeted. If our security measures, or those of AWS or our other service providers, are compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business may be harmed and we could incur significant liability. Additionally, if third parties with whom we work, such as vendors or developers, violate applicable laws, our security policies or our acceptable use policy, such violations may also put our customers’ information at risk and could in turn have an adverse effect on our business. In addition, if the security measures of our customers or our service providers, such as AWS, are compromised, even without any actual compromise of our own systems, we may face negative publicity or reputational harm if our customers or anyone else incorrectly attributes the blame for such security breaches to us or our systems. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to our customers’ data. Additionally, we provide extensive access to our database, which stores our customer data, to our development team to facilitate our rapid pace of product development. If such access or our own operations cause the loss, damage or destruction of our customers’ business data, their sales, lead generation, support and other business operations may be permanently harmed. As a result, our customers may bring claims against us for lost profits and other damages.

Cyber-attacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing) are prevalent in our industry, the industries of certain of our service providers (including AWS) and our customers' industries. Our internal computer systems and those of our current and any future strategic collaborators, vendors, and other contractors or consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, cybersecurity threats, terrorism, war and telecommunication and electrical failures. Accordingly, if our cybersecurity measures or those of AWS or our other service providers fail to protect against unauthorized access, attacks (which may include sophisticated cyberattacks), compromise or the mishandling of data by our employees and contractors, then our reputation, customer trust, business, results of operations and financial condition could be adversely affected. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. The techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. Because the techniques used by computer programmers who may attempt to penetrate and sabotage our network security or our website change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Additionally, during the ongoing pandemic, and potentially beyond as remote work and resource access expand, there is an increased risk that we may experience cybersecurity-related events such as COVID-19 themed phishing attacks, exploitation of any cybersecurity flaws that may exist, an increase in the number cybersecurity threats or attacks, and other security challenges as a result of most of our employees and our service providers continuing to work remotely from non-corporate managed networks. We have previously been, and may in the future become, the target of cyber-attacks by third parties seeking unauthorized access to our or our customers' data or to disrupt our operations or ability to provide our services.

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

Certain other state laws impose similar privacy obligations and we also expect that more states may enact legislation similar to the CCPA, which provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

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

Also, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (“CPA”), into law. The CPA will become effective July 1, 2023. The CPA is rather similar to Virginia’s CPDA but also contains additional requirements. The new measure applies to companies conducting business in Colorado or who produce or deliver commercial products or services intentionally targeted to its residents of the state that either: (1) control or process the personal data of at least 100,000 consumers during a calendar year; or (2) derive revenue or receive a discount on the price of goods or services from the sale of personal data and process or control the personal data of at least 25,000 consumers.

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

On July 12, 2016, the European Commission adopted the EU-US Privacy Shield, a framework for the transfer of personal data from the European Union to the United States, as a successor to the Safe Harbor framework that was invalidated by the European Court of Justice in October 2015. We certified to the EU-US Privacy Shield. On July 16, 2020, the European Court of Justice invalidated the EU–US Privacy Shield ruling that it failed to offer adequate protections for European Union personal data transferred to the United States. The European Court of Justice, in the same decision, deemed that the Standard Contractual Clauses, or SCCs, approved by the European Commission for transfers of personal data between European Union controllers and non-European Union processors are valid, however the European Court of Justice deemed that transfers made pursuant to the SCCs need to be analyzed on a case-by-case basis to ensure the European Union’s standards of data protection are met. Our customer agreements include SCCs. However, as a result of this decision, companies may be required to adopt additional measures to accomplish transfers of personal data to the United States and other third countries in compliance with the GDPR, and there continue to be concerns about whether the SCCs will face additional challenges. Until the remaining legal uncertainties regarding how to legally continue these transfers are settled, we will continue to face uncertainty as to whether our customers will be permitted to transfer personal data to the United States for processing by us as part of our platform services. If such data transfer to the United States is not permitted, it could have a negative effect on our existing business and on our ability to attract and retain new customers. Our customers may view alternative data transfer mechanisms as being too costly, too burdensome, too legally uncertain or otherwise objectionable and therefore decide not to do business with us. For example, some of our customers or potential customers who do business in the European Union may require their vendors to host all personal data within the European Union and may decide to do business with one of our competitors who hosts personal data within the European Union instead of doing business with us. In addition, on June 4, 2021, the European Commission issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR): The new forms of standard contractual clauses will replace the standard contractual clauses that were adopted previously under the Data Protection Directive. We are in the process of transitioning to the new forms of standard contractual clauses and doing so will require significant effort and cost. The new standard contractual clauses may also impact our business as companies based in Europe may be reluctant to utilize the new clauses to legitimize transfers of personal information to third countries given the burdensome requirements of transfer impact assessments and the substantial obligations that the new standard contractual clauses impose upon exporters.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future customers may elect not to continue or purchase our CRM Platform in the future. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our platform. Any or all of these events could adversely impact our business, cash flows and financial performance. Furthermore, as our employees continue to work remotely from geographic locations across the United States and internationally due to the pandemic and other reasons, we may become subject to additional taxes and our compliance burdens with respect to the tax laws of additional jurisdictions may be increased.

We are a multinational organization faced with increasingly complex tax issues in many jurisdictions, and we could be obligated to pay additional taxes in various jurisdictions.

As a multinational organization, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, or challenges to our tax positions by tax authorities, any of which could have a material adverse effect on our liquidity, financial condition or operating results. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, or assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable nexus, often referred to as a “permanent establishment” under international tax treaties, any of which could have a material impact on us, our financial condition or our operating results.

We may not be able to utilize a significant portion of our net operating loss carryforwards, which could adversely affect our profitability.

We have incurred losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2020, we had approximately $760 million of U.S. federal and $508 million state net operating loss carryforwards due to prior period losses, which, if not utilized, some of which will begin to expire in 2027 for federal purposes and begin to expire in 2023 for state purposes. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. Under current law, U.S federal and certain state net operating loss carryforwards incurred for periods beginning on or after January 1, 2018 would not expire unused because they can be carried forward indefinitely. Our unused U.S. federal net operating losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such losses, but those losses arising in taxable years beginning after December 31, 2020 may not be carried back. Moreover, for taxable years beginning after December 31, 2020, the deductibility of our U.S. federal net operating losses is limited to 80% of our taxable income in any future taxable year. In addition, under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be further limited if we experience an “ownership change.” An ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage (by value) within a rolling three-year period. Similar rules may apply under state tax laws. We may have experienced an ownership change in the past, and future issuances of our stock could cause an ownership change. It is possible that any such ownership change could have a material effect on the use of our net operating loss carryforwards or other tax attributes accrued prior to such ownership change, which could adversely affect our profitability.

Risks Related to Our Operating Results and Financial Condition

We have a history of losses and may not achieve profitability in the future.

We generated net losses of $61.5 million and $69.6 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $544.6 million. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to grow our marketing, sales, customer service, and content management operations, develop and enhance our CRM Platform, scale our data center infrastructure and services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

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
•
rising inflation in the economies in which we operate and our ability to control costs, including operating expenses; and
•
general economic and political conditions in our domestic and international markets.

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

We incurred indebtedness in the aggregate principal amount of $400.0 million in connection with the issuance of our 0.25% convertible senior notes due June 1, 2022 (the “2022 Notes”). In June 2020, the Company exchanged approximately $272.1 million in aggregate principal amount of the 2022 Notes in privately-negotiated transactions for an aggregate of approximately $283.0 million in cash and 1.6 million shares of common stock. As of September 30, 2021, $22.2 million of principal remains outstanding on the 2022 Notes. In June 2020, concurrent with the partial repurchase of the 2022 Notes, we incurred indebtedness in the aggregate principal amount of $460.0 million in connection with the issuance of our 0.375% convertible senior notes due June 1, 2025 (the “2025 Notes”) and together with the 2022 Notes (the “Notes”). Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

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

Because the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended September 30, 2021 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending December 31, 2021. In the three months ended September 30, 2021, the Company settled $46.4 million of principal balance of the 2022 Notes in cash. As of October 29, 2021, the Company has received conversion notices for approximately $2.0 million of the principal balance of the 2022 Notes, which will be settled in cash during the quarter ended December 31, 2021. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended September 30, 2021 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2025 Notes are convertible at the option of the holders thereof during the calendar quarter ending December 31, 2021. As of October 29, 2021, the Company has received conversion notices for approximately $1 thousand of the principal balance of the 2025 Notes, which will be settled in cash during the quarter ended December 31, 2021. Whether the Notes that remain outstanding will be convertible following the calendar quarter ending September 30, 2021 will depend on the continued satisfaction of this condition or another conversion condition in the future. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share, our stock price has ranged from $25.79 to $736.15, through September 30, 2021. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

November 3, 2021