Form 10-K
period 2021-12-31
HUBSPOT INC
filed 2022-02-14
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on June 30, 2021, as reported by the New York Stock Exchange on such date was approximately $25,969,281,583. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

On February 11, 2022, the registrant had 47,569,390 shares of common stock outstanding.

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

1

HUBSPOT, INC.

2

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

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
•
Failure to effectively develop and expand our marketing, sales, customer service, operations, and content management capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.
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
•
Interruptions or delays in service from our third-party data center providers could impair our ability to deliver our platform to our customers, resulting in customer dissatisfaction, damage to our reputation, loss of customers, limited growth, and reduction in revenue.
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

PART 1

ITEM I. BUSINESS

Overview

We help scaling companies deliver a delightful customer experience through our cloud-based customer relationship management (“CRM”) Platform. Our CRM Platform includes marketing, sales, service, operations and a content management system, (“CMS”), as well as other tools, integrations and a native payment solution, that enable companies to attract, engage, and delight customers throughout the customer experience. Additionally, we provide education, services and support to help customers be successful with our CRM Platform.

We focus on selling to mid-market business-to-business (“B2B”) companies, which we define as companies that have between 2 and 2,000 employees. We sell our CRM Platform on a subscription basis. In 2021, our total revenue was $1.3 billion and we incurred a net loss of $77.8 million. As of December 31, 2021, we had 5,895 full-time employees and 135,442 Customers, as defined in our Key Business Metrics in Item 7, of varying sizes in more than 120 countries.

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

The HubSpot Approach

Our CRM Platform features a central database of lead and customer interactions and integrated applications designed to help businesses attract visitors to their websites, convert visitors into leads, close leads into customers, transact with those customers, and delight them so they become promoters of those businesses.

Designed to Help Companies Grow Better. Our CRM Platform was architected from the ground up to enable businesses to transform their marketing, sales, services, operations and content management playbook to meet the demands of customers today. Our CRM Platform includes both a system of record for maintaining a unified view of the customer experience and a system of engagement for efficiently engaging customers through search engine optimization (“SEO”), web content, social, blogging, email, marketing automation, messaging, support ticketing, knowledge base, commerce, conversation routing, video hosting, and more.

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

Power of a Unified Customer View. At the core of our CRM Platform is a single CRM database for each business that captures its lead and customer activity throughout the customer lifecycle. Our CRM Platform creates a unified timeline incorporating all the interactions with a particular customer. In contrast to many CRM suites which are cobbled together, we have crafted a set of core functionalities, including reporting, content, messaging, data, and automation, which runs across our product lines, which we refer to as Hubs.

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

Market Leadership and Strong Brand. We are a recognized thought leader in the cloud-based marketing, sales, customer service, operations, and content management software industry with a leading brand. Our founders, Brian Halligan and Dharmesh Shah, wrote the best-selling marketing book Inbound Marketing: Get Found Using Google, Social Media and Blogs. Our marketing, sales, service, operations, and content management experience attracts, engages, and delights customers by being more relevant, more helpful, more personalized, and less interruptive than traditional marketing and sales tactics. Our INBOUND event is one of the largest inbound industry conference events with in-person registered attendance increasing from 1,100 in 2011 to over 26,000 in 2019. Since 2020, we have held our INBOUND event as a virtual-only experience due to the COVID-19 pandemic. We had more than 70,000 registered attendees in 2020 and over 59,000 in 2021.

Large and Growing Solutions Partner Program. A Solutions Partner is a service provider that helps businesses with strategy, execution, and implementation of go-to-market activities and technology solutions. Our Solutions Partners promote our brand and offer our CRM Platform to their clients. Solutions Partners and customers referred to us by our Solutions Partners represented approximately 34% of our Customers as of December 31, 2021, and approximately 44% of our revenue for the year ended December 31, 2021. These Solutions Partners help us to promote the vision of the inbound experience, efficiently reach new mid-market businesses at scale, and provide our mutual customers with more diverse and higher-touch services.

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

Powerful Network Effects. We have built a large and growing ecosystem around our CRM Platform and company. Tens of thousands of our Customers integrate third-party applications with our CRM Platform. We believe this ecosystem drives more businesses and professionals to embrace the inbound playbook. As our engaged audience grows, more Solutions Partners collaborate with us, more third-party developers integrate their applications with our CRM Platform, and more professionals complete our certification programs, all of which help to drive more businesses to adopt our CRM Platform.

Our Growth Strategy

The key elements to our growth strategy are:

Grow Our Customer Base. The market for our CRM Platform is large and underserved. Mid-market businesses are particularly underserved by existing point application vendors and often lack sufficient resources to implement complex solutions. Our all-in-one CRM Platform allows mid-market businesses to efficiently adopt and execute an effective inbound marketing, sales, customer service, operations, and content management strategy to help them expand and grow. We will continue to leverage our inbound go-to-market approach, freemium pricing strategy and our network of Solutions Partners to keep growing our business.

Increase Revenue from Existing Customers. With 135,442 Customers in more than 120 countries spanning many industries, we believe we have a significant opportunity to increase revenue from our existing customers. We plan to increase revenue from our existing customers by expanding their use of our CRM Platform by upselling additional offerings and features, including our end-to-end payment solution, adding additional users, and cross-selling our marketing, sales, service, operations, and content management products to existing customers through touchless or low touch in-product purchases. Our scalable pricing model allows us to capture more spend as our customers grow, increase the number of their customers and prospects managed on our CRM Platform, and offer additional functionality available from our higher price tiers and add-ons, providing us with a substantial opportunity to increase the lifetime value of our customer relationships.

Keep Expanding Internationally. There is a significant opportunity for our CRM Platform outside of the United States. As of December 31, 2021, approximately 52% of our Customers were located outside of the United States and these Customers generated approximately 46% of our total revenue for the year ended December 31, 2021. We sell to those international Customers from our U.S., European, Asia Pacific, and South American based operations. We intend to grow our presence in international markets through additional investments in local sales, marketing and professional service capabilities, as well as by leveraging our Solutions Partner network. We have opened a number of international offices and plan to open additional international offices as we continue to expand internationally. We have significant website traffic from regions outside the United States, and we believe that markets outside the United States represent a significant growth opportunity.

Continue to Innovate and Expand Our CRM Platform. Mid-market businesses are increasingly realizing the value of having an integrated marketing, sales, customer service, operations, and content management platform. We believe we are well positioned to capitalize on this opportunity by introducing new products and applications to extend the functionality of our CRM Platform.

Selectively Pursue Acquisitions. We plan to selectively pursue acquisitions of complementary businesses, technologies and teams that would allow us to add new features and functionalities to our CRM Platform and accelerate the pace of our innovation.

Our CRM Platform

Our CRM Platform features integrated applications and tools that enable companies to create a cohesive and adaptable customer experience. Each Hub can be used standalone, with our CRM Platform, a third party CRM, and/or in conjunction with any version of the other Hubs. Our Hubs are available in both free and paid tiers (i.e., Starter, Professional and Enterprise) with gradually increasing levels of functionality that support the needs of our customers as they see success with our tools and their businesses grow.

Businesses that want to use software outside of our CRM Platform can leverage our ecosystem of third-party integrations from our platform application partners. We make it easy to find and install new or existing software solutions that complement our CRM Platform. Over 1,000 integrations and applications are available for our users, across a wide range of categories, including integrations with leading social media, email, sales, video, analytics, content and webinar tools.

HubSpot CRM

The core of our CRM Platform is a single database of lead and customer information that allows businesses to track their interactions with contacts and customers, manage their customer activities, and report on their pipeline and sales. This allows a complete view of lead and customer interactions across all of our integrated Hubs, giving our CRM Platform substantial power. This integration makes it possible to personalize every aspect of the customer interaction across web content, social media engagement, and email messages across devices, including mobile. The integrated Hubs on our CRM Platform have a common user interface and are accessed through a single login.

Marketing Hub

Marketing Hub is an all-in-one toolset for marketers to attract, engage, and nurture new leads towards sales readiness over the entire customer lifecycle. Features include: marketing automation and email, social media, SEO, and reporting and analytics.

Sales Hub

We designed Sales Hub to enhance the productivity and effectiveness of sales teams. Businesses can empower their teams with tools that deliver a personalized experience for prospects with less work for sales representatives. Features include: email templates and tracking, conversations and live chat, meeting and call scheduling, lead and website visit alerts, lead scoring, sales automation, pipeline management, quoting, forecasting, and reporting.

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

Operations Hub

Our Operations Hub is designed to help businesses unify customer data in a connected platform, automate business processes, and eliminate time-consuming data cleanup with ease. Features include: programmable automation, data sync, data curation, and data quality tools.

Built within the CRM Platform, we offer an end-to-end payment solution, Payments, which enables customers to accept payments from their customers in less time and with fewer tools. With Payments, customers can buy and pay directly on a website, an email, or chat and native integration with the quotes feature in Sales Hub allows our customers to get paid immediately when a quote is accepted.

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

Professional Services. We offer professional services to educate and train customers on how to leverage our CRM Platform to transform how their business attracts, engages and delights customers. Depending on which Hubs and services a customer purchases, they receive one-on-one training or guidance from one of our on-boarding or technical specialists by web meeting and can purchase additional group training and education in online or in-person classes. We also offer in-app training modules that customers can use as part of their on-boarding. Our professional services are also available to customers who need additional assistance on a one-time or ongoing basis for an additional fee.

Customer Success. Our customers have access to a Customer Success Manager (“CSM”), Channel Consultant ("CC") or Customer Success Team (“CST”) which are responsible for our customers’ long term success, retention and growth on our CRM Platform. Depending on which product tier a customer purchases, our CSMs or CST address the unique needs and goals of our customers that are associated with a Solutions Partner through a series of ongoing interactions and strategy calls on how to best engage and use our CRM Platform. Our CCs play a similar role as our CSMs and CST, but focus on the growth and success of our Solutions Partners and customers associated with our Solutions Partners.

Support. In addition to assistance provided by our online articles and customer discussion forums, we offer phone and/or email and chat based support, which is included in the cost of a subscription for our Hubs. Phone, email and chat support is available starting at the Professional product level for all Hubs while email and chat based support is available for Starter Hubs. We strive to maintain an exceptional quality of customer service. We continuously monitor key customer service metrics such as phone hold time, ticket response time and ticket resolution rates, and we monitor the customer satisfaction of our customer support interactions. We believe our customer support is an important reason why businesses choose our CRM Platform and recommend it to their colleagues.

Our Customers

As of December 31, 2021, we had 135,442 Customers in more than 120 countries, representing many industries. No single customer represented more than one percent of our revenue in 2021, 2020, or 2019.

Our Technology

Our Customers have chosen us as their CRM Platform, which we architected and built to be secure, highly distributed and highly scalable. Since our founding, we have embraced rapid, iterative product development lifecycles, cloud automation and open-source technologies, including big data platforms, to power marketing, sales, service, operations, and content management programs and provide insights not previously possible or available.

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

Security. We leverage industry standard network and perimeter defense technologies, distributed denial-of-service, protection systems (including web application firewalls) and enterprise grade domain name system, services across multiple vendors. Our data-center providers operate and certify to high industry compliance levels. Due to the broad footprint of our customer base, we regularly test and evaluate our platform with trusted third-party vendors to ensure the security and integrity of our services.

Marketing and Sales

We believe we are a global leader in implementing an inbound experience in marketing and sales. We believe that our marketing and sales model provides us with a competitive advantage, especially when targeting mid-market businesses, because we can attract and engage these businesses efficiently and at scale.

Inbound Marketing. Our marketing team attracts new leads and users each month through our industry-leading blog, podcast network, email newsletter and other content, free tools, large social media following, high search engine rankings and personalized website and email content. In addition, we are generating leads for new and add-on product purchases through content and offers delivered through our CRM Platform to existing customers.

Inbound Direct Sales. Our sales representatives throughout the world use phone, email, and web meetings to interact with prospects and customers. The majority of revenue generated by our sales representatives originates with inbound leads produced by our marketing efforts. In addition, through our freemium products and in-product cross-sell offerings, we close new business with little or no interaction by our sales representatives.

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

COVID-19 Pandemic

The COVID-19 pandemic and virus containment measures taken by federal and state governments have resulted in, and are expected to continue to result in, business slowdowns or shutdowns, weakened economic conditions, economic uncertainty, and volatility in the financial markets, both regionally and worldwide. We have continued to conduct business during the COVID-19 pandemic with substantial modifications to employee travel and where employees work, as well as virtualization, postponement, or cancellation of certain events, among other changes. While the pandemic has not had a material adverse financial impact on our business to date, the broader implications of the pandemic on our results of operations and overall financial performance will depend on future developments and conditions. We continue to actively monitor the situation and may take further actions to alter our business operations as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders, including in response to outbreaks and variants. For discussion regarding the impact of the COVID-19 pandemic on our business and financial results, see “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

Governmental Regulations

We operate globally and are subject to numerous U.S. federal, state, and foreign laws and regulations covering a wide variety of subject matters. Our compliance with these laws and regulations may be onerous and could, individually or in the aggregate, increase our cost of doing business, impact our competitive position relative to our peers, and/or otherwise have an adverse impact on our business, reputation, financial condition, and operating results. For information about governmental regulations applicable to our business, refer to “Risk Factors” in Item 1A.

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

HubSpot is proud to be named the #2 Best Place to Work in 2022 and #4 Best Place to Work in 2021 by the Glassdoor Employees’ Choice Awards. Based on employees’ reviews and feedback, this recognition is a strong testament to the innovative culture we are building. We have also been recognized as a top workplace in 2021 by Great Place to Work, and honored to be mentioned in a number of categories by Comparably's workplace awards in 2021 including Best Companies for Women, Best Companies for Diversity, Best Overall Company Culture, and a Best Company for Employee Happiness.

As of December 31, 2021, we had 5,895 full-time employees, or HubSpotters. Of these, 1,446 are in the Americas, 1,166 are in Europe, 319 are in the Asia Pacific region and 2,964 are 100% remote.

•
Culture and Values. Our culture is built on the firm belief that personal and professional growth is just as important as business growth. We believe the best people do not only fit our culture, they further it. In 2013, we published the HubSpot Culture Code, which outlines our core company values, including, autonomy, flexibility, and HEART. HEART is at the center of who we are and represents the five traits we value the most in HubSpotters: Humility, Empathy, Adaptability, Remarkableness and Transparency. A copy of our Culture Code can be found at: https://network.hubspot.com/slides/the-hubspot-culture-code.
•
Diversity, Inclusion, and Belonging. Diversity, inclusion, and belonging (DI&B) is a core part of our mission. We have incorporated DI&B into our policies and practices, education and events, and launched various initiatives to further our goal of being a more diverse, inclusive, and equitable workplace. Our DI&B initiatives include, but are not limited to: programs to increase our slate of diverse candidates, anti-racism training for employees and managers, key external partnerships, employee resource groups, and programs and initiatives to enhance the diversity and inclusion experience for candidates and employees. In addition, our annual HubSpot Diversity, Inclusion, and Belonging Report is a detailed analysis of our gender, ethnicity, and age data, as well as self-reported identities including parents, military veterans, disabilities, first-generation identity, and those who are gender diverse. A copy of our DI&B report can be found at: https://www.hubspot.com/diversity/report.
•
Compensation and Benefits. We provide competitive compensation and benefits for our employees globally. Our compensation packages may include base salary, commission or semi-annual bonuses, and stock-based compensation. We also offer general employee medical and dental plans, unlimited vacation and an annual global week of rest, life and disability insurance, and Section 401(k) plan matching contributions designed to provide employee benefits competitive with those offered by our peers and other companies with which we compete for talent. We also offer an employee stock purchase plan. We evaluate both compensation and benefit offerings on an annual basis and we make adjustments as needed.
•
Learning and growth. We believe in life-long learning and invest in employee development at every stage. We offer hands-on, regionalized on-boarding, one-on-one mentorship, year-round manager trainings and an annual mini-MBA Fellows program. In addition, we offer several self-paced courses through Learn@HubSpot, our internal, online learning management system designed by our Learning and Development team.
•
Hybrid Culture. We offer a hybrid working model, with employees choosing annually between three options: @home, @office, @flex. @home employees will work the majority of the time from home, @office employees will go into a

HubSpot office three or more days per week, and @flex employees will go into a HubSpot office two or fewer days per week.
•
Mental Health and Well-Being. We offer a mental wellness platform as a global benefit for employees. Based on feedback from our employees, we also created an initiative called HubSpot Unplugged to address burnout, mental health and well-being. We later built upon this initiative with a long-term framework to prevent and battle burnout and its root causes, including a company holiday week for all employees to take time off and recharge, and programming for employees to listen, learn, and identify ways to prioritize their mental health at work.
•
Social Impact. We provide a range of opportunities for our employees to get involved with these nonprofits organizations through HubSpot Helps, our charity partner program, including: encouraging employee volunteerism, providing financial and in-kind donations, and running other creative events. As part of our commitment to help dismantle systemic racism through long-term, meaningful change, we are committed to invest $12.5 million in the Black Economic Development Fund to support Black-led financial institutions, Black-led businesses, community centers, and anchor institutions with the goal of growing these organizations and strengthening their contributions to the Black community. We also invested an additional $7.5 million in support of minority depository institutions to help close the racial wealth, health, and opportunity gap for the communities they serve.
•
Employee Engagement and Feedback. We administer a quarterly employee engagement survey, known as our eNPS, to assess and understand the employee experience and engagement at the company level. The survey also enables us to provide data to leaders across the organization, empowering them to identify, address, and monitor feedback at the department level. Our eNPS process includes a Global Inclusion Index survey which we measure annually, allowing us to track progress and collect feedback on our diversity, inclusion, and belonging efforts over time.

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
o
use of CRM data to make strategic business decisions;
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

Intellectual Property

Our ability to protect our intellectual property, including our technology, will be an important factor in the success and continued growth of our business. We protect our intellectual property through trade secrets law, copyrights, trademarks, patents, and contracts. Some of our technology relies upon third-party licensed intellectual property. We have 8 issued U.S. Patents, 1 allowed patent pending issuance, 15 U.S. utility patents applications pending, and 5 provisional patents filed. We intend to pursue and are pursuing additional patent protection to the extent we believe it would be beneficial and cost-effective.

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

The marketing, sales, customer service, operations, and content management software market is evolving, highly competitive and significantly fragmented. With the introduction of new technologies and the potential entry of new competitors into the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales, maintain or increase renewals and maintain our prices.

We face intense competition from other software companies that develop marketing, sales, customer service, operations, and content management software and from marketing services companies that provide interactive marketing services. Competition could significantly impede our ability to sell subscriptions to our CRM Platform on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future products less competitive, or obsolete. In addition, if these competitors develop products with similar or superior functionality to our platform, we may need to decrease the prices or accept less favorable terms for our platform subscriptions in order to remain competitive. If we are unable to maintain our pricing due to competitive pressures, our margins will be reduced and our operating results will be negatively affected.

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

Our head count and operations have grown substantially. For example, we had 5,895 full-time employees as of December 31, 2021, as compared with 4,225 as of December 31, 2020 and we have opened several international offices and plan to open additional offices in the future. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. Furthermore, while we have begun to slowly re-open our offices on a staggered, region-by-region basis in accordance with local authority guidelines, preservation of our corporate culture has been made more difficult as our work force has been working from home in connection with restrictions placed upon businesses due to the pandemic. A long-term continuation of these restrictions could, among other things, negatively impact employee morale and productivity. Any failure to preserve our culture could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively and execute on our business strategy. Additionally, as our employees work remotely from geographic areas across the globe and more of our employees work remotely on a permanent basis due to the pandemic, and pursuant to our newly implemented hybrid workplace model (which provides our employees with the option to be fully remote, work full-time from one of our offices, or have the flexibility to work both in the office and remotely), we may need to reallocate our investment of resources and closely monitor a variety of local regulations and requirements, including local tax laws, and we may experience unpredictability in our expenses and employee work culture. If we experience any of these effects in connection with future growth, if our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, it could materially impair our ability to attract new customers, retain existing customers and expand their use of our platform, all of which would materially and adversely affect our business, financial condition and results of operations.

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

Failure to effectively develop and expand our marketing, sales, customer service, operations, and content management capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.

To increase Customers and achieve broader market acceptance of our CRM Platform, we will need to continue to expand our marketing, sales, customer service, operations, and content management capabilities, including our sales force and third-party channel partners. We will continue to dedicate significant resources to inbound sales and marketing programs. The effectiveness of our inbound sales and marketing and third-party channel partners has varied over time and may vary in the future and depends on our ability to maintain and improve our CRM Platform. All of these efforts will require us to invest significant financial and other resources. Our business will be seriously harmed if our efforts do not generate a correspondingly significant increase in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if our sales and marketing programs are not effective.

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

We believe that maintaining our thought leadership position in inbound marketing, sales, services, operations and content management is an important element in attracting new customers. We devote significant resources to develop and maintain our thought leadership position, with a focus on identifying and interpreting emerging trends in the inbound experience, shaping and guiding industry dialog and creating and sharing the best inbound practices. Our activities related to developing and maintaining our thought leadership may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in such effort. We rely upon the continued services of our management and employees with domain expertise with inbound marketing, sales, services, operations, and content management, and the loss of any key employees in this area could harm our competitive position and reputation. If we fail to successfully grow and maintain our thought leadership position, we may not attract enough new customers or retain our existing customers, and our business could suffer.

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

We have in the past acquired, and we may in the future acquire or invest in, businesses, products or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. We may not be able to fully realize the anticipated benefits of historical or any future acquisitions. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. We have opened several international offices and plan to open additional offices in the future. These international offices focus primarily on sales, professional services and support. We also have a development team in Dublin, Ireland. Our current international operations and future initiatives will involve a variety of risks, including:

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
•
global economic uncertainty caused by global political events, including the United Kingdom's exit from the European Union, on January 31, 2020 ("Brexit"), and similar geopolitical developments;
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

We believe that a critical component to our success has been our company culture, which is based on transparency and personal autonomy. We have invested substantial time and resources in building our team within this company culture. In 2020, we made the decision to permanently move to a hybrid workplace model, which means since January 1, 2021, our employees had the option to be fully remote, work full-time from one of our offices, or work both in the office and remotely. Furthermore, while we have begun to slowly re-open our offices on a staggered, region-by-region basis in accordance with local authority guidelines, preservation of our corporate culture has been made more difficult as our work force has been working from home in connection with restrictions placed upon businesses due to the pandemic. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. As we grow and continue to develop our company infrastructure, we may find it difficult to maintain these important aspects of our company culture and our business may be adversely impacted.

We rely on our management team and other key employees, and the loss of one or more key employees could harm our business.

Our success and future growth depend upon the continued services of our management team, including our co-founders, Brian Halligan and Dharmesh Shah, our chief executive officer, Yamini Rangan, and other key employees in the areas of research and development, marketing, sales, services, operations, content management, and general and administrative functions. From time to time, there may be changes in our management team resulting from the hiring or departure of executives, which could disrupt our business. We also are dependent on the continued service of our existing software engineers and information technology personnel because of the complexity of our platform, technologies and infrastructure. We may terminate any employee’s employment at any time, with or without cause, and any employee may resign at any time, with or without cause. We do not have employment agreements with any of our key personnel. The loss of one or more of our key employees could harm our business.

The failure to attract and retain additional qualified personnel could prevent us from executing our business strategy.

To execute our business strategy, we must attract and retain highly qualified personnel. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing and managing cloud-based software, as well as for skilled information technology, marketing, sales and operations professionals, and we may not be successful in attracting and retaining the professionals we need. Also, inbound sales, marketing, services, operations, and content management domain experts are very important to our success and are difficult to replace. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and difficulty in retaining highly skilled employees with appropriate qualifications. In particular, we have experienced a competitive hiring environment in the Greater Boston area, where we are headquartered and will continue to experience a competitive hiring environment as we recruit for remote talent worldwide. Many of the companies with which we compete for experienced personnel have greater resources than we do. In addition, in making employment decisions, particularly in the software industry, job candidates often consider the value of the stock options or other equity incentives they are to receive in connection with their employment. If the price of our stock declines, or experiences significant volatility, our ability to attract or retain key employees will be adversely affected. If we fail to attract new personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed.

Risks Related to Our Technical Operations Infrastructure and Dependence on Third Parties

Interruptions or delays in service from our third-party data center providers could impair our ability to deliver our platform to our customers, resulting in customer dissatisfaction, damage to our reputation, loss of customers, limited growth and reduction in revenue.

We currently serve the majority of our platform functions from third-party data center hosting facilities operated by Amazon Web Services located in northern Virginia and Frankfurt, Germany and Google Cloud Platform located in Frankfurt, Germany. In addition, we serve ancillary functions for our customers from third-party data center hosting facilities operated by Rackspace located in Dallas, Texas, with a backup facility in Chicago, Illinois. Our operations depend, in part, on our third-party facility providers’ abilities to protect these facilities against damage or interruption from natural disasters, such as earthquakes and hurricanes, actual or threatened public health emergencies (e.g., COVID-19), power or telecommunications failures, criminal acts and similar events. In the event that any of our third-party facilities arrangements is terminated, or if there is a lapse of service or damage to a facility, we could experience interruptions in our platform as well as delays and additional expenses in arranging new facilities and services.

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

Our CRM Platform and its underlying infrastructure are inherently complex and may contain material defects or errors. We release modifications, updates, bug fixes and other changes to our software several times per day, without traditional human-performed quality control reviews for each release. We have from time to time found defects in our software and may discover additional defects in the future. We may not be able to detect and correct defects or errors before customers begin to use our platform or its applications. Consequently, we or our customers may discover defects or errors after our platform has been implemented. Defects or errors could result in product outages and could also cause inaccuracies in the data we collect and process for our customers, or even the loss, damage or inadvertent release of such confidential data. We implement bug fixes and upgrades as part of our regular system maintenance, which may lead to system downtime. Even if we are able to implement the bug fixes and upgrades in a timely manner, any history of product outages, defects or inaccuracies in the data we collect for our customers, or the loss, damage or inadvertent release of confidential data could cause our reputation to be harmed, and customers may elect not to purchase or renew their agreements with us. Furthermore, these issues could subject us to service performance credits (whether offered by us or required by contract), warranty claims or increased insurance costs. The costs associated with product outages, any material defects or errors in our platform or other performance problems may be substantial and could materially adversely affect our operating results.

In addition, third-party applications and features on our CRM Platform may not meet the same quality standards that we apply to our own development efforts and, to the extent they contain bugs, vulnerabilities or defects, they may create disruptions in our customers’ use of our products, lead to data loss, unauthorized access to customer data, damage our brand and reputation and affect the continued use of our products, any of which could harm our business, results of operations and financial condition.

If our information technology systems, including our CRM Platform, have outages or fail due to defects or similar problems, and if we fail to correct any defect or other software problems, it could disrupt our internal operations or services provided to customers, and could reduce our revenue, increase our expenses, damage our reputation and adversely affect our cash flows and stock price.

We rely on our information technology systems, including the sustained and uninterrupted performance of our CRM Platform, to manage numerous aspects of our business, including to marketing, sales, content management, customer service and other internal operations. Our information technology systems are an essential component of our business and any disruption could significantly limit our ability to manage and operate our business efficiently.

Our CRM Platform and its underlying infrastructure are inherently complex and may contain material defects or errors. We release modifications, updates, bug fixes and other changes to our software several times per day, without traditional human-performed quality control reviews for each release. We have from time to time found defects in our software and may discover in the future additional defects, outages, delays or cessations of service, performance and quality problems or may produce errors in connection with systems integrations, migration work or other causes, which could result in business disruptions and the process of remediating them could be more expensive, time-consuming, disruptive and resource intensive than planned. Such disruptions could adversely impact our internal operations and interrupt other processes. Delayed sales, lower margins or lost customers resulting from these disruptions could reduce our revenue, increase our expenses, damage our reputation and adversely affect our cash flows and stock price.

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

Additionally, our customers need to be able to access our platform at any time, without interruption or degradation of performance. AWS runs its own platform that we access, and we are, therefore, vulnerable to service interruptions at AWS. We have experienced, and expect that in the future we may experience interruptions, delays and outages in service and availability due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. In some instances, including because we do not control our service providers, we may not be able to identify the cause or causes of these problems within a period of time acceptable to our customers. Additionally, as our business continues to grow, to the extent that we do not effectively address capacity constraints, through our providers of cloud infrastructure, our results of operations may be adversely affected. In addition, any changes in service levels from our service providers may adversely affect our ability to meet our customers’ requirements, result in negative publicity which could harm our reputation and brand and may adversely affect the usage of our platform.

If we do not or cannot maintain the compatibility of our CRM Platform with third-party applications that our customers use in their businesses, our revenue will decline.

A significant percentage of our customers choose to integrate our platform with certain capabilities provided by third-party application providers using application programming interfaces (“APIs”) published by these providers. The functionality and popularity of our CRM Platform depends, in part, on our ability to integrate our platform with third-party applications and platforms, including CRM, CMS, e-commerce, call center, analytics and social media sites that our customers use and from which they obtain data. Third-party providers of applications and APIs may change the features of their applications and platforms, restrict our access to their applications and platforms, or alter the terms governing use of their applications and APIs and access to those applications and platforms in an adverse manner. Such changes could functionally limit or terminate our ability to use these third-party applications and platforms in conjunction with our platform, which could negatively impact our offerings and harm our business. If we fail to integrate our platform with new third-party applications and platforms that our customers use for marketing, sales, services, operations or content management purposes, or fail to renew existing relationships pursuant to which we currently provide such integration, we may not be able to offer the functionality that our customers need, which would negatively impact our ability to generate new revenue or maintain existing revenue and adversely impact our business.

We rely on data provided by third parties, the loss of which could limit the functionality of our platform and disrupt our business.

Select functionality of our CRM Platform depends on our ability to deliver data, including search engine results and social media updates, provided by unaffiliated third parties, such as Facebook, Google, LinkedIn and Twitter. Some of this data is provided to us pursuant to third-party data sharing policies and terms of use, under data sharing agreements by third-party providers or by customer consent. In the future, any of these third parties could change its data sharing policies, including making them more restrictive, or alter its algorithms that determine the placement, display, and accessibility of search results and social media updates, any of which could result in the loss of, or significant impairment to, our ability to collect and provide useful data to our customers. These third parties could also interpret our, or our service providers’ data collection policies or practices as being inconsistent with their policies, which could result in the loss of our ability to collect this data for our customers. Any such changes could impair our ability to deliver data to our customers and could adversely impact select functionality of our platform, impairing the return on investment that our customers derive from using our solution, as well as adversely affecting our business and our ability to generate revenue.

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

Our operations involve the storage and transmission of data of our customers and their customers, including personally identifiable information. Our storage is typically the sole source of record for portions of our customers’ businesses and end user data, such as initial contact information and online interactions. Security incidents could result in unauthorized access to, loss of or unauthorized disclosure of this information, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales and harm our customers and our business. Cyber-attacks and other malicious Internet-based activity continue to increase generally, and cloud-based platform providers of marketing services have been targeted. If our security measures, or those of our service providers, are compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business may be harmed and we could incur significant liability. Additionally, if third parties with whom we work, such as vendors or developers, violate applicable laws, our security policies or our acceptable use policy, such violations may also put our customers’ information at risk and could in turn have an adverse effect on our business. In addition, if the security measures of our customers or our service providers, are compromised, even without any actual compromise of our own systems, we may face negative publicity or reputational harm if our customers or anyone else incorrectly attributes the blame for such security breaches to us or our systems. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to our customers’ data. Additionally, we provide extensive access to our database, which stores our customer data, to our development team to facilitate our rapid pace of product development. If such access or our own operations cause the loss, damage or destruction of our customers’ business data, their sales, lead generation, support and other business operations may be permanently harmed. As a result, our customers may bring claims against us for lost profits and other damages.

Cyber-attacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing) are prevalent in our industry, the industries of certain of our service providers and our customers' industries. Our internal computer systems and those of our current and any future strategic collaborators, vendors, and other contractors or consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, cybersecurity threats, terrorism, war and telecommunication and electrical failures. Accordingly, if our cybersecurity measures or those of our service providers fail to protect against unauthorized access, attacks (which may include sophisticated cyberattacks), compromise or the mishandling of data by our employees and contractors, then our reputation, customer trust, business, results of operations and financial condition could be adversely affected. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. The techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. Because the techniques used by threat actors who may attempt to penetrate and sabotage our computer systems change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Additionally, during the ongoing pandemic, and potentially beyond as remote work and resource access expand, there is an increased risk that we may experience cybersecurity-related events such as COVID-19 themed phishing attacks, exploitation of any cybersecurity flaws that may exist, an increase in the number of cybersecurity threats or attacks, and other security challenges as a result of most of our employees and our service providers continuing to work remotely from non-corporate managed networks. We have previously been, and may in the future become, the target of cyber-attacks by third parties seeking unauthorized access to our or our customers' data or to disrupt our operations or ability to provide our services.

Additionally, it is also possible that unauthorized access to sensitive customer and business data may be obtained through inadequate use of security controls by our customers, suppliers or other vendors. While we are not currently aware of any material impact that the SolarWinds, Log4j, Kaseya, or other recent supply chain attacks had on our business, new information on the scope of such attacks is continuing to emerge and there is a residual risk that we may experience a security breach arising from one of these, or a similar, supply chain attack in the future. Supply chain attacks are becoming increasingly common, and we may not be able to anticipate and prevent negative impacts from such an attack. If we are impacted by a supply chain attack, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product and services could be hindered or delayed.

Recent high-profile security breaches and related disclosures of sensitive data by large institutions suggest that the risk of such events is significant, even if privacy protection and security measures are implemented and enforced. If we were to experience a cyberattack and suffer interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other disruptions. These cyberattacks could be carried out by threat actors of all types (including but not limited to nation states, organized crime, other criminal enterprises, individual actors and/or advanced persistent threat groups). In addition, we may experience intrusions on our physical premises by any of these threat actors. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, incur significant costs associated with remediation and the implementation of additional security measures, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants, and our competitive position could be harmed. Any breach, loss, or compromise of personal data may also subject us to civil fines and penalties, or claims for damages either under the General Data Protection Regulation (the “GDPR”) and relevant member state law in the European Union, other foreign laws, and other relevant state and federal privacy laws in the United States.

Many governments have enacted laws requiring companies to notify individuals of data security incidents or unauthorized transfers involving certain types of personal data. In addition, the data processing agreement we execute with our customers contractually requires us to notify them of any personal data breach. Under payment card network rules and our contracts with our payment processors, if there is a breach of payment card information that we store, or that is stored by our direct payment card processing vendors, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses. Data breaches and other data security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which may lead to widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew their subscriptions or subject us to third-party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results.

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

Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, including the U.S. Federal Trade Commission ("FTC"), and various state, local and foreign agencies. We collect personally identifiable information and other data from our customers and leads. We also handle personally identifiable information about our customers’ customers. We use this information to provide services to our customers, to support, expand and improve our business. We may also share customers’ personally identifiable information with third parties as authorized by the customer or as described in our privacy policy.

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

Additionally, a new California ballot initiative, the California Privacy Rights Act ("CPRA"), was passed in November 2020. Effective on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

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

Also, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (“CPA”) into law. The CPA will become effective July 1, 2023. The CPA is rather similar to Virginia’s CPDA but also contains additional requirements. The new measure applies to companies conducting business in Colorado or who produce or deliver commercial products or services intentionally targeted to its residents of the state that either: (1) control or process the personal data of at least 100,000 consumers during a calendar year; or (2) derive revenue or receive a discount on the price of goods or services from the sale of personal data and process or control the personal data of at least 25,000 consumers.

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

On July 12, 2016, the European Commission adopted the EU-US Privacy Shield, a framework for the transfer of personal data from the European Union to the United States, as a successor to the Safe Harbor framework that was invalidated by the European Court of Justice in October 2015. We certified to the EU-US Privacy Shield. On July 16, 2020, the European Court of Justice invalidated the EU–US Privacy Shield ruling that it failed to offer adequate protections for European Union personal data transferred to the United States. The European Court of Justice, in the same decision, deemed that the Standard Contractual Clauses ("SCCs"), approved by the European Commission for transfers of personal data between European Union controllers and non-European Union processors are valid, however the European Court of Justice deemed that transfers made pursuant to the SCCs need to be analyzed on a case-by-case basis to ensure the European Union’s standards of data protection are met. Our customer agreements include SCCs. However, as a result of this decision, companies may be required to adopt additional measures to accomplish transfers of personal data to the United States and other third countries in compliance with the GDPR, and there continue to be concerns about whether the SCCs will face additional challenges. Until the remaining legal uncertainties regarding how to legally continue these transfers are settled, we will continue to face uncertainty as to whether our customers will be permitted to transfer personal data to the United States for processing by us as part of our platform services. If such data transfer to the United States is not permitted, it could have a negative effect on our existing business and on our ability to attract and retain new customers. Our customers may view alternative data transfer mechanisms as being too costly, too burdensome, too legally uncertain or otherwise objectionable and therefore decide not to do business with us. For example, some of our customers or potential customers who do business in the European Union may require their vendors to host all personal data within the European Union and may decide to do business with one of our competitors who hosts personal data within the European Union instead of doing business with us. In addition, on June 4, 2021, the European Commission issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR): The new forms of standard contractual clauses will replace the standard contractual clauses that were adopted previously under the Data Protection Directive. We are in the process of transitioning to the new forms of standard contractual clauses and doing so will require significant effort and cost. The new standard contractual clauses may also impact our business as companies based in Europe may be reluctant to utilize the new clauses to legitimize transfers of personal information to third countries given the burdensome requirements of transfer impact assessments and the substantial obligations that the new standard contractual clauses impose upon exporters.

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

Several U.S. federal statutes may apply to us with respect to various customer activities:

• The Digital Millennium Copyright Act of 1998 ("DMCA"), provides recourse for owners of copyrighted material who believe that their rights under U.S. copyright law have been infringed on the Internet. Under the DMCA, based on our current business activity as an Internet service provider that does not own or control website content posted by our customers, we generally are not liable for infringing content posted by our customers or other third parties, provided that we follow the procedures for handling copyright infringement claims set forth in the DMCA. Generally, if we receive a proper notice from, or on behalf, of a copyright owner alleging infringement of copyrighted material located on websites we host, and we fail to expeditiously remove or disable access to the allegedly infringing material or otherwise fail to meet the requirements of the safe harbor provided by the DMCA, the copyright owner may seek to impose liability on us. Technical mistakes in complying with the detailed DMCA take-down procedures could subject us to liability for copyright infringement.

• The Communications Decency Act of 1996 ("CDA"), generally protects online service providers, such as us, from liability for certain activities of their customers, such as the posting of defamatory or obscene content, unless the online service provider is participating in the unlawful conduct. Under the CDA, we are generally not responsible for the customer-created content hosted on our servers. Consequently, we do not monitor hosted websites or prescreen the content placed by our customers on their sites. However, the CDA does not apply in foreign jurisdictions and we may nonetheless be brought into disputes between our customers and third parties which would require us to devote management time and resources to resolve such matters and any publicity from such matters could also have an adverse effect on our reputation and therefore our business.

• In addition to the CDA, the Securing the Protection of our Enduring and Established Constitutional Heritage Act (the "SPEECH Act"), provides a statutory exception to the enforcement by a U.S. court of a foreign judgment for defamation under certain circumstances. Generally, the exception applies if the defamation law applied in the foreign court did not provide at least as much protection for freedom of speech and press as would be provided by the First Amendment of the U.S. Constitution or by the constitution and law of the state in which the U.S. court is located, or if no finding of defamation would be supported under the First Amendment of the U.S. Constitution or under the constitution and law of the state in which the U.S. court is located. Although the SPEECH Act may protect us from the enforcement of foreign judgments in the United States, it does not affect the enforceability of the judgment in the foreign country that issued the judgment. Given our international presence, we may therefore, nonetheless, have to defend against or comply with any foreign judgments made against us, which could take up substantial management time and resources and damage our reputation.

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

Additionally, Payments, our end-to-end payment solution built natively as part of our CRM Platform, is susceptible to potentially illegal or improper uses, including money laundering, terrorist financing, fraudulent or illegal sales of goods or services, piracy of software, movies, music, and other copyrighted or trademarked information, bank fraud, securities fraud, pyramid or ponzi schemes, or the facilitation of other illegal or improper activity. While we engage a third party as our registered payment facilitator, the use of Payments for illegal or improper uses may subject us to claims (including claims brought by our third party payment processor), government and regulatory requests, inquiries, or investigations that could result in liability, and harm our reputation. Moreover, certain activity that may be legal in one jurisdiction may be illegal in another jurisdiction, and a merchant may be found responsible for intentionally or inadvertently importing or exporting illegal goods, resulting in liability for us. Owners of intellectual property rights or government authorities may seek to bring legal action against providers of payments solutions, including Payments, that are peripherally involved in the sale of infringing or allegedly infringing items. Any threatened or resulting claims could result in reputational harm, and any resulting liabilities, loss of transaction volume, or increased costs could harm our business.

If Payments is used for illegal or improper uses, we may incur substantial losses as a result of claims from merchants and consumers. Allowances for transaction losses that we have established may be insufficient to cover incurred losses. Moreover, if measures to detect and reduce the risk of fraud are not effective and our loss rate is higher than anticipated, Payments and our business could be negatively impacted.

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

In addition, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 ("CAN-SPAM Act"), establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future commercial emails from the sender. The ability of our customers’ message recipients to opt out of receiving commercial emails may minimize the effectiveness of the email components of our CRM Platform. In addition, certain states and foreign jurisdictions, such as Australia, Canada and the European Union, have enacted laws that regulate sending email, and some of these laws are more restrictive than U.S. laws. For example, some foreign laws prohibit sending unsolicited email unless the recipient has provided the sender advance consent to receipt of such email, or in other words has “opted-in” to receiving it. A requirement that recipients opt into, or the ability of recipients to opt out of, receiving commercial emails may minimize the effectiveness of our platform.

While these laws and regulations generally govern our customers’ use of our CRM Platform, we may be subject to certain laws as a data processor on behalf of, or as a business associate of, our customers. For example, laws and regulations governing the collection, use and disclosure of personal information include, in the United States, rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, the Gramm-Leach-Bliley Act of 1999 and state breach notification laws, and internationally, the Data Protection Directive in the European Union and the Federal Data Protection Act in Germany. If we were found to be in violation of any of these laws or regulations as a result of government enforcement or private litigation, we could be subjected to civil and criminal sanctions, including both monetary fines and injunctive action that could force us to change our business practices, all of which could adversely affect our financial performance and significantly harm our reputation and our business.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future customers may elect not to continue or purchase our CRM Platform in the future. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our platform. Any or all of these events could adversely impact our business, cash flows and financial performance. Furthermore, as our employees continue to work remotely from geographic locations across the United States and internationally, we may become subject to additional taxes and our compliance burdens with respect to the tax laws of additional jurisdictions may be increased.

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

We have incurred losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2021, we had $1.2 billion of U.S. federal and $737.8 million of state net operating loss carryforwards due to prior period losses, which, if not utilized, some of which will begin to expire in 2027 for federal purposes and begin to expire in 2023 for state purposes. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. Under current law, U.S federal and certain state net operating loss carryforwards incurred for periods beginning on or after January 1, 2018 would not expire unused because they can be carried forward indefinitely. Our unused U.S. federal net operating losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such losses, but those losses arising in taxable years beginning after December 31, 2017 may not be carried back. Moreover, for taxable years beginning after December 31, 2017, the deductibility of our U.S. federal net operating losses is limited to 80% of our taxable income in any future taxable year. In addition, under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be further limited if we experience an “ownership change.” An ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage (by value) within a rolling three-year period. Similar rules may apply under state tax laws. We may have experienced an ownership change in the past, and future issuances of our stock could cause an ownership change. It is possible that any such ownership change could have a material effect on the use of our net operating loss carryforwards or other tax attributes accrued prior to such ownership change, which could adversely affect our profitability.

Risks Related to Our Operating Results and Financial Condition

We have a history of losses and may not achieve profitability in the future.

We generated net losses of $77.8 million in 2021, $85.0 million in 2020, and $53.7 million in 2019. As of December 31, 2021, we had an accumulated deficit of $561.0 million. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to grow our marketing, sales, customer service, operations, and content management operations, develop and enhance our CRM Platform, scale our data center infrastructure and services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Annual on Form 10-K, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

From time to time, we may invest funds in social impact investment funds, and may receive no return on our investment or lose our entire investment.

From time to time, we may invest in social impact investment funds. For example, in December 2020, we committed to invest $12.5 million in the Black Economic Development Fund (“BEDF”) by December 2023. On March 9, 2021, we made a contribution of $2.3 million in cash in the BEDF. On June 22, 2021, we made an additional contribution of $0.8 million in cash for an aggregate of 5.0% ownership interest and income share in the BEDF. The BEDF is managed by the Local Initiatives Support Corporation (“LISC”), which expects to make investments from the BEDF in the form of bank deposits, bridge financing, and other financing to Black-led businesses, financial institutions, and anchor institutions. In December 2021, we invested the remaining commitment of $7.5 million in support of Minority Depository Institutions to help close the racial wealth, health and opportunity gap. There is no guarantee as to the performance of this investment or any similar investments we make in the future. Depending on the performance of this investment and future investments we may make, we may not receive any return on our investment or we may lose our entire investment, which could have an adverse effect on our business.

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
•
attracting new customers for our marketing, sales, customer service, operations, and content management software, increasing our existing customers’ use of our platform and providing our customers with excellent customer support;
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

We incurred indebtedness in the aggregate principal amount of $400.0 million in connection with the issuance of our 0.25% convertible senior notes due June 1, 2022 (the “2022 Notes”). In June 2020, the Company exchanged approximately $272.1 million in aggregate principal amount of the 2022 Notes in privately-negotiated transactions for an aggregate of approximately $283.0 million in cash and 1.6 million shares of common stock. As of December 31, 2021, $19.4 million of principal remains outstanding on the 2022 Notes. In June 2020, concurrent with the partial repurchase of the 2022 Notes, we incurred indebtedness in the aggregate principal amount of $460.0 million in connection with the issuance of our 0.375% convertible senior notes due June 1, 2025 (the “2025 Notes”) and together with the 2022 Notes (the “Notes”). Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

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

Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended December 31, 2021 was equal to or greater than 130% of the conversion price of $94.77 on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof on the business day immediately preceding February 1, 2022. In 2021, the Company settled approximately $106.5 million of the principal balance of the 2022 Notes in cash. On or after February 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time. As of February 11, 2022, the Company has not received additional conversion notices. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended December 31, 2021 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2025 Notes are convertible at the option of the holders thereof during the calendar quarter ending March 31, 2022. Between the end of the most recently completed fiscal quarter and February 11, 2022, the Company settled $0.9 million of principal balance of the 2025 Notes in cash in response to conversion notices received prior to December 31, 2021. As of February 11, 2022, the Company has not received additional conversion notices. Whether the Notes that remain outstanding will be convertible following the calendar quarter ending December 31, 2021 will depend on the continued satisfaction of this condition or another conversion condition in the future. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share, our stock price has ranged from $25.79 to $866.00 through December 31, 2021. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

As a public company we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and the rules and regulations of the New York Stock Exchange (the “NYSE”). We expect that compliance with these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes-Oxley Act (“Section 404”), requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. Our compliance with applicable provisions of Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Furthermore, investor perceptions of our company may suffer if deficiencies are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these requirements effectively or efficiently, it could harm our operations, financial reporting, or financial results and could result in an adverse opinion on our internal controls from our independent registered public accounting firm. In addition, as a result of our hybrid culture, many of our employees – including those critical to maintaining an effective system of disclosure controls and internal control over financial reporting – are working, and are expected to continue to work for the near term, in a remote environment and not in the office environment from which they have historically performed their duties. We have limited experience maintaining effective control systems with our employees working in remote environments, and risks that we have not contemplated may arise and result in our failure to maintain effective disclosure controls or internal control over financial reporting.

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

General Risks

The continuing effects of the COVID-19 pandemic are highly unpredictable and could be significant, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.

The COVID-19 pandemic and virus containment measures taken by federal and state governments have resulted in, and are expected to continue to result in, business slowdowns or shutdowns, weakened economic conditions, economic uncertainty, and volatility in the financial markets, both regionally and worldwide. We have continued to conduct business during the COVID-19 pandemic with substantial modifications to employee travel and where employees work, as well as virtualization, postponement, or cancellation of certain events, among other changes. We have begun to slowly re-open our offices on a staggered, region-by-region basis in accordance with local authority guidelines, we continue to actively monitor the situation and have taken and may take further actions to alter our business operations as may be required by federal, state, or local authorities. Although we have been able to navigate workplace restrictions and limitations with minimal disruptions to our business operations to date, we may further modify our business practices and real estate needs in response to the risks and negative impacts caused by the COVID-19 pandemic, but we cannot be certain that these measures will continue to be successful. We continue to actively monitor the situation and may take further actions to alter our business operations as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders, including in response to outbreaks and variants.

While we have not been materially adversely affected to date, the conditions caused by the pandemic may affect the rate of spending on software products and may adversely affect our customers’ ability or willingness to purchase our offerings; the timing of our current or prospective customers’ purchasing decisions; pricing discounts or extended payment terms; reductions in the amount or duration of customers’ subscription contracts; or increase customer attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance. If the pandemic and its residual effects have a substantial impact on the ability of our customers to purchase our offerings, our results of operations, and overall financial performance may be harmed.

The extent to which the pandemic impacts our business operations in future periods will depend on multiple factors that cannot be accurately predicated at this time, such as the duration and scope of the pandemic, future spikes of COVID-19 infections (including the spread of variants or mutant strains, and the degree of transmissibility and severity thereof), the extent and effectiveness of containment actions, the disruption caused by such actions, and the impact of these and other factors on our employees, customers, partners and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed. In addition, supply chain disruption and resulting inflationary pressures, a global labor shortage, the ebb and flow of COVID-19, including in specific geographies, and changes in economic policy could impact our outlook.

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

We face exposure to movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. As we have expanded our international operations, our exposure to exchange rate fluctuations has increased, in particular with respect to the Euro, British Pound Sterling, Australian Dollar, Singapore Dollar, Japanese Yen, Colombian Peso, and Canadian Dollar. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when re-measured, may differ materially from expectations. In addition, our operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. Furthermore, global political events, including Brexit and similar geopolitical developments, fluctuating commodity prices and trade tariff developments, have caused global economic uncertainty, which could amplify the volatility of currency fluctuations. Such volatility, even when it increases our revenues or decreases our expenses, impacts our ability to predict our future results and earnings accurately. Although we may apply certain strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications. Additionally, as we anticipate growing our business further outside of the United States, the effects of movements in currency exchange rates will increase as our transaction volume outside of the United States increases.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. Properties

We occupy approximately 447,000 square feet of office space in Cambridge, Massachusetts pursuant to lease agreements that expire through 2035. We also maintain a number of international offices across the world. We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

As of February 11, 2022, we had 30 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

The following graph shows a comparison of the cumulative total return for our common stock, the Nasdaq Computer Index and the S&P 500 Index for each of the last six fiscal years ended December 31, 2021. The graph assumes an initial investment of $100 in each of the Company’s common stock, the Nasdaq Computer Index and the S&P 500. Such returns are based on historical results and are not intended to suggest future performance.

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
HubSpot	$100	$83	$157	$223	$281	$704	$1,171
S&P 500 Index	$100	$110	$131	$123	$158	$184	$233
Nasdaq Computer Index	$100	$112	$156	$150	$226	$338	$466

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information regarding securities authorized for issuance.

Outstanding Convertible Senior Notes, Convertible Note Hedges, Capped Call Options and Warrants

In May 2017, we issued $400.0 million aggregate principal amount of 0.25% convertible senior (the “2022 Notes”) due June 1, 2022, of which $272.1 million was repurchased in June 2020 and $2.8 million was settled in cash during the fourth quarter of 2021. As of December 31, 2021, $19.4 million of principal remains outstanding on the 2022 Notes. Also in June 2020, we issued $460 million aggregate principal amount of convertible senior notes due June 1, 2025 (the “2025 Notes”).

In connection with the offering of the 2022 Notes, the Company entered into convertible note hedge transactions (the “Convertible Note Hedges”) with certain counterparties in which the Company has the option to purchase (subject to adjustment for certain specified events) shares of the Company’s common stock at a price of approximately $94.77 per share. In addition, the Company sold warrants (the “Warrants”) to certain bank counterparties whereby the holders of the warrants have the option to purchase (subject to adjustment for certain specified events) shares of the Company’s common stock at a price of $115.8 per share. In connection with the offering of the 2025 Notes, the Company purchased capped call options (“Capped Call Options”) that give the Company the option to purchase up to approximately 1.6 million shares of its common stock for $282.52 per share. As of December 31, 2021, Convertible Note Hedges corresponding to approximately 0.2 million shares of the Company’s common stock and Warrants corresponding to approximately 1.3 million shares of the Company’s common stock remain outstanding. See Note 9 in the Notes to the Consolidated Financial Statements for more information.

ITEM 6. Selected Consolidated Financial Data

Not Applicable.

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

Company Overview

We provide a cloud-based customer relationship management (“CRM”) Platform. Our CRM Platform is comprised of Marketing Hub, Sales Hub, Service Hub, content management system ("CMS") Hub, and Operations Hub as well as other tools, integrations, and a native payment solution that enable companies to attract, engage, and delight customers throughout the customer experience.

At the core of our CRM Platform is our CRM that our customers use which creates a single view of all interactions a prospective or existing customer has with their marketing, sales and customer service teams. The CRM shares data across every application in the CRM Platform, automatically informing more personalized emails, website content, ads, and conversations, and enables more accurate timing cues for our customer’s internal teams. Our CRM Platform was built to easily and seamlessly integrate third party applications to further customize to an individual company’s industry or needs. In addition, an end-to-end payment solution, Payments, is built within our CRM Platform which enables customers to streamline their payment process.

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

We focus on selling to mid-market business-to-business, or B2B, companies, which we define as companies that have between two and 2,000 employees. While our CRM Platform was built to grow with any company, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving this market segment. These mid-market businesses seek an integrated, easy-to-implement and easy-to-use solution to reach customers and compete with organizations that have larger marketing, sales, and customer service budgets. We efficiently reach these businesses at scale through our proven inbound methodology, our Solutions Partners, and our “freemium” model. A Solutions Partner is a service provider that helps businesses with strategy, execution, and implementation of go-to-market activities and technology solutions. Our freemium model attracts customers who begin using our CRM Platform through our free products and then upgrade to our paid products. As of December 31, 2021, we had 5,895 full-time employees and 135,442 Customers of varying sizes in more than 120 countries, representing almost every industry.

Our CRM Platform is a multi-tenant, single code-based and globally available software-as-a-service product delivered through web browsers or mobile applications. We sell our CRM Platform on a subscription basis. Our total revenue increased to $1.3 billion in 2021, from $883.0 million in 2020, and from $674.9 million in 2019, representing year-over-year increases of 47% in 2021 and 31% in 2020. We had net losses of $77.8 million in 2021, $85.0 million in 2020, and $53.7 million in 2019, primarily due to investments in our growth.

We derive most of our revenue from subscriptions to our cloud-based CRM Platform and related professional services, which consist of customer on-boarding, training and consulting services. Subscription revenue accounted for 97% of our total revenue for the years ended December 31, 2021 and 2020, and 96% of our total revenue for the year ended December 31, 2019. We sell multiple product plans at different base prices on a subscription basis, each of which includes our CRM and integrated applications to meet the needs of the various customers we serve. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We also generate additional revenue based on the purchase of additional subscriptions and products, and the number of account users and subdomains. Most of our customers’ subscriptions are one year or less in duration.

Subscriptions are billed in advance on various schedules. Because the mix of billing terms for orders can vary from period to period, the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. Accordingly, we do not believe that change in deferred revenue is an accurate indicator of future revenue.

Many of our customers purchase on-boarding, training, and consulting services, as well as other tools and Payments, which are designed to help customers enhance their ability to attract, engage and delight their customers using our CRM Platform. We also generate revenue from a number of revenue-share agreements with other companies based on mutually agreed upon terms. Professional services and other revenue accounted for 3% of total revenue for the year ended December 31, 2021 and 2020, and 4% of total revenue for the year ended December 31, 2019.

We have focused on rapidly growing our business and plan to continue to make investments to help us address some of the challenges facing us to support this growth, such as demand for our CRM Platform by existing and new customers, significant competition from other providers of marketing, sales, customer service, operations, and content management software and related applications and rapid technological change in our industry.

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

While the pandemic has not had a material adverse financial impact on our business to date, the broader implications of the pandemic on our results of operations and overall financial performance will depend on future developments and conditions. See Part I, Item 1A. "Risk Factors" for further discussion of the impact and possible future impacts of the pandemic on our business.

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

	Year Ended December 31,
	2021	2020	2019
Customers	135,442	103,994	73,483
Average Subscription Revenue per Customer	$10,486	$9,582	$9,920
Net Revenue Retention	115.2%	102.3%	99.9%

Customers. We believe that our ability to increase our customer base is an indicator of our market penetration, the growth of our business, and our potential future business opportunities as we continue to expand our sales force and invest in marketing efforts. We define our Customers at the end of a particular period as the number of business entities with one or more paid subscriptions to our CRM Platform either purchased directly with us or purchased from a Solutions Partner. We do not include in Customers business entities with one or more paid subscriptions solely for our legacy Sales Hub ($10) product or any PieSync product. A single customer may have separate paid subscriptions to our CRM Platform, but we count these as one Customer if certain customer-provided information such as company name, URL, or email address indicate that these subscriptions are managed by the same business entity.

Average Subscription Revenue per Customer. We believe that our ability to increase the Average Subscription Revenue per Customer is an indicator of our ability to grow the long-term value of our existing customer relationships. We define Average Subscription Revenue per Customer during a particular period as subscription revenue, excluding revenue from our legacy Sales Hub ($10) and PieSync products, from our Customers during the period divided by the average Customers during the same period.

Net Revenue Retention. We believe that our ability to retain and expand a customer relationship is an indicator of the stability of our revenue base and the long-term value of our Customers. Net Revenue Retention is a measure of the percentage of recurring revenue retained from customers over a given period of time. Our Net Revenue Retention for a given period is calculated by first dividing Retained Subscription Revenue by Retention Base Revenue in the given period, calculating the weighted average of these rates using the Retention Base Revenue for the period, and then annualizing the resulting rates. A definition of each of the key terms used to calculate Net Revenue Retention is included below.

Retained Subscription Revenue. Contractual Monthly Subscription Revenue of the same cohort of Customers as those that comprise the Retention Base Revenue at the end of the same month.

Retention Base Revenue. Contractual Monthly Subscription Revenue of our Customers as of the beginning of each month.

Contractual Monthly Subscription Revenue. The subscription fees contractually committed to be paid for a full month under our Customer agreements, converted into USD at fixed rates that are held consistent over time, excluding commissions owed to our Solutions Partners.

Key Components of Consolidated Statements of Operations

Revenue

We derive our revenue from two major sources, revenue from subscriptions to our CRM Platform and professional services and other revenue consisting mainly of on-boarding, training, and consulting services fees.

Subscription based revenue is derived from customers using our CRM Platform for their inbound marketing, sales, service, operations, and content management needs. Our CRM Platform features integrated applications that create a cohesive and adaptable customer experience. These integrated applications include SEO, blogging, website content management, messaging, chatbots, social media, marketing automation, email, predictive lead scoring, sales productivity, ticketing and helpdesk tools, customer NPS surveys, analytics, and reporting. Subscriptions are billed in advance on various schedules. All subscription fees that are billed in advance of service are recorded in deferred revenue. Subscription based revenue is recognized net of consideration paid to Solutions Partners when those Solutions Partners purchase a subscription to our CRM Platform.

Professional services and other revenue are derived primarily from customer on-boarding, training, and consulting services. These services provided to customers typically involve an implementation specialist. An implementation specialist will typically work with our customers to enhance their understanding of how to attract leads and convert them into customers through SEO, social media, blogging and other content. Training is generally sold in connection with a customer’s initial subscription and is billed in advance. The training is also available to be purchased separately following a customer’s purchase of its initial subscription and our Solutions Partners routinely provide the same training to customers. We also derive revenue from processing fees from Payments and from a number of revenue-share agreements with other companies based on mutually agreed upon terms.

Cost of Revenue, Operating and Other Expenses

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

Cost of professional services and other revenue consists primarily of personnel costs of our professional services organization, including salaries, benefits, bonuses and stock-based compensation, amortization of capitalized software development costs associated with our internally built software platform, as well as professional fees and allocated overhead costs.

We expect that the cost of subscription and professional services and other revenue will increase in absolute dollars as we continue to invest in growing our business. We expect stock-based compensation to increase on an absolute dollar value basis due to anticipated headcount growth, continued investment in stock-based awards, and a shift in stock award vesting schedules from four years to three years beginning in 2022. Over time, we expect to gain benefits of scale associated with our costs of hosting our CRM Platform relative to subscription revenues, resulting in improved subscription gross margin, exclusive of stock-based compensation. We expect professional services and other margins to range from a moderate loss to breakeven for the foreseeable future, exclusive of stock-based compensation.

Research and Development

Research and development expenses consist primarily of personnel costs of our development team, including payroll, benefits and stock-based compensation expense, professional and contractor fees and allocated overhead costs. We capitalize certain software development costs that are attributable to developing new products and adding incremental functionality to our CRM Platform and amortize such costs as costs of subscription revenue over the estimated life of the new product or incremental functionality, which is generally two years. We also capitalize certain development costs that are attributable to developing our internally developed software platforms and amortize such costs throughout the consolidated statement of operations over the estimated life of our internally developed software platforms, which is generally five years. We focus our research and development efforts on improving our products and developing new ones, delivering new functionality and enhancing the customer experience. We believe delivering new functionality for our customers is an integral part of our solution and provides our customers with access to a broad array of options and information critical to their marketing, sales, and customer service efforts. We expect to continue to make investments in and expand our offerings to enhance our customers’ experience and satisfaction and attract new customers. We expect stock-based compensation to increase on an absolute dollar value basis due to anticipated headcount growth, continued investment in stock-based awards, and a shift in stock award vesting schedules from four years to three years beginning in 2022. We expect research and development expenses to increase in absolute dollars as we continue to increase the functionality of our CRM Platform.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs of our sales and marketing employees, including sales commissions and incentives, benefits and stock-based compensation expense, marketing programs, including lead generation, costs of our annual INBOUND conference, other brand building expenses, amortization of capitalized software development costs associated with our internally built software platforms, professional and contractor fees and allocated overhead costs. We defer certain sales commissions related to acquiring new contracts and amortize them ratably over a period of benefit that we have determined to be approximately one to three years. Sales and marketing expenses also include commissions paid to our Solutions Partners in instances where the end customer purchases and pays for a subscription to our CRM Platform.

We plan to continue to expand sales and marketing to grow our customer base and increase sales to existing customers. This growth will include adding sales personnel and expanding our marketing activities to continue to generate additional leads and build brand awareness. We expect sales and marketing expenses will increase absolute dollars as a result of hiring net new quota-carrying sales representatives in the United States and worldwide and adding to our marketing staff. We expect stock-based compensation to increase on an absolute dollar value basis due to anticipated headcount growth, continued investment in stock-based awards, and a shift in stock award vesting schedules from four years to three years beginning in 2022. Over time, we expect sales and marketing expenses will decline as a percentage of total revenue, exclusive of stock-based compensation.

General and Administrative

General and administrative expenses consist of personnel costs and related expenses for executive, finance, legal, human resources, employee-related information technology, administrative personnel, including payroll, benefits and stock-based compensation expense, professional fees for external legal, accounting and other consulting services, amortization of capitalized software development costs associated with our internally built software platforms, and allocated overhead costs. We expect stock-based compensation to increase on an absolute dollar value basis due to anticipated headcount growth, continued investment in stock-based awards, and a shift in stock award vesting schedules from four years to three years beginning in 2022. We expect that general and administrative expenses will increase on an absolute dollar basis but decrease as a percentage of total revenue, exclusive of stock-based compensation expense, as we focus on processes, systems and controls to enable our internal support functions to scale with the growth of our business. We also anticipate continuing increases to general and administrative expenses as we incur the costs of compliance associated with being a publicly traded company, including audit and consulting fees.

Other Expense

Interest income primarily consists of interest earned on invested cash and cash equivalents balances and investments. Interest expense primarily consists of amortization of the debt discount, issuance costs and contractual interest expense related to our Notes, and the loss on early extinguishment of our 2022 Notes. Other income (expense) primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities, any gains or losses on our strategic investments, and our proportionate share of net earnings and losses on our equity method investments.

Income Tax Expense

Income tax expense consists of current and deferred taxes for U.S. and foreign jurisdictions. We have historically had a taxable loss in our most significant jurisdiction, the U.S., and a full valuation allowance against the majority of our deferred tax assets. We expect this to continue in the near term.

Results of Operations

The following tables set forth certain consolidated financial data in dollar amounts and as a percentage of total revenue.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Revenue:
Subscription	$1,258,319	$853,025	$646,266
Professional services and other	42,339	30,001	28,594
Total revenue	1,300,658	883,026	674,860
Cost of revenue:
Subscription	211,132	130,685	98,510
Professional services and other	47,725	36,274	31,448
Total cost of revenue	258,857	166,959	129,958
Gross profit	1,041,801	716,067	544,902
Operating expenses:
Research and development	301,970	205,589	158,237
Sales and marketing	649,681	452,081	340,685
General and administrative	144,949	109,225	92,971
Total operating expenses	1,096,600	766,895	591,893
Loss from operations	(54,799)	(50,828)	(46,991)
Other expense:
Interest income	1,173	7,773	19,429
Interest expense	(30,282)	(37,049)	(22,818)
Other income (expense)	10,090	(711)	(393)
Total other expense	(19,019)	(29,987)	(3,782)
Loss before income tax expense	(73,818)	(80,815)	(50,773)
Income tax expense	(4,019)	(4,216)	(2,973)
Net loss	$(77,837)	$(85,031)	$(53,746)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Subscription	97%	97%	96%
Professional services and other	3	3	4
Total revenue	100	100	100
Cost of revenue:
Subscription	16	15	15
Professional services and other	4	4	5
Total cost of revenue	20	19	19
Gross profit	80	81	81
Operating expenses:
Research and development	23	23	23
Sales and marketing	50	51	50
General and administrative	11	12	14
Total operating expenses	84	87	88
Loss from operations	(4)	(6)	(7)
Total other expense	(1)	(3)	(1)
Loss before income tax expense	(6)	(9)	(8)
Income tax expense	(0)	(0)	(0)
Net loss	(6)%	(10)%	(8)%

* Percentages are based on actual values. Totals may not sum due to rounding.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Revenue

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Subscription	$1,258,319	$853,025	$405,294	48%
Professional services and other	42,339	30,001	12,338	41%
Total revenue	$1,300,658	$883,026	$417,632	47%

Subscription revenue increased during 2021 due to an increase throughout the year in Customers, which grew from 103,994 as of December 31, 2020 to 135,442 as of December 31, 2021. Average Subscription Revenue per Customer increased from $9,582 for the year ended December 31, 2020 to $10,486 for the year ended December 31, 2021. The growth in Customers was primarily driven by our increased sales representative capacity to meet market demand as well as an increase in demand primarily for our Professional and Enterprise products. The increase in average subscription revenue per customer was primarily driven by an increase in demand for our Professional and Enterprise products, product upgrades by existing customers and impact from customer mix.

Professional services and other revenue increased during 2021 primarily due to the increase in Customers and from the delivery of on-boarding, training, and consulting services for the additional subscriptions sold, as well as additional advertising revenue generated from our acquisition of the Hustle, which will not recur, and fees earned from Payments and revenue share arrangements with third parties.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Total cost of revenue	$258,857	$166,959	$91,898	55%
Gross profit	1,041,801	716,067	325,734	45%
Gross margin	80%	81%

Total cost of revenue increased during 2021 primarily due to an increase in subscription and hosting costs, employee-related costs, amortization of capitalized software development costs, and allocated overhead expenses, offset by a decrease in amortization of acquired technology due to certain acquired technology reaching the end of its useful life during the year ended December 31, 2020. Gross margin remained consistent year-over-year.

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Subscription cost of revenue	$211,132	$130,685	$80,447	62%
Percentage of subscription revenue	17%	15%

The increase in subscription cost of revenue for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to the following:

Change
(in thousands)
Subscription and hosting costs	$58,174
Employee-related costs	14,970
Amortization of capitalized software development costs	7,129
Allocated overhead expenses	1,578
Amortization of acquired technology	(1,404)
$80,447

Subscription and hosting costs increased primarily due to growth in our Customer base from 103,994 at December 31, 2020 to 135,442 at December 31, 2021. We also saw higher subscription and hosting costs as we launched an additional data center and continued to focus on the security, reliability and performance of our CRM Platform. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products and increased functionality. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business and expand headcount. Amortization of acquired technology decreased due to certain acquired technology reaching the end of its useful life during the year ended December 31, 2020.

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Professional services and other cost of revenue	$47,725	$36,274	$11,451	32%
Percentage of professional services and other revenue	113%	121%

The increase in professional services and other cost of revenue for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$9,550
Professional fees	1,766
Allocated overhead expenses	135
$11,451

Employee-related costs increased as a result of increased headcount as we continue to grow our professional services organization to support our customer growth. Professional fees increased as we continued to expand our Solutions Partners onboarding services program. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business and expand headcount.

Research and Development

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Research and development	$301,970	$205,589	$96,381	47%
Percentage of total revenue	23%	23%

The increase in research and development expense for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$83,583
Hosting expenses	4,629
Allocated overhead expenses	4,927
Professional fees	3,242
$96,381

Employee-related costs increased as a result of increased headcount as we continued to grow our engineering organization to develop new products, increase functionality and to maintain our existing CRM Platform. Hosting expense increased due to incremental spend associated with product development infrastructure that is unrelated to the hosting of our CRM Platform for paying Customers. In July of 2021, we launched a new data center and ongoing expenses related to the hosting of our CRM Platform on that data center have been classified as subscription cost of revenue. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business and expand headcount. Professional fees increased due to an increase in the use of third party services and contractors as we continued to grow our engineering organization.

Sales and Marketing

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Sales and marketing	$649,681	$452,081	$197,600	44%
Percentage of total revenue	50%	51%

The increase in sales and marketing expense for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$127,426
Marketing programs	26,653
Solutions Partner commissions	26,703
Allocated overhead expenses	9,617
Professional fees	6,892
Amortization of customer relationships	309
$197,600

Employee-related costs increased as a result of increased headcount as we continued to expand our selling and marketing organizations to grow our customer base. Marketing programs increased due to the timing and size of certain marketing efforts as we continue to make investments in attracting new customers. Solutions Partner commissions increased as a result of increased revenue generated through our partners. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business and expand headcount. Professional fees increased due to an increase in the use of third party services and contractors for our marketing efforts. Amortization of acquired intangible assets increased due to the amortization of customer relationships associated with our acquisition of the Hustle during 2021.

General and Administrative

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
General and administrative	$144,949	$109,225	$35,724	33%
Percentage of total revenue	11%	12%

The increase in general and administrative expense for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$20,693
Customer credit card fees	6,608
Allocated overhead expenses	4,626
Professional fees	3,797
$35,724

Employee-related costs increased as a result of increased headcount as we continue to grow our business and require additional personnel to support our expanded operations. Customer credit card fees increased due to increased customer transactions as we continue to grow our business. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business and expand headcount. Professional fees increased primarily due to an increase in legal and consulting services.

Other Expense

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Interest income	$1,173	$7,773	$(6,600)	(85)%
Percentage of total revenue	*	1%
Interest expense	$(30,282)	$(37,049)	$(6,767)	(18)%
Percentage of total revenue	(2)%	(4)%
Other income (expense)	$10,090	$(711)	$10,801	1519%
Percentage of total revenue	1%	*

* not meaningful

Interest income primarily consists of interest earned on invested cash and cash equivalents balances and investments. The decrease during the year is due to a decrease in yields on our investment balances.

Interest expense primarily consists of amortization of the debt discount and issuance costs and contractual interest expense related to our Notes, and the loss on early extinguishment of our 2022 Notes. The change in interest expense during 2021 was primarily due to the following:

Change
(in thousands)
Amortization of the debt discount and issuance costs and contractual interest expense related to our Notes	$(1,151)
Loss on early extinguishment of 2022 Convertible Notes	(5,616)
$(6,767)

Other income (expense) primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities and any gains or losses on our strategic investments. The change in other expense during 2021 is primarily due to the following:

Change
(in thousands)
Gain on strategic investments (Note 5)	$11,741
Foreign currency gains and losses	(940)
$10,801

Income Tax expense

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Income tax expense	$(4,019)	$(4,216)	$(197)	(5)%
Effective tax rate	5%	5%

Income tax expense consists of current and deferred taxes for U.S. and foreign income taxes. The decrease during 2021 was primarily driven by a non-recurring income tax benefit relating to the release of a portion of the Company’s valuation allowance, offset by increased income in jurisdictions outside of the United States that are profitable from a tax perspective. The release was due to recording net deferred tax liabilities related to the Hustle acquisition, which are a source of income to support the realizability of the Company’s pre-existing U.S. deferred tax assets.

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Revenue

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Subscription	$853,025	$646,266	$206,759	32%
Professional services and other	30,001	28,594	1,407	5%
Total revenue	$883,026	$674,860	$208,166	31%

Subscription revenue increased during 2020 due to an increase throughout the year in Customers, which grew from 73,483 as of December 31, 2019 to 103,994 as of December 31, 2020. Average Subscription Revenue per Customer decreased from $9,920 for the year ended December 31, 2019 to $9,582 for the year ended December 31, 2020. The growth in Customers was primarily driven by our increased sales representative capacity to meet market demand as well as our freemium product offering and lower priced starter products. The decrease in average subscription revenue per customer was driven primarily by the volume of continued purchases of our lower priced starter products.

The increase in professional services and other revenue resulted primarily from the increase in Customers and from the delivery of on-boarding services for the additional subscriptions sold, slightly offset by fewer classroom trainings being held due to social gathering restrictions and travel bans implemented due to the pandemic.

Total Cost of Revenue, Gross Profit and Gross Margin

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Total cost of revenue	$166,959	$129,958	$37,001	28%
Gross profit	716,067	544,902	171,165	31%
Gross margin	81%	81%

Total cost of revenue increased during 2020 primarily due to an increase in subscription and hosting costs, employee-related costs, amortization of capitalized software development costs, and allocated overhead expenses, offset by a decrease in amortization of acquired technology due to certain acquired technology reaching the end of its useful life during the year ended December 31, 2020. Gross margin remained consistent year-over-year.

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
$32,175

Subscription and hosting costs increased primarily due to growth in our Customer base from 73,483 at December 31, 2019 to 103,994 at December 31, 2020. Additionally, we saw higher subscription and hosting costs as we focus on the security, reliability and performance of our CRM Platform. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings, offset slightly by reduced discretionary spending as a result of the pandemic. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products and increased functionality. Allocated overhead expenses increased due to the expansion of our leased space and infrastructure as we continued to grow our business and expand headcount. Amortization of acquired technology decreased due to certain acquired technology reaching the end of its useful life during the year ended December 31, 2020.

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

The increase in general and administrative expense for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$7,008
Allocated overhead expenses	5,884
Customer credit card fees	3,362
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

Other Expense

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Interest income	$7,773	$19,429	$(11,656)	-60%
Percentage of total revenue	1%	3%
Interest expense	$(37,049)	$(22,818)	$(14,231)	62%
Percentage of total revenue	(4)%	(3)%
Other expense	$(711)	$(393)	$(318)	81%
Percentage of total revenue	*	*

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

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents provided by operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents (used in) and provided by financing activities for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cash and cash equivalents	$377,013	$378,123	$269,670
Working capital	836,100	1,011,420	787,235
Net cash and cash equivalents provided by operating activities	238,728	88,913	118,973
Net cash and cash equivalents used in investing activities	(179,508)	(215,567)	(316,194)
Net cash and cash equivalents (used in) provided by financing activities	(51,469)	222,460	359,342

Our cash and cash equivalents at December 31, 2021 were held for working capital purposes. We believe our working capital is sufficient to support our operations for at least the next 12 months. At December 31, 2021, $110.5 million of our cash and cash equivalents was held in accounts outside the United States. We do not assert indefinite reinvestment of our foreign earnings because these earnings have been subject to U.S. Federal tax. While we have concluded that any incremental tax incurred upon ultimate distribution of these earnings to be immaterial, our current plans do not demonstrate a need to repatriate undistributed earnings to fund our U.S. operations.

Net Cash and Cash Equivalents Provided by Operating Activities

Net cash and cash equivalents provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash and cash equivalents provided by operating activities during the year ended December 31, 2021 primarily reflected our net loss of $77.8 million, the portion of the repayment of the 2022 Notes attributable to the debt discount of $26.4 million, benefit from deferred income taxes of $2.9 million, gain on termination of operating leases of $4.3 million, and gains on strategic investments of $11.7 million, offset by non-cash expenses that included $45.2 million of depreciation and amortization, $166.8 million in stock-based compensation, $4.3 million amortization of bond discounts, $23.5 million of amortization of debt discount and issuance costs, loss on disposal of fixed assets of $6.5 million, and $4.9 million of loss on early extinguishment of 2022 Notes. Working capital sources of cash and cash equivalents primarily included a $127.7 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $31.4 million increase in right-of-use asset, and $58.2 million increase in accrued expenses and other liabilities. These sources of cash and cash equivalents were offset by a $10.6 million increase in accounts payable related to timing of bill payments, a $29.5 million decrease in operating lease liabilities, a $32.6 million increase in deferred commissions, a $1.1 million increase in prepaid and other assets, and a $34.1 million increase in accounts receivable as a result of increased billings to customers consistent with the overall growth of the business.

Net cash and cash equivalents provided by operating activities during the year ended December 31, 2020 primarily reflected our net loss of $85.0 million, the portion of the repayment of the 2022 Notes attributable to the debt discount of $49.0 million, benefit from deferred income taxes of $2.2 million and accretion of bond discounts of $3.7 million, offset by non-cash expenses that included $37.1 million of depreciation and amortization, $121.5 million in stock-based compensation, $10.5 million of loss on early extinguishment of 2022 Notes and $24.9 million of amortization of debt discount and issuance costs. Working capital sources of cash and cash equivalents primarily included a $72.6 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $26.0 million increase in accrued expenses, a $3.7 million increase in accounts payable related to timing of bill payments, and a $31.4 million increase in right-of-use asset. These sources of cash and cash equivalents were offset by a $31.6 million decrease in lease liabilities, a $30.0 million increase in accounts receivable as a result of increased billings to customers consistent with the overall growth of the business, $19.3 million increase in deferred commissions and a $17.0 million increase in prepaid and other assets.

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

Net Cash and Cash Equivalents Used in Investing Activities

Our investing activities have consisted primarily of purchases, maturities and sale of investments, property and equipment purchases, business acquisitions, purchases of strategic investments, an equity method investment and capitalization of software development costs. Capitalized software development costs are related to new products or improvements to our existing software platform that expands the functionality for our customers.

Net cash and cash equivalents used in investing activities during the year ended December 31, 2021 consisted primarily of $1.5 billion purchases of investments, $28.7 million of purchased property and equipment, a $16.8 million business acquisition, $13.1 million of purchases of strategic investments, $3.1 million in an equity method investment and $33.1 million of capitalized software development costs. These uses of cash were offset by $1.4 billion received related to the maturity of investments and $12.6 million received for sale of strategic investments.

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

Net Cash and Cash Equivalents (Used in) Provided by Financing Activities

Our financing activities have consisted primarily of our stock offerings, the various components of our 2022 Notes repayment, the various components of our 2025 Notes offering, the issuance of common stock under our stock plans, payments of employee taxes related to the net share settlement of stock-based awards, and repayments of our finance leases.

For the year ended December 31, 2021, cash used in financing activities consisted of $89.5 million used for repayment of the 2022 Notes attributable to the principal and $17.4 million used for payment of employee taxes related to the net share settlement of stock-based awards, offset by $9.0 million of proceeds from the settlement of the Convertible Note Hedges related to the 2022 Notes and $46.5 million of proceeds related to issuance of common stock under stock plans.

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

Liquidity and Capital Resources Considerations

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consists of operating lease liabilities that are included in our consolidated balance sheet and vendor commitments associated with agreements that are legally binding. As of December 31, 2021, the total obligation for operating leases is $386.0 million, of which $45.2 million is expected in the next twelve months. Our vendor commitment is $1.1 billion, of which $141.7 million is expected in the next twelve months. See Note 11 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Convertible Senior Notes

As of December 31, 2021, the carrying value was $18.9 million for our 2022 Notes and $383.9 million for our 2025 Notes. The interest rate is fixed at 0.25% for the 2022 Notes and 0.373% for the 2025 Notes. Interest is payable semi-annually in arrears on June 1 and December 1 of each year for both Notes. See Note 9 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Letters of Credit

As of December 31, 2021, we had a total of $3.0 million in letters of credit outstanding substantially in favor of certain landlords for office space. These irrevocable letters of credit are expected to remain in effect, in some cases, until 2029.

Off Balance Sheet Arrangements

We have no material off-balance sheet arrangements at December 31, 2021 or 2020 exclusive of items described above and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

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

Revenue Recognition

We generate revenue from arrangements with multiple performance obligations, which typically include subscriptions to our online software solutions and professional services which include on-boarding, training, and consulting services. Our customers do not have the right to take possession of the online software products. Revenue from online software products is recognized ratably over the subscription period beginning on the date the online software product is made available to customers. We recognize revenue from on-boarding, training and consulting services as the services are provided. Amounts billed that have not yet met the applicable revenue recognition criteria are recorded as deferred revenue.

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

Leases

We lease office facilities under non-cancelable operating leases that expire at various dates through February 2035. Certain leases contain optional termination dates.

We determine if an arrangement contains a lease at inception and do not separate lease and non-lease components of an arrangement determined to contain a lease. Operating leases with a duration of 12 months or less are excluded from right-of-use-assets and lease liabilities and related expense is recorded as incurred.

We use our estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of operating lease payments. To determine the estimated incremental borrowing rate, we use publicly available credit ratings for peer companies, and estimate the incremental borrowing rate using yields for maturities that are in line with the duration of the lease payments.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Recent Accounting Pronouncements in the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

ITEM 7A. Qualitative and Quantitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue, cost of revenue, and operating expenses denominated in currencies other than the U.S. dollar, primarily the Euro, British Pound Sterling, Australian dollar, Singaporean dollar, Japanese Yen, Colombian Peso and Canadian dollar. Since we translate foreign currencies into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results.

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

Market Risk and Market Interest Risk

In May 2017, we issued $400.0 million aggregate principal amount of 0.25% convertible senior due June 1, 2022, of which $272.1 million was repurchased in June 2020 and $2.8 million was settled in cash in the fourth quarter of 2021. As of December 31, 2021, $19.4 million of principal remains outstanding on the 2022 Notes. Also in June 2020, we issued $460.0 million aggregate principal amount of convertible senior notes due June 1, 2025. The fair value of our convertible senior notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Generally, the fair values of 2022 Notes and the 2025 Notes (the “Notes”) will increase as interest rates fall and decrease as interest rates rise. Additionally, we carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

The table below provides a sensitivity analysis of hypothetical 10% changes of our stock price as of December 31, 2021 and the estimated impact on the fair value of the Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such event may have on the fair value of the Notes.

2022 Notes

Hypothetical change in HubSpot stock price	Fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$148,282	$13,259	10%
No change	$135,023	$—	—
10% decrease	$121,322	$(13,702)	(10)%

2025 Notes

Hypothetical change in HubSpot stock price	Fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$1,194,387	$73,241	7%
No change	$1,121,146	$—	—
10% decrease	$986,238	$(134,909)	(12)%

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of HubSpot, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of HubSpot, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Capitalized software development costs – estimate of time and related costs eligible for capitalization

As described in Note 2 to the consolidated financial statements, the Company’s consolidated capitalized software development costs, net balance was $39.9 million as of December 31, 2021. The Company capitalizes certain software development costs for new offerings as well as upgrades to existing software platforms. Management determines the amount of internal software costs to be capitalized based on the amount of time spent by developers on projects in the application stage of development. There is judgment involved in estimating time allocated to a particular project in the application stage.

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

February 14, 2022

We have served as the Company’s auditor since 2016.

HUBSPOT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$377,013	$378,123
Short-term investments	820,962	873,073
Accounts receivable—net of allowance for doubtful accounts of $1,768 and $1,993 at December 31, 2021 and 2020, respectively	157,362	126,433
Deferred commission expense	59,849	44,576
Prepaid expenses and other current assets	38,388	34,716
Total current assets	1,453,574	1,456,921
Long-term investments	174,895	30,697
Property and equipment, net	96,134	101,123
Capitalized software development costs, net	39,858	24,943
Right-of-use assets	280,828	275,893
Deferred commission expense, net of current portion	42,681	28,296
Other assets	29,244	13,893
Intangible assets, net	10,565	10,282
Goodwill	47,075	31,318
Total assets	2,174,854	1,973,366
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	2,773	13,540
Accrued compensation costs	63,836	44,054
Accrued expenses and other current liabilities	74,457	37,184
Convertible senior notes	19,630	7,837
Operating lease liabilities	26,364	30,020
Deferred revenue	430,414	312,866
Total current liabilities	617,474	445,501
Operating lease liabilities, net of current portion	283,873	279,664
Deferred revenue, net of current portion	4,473	3,636
Other long-term liabilities	12,134	10,811
Convertible senior notes, net of current portion	383,101	471,099
Total liabilities	1,301,055	1,210,711
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value—500,000 shares authorized; 48,300 and 46,115 shares issued; 47,390 and 46,115 shares outstanding at December 31, 2021 and 2020, respectively	47	46
Additional paid-in capital	1,436,089	1,241,167
Accumulated other comprehensive (loss) income	(1,339)	4,603
Accumulated deficit	(560,998)	(483,161)
Total stockholders’ equity	873,799	762,655
Total liabilities and stockholders’ equity	$2,174,854	$1,973,366

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Subscription	$1,258,319	$853,025	$646,266
Professional services and other	42,339	30,001	28,594
Total revenue	1,300,658	883,026	674,860
Cost of Revenue:
Subscription	211,132	130,685	98,510
Professional services and other	47,725	36,274	31,448
Total cost of revenue	258,857	166,959	129,958
Gross profit	1,041,801	716,067	544,902
Operating expenses:
Research and development	301,970	205,589	158,237
Sales and marketing	649,681	452,081	340,685
General and administrative	144,949	109,225	92,971
Total operating expenses	1,096,600	766,895	591,893
Loss from operations	(54,799)	(50,828)	(46,991)
Other expense:
Interest income	1,173	7,773	19,429
Interest expense	(30,282)	(37,049)	(22,818)
Other income (expense)	10,090	(711)	(393)
Total other expense	(19,019)	(29,987)	(3,782)
Loss before income tax expense	(73,818)	(80,815)	(50,773)
Income tax expense	(4,019)	(4,216)	(2,973)
Net loss	(77,837)	(85,031)	(53,746)
Net loss per common share, basic and diluted	$(1.66)	$(1.90)	$(1.28)
Weighted average common shares used in computing basic and diluted net loss per common share:	46,891	44,757	42,025

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year ended December 31,
	2021	2020	2019
Net loss	$(77,837)	$(85,031)	$(53,746)
Other comprehensive loss:
Foreign currency translation adjustments	(4,712)	4,790	(213)
Changes in unrealized (loss) gain on investments, net of income taxes of ($44) in 2021, ($116) in 2020, and $156 in 2019.	(1,230)	149	600
Comprehensive loss	$(83,779)	$(80,092)	$(53,359)

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

	Common Stock, $0.001 Par Value		Treasury Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	$	Shares	$	Capital	Income (Loss)	Deficit	Total
Balances at January 1, 2019	39,300	$40	—	$—	$589,708	$(723)	$(344,384)	244,641
Issuance of common stock under stock plans, net of shares withheld for employee taxes	1,504	2	—	—	16,859	—	—	16,861
Stock-based compensation	—	—	—	—	99,185	—	—	99,185
Issuance of common stock in relation to common stock offering, net of offering costs incurred $365	2,151	2	—	—	342,628	—	—	342,630
Cumulative translation adjustment	—	—	—	—	—	(213)	—	(213)
Unrealized gain on investments, net of income taxes of $156	—	—	—	—	—	600	—	600
Net loss	—	—	—	—	—	—	(53,746)	(53,746)
Balances at December 31, 2019	42,955	$44	-	$—	$1,048,380	$(336)	$(398,130)	$649,958
Issuance of common stock under stock plans, net of shares withheld for employee taxes	1,565	-	—	—	22,174	—	—	22,174
Equity component of the 2025 Notes, net of issuance costs	—	—	—	—	96,610	—	—	96,610
Purchase of Capped Call Options	—	—	—	—	(50,600)	—	—	(50,600)
Equity component of the repayment of 2022 Notes	1,595	2	—	—	611	—	—	613
Stock-based compensation	—	—	—	—	123,102	—	—	123,102
Equity component of the 2022 Notes conversions	—	—	—	—	(172)	—	—	(172)
Settlement of Convertible Note Hedges	—	—	12	—	1,062	—	—	1,062
Cumulative translation adjustment	—	—	—	—	—	4,790	—	4,790
Unrealized gain on investments, net of income taxes of ($116)	—	—	—	—	—	149	—	149
Net loss	—	—	—	—	—	—	(85,031)	(85,031)
Balances at December 31, 2020	46,115	$46	12	$—	$1,241,167	$4,603	$(483,161)	$762,655
Issuance of common stock under stock plans, net of shares withheld for employee taxes	1,275	1	—	—	27,488	—	—	27,489
Equity component of the 2022 Notes conversions	898	1	—	—	(11,278)	—	—	(11,277)
Settlement of Convertible Note Hedges	(898)	(1)	898	—	8,985	—	—	8,984
Stock-based compensation	—	—	—	—	169,727	—	—	169,727
Cumulative translation adjustment	—	—	—	—	—	(4,712)	—	(4,712)
Unrealized loss on investments, net of income taxes of ($44)	—	—	—	—	—	(1,230)	—	(1,230)
Net loss	—	—	—	—	—	—	(77,837)	(77,837)
Balances at December 31, 2021	47,390	$47	910	$-	$1,436,089	$(1,339)	$(560,998)	873,799

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

The accompanying notes are an integral part of the consolidated financial statements

	Year Ended December 31,
	2021	2020	2019
Operating Activities:
Net loss	$(77,837)	$(85,031)	$(53,746)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities, net of acquisitions
Depreciation and amortization	45,159	37,060	28,793
Stock-based compensation	166,761	121,488	97,754
Loss on early extinguishment of 2022 Convertible Notes	4,892	10,507	—
Repayment of 2022 Convertible Notes attributable to the debt discount	(26,428)	(49,048)	—
Gain on termination of operating leases	(4,276)	—	—
Loss on disposal of fixed assets	6,468	—	—
Gain on strategic investments	(11,741)	—	—
Benefit from deferred income taxes	(2,869)	(2,185)	(799)
Amortization of debt discount and issuance costs	23,507	24,890	21,790
Amortization (accretion) of bond discount	4,275	(3,657)	(14,160)
Unrealized currency translation	1,304	(952)	(156)
Changes in assets and liabilities, net of acquisition
Accounts receivable	(34,107)	(29,971)	(15,428)
Prepaid expenses and other assets	(1,077)	(17,026)	(3,296)
Deferred commission expense	(32,560)	(19,288)	(9,666)
Right-of-use assets	31,418	31,406	22,657
Accounts payable	(10,608)	3,697	3,927
Accrued expenses and other current liabilities	58,209	26,020	7,819
Operating lease liabilities	(29,478)	(31,621)	(15,781)
Deferred revenue	127,716	72,624	49,265
Net cash and cash equivalents provided by operating activities	238,728	88,913	118,973
Investing Activities:
Purchases of investments	(1,484,762)	(1,517,357)	(1,304,847)
Maturities of investments	1,387,498	1,352,231	1,066,366
Sale of investments	—	10,932	—
Purchases of property and equipment	(28,726)	(37,274)	(40,372)
Capitalization of software development costs	(33,139)	(21,599)	(13,474)
Acquisition of a business, net of cash acquired	(16,810)	—	(23,314)
Proceeds from sale of strategic investments	12,620	—	—
Equity method investments	(3,100)	—	—
Purchase of strategic investments	(13,089)	(2,500)	(553)
Net cash and cash equivalents used in investing activities	(179,508)	(215,567)	(316,194)
Financing Activities:
Proceeds from issuance of 2025 Convertible Notes, net of issuance costs paid of $9.9 million	—	450,123	—
Proceeds from settlement of Convertible Note Hedges related to the 2022 Convertible Notes	8,985	363,554	—
Payments for settlement of Warrants related to the 2022 Convertible Notes	—	(327,543)	—
Repayment of 2022 Convertible Notes attributable to the principal	(89,525)	(235,993)	—
Payments for Capped Call Options related to the 2025 Convertible Notes	—	(50,600)	—
Proceeds from common stock offering, net of offering costs paid of $365	—	—	342,628
Repayment of debt	—	—	(333)
Employee taxes paid related to the net share settlement of stock-based awards	(17,439)	(7,424)	(6,247)
Proceeds related to the issuance of common stock under stock plans	46,510	30,371	23,578
Repayment of finance lease obligations	—	(28)	(284)
Net cash and cash equivalents (used in) provided by financing activities	(51,469)	222,460	359,342
Effect on exchange rate changes on cash and cash equivalents	(8,861)	6,831	(720)
Net increase in cash, cash equivalents and restricted cash	(1,110)	102,637	161,401
Cash, cash equivalents and restricted cash, beginning of year	381,152	278,515	117,114
Cash, cash equivalents and restricted cash, end of year	$380,042	$381,152	$278,515
Supplemental cash flow disclosure:
Cash paid for interest	$1,843	$1,512	$1,014
Cash paid for income taxes	$6,970	$2,306	$3,090
Right-of-use assets obtained in exchange for operating lease facilities	$92,131	$65,340	$105,496
Right-of-use asset reductions related to operating lease terminations	$(46,587)	$—	$—
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$470	$1,038	$4,606
Asset retirement obligations	$71	$773	$2,014

Issuance of common stock for repayment of 2022 Convertible Notes	$493,172	$336,289	$—

HUBSPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations

HubSpot, Inc. (the “Company”) provides a cloud-based CRM Platform, that enables companies to attract, engage, and delight customers throughout the customer experience. The Company’s CRM Platform, comprised of Marketing Hub, Sales Hub, Service Hub, CMS Hub, and Operations Hub features integrated applications, tools, and a native payment solution, that enable businesses to create a cohesive and adaptable customer experience.

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

Operating Segments —The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s chief executive officer, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.

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

A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except per share amounts)
Net loss	$(77,837)	$(85,031)	$(53,746)
Weighted-average common shares outstanding—basic	46,891	44,757	42,025
Dilutive effect of share equivalents resulting from stock options, RSUs, ESPP, Warrants and the Conversion Options	—	—	—
Weighted-average common shares outstanding-diluted	46,891	44,757	42,025
Net loss per common share, basic and diluted	$(1.66)	$(1.90)	$(1.28)

Since the Company incurred net losses for each of the periods presented, diluted net loss per share is the same as basic net loss per share. All of the Company’s outstanding stock options, RSUs, and shares issuable under the ESPP, as well as the Warrants and Conversion Options were excluded in the calculation of diluted net loss per share as the effect would be anti-dilutive.

The Company expects to settle the principal amount of the Notes (Note 9) in cash, and therefore, the Company uses the treasury stock method for calculating any potential dilutive effect of the Warrants and Conversion Options on diluted net income per share, if applicable. As a result, only the amount by which the conversion cost of the Notes, if settled in shares, exceeds the aggregated principal amount of the Notes (the “Conversion Spread”) is considered in the diluted earnings per share computation. The Conversion Spread has a dilutive impact on net income per share when the average market price of the Company’s common stock for a given period of time exceeds the initial conversion price of $94.77 per share for the 2022 Notes and $282.52 for the 2025 Notes. The average stock price for the year ended December 31, 2021 was $592.48.

Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended December 31, 2021 was equal to or greater than 130% of the conversion price of $94.77 on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof on the business day immediately preceding February 1, 2022. In 2021, the Company settled approximately $106.5 million of the principal balance of the 2022 Notes in cash. On or after February 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time. As of February 11, 2022, the Company has not received additional conversion notices. For disclosure purposes, the potentially dilutive effect of the Conversion Spread is calculated and included in the table below.

As the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended December 31, 2021 was equal to or greater than 130% of the conversion price of $282.52 on each applicable trading day, the 2025 Notes are convertible at the option of the holders thereof during the calendar quarter ended March 31, 2022. Between the end of the most recently completed fiscal quarter and February 11, 2022, the Company settled $0.9 million of principal balance of the 2025 Notes in cash in response to conversion notices received prior to December 31, 2021. As of February 11, 2022, the Company has not received additional conversion notices. For disclosure purposes, the potentially dilutive effect of the Conversion Spread is calculated and included in the table below.

The following table contains all potentially dilutive common stock equivalents.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Options to purchase common shares	584	1,020	1,489
RSUs	1,239	1,561	1,207
Conversion Option of the 2022 Notes and Warrants	1,326	1,873	3,104
Conversion Option of the 2025 Notes	1,020	318	—
ESPP	13	21	2

Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly-liquid investments with remaining maturities of three months or less at the date of purchase, consisting primarily of money-market funds.

Investments — Investments consist of commercial paper, corporate debt securities, U.S. Treasury securities, and U.S. Government agency securities. Securities having remaining maturities of more than three months at the date of purchase and less than one year from the date of the balance sheets are classified as short-term, and those with maturities of more than one year from the date of the balance sheet are classified as long-term in the consolidated balance sheets. The Company classifies its debt investments with readily determinable market values as available-for-sale. These investments are classified as investments on the consolidated balance sheets and are carried at fair market value, with unrealized gains and losses considered to be temporary in nature reported as accumulated other comprehensive loss, a separate component of stockholders’ equity. The Company reviews all investments for reductions in fair value that are other-than-temporary. When such reductions occur, the cost of the investment is adjusted to fair value through recording a loss on investments in the consolidated statements of operations. Gains and losses on investments are calculated on the basis of specific identification.

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

Equity method investments — Equity method investments generally consist of investments for which the Company has the ability to exercise significant influence, but does not have control and is not the primary beneficiary. Under the equity method of accounting, the Company's proportionate share of the net earnings or impairment charges on investments are reported in the consolidated statements of operations as other income (expense), net of tax, and increase or decrease the investment balance recorded on the balance sheet. Equity method investments are reviewed for indicators of other-than-temporary impairment on a quarterly basis. An equity method investment is written down to fair value if there is evidence of a loss in value which is other-than-temporary. The Company may estimate the fair value of its equity method investments by considering recent investee equity transactions and recent operating results.

Accounts Receivable and Allowance for Doubtful Accounts — Accounts receivable are carried at the original invoiced amount less an allowance for doubtful accounts based on the probability of future collection. The probability of future collection is based on specific considerations of historical loss patterns and an assessment of the continuation of such patterns based on past collection trends and known or anticipated future economic events that may impact collectability. The probability of future collection is also assessed by geography. To date, losses resulting from uncollected receivables have not exceeded estimates.

The following is a roll-forward of the Company’s allowance for doubtful accounts (in thousands):

	Balance Beginning of Period	Charged to Statement of Operations	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2021	$1,993	$6,144	$(6,369)	$1,768
Year ended December 31, 2020	$1,584	$8,501	$(8,092)	$1,993
Year ended December 31, 2019	$1,317	$7,895	$(7,628)	$1,584

(1) Deductions include actual accounts written-off, net of recoveries.

Restricted Cash —The Company had restricted cash of $3.0 million at December 31, 2021 and 2020 related to letters of credit for its leased facilities. The following table provides a reconciliation of the cash, cash equivalents and restricted cash within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows for the year ended December 31, 2021 and 2020.

	December 31, 2021	December 31, 2020
	(in thousands)
Cash and cash equivalents	$377,013	$378,123
Restricted cash, included in other assets	3,029	3,029
Total cash, cash equivalents, and restricted cash	$380,042	$381,152

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

Goodwill —Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization but is monitored annually for impairment or more frequently if there are indicators of impairment. Management considers the following potential indicators of impairment: significant underperformance relative to historical or projected future operating results, significant changes in the Company’s use of acquired assets or the strategy of the Company’s overall business, significant negative industry or economic trends and a significant decline in the Company’s stock price for a sustained period. The Company performs its annual impairment test on November 30. Currently, the Company’s goodwill is evaluated at the consolidated level as it has been determined there is one operating segment comprised of one reporting unit. When assessing goodwill for impairment the Company first performs a qualitative assessment to determine whether it is necessary to perform a quantitative analysis. If the Company determines it is unlikely that the reporting unit fair value is less than its carrying value then no quantitative assessment is performed. If the Company cannot determine that it is likely that the reporting unit fair value is more than its carrying value, then the Company performs a quantitative assessment. Based on the qualitative assessment performed on November 30, 2021, the Company determined it was unlikely that its reporting unit fair value was less than its carrying value and no quantitative assessment was required. There were no indicators that the Company’s goodwill had become impaired since that date, and as such, there was no impairment of goodwill as of November 30, 2021 or December 31, 2021.

For the years ended December 31, 2021, 2020 and 2019, the Company did not recognize an impairment charge.

Business Combinations — The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The purchase price allocation process requires management to make significant judgment with respect to intangible assets. Fair value and useful life determinations are based on, among other factors, estimates of future expected cash flows attributable to the acquired intangible asset and appropriate discount rates used in computing present values. Goodwill represents the excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed.

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

Advertising Expense —The Company expenses advertising as incurred, which is included in sales and marketing expense in the accompanying consolidated statements of operations. The Company incurred $37.3 million of advertising expense in 2021, $21.9 million in 2020, and $14.9 million in 2019.

Leases — The Company determines if an arrangement contains a lease at inception and does not separate lease and non-lease components of an arrangement determined to contain a lease. Operating leases are included in right-of-use ("ROU") assets, current operating lease liabilities and operating lease liabilities, net of current portion, on the Company’s consolidated balance sheet. Operating leases with a duration of 12 months or less are excluded from ROU assets and operating lease liabilities and related expense is recorded as incurred.

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

Lease expense for minimum lease payments for operating leases is recognized on a straight-line basis over the lease term. Improvement reimbursements from landlords are amortized through ROU assets on a straight-line basis as a reduction to rent expense over the terms of the corresponding leases.

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

Revenue Recognition — The Company generates revenue from arrangements with multiple performance obligations, which typically include subscriptions to its online software products and professional services which include on-boarding, training and consulting services. The Company’s customers do not have the right to take possession of the online software products. The Company recognizes revenue from contracts with customers using a five-step model, which is described below:

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

Identify performance obligations that are distinct

A performance obligation is a promise to provide a distinct good or service or a series of distinct goods or services. A good or service that is promised to a customer is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and a company’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. The Company has determined that subscriptions for its online software products are distinct because, once a customer has access to the online software product that it purchased, the online software product is fully functional and does not require any additional development, modification, or customization. Professional services sold are distinct because the customer benefits from the on-boarding, training and consulting to make better use of the online software products it purchased.

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

Recognize revenue as the performance obligations are satisfied

Revenues are recognized when or as control of the promised goods or services is transferred to customers. Revenue from online software products is recognized ratably over the subscription period beginning on the date the Company’s online software products are made available to customers. Most subscription contracts are one year or less. The Company recognizes revenue from on-boarding, training, and consulting services as the services are provided. Cash payments received in advance of providing subscription or services are recorded to deferred revenue until the performance obligation is satisfied.

Solutions Partner Commissions

The Company pays its Solutions Partners a commission based on the online software product sales price for sales to end-customers. The classification of the commission paid in the Company’s consolidated statements of operations depends on who purchases the online software product. In instances where an end-customer purchases from the Company, the commission paid to the Solutions Partner is recorded as sales and marketing expense. When a Solutions Partner purchases directly from the Company, the commission paid to the Solutions Partner is netted against the associated revenue recognized.

Concentrations of Credit Risk and Significant Customers —Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, investments and accounts receivable.

The Company's cash and cash equivalents are generally held with large financial institutions. Although the Company's deposits may exceed federally insured limits, the financial institutions that the Company uses have high investment-grade credit ratings and, as a result, the Company believes that, as of December 31, 2021, its risk relating to deposits exceeding federally insured limits was not significant.

The Company’s investments consist of highly rated corporate debt securities and U.S. Treasury securities. The Company limits the amount of investments in any single issuer, except U.S. Treasuries. The Company believes that, as of December 31, 2021, its concentration of credit risk related to investments was not significant.

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

At December 31, 2021 and 2020, there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue in any of the periods presented.

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

Capitalized Software Development Costs —Certain payroll and stock compensation costs incurred to develop functionality for the Company’s software and internally built software platforms, as well as certain upgrades and enhancements that are expected to result in enhanced functionality are capitalized. Certain implementation costs, including external direct costs, incurred during the development stage of cloud computing arrangements are also capitalized. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, the Company capitalizes certain software development costs for new offerings as well as upgrades to existing software platforms. Capitalized software development costs are amortized on a straight-line basis over their estimated useful life of two to five years. Management evaluates the useful lives of these assets on a quarterly basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

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

Capitalized software development costs, exclusive of those costs recorded within property and equipment, consisted of the following:

	December 31, 2021	December 31, 2020
	(in thousands)
Gross capitalized software development costs	$122,592	$85,630
Accumulated amortization	(82,734)	(60,687)
Capitalized software development costs, net	$39,858	$24,943

Amortization of capitalized software development costs, exclusive of costs recorded within property and equipment, was $23.0 million in 2021, $16.0 million in 2020, and $11.6 million in 2019. Amortization expense is included in cost of revenue in the consolidated statements of operations.

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

Accounting for uncertainty in income taxes recognized in the financial statements is in accordance with authoritative accounting guidance, which prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement.

Stock-Based Compensation — The Company accounts for all stock options and awards granted to employees and nonemployees using a fair value method. The measurement date for awards is generally the date of the grant. The fair value of the Company’s common stock is the closing price of the stock on the date of the grant. For stock options, the Black-Scholes option pricing model is used to measure the fair value of the grant. The expected term of options granted to employees was calculated using the simplified method, which represents the average of the contractual term of the option and the weighted-average vesting period of the option. The Company considers this appropriate as there is no other method that would be more indicative of exercise activity. The expected volatility for the Company’s common stock was based on an average of the historical volatility of a peer group of similar public companies. To determine the Company’s peer companies, the following criteria was used: software or software-as-a-service companies; similar histories and relatively comparable financial leverage; sufficient public company trading history; similar talent pool; and in similar businesses and geographical markets. The risk-free interest rate is based on the rate on U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future.

Stock-based compensation costs are recognized as expense over the requisite service period, which is generally the vesting period for awards, on a straight-line basis.

Recent Accounting Pronouncements— Recent accounting standards not included below are not expected to have a material impact on our consolidated financial position and results of operations.

Recent Accounting Pronouncements to be Adopted in 2022 and Future Periods:

In August 2020, the FASB issued guidance simplifying the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being bifurcated from the host contract and separately recognized as compared with current GAAP. In addition, it eliminates the treasury stock method for calculating diluted earnings per share for convertible instruments and requires the use of the if-converted method. The Company will early adopt the standard on January 1, 2022 using the modified retrospective method, which would result in a cumulative effect adjustment as of the date of adoption. The Company expects a material change on its consolidated balance sheet related to the recognition of convertible senior notes that was previously classified as equity. The Company also expects interest expense to decrease as non-cash interest expense due to the discount created by the separation of the equity component of its convertible instruments will be eliminated. The Company will also need to assume share settlement of the entire convertible debt instrument under the if-converted method therefore increasing the potentially dilutive common stock equivalents for the diluted earnings per share calculation. This will only have an impact on the Company if it is profitable.

In October 2021, the FASB issued guidance that requires companies to recognize and measure contract assets and contract liabilities acquired in a business combination, in accordance with the revenue recognition guidance, as if the acquirer had entered into the original contract at the same time and on the same terms as the acquiree. Generally, this will result in the acquirer recognizing contract assets and liabilities at the same amounts recorded by the acquiree as of the acquisition date. Under the current standard, an acquirer generally recognizes such items at fair value on the acquisition date. The Company will early adopt the standard on January 1, 2022 and will continue to evaluate the impact of this guidance, which will depend on the contract assets and liabilities acquired in future business combinations.

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

Deferred Revenue and Deferred Commission Expense

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue. Deferred revenue during the year ended December 31, 2021 increased by $118.4 million resulting from $1.4 billion of calculated billings and was offset by revenue recognized of $1.3 billion during the same period. $312.2 million of revenue was recognized during the year ended December 31, 2021 that was included in deferred revenue at the beginning of the period. As of December 31, 2021, approximately $376.6 million of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year. The Company expects to recognize revenue on approximately 93% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

Additional contract liabilities $2.5 million and $1.7 million were included in accrued expenses and other current liabilities as of December 31, 2021 and December 31, 2020.

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

Deferred commission expense during the year ended December 31, 2021 increased by $29.7 million as a result of deferring incremental costs of obtaining a contract of $96.5 million and was offset by amortization of $66.8 million during the same period.

4. Leases

The Company leases office facilities under non-cancelable operating leases that expire at various dates through February 2035.

Operating lease expense costs were $47.5 in 2021, $44.6 million in 2020, and $32.2 million in 2019.

The Company subleases some of its unused spaces to third parties. Operating sublease income generated under all operating lease agreements is as follows:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Operating sublease income	$4,954	$5,000	$2,498

The following table provides a reconciliation between non-cancelable lease commitments and lease liabilities as of December 31, 2021:

Operating leases
Lease commitments (Note 11)	$385,997
Less: Legally binding minimum lease payments for leases signed but not yet commenced	—
Less: Present value discount	75,760
Total lease liabilities	$310,237

During the year ended December 31, 2021, the Company terminated a lease for certain office facilities in Cambridge, Massachusetts and recorded a gain of $4.3 million. In connection with the lease termination, the Company recorded a loss of $6.5 million for the disposal of fixed assets. The net loss of $2.2 million is reported in the consolidated statements of operations as operating expense.

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

The following table provides weighted average remaining lease terms and weighted average discount rate for operating and finance leases as of December 31, 2021:

Weighted-average remaining lease term:	9.6 years
Weighted-average discount rate:	4.5%

Other Information

Cash payments related to operating lease liabilities were $49.5 million in 2021, $48.8 million in 2020, and $28.8 million in 2019.

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at December 31, 2021 and December 31, 2020 :

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$125,940	$—	$—	$125,940
Commercial paper	—	28,337	—	28,337
Corporate bonds	—	249,846	—	249,846
U.S. Government agency securities	—	22,466	—	22,466
U.S. Treasury securities	—	698,300	—	698,300
Restricted cash:
Money market funds	—	3,029	—	3,029
Total	$125,940	$1,001,978	$—	$1,127,918

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$172,485	$—	$—	$172,485
Commercial paper	—	12,233	—	12,233
Corporate bonds	—	116,371	—	116,371
U.S. Treasury securities	—	774,772	—	774,772
Certificates of deposit	—	394	—	394
Restricted cash:
Money market funds	—	3,029	—	3,029
Total	$172,485	$906,799	$—	$1,079,284

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents, and restricted cash (within other long-term assets) on the consolidated balance sheets. At December 31, 2021 and 2020, Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.

As of December 31, 2021, the fair value of the 2022 Notes was $135.0 million and the fair value of the 2025 Notes was $1.1 billion (Note 9). The fair value was determined based on the quoted price of the 2022 and 2025 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy.

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

Strategic investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the statement of operations. The Company held $17.8 million of strategic investments without readily determinable fair values at December 31, 2021 and $6.7 million of strategic investments without readily determinable fair values at December 31, 2020. These investments are included in prepaid and other current assets and other assets on the consolidated balance sheets. During the year ended December 31, 2021, two strategic investments had observable price changes and the Company adjusted the fair value of these investments by recording a gain of $11.7 million in the consolidated statements of operations as other income. For the year ended December 31, 2020, the Company recorded an impairment of $250 thousand. There were no adjustments to the carrying value of the strategic investments in 2019.

The Company also holds an equity method investment which represents an investment in a non-controlled company without a readily determinable market value. See Note 12 for more information on the equity method investment.

The following tables summarize the composition of our short- and long-term investments at December 31, 2021 and 2020:

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$25,245	$—	$—	$25,245
Corporate bonds	250,443	9	(606)	249,846
U.S. Government agency securities	22,504	—	(38)	22,466
U.S. Treasury securities	698,446	2	(148)	698,300
Total	$996,638	$11	$(792)	$995,857

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$12,233	$—	$—	$12,233
Corporate bonds	115,983	427	(39)	116,371
U.S. Treasury securities	774,667	105	—	774,772
Certificates of deposit	394	—	—	394
Total	$903,277	$532	$(39)	$903,770

For all of our securities for which the amortized cost basis was greater than the fair value at December 31, 2021 and 2020, the Company has concluded that there is no plan to sell the security nor is it more likely than not that the Company would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, the Company considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

Contractual Maturities

The contractual maturities of short-term and long-term investments held as follows:

	December 31, 2021		December 31, 2020
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
	( in thousands)
Due within one year	$821,101	$820,962	$872,637	$873,073
Due after 1 year and within 2 years	175,537	174,895	30,640	30,697
Total	$996,638	$995,857	$903,277	$903,770

6. Property and Equipment

Property and equipment consists of the following:

	December 31.
	2021	2020
	(in thousands)
Computer equipment and purchased software	$15,524	$15,128
Employee related computer equipment	32,230	20,802
Furniture and fixtures	20,180	20,204
Leasehold improvements	90,070	89,850
Internal-use software	20,616	12,528
Construction in progress	4,141	10,014
Total property and equipment	182,761	168,526
Less accumulated depreciation	(86,627)	(67,403)
Property and equipment, net	$96,134	$101,123

Depreciation and amortization expense was $23.9 million in 2021, $20.6 million in 2020, and $15.0 million in 2019.

Refer to Note 4 regarding the disposal of certain property and equipment associated with a lease termination.

The Company capitalized asset retirement costs of $4.1 million at December 31, 2021 and $4.4 million at December 31, 2020 within leasehold improvements and the related liability is within accrued expenses and other current liabilities and other long-term liabilities on the consolidated balance sheet. These costs represent future lease restoration obligations as required by Company’s leases.

The changes in the asset retirement obligation balance during the year ending December 31, 2021 and December 31, 2020 are as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Beginning balance	$4,884	$3,533
Additions	72	750
Accretion	267	236
Updates to estimated cash flows	(323)	365
Ending balance	$4,900	$4,884

7. Business Acquisitions

Hustle Con Media, Inc.

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

As part of the purchase price allocation, the Company recorded a net deferred tax liability for approximately $1.0 million related to the difference between the tax basis and fair value of the acquired intangible assets. This net deferred tax liability provided a source of additional income to support the realizability of the Company’s pre-existing, U.S. deferred tax assets. As the Company has recorded a full valuation allowance against its U.S. deferred tax assets, the Company released a portion of its valuation allowance and recorded a corresponding income tax benefit of $1.0 million in the consolidated statement of operations.

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

The Company has included the operating results of the Hustle in its consolidated financial statements since the date of the acquisition. The acquisition did not have a material effect on the revenue or earnings in the consolidated income statement for the reporting periods presented. The pro forma results of the Company as if the acquisition had taken place on the first day of 2019 were not materially different from the amounts reflected in the accompanying consolidated financial statements.

PieSync

On October 31, 2019, the Company acquired 100% of the equity interests of PieSync, a Belgian-based technology company that operates an integration platform as a service (“iPaaS”) solution which continuously syncs customer data bi-directionally across various software applications. PieSync is one of the only iPaaS technologies that provides both a current and historical two-way sync of customer data that operates in the background, which will offer customers a more efficient way of managing multiple applications. The total cash purchase price for the acquisition was $23.3 million, net of cash acquired, which includes a working capital settlement of $0.3 million. There was approximately $2.7 million of consideration that was not included in the purchase price allocation as it is not associated with pre-combination services. As of December 31, 2021, the consideration was earned in full and the Company recorded operating expenses of $1.1 million in 2021 and $1.6 million in 2020. The transaction costs associated with the acquisition were approximately $527 thousand and were recorded in general and administrative expense.

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

8. Intangible Assets and Goodwill

Intangible assets acquired through business combinations

Intangible assets as of December 31, 2021 and 2020 consist of the following:

	Weighted Average Remaining Useful Life	December 31,
		2021	2020
		(in thousands)
Acquired technology	32 Months	$17,569	$18,383
Customer relationships	36 Months	2,450	50
Trade name	2 Months	20	20
Accumulated amortization		(9,474)	(8,171)
Total		$10,565	$10,282

The estimated useful life of acquired technology is two to seven years and estimated useful life of customer relationships is four to seven years. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Amortization expense related to intangible assets was $1.3 million in 2021, $2.6 million in 2020, and $3.2 million in 2019. Amortization expense of acquired technology is included in cost of subscription revenue and amortization expense of customer relationships is included in sales and marketing expense in the consolidated statements of operations.

Estimated future amortization expense for intangible assets as of December 31, 2021 is as follows:

Years ended December 31,	Amortization Expense
(in thousands)
2022	$1,644
2023	2,048
2024	2,331
2025	2,309
2026	1,890
Thereafter	343
Total	$10,565

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired and is generally not deductible for tax purposes. Goodwill amounts are not amortized, but rather tested for impairment annually.

The changes in the carrying amounts of goodwill consist of the following:

(in thousands)
Balance as of December 31, 2019	$30,250
Effect of foreign currency translation	1,431
Measurement period adjustments	(363)
Balance as of December 31, 2020	31,318
The Hustle acquisition	16,987
Effect of foreign currency translation	(1,230)
Balance as of December 31, 2021	$47,075

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

Each $1,000 of principal amount of the 2025 Notes will initially be convertible into 3.5396 shares of the Company’s common stock (the “Conversion Option of the 2025 Notes”), which is equivalent to an initial conversion price of approximately $282.52 per share, subject to adjustment upon the occurrence of certain specified events. On or after March 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2025 Notes at any time. The 2025 Notes will be convertible at the option of the holders prior to the close of business on the business day immediately preceding March 1, 2025 under certain circumstances as described in the indenture governing the 2025 Notes (the “Indenture”). Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The Company expects to settle the principal amount of the 2025 Notes in cash. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended December 31, 2021 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2025 Notes are convertible at the option of the holders thereof during the calendar quarter ending March 31, 2022. Between the end of the most recently completed fiscal quarter and February 11, 2022, the Company settled $0.9 million of principal balance of the 2025 Notes in cash in response to conversion notices received prior to December 31, 2021. As of February 11, 2022, the Company has not received additional conversion notices.

The 2025 Notes are classified as long-term debt, except for $0.7 million classified as current as of December 31, 2021 for conversion notices received prior to year-end, for which the principal amount is expected to be cash-settled during the quarter ended March 31, 2022. The equity component of the 2025 Notes is classified as additional paid-in capital as the Company has the option to settle the principal amount in shares and the maturity date of the 2025 Notes is more than 12 months away. However, it is the Company’s intent to settle the principal amount of the 2025 Notes in cash.

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

The net carrying amount of the liability component of the 2025 Notes is as follows:

	As of December 31, 2021	As of December 31, 2020
	(in thousands)
Principal	$459,999	$460,000
Unamortized debt discount	(70,594)	(88,756)
Unamortized issuance costs	(5,544)	(6,973)
Net carrying amount	$383,861	$364,271

The net carrying amount of the equity component of the 2025 Notes is as follows:

	As of December 31, 2021	As of December 31, 2020
	(in thousands)
Debt discount for conversion option	$98,730	$98,730
Issuance costs	(2,120)	(2,120)
Net carrying amount	$96,610	$96,610

Interest expense related to the 2025 Notes is as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Contractual interest expense	$1,725	$987	$—
Amortization of debt discount	18,171	9,974	—
Amortization of issuance costs	1,428	784	—
Total interest expense	$21,324	$11,745	$—

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

2022 Convertible Senior Notes, Convertible Note Hedge and Warrant

In May 2017, the Company issued $350.0 million aggregate principal amount of 0.25% convertible senior notes due June 1, 2022 (the “2022 Notes”) in a private offering and an additional $50 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the initial purchasers of the 2022 Notes. The interest rate is fixed at 0.25% per annum and is payable semi-annually in arrears on June 1 and December 1 of each year. The total net proceeds from the debt offering, after deducting initial purchase discounts and debt issuance costs, were approximately $389.2 million.

Each $1,000 principal amount of the 2022 Notes are currently convertible into 10.5519 shares of the Company’s common stock (the “Conversion Option of the 2022 Notes”), which is equivalent to an initial conversion price of approximately $94.77 per share, subject to adjustment upon the occurrence of specified events. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended December 31, 2021 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2022 Notes are convertible at the option of the holders on the business day immediately preceding February 1, 2022. On or after February 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The Company expects to settle the principal amount of the 2022 Notes in cash. In 2021, the Company settled $106.5 million of principal balance of the 2022 Notes in cash. The Company compared the consideration attributed to the fair value of the debt component with the carrying value of the debt component, which includes the proportionate amounts of the unamortized debt discount and the remaining unamortized debt issuance costs and recorded a loss on early extinguishment of $4.9 million for the year ended December 31, 2021 within interest expense on the Company’s statements of operations. As of February 11, 2022, the Company has not received any conversion notices.

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

In June 2020, the Company used part of the net proceeds from the issuance of the 2025 Notes for the partial repurchase of the 2022 Notes, which consisted of a repurchase of $272.1 million aggregate principal amount of the 2022 Notes for an aggregate purchase price of approximately $283.0 in cash and approximately 1.6 million shares of its common stock at $207.17 per share. Of the $613.5 million in aggregate consideration, $248.7 million was allocated to the fair value of the debt component of the repurchase, and $364.8 million was allocated to the equity component (the associated Conversion Option of the 2022 Notes) of the repurchases, utilizing a discount rate of 4.9% to determine the fair value of the liability component. As of the partial repurchase date, the carrying value of the 2022 Notes subject to the 2022 Notes partial repurchase, net of unamortized debt discount and issuance costs, was $238.2 million. The 2022 Notes partial repurchase and issuance of the 2025 Notes were deemed to have substantially different terms due to the significant difference between the value of the conversion option immediately prior to and after the exchange, and accordingly, the 2022 Notes partial repurchase was accounted for as a debt extinguishment. The 2022 Notes partial repurchase resulted in a $10.5 million loss on early extinguishment of debt, which is recorded within interest expense on the Company’s statements of operations in 2020. In connection with the partial repurchase of the 2022 Notes, the consideration allocated to the equity component of $364.8 million was recorded as a reduction to additional paid-in capital on the Company’s consolidated balance sheet. The Company also reversed a corresponding portion of the associated deferred tax liability and increased the Company’s valuation allowance on its US deferred tax assets, resulting in no net deferred tax impact.

In connection with the partial repurchase of the 2022 Notes, the Company terminated Convertible Note Hedges corresponding to approximately 2.9 million shares of the Company’s common stock in exchange for cash consideration of $362.5 million, and certain counterparties terminated Warrants corresponding to approximately 2.9 million shares of the Company’s common stock in exchange for cash consideration of $327.6 million. The net proceeds of $34.9 million received from these transactions were recorded as an increase to additional paid-in capital. In the year ended December 31, 2021, the Company exercised and net-share-settled a portion of the Convertible Note Hedges, corresponding to approximately $106.5 million in principal amount of 2022 Notes and received approximately 0.9 million shares of common stock and a $9.0 million cash payment. As of December 31, 2021, Convertible Note Hedges giving the Company the option to purchase approximately 0.2 million shares of the Company’s common stock and Warrants giving certain counterparties the option to acquire up to 1.3 million shares of the Company’s common stock remain outstanding.

The 2022 Notes are classified as short-term debt and the equity component of the 2022 Notes is classified as additional paid-in capital. As of December 31, 2021, $19.4 million of principal remains outstanding on the 2022 Notes.

The net carrying amount of the liability component of the 2022 Notes is as follows:

	As of December 31, 2021	As of December 31, 2020
	(in thousands)
Principal	$19,382	$125,839
Unamortized debt discount	(477)	(10,397)
Unamortized issuance costs	(35)	(777)
Net carrying amount	$18,870	$114,665

The net carrying amount of the equity component of the 2022 Notes is as follows:

	As of December 31, 2021	As of December 31, 2020
	(in thousands)
Debt discount for conversion option	$5,136	$33,349
Issuance costs	(138)	(898)
Net carrying amount	$4,998	$32,451

Interest expense related to the 2022 Notes is as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Contractual interest expense	$154	$614	$1,000
Amortization of debt discount	3,636	13,150	20,277
Amortization of issuance costs	272	982	1,513
Total interest expense	$4,062	$14,746	$22,790

10. Segment Information and Geographic Data

As more fully described in the Company’s Summary of Significant Accounting Policies, the Company operates as one operating segment. Revenue and long-lived assets by geographic region, based on the physical location of the operations recording the revenue or the long-lived assets, respectively, are as follows:

Revenues by geographical region:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Americas	$797,986	$568,365	$456,568
Europe	390,379	243,811	168,452
Asia Pacific	112,293	70,850	49,840
Total	$1,300,658	$883,026	$674,860
Percentage of revenues generated outside of the Americas	39%	36%	32%

Revenue derived from customers outside the United States (international) was approximately 46% of total revenue in 2021, 43% of total revenue in 2020 and 40% of total revenue in 2019.

Total long-lived assets by geographical region:

	As of December 31, 2021	As of December 31, 2020
	(In thousands)
Americas	$226,848	$206,789
Europe	139,846	159,338
Asia Pacific	10,268	10,889
Total long lived assets	$376,962	$377,016
Percentage of long lived assets held outside of the Americas	40%	45%

11. Commitments and Contingencies

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through February 2035. Certain leases contain optional termination dates. The table below only includes payments up to the optional termination date. If the Company were to extend leases beyond the optional termination date the future commitments would increase by approximately $83.3 million.

Included in the table below are operating lease commitments for leases that have not yet commenced of approximately $2.4 million for facilities with lease terms of approximately two to five years.

Future minimum payments under all operating lease agreements as of December 31, 2021, are as follows:

Operating
(in thousands)
2022	$45,156
2023	43,908
2024	41,465
2025	41,451
2026	41,368
Thereafter	172,649
Total	$385,997

In January 2022, the Company extended a lease for facilities with lease terms of approximately 5 years. The lease commences on or near April 2022 and the Company will pay an aggregate of approximately $3.4 million in incremental rent over the lease term.

The Company has entered into certain non-cancelable arrangements (“Vendor Commitments”), which require the future purchase of goods or services. Future minimum payments under all Vendor Commitments as of December 31, 2021, are as follows:

	Product related obligations	INBOUND event obligations
	(in thousands)
2022	$140,219	$1,507
2023	155,520	973
2024	176,093	4
2025	196,123	4
2026	220,000	—
Thereafter	187,500	—
Total	1,075,455	2,488

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

12. Equity method investment

During the year ended December 31, 2021, the Company made contributions of $3.1 million in cash to the Black Economic Development Fund (the “Fund”) managed by the Local Initiatives Support Corporation for an aggregate of 5.0% ownership interest and income share in the Fund.

The Company has commitments to contribute additional capital of $9.4 million to the Fund by December 2023. Given the level of ownership interest in the Fund, which is a limited liability company, and the fact that the Fund maintains specific ownership accounts for investors, the Company accounts for this investment using the equity method of accounting. The Fund is included in other assets on the consolidated balance sheets and the Company's share of the Fund’s net earnings and impairment charges on investments are reported in the consolidated statements of operations as other income (expense), net of tax.

The Company's proportionate share of the Fund's net loss for the year ended December 31, 2021 was recorded as other expense, net of tax, in the consolidated statements of operations. As of December 31, 2021, the carrying amount of the Company’s investment in the Fund was $2.7 million.

13. Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ equity, for the years ended December 31, 2021 and 2020:

	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Investments	Total
	(in thousands)
Beginning balance at January 1, 2020	$(610)	$274	$(336)
Other comprehensive income before reclassifications	4,790	149	4,939
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Ending balance at December 31, 2020	$4,180	$423	$4,603
Other comprehensive loss before reclassifications	(4,712)	(1,230)	(5,942)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Ending balance at December 31, 2021	$(532)	$(807)	$(1,339)

14. Stockholders’ Equity and Stock-Based Compensation

Common Stock Reserved — As of December 31, 2021 and 2020, the Company has authorized 500 million shares of common stock. The number of shares of common stock reserved for the vesting of restricted stock units (“RSUs”), and exercise of common stock options are as follows (in thousands):

	December 31, 2021	December 31, 2020
RSUs	1,239	1,561
Common stock options	584	1,020
	1,823	2,581

For shares reserved for issuance for the Conversion Options, Warrants and Capped Call Options of the Notes, see Note 9.

Equity Incentive Plan —The Company’s 2007 Equity Incentive Plan (the “2007 Plan”) was terminated in connection with the IPO, and accordingly, no shares are available for issuance under the 2007 Plan. The 2007 Plan will continue to govern outstanding awards granted thereunder, the 2007 Plan provided for the grant of qualified incentive stock options and nonqualified stock options or other awards such as RSUs to the Company’s employees, officers, directors and outside consultants. The term of each option is fixed by the Company’s compensation committee and may not exceed 10 years from the date of grant. As of December 31, 2021, 165 thousand options to purchase common stock and no RSUs remained outstanding under the 2007 Plan.

On September 25, 2014, the Company’s board of directors adopted and the Company’s stockholders approved the 2014 Stock Option and Incentive Plan (the “2014 Plan”). The 2014 Plan became effective upon the closing of the Company’s IPO in the fourth quarter of 2014. The Company initially reserved 1,973,551 shares of its common stock, or the Initial Limit, for the issuance of awards under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each January 1, by 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. The term of each option is fixed by the Company’s compensation committee and may not exceed 10 years from the date of grant. As of December 31, 2021, 419 thousand options to purchase common stock and 1.2 million RSUs remained outstanding under the 2014 Plan.

Stock Compensation Expense —The Company’s equity compensation expense is comprised of awards of options to purchase common stock, RSUs, and stock issued under the Company’s employee stock purchase plan (“ESPP”).

The following two tables show stock compensation expense by award type and where the stock compensation expense is recorded in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2021	2020	2019
	( in thousands)
Options	$6,253	$6,377	$5,078
ESPP	9,123	6,850	4,866
RSUs	151,385	108,261	87,810
Total stock-based compensation	$166,761	$121,488	$97,754

	2021	2020	2019
	(in thousands)
Cost of revenue, subscription	$6,297	$4,408	$3,127
Cost of revenue, service	3,092	2,536	2,829
Research and development	61,614	39,366	33,748
Sales and marketing	67,413	50,552	36,599
General and administrative	28,345	24,626	21,451
Total stock-based compensation	$166,761	$121,488	$97,754

Excluded from stock-based compensation expense is $6.0 million of capitalized software development costs in 2021, $3.6 million in 2020, and $2.4 million in 2019.

Stock Options —The fair value of employee options is estimated on the date of each grant using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
	2021	2020	2019
Risk-free interest rate (%)	0.53-1.36	0.47-1.66	1.95-2.55
Expected term (years)	5.2-6.4	5.50-6.24	5.50-6.02
Volatility (%)	42.97-44.70	38.15-40.63	39.46-41.41
Expected dividends	—	—	—

The weighted-average grant-date fair value of options granted was $221.86 per share in 2021, $70.98 per share in 2020, and $69.44 per share in 2019.

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

The stock option activity for the year ended December 31, 2021 is as follows:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding—January 1, 2021	1,020	$57.98	4.4	$345,144
Granted	63	480.08
Exercised	(457)	35.57
Forfeited/expired	(42)	174.03
Outstanding—December 31, 2021	584	$112.82	4.7	$320,882
Options vested or expected to vest—December 31, 2021	584	$112.82	4.7	$320,882
Options exercisable—December 31, 2021	458	$60.17	3.7	$274,155

Total unrecognized compensation cost related to the nonvested options was $14.7 million at December 31, 2021. That cost is expected to be recognized over a weighted-average period of 3.0 years as of December 31, 2021.

Restricted Stock Units —RSUs vest upon achievement of a service condition. The service condition is a time-based condition met over a period of four years, with 25% met after one year, and then in equal monthly or quarterly installments over the succeeding three years, or over a period of four years, with equal quarterly installments over those four years. As soon as practicable following each vesting date, the Company will issue to the holder of the RSUs the number of shares of common stock equal to the aggregate number of RSUs that have vested. Notwithstanding the foregoing, the Company may, in its sole discretion, in lieu of issuing shares of common stock to the holder of the RSUs, pay the holder an amount in cash equal to the fair market value of such shares of common stock. The total stock-based compensation expense expected to be recorded over the remaining life of outstanding RSUs is approximately $351.0 million at December 31, 2021. That cost is expected to be recognized over a weighted-average period of 2.9 years. As of December 31, 2021, there are 1.2 million RSUs expected to vest with an aggregate intrinsic value of $816.0 million. The total fair value of RSUs vested was approximately $134.5 million in 2021, $101.2 million in 2020, and $85.2 million in 2019.

The following table summarizes the activity related to RSUs for the year ended December 31, 2021:

	RSUs Outstanding
	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Unvested and outstanding at January 1, 2021	1,561	$153.91
Granted	632	513.94
Vested	(773)	174.01
Canceled	(181)	206.81
Unvested and outstanding at December 31, 2021	1,239	$317.48

Employee Stock Purchase Plan (“ESPP”)— The ESPP authorizes the issuance of up to a total of 2,389,445 shares of common stock to participating employees and allows eligible employees to purchase shares of common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals. The offering periods for the ESPP commence on June 1 and December 1 of each year.

The fair value of employee options is estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate (%)	0.04-0.10	0.14-1.60	2.56
Expected term (years)	0.50	0.50	0.50
Volatility (%)	42.73-45.67	34.75-67.22	41.32-45.07
Expected dividends	—	—	—

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

The following table summarizes the activity related to ESPP:

	Shares Issued (in thousands)	Weighted- Average Purchase Price	Total Cash Proceeds (in thousands)
2021	77	$372.50	$28,667
2020	132	$149.23	$19,653
2019	116	$123.69	$14,383

15. Income Taxes

Loss before provision for income taxes was as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
United States	$(89,000)	$(96,555)	$(63,200)
Foreign	15,182	15,740	12,427
Total	$(73,818)	$(80,815)	$(50,773)

The (provision) benefit for income taxes consists of the following:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Current income tax provision
Federal	$(709)	$(406)	$(238)
State	(570)	(487)	(241)
Foreign	(5,609)	(5,508)	(3,293)
Total current income tax provision	(6,888)	(6,401)	(3,772)
Deferred income tax benefit (expense)
Federal	989	(116)	160
State	—	—	—
Foreign	1,880	2,301	639
Total deferred income tax benefit	2,869	2,185	799
Total income tax provision	$(4,019)	$(4,216)	$(2,973)

The following reconciles the differences between income taxes computed at the federal statutory rate of 21% for 2021, 2020 and 2019 and the provision for income taxes:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Expected income tax benefit at the federal statutory rate	$15,459	$16,899	$10,665
State taxes net of federal benefit	13,975	4,618	3,700
Stock-based compensation	79,800	25,196	16,055
Executive compensation limitation	(9,000)	(3,004)	(7,244)
Difference in foreign tax rates	486	830	693
U.S. tax credits	15,995	11,529	24,170
GILTI inclusion	—	—	(1,645)
Meals and entertainment	(450)	(478)	(1,208)
Acquisition	1,033	—	—
Foreign withholding taxes	(1,006)	(536)	(375)
Change in valuation allowance	(119,843)	(62,182)	(47,523)
Other	(468)	2,912	(261)
Income tax provision	$(4,019)	$(4,216)	$(2,973)

Deferred Tax Assets and Liabilities — Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$295,430	$190,555
Research and investment credits	62,710	46,729
Accruals and reserves	17,508	15,278
Depreciation	2,532	2,223
Intangible assets	—	164
Stock-based compensation	9,622	7,354
Interest expense	9,705	8,650
Total deferred tax assets	397,507	270,953
Deferred tax liabilities:
Intangible assets	(2,474)	(2,546)
Convertible debt	(16,911)	(21,873)
Capitalized costs	(27,665)	(17,009)
Depreciation	(234)	(231)
Total deferred tax liabilities	(47,284)	(41,659)
Valuation allowance	(346,381)	(227,062)
Net deferred tax assets	$3,842	$2,232

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

The valuation allowance increased by $119.3 million in 2021, $47.0 million in 2020 and $47.3 million in 2019, primarily due to the increase in the U.S. net operating loss deferred tax asset. The Company does not expect any significant changes in its valuation allowance positions within the next 12 months.

The Company had federal and state net operating loss carryforwards of $1.2 billion and $737.8 million at December 31, 2021 and $760.0 million and $507.7 million at December 31, 2020. The Company also had international net operating loss carryforwards of $8.0 million at December 31, 2021 and 2020. As a result of the Tax Cut and Jobs Act of 2017, enacted on 1/1/2018, all federal net operating losses, created after January 1, 2018, have an indefinite carryforward period. All federal net operating losses, created before January 1, 2018, are subject to a 20 year carryforward period and will begin to expire in 2027. State net operating losses will begin to expire in 2023. The Company has a federal interest expense carryforward of $39.9 million at December 31, 2021, and $35.2 million at December 31, 2020, which have an indefinite carryforward period.

The Company had federal research and development credit carryforwards of $44.8 million, net of UTP, at December 31, 2021 that begin to expire in 2027. The Company also has state research and investment tax credit carryforwards of $17.9 million, net of UTP, that begin to expire in 2022.

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

The following summarizes activity related to unrecognized tax benefits:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Unrecognized benefit—beginning of the year	$8,448	$5,445	$3,925
Gross increases—current period positions	4,375	3,003	2,387
Gross decrease—prior period positions	—	—	(867)
Unrecognized benefit—end of period	$12,823	$8,448	$5,445

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

The Company has elected to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. No interest or penalties have been recorded through December 31, 2021 as the Company had no tax due because of significant NOL carryforwards.

The Company does not expect any significant change in its unrecognized tax benefits within the next 12 months.

The Company files tax returns in the United States and various jurisdictions throughout the world where the Company has operations or established a taxable presence. All of the Company’s tax years remain open to examination in the United States, as carryforward attributes generated in past years may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in future periods. The Company is no longer subject to examination for years prior to 2017 in Ireland and continues to be routinely examined by various taxing authorities.

16. Employee Benefit Plan

The Company maintains a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers certain employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Total employer contributions were $8.2 million in 2021, $5.9 million in 2020, and $4.8 million in 2019.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2021 , our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013).

Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included under Item 8 of this annual report on Form 10-K.

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

(d) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The complete response to this Item regarding the backgrounds of our executive officers and directors and other information required by Items 401, 405 and 407 of Regulation S-K will be contained in our definitive proxy statement for our 2022 Annual Meeting of Stockholders.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that is applicable to all of our employees, officers and directors including our chief executive officer and senior financial officers, which is available on our website under “Investor Relations—Leadership & Governance.”

ITEM 11. Executive Compensation

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2022 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2022 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2022 Annual Meeting of Stockholders.

ITEM 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2022 Annual Meeting of Stockholders.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) Documents Filed as Part of this Annual Report on Form 10-K

1. Financial Statements (included in Item 8 of this Annual Report on Form 10-K):

•
Report of Independent Registered Public Accounting Firm
•
Consolidated Balance Sheets as of December 31, 2021 and 2020
•
Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019
•
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2021, 2020 and 2019
•
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
•
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019
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

10.6(13)#	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors

10.7(14)#	2007 Equity Incentive Plan and forms of restricted stock agreement and option agreements thereunder

10.8**#	2014 Stock Option and Grant Plan, Amendment No.1 thereto, and forms of restricted stock and option agreements thereunder

10.9(15)#	2014 Employee Stock Purchase Plan

10.10**#	Management Cash Incentive Bonus Plan

10.11(16)	Form of Call Option Transaction Confirmation

10.12(17)	Form of Warrant Confirmation

10.13**#	Non-Employee Director Compensation Policy (as amended and currently in effect)

10.14(18)	Form of Capped Call Transaction Confirmation

21.1**	List of Subsidiaries

23.1**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1**	Power of Attorney (included on signature page)

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**Ÿ	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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

(16) Incorporated by reference to Exhibit 10.1 to HubSpot, Inc.’s Form 8-K filed on May 10, 2017.

(17) Incorporated by reference to Exhibit 10.2 to HubSpot, Inc.’s Form 8-K filed on May 10, 2017.

(18) Incorporated by reference to Exhibit 10.1 to HubSpot, Inc.’s Current Report on Form 8-K filed on June 5, 2020.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Cambridge, Commonwealth of Massachusetts, on the 14th day of February 2022 .

HUBSPOT, INC.

By:	/s/ Yamini Rangan
Yamini Rangan

Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned directors and officers of HubSpot, Inc. (the “Company”), hereby and severally constitute and appoint Yamini Rangan, Kate Bueker, and John Kelleher and each of them singly, our true and lawful attorneys, with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person and hereby ratifying and confirming all that said attorneys and each of them, or their substitutes, shall do or cause to be done by virtue of this Power of Attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yamini Rangan	Chief Executive Officer	February 14, 2022
Yamini Rangan	(Principal Executive Officer)

/s/ Kate Bueker	Chief Financial Officer	February 14, 2022
Kate Bueker	(Principal Financial and Accounting Officer)

/s/ Brian Halligan	Executive Chairperson	February 14, 2022
Brian Halligan

/s/ Dharmesh Shah	Director and Chief Technology Officer	February 14, 2022
Dharmesh Shah

/s/ Nick Caldwell	Director	February 14, 2022
Nick Caldwell

/s/ Ron Gill	Director	February 14, 2022
Ron Gill

/s/ Julie Herendeen	Director	February 14, 2022
Julie Herendeen

/s/ Lorrie Norrington	Director	February 14, 2022
Lorrie Norrington

/s/ Avanish Sahai	Director	February 14, 2022
Avanish Sahai

/s/ Jay Simons	Director	February 14, 2022
Jay Simons

/s/ Jill Ward	Director	February 14, 2022
Jill Ward