Form 10-Q
period 2022-03-31
HUBSPOT INC
filed 2022-05-05
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2022

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

There were 47,769,055 shares of the registrant’s Common Stock issued and outstanding as of April 29, 2022.

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

PART I — Financial Information

Item 1. Financial Statements

HubSpot, Inc.

Unaudited Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$408,433	$377,013
Short-term investments	826,449	820,962
Accounts receivable — net of allowance for doubtful accounts of $1,836 and $1,768 at March 31, 2022 and December 31, 2021, respectively	152,729	157,362
Deferred commission expense	63,210	59,849
Prepaid expenses and other current assets	40,260	38,388
Total current assets	1,491,081	1,453,574
Long-term investments	195,045	174,895
Property and equipment, net	102,751	96,134
Capitalized software development costs, net	44,020	39,858
Right-of-use assets	276,548	280,828
Deferred commission expense, net of current portion	47,181	42,681
Other assets	39,918	29,244
Intangible assets, net	9,988	10,565
Goodwill	46,770	47,075
Total assets	$2,253,302	$2,174,854
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,321	$2,773
Accrued compensation costs	60,595	63,836
Accrued expenses and other current liabilities	84,825	74,457
Convertible senior notes	19,367	19,630
Operating lease liabilities	30,947	26,364
Deferred revenue	457,916	430,414
Total current liabilities	661,971	617,474
Operating lease liabilities, net of current portion	278,056	283,873
Deferred revenue, net of current portion	4,700	4,473
Other long-term liabilities	21,992	12,134
Convertible senior notes, net of current portion	452,747	383,101
Total liabilities	1,419,466	1,301,055
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	48	47
Additional paid-in capital	1,378,457	1,436,089
Accumulated other comprehensive loss	(5,696)	(1,339)
Accumulated deficit	(538,973)	(560,998)
Total stockholders’ equity	833,836	873,799
Total liabilities and stockholders’ equity	$2,253,302	$2,174,854

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	For the Three Months Ended March 31,
	2022	2021
Revenues:
Subscription	$384,956	$270,263
Professional services and other	10,643	11,102
Total revenue	395,599	281,365
Cost of revenues:
Subscription	59,384	43,853
Professional services and other	13,552	10,881
Total cost of revenues	72,936	54,734
Gross profit	322,663	226,631
Operating expenses:
Research and development	92,736	68,396
Sales and marketing	197,134	141,017
General and administrative	43,947	32,250
Total operating expenses	333,817	241,663
Loss from operations	(11,154)	(15,032)
Other expense:
Interest income	515	475
Interest expense	(950)	(9,399)
Other income	3,692	660
Total other income (expense)	3,257	(8,264)
Loss before income tax expense	(7,897)	(23,296)
Income tax (expense) benefit	(1,444)	137
Net loss	$(9,341)	$(23,159)
Net loss per share, basic and diluted	$(0.20)	$(0.50)
Weighted average common shares used in computing basic and diluted net loss per share:	47,577	46,428

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months Ended March 31,
	2022	2021
Net loss	$(9,341)	$(23,159)
Other comprehensive loss:
Foreign currency translation adjustment	(356)	(2,489)
Changes in unrealized loss on investments, net of income taxes of $0 for the three months ended March 31, 2022 and ($36) for the three months ended March 31, 2021	(4,001)	(240)
Comprehensive loss	$(13,698)	$(25,888)

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Stockholders' Equity

(in thousands, except per share amounts)

	Common Stock, $0.001 Par Value		Treasury Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	$	Shares	$	Capital	Income	Deficit	Total
Balances at December 31, 2021	47,390	$47	910	$—	$1,436,089	$(1,339)	$(560,998)	873,799
Issuance of common stock under stock plans	250	1	—	—	2,144	—	—	2,145
Restricted stock units taxes paid in cash					(4,354)	—	—	(4,354)
Stock-based compensation	—	—	—	—	46,436	—	—	46,436
Conversion of the 2025 Notes	—	—	—	—	(691)	—	—	(691)
Cumulative adjustment from adoption of convertible debt standard (Note 8)	—	—	—	—	(101,167)	—	31,366	(69,801)
Cumulative translation adjustment	—	—	—	—	—	(356)	—	(356)
Unrealized loss on investments, net of income taxes of $0	—	—	—	—	—	(4,001)	—	(4,001)
Net loss	—	—	—	—	—	—	(9,341)	(9,341)
Balances at March 31, 2022	47,640	$48	910	$—	$1,378,457	$(5,696)	$(538,973)	$833,836

	Common Stock, $0.001 Par Value		Treasury Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	$	Shares	$	Capital	(Loss)	Deficit	Total
Balances at December 31, 2020	46,115	$46	12	$-	$1,241,167	$4,603	$(483,161)	762,655
Issuance of common stock under stock plans, net of shares withheld for employee taxes	482	1	—	—	6,582	—	—	6,583
Stock-based compensation	—	—	—	—	32,947		—	32,947
Equity component of the 2022 Notes conversions	363	—	—	—	(2,307)	—	—	(2,307)
Settlement of Convertible Note Hedges	(364)	—	364	—	724	—	—	724
Cumulative translation adjustment	—	—	—	—	—	(2,489)	—	(2,489)
Unrealized gain on investments, net of income taxes of ($36)	—	—	—	—	—	(240)	—	(240)
Net loss	—	—	—	—	—	—	(23,159)	(23,159)
Balances at March 31, 2021	46,596	$47	376	$—	$1,279,113	$1,874	$(506,320)	$774,714

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended March 31,
	2022	2021
Operating Activities:
Net loss	(9,341)	$(23,159)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities, net of acquisitions
Depreciation and amortization	12,798	11,208
Stock-based compensation	45,704	32,423
Loss on early extinguishment of 2022 Convertible Notes	—	2,406
Repayment of 2022 Convertible Notes attributable to the debt discount	—	(9,805)
Gain on strategic investments	(4,221)	—
Benefit from deferred income taxes	(246)	(1,006)
Amortization of debt discount and issuance costs	507	6,493
Amortization of bond discount	585	515
Unrealized currency translation	703	(49)
Changes in assets and liabilities
Accounts receivable	3,552	16,475
Prepaid expenses and other assets	(3,927)	2,715
Deferred commission expense	(8,354)	(6,305)
Right-of-use assets	6,528	10,354
Accounts payable	3,625	4,598
Accrued expenses and other liabilities	7,135	(2,429)
Operating lease liabilities	(2,318)	(9,272)
Deferred revenue	29,496	27,538
Net cash and cash equivalents provided by operating activities	82,226	62,700
Investing Activities:
Purchases of investments	(435,547)	(362,288)
Maturities of investments	405,219	376,918
Purchases of property and equipment	(9,940)	(3,967)
Acquisition of a business, net of cash acquired	—	(16,810)
Purchases of strategic investments	(5,046)	(1,850)
Equity method investment	—	(2,308)
Capitalization of software development costs	(9,722)	(7,341)
Net cash and cash equivalents used in investing activities	(55,036)	(17,646)
Financing Activities:
Proceeds from settlement of Convertible Note Hedges related to the 2022 Convertible Notes	—	723
Repayment of 2022 Convertible Notes attributable to the principal	—	(35,900)
Repayment of 2025 Convertible Notes attributable to the principal	(1,619)	—
Employee taxes paid related to the net share settlement of stock-based awards	(4,354)	(2,964)
Proceeds related to the issuance of common stock under stock plans	11,852	16,339
Net cash and cash equivalents provided by (used in) financing activities	5,879	(21,802)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,649)	(3,877)
Net increase in cash, cash equivalents and restricted cash	31,420	19,375
Cash, cash equivalents and restricted cash, beginning of period	380,042	381,152
Cash, cash equivalents and restricted cash, end of period	$411,462	$400,527
Supplemental cash flow disclosure:
Cash paid for income taxes	$1,683	$2,215
Right-of-use assets obtained in exchange for operating lease liabilities	$3,754	$1,276
Non-cash investing and financing activities:
Issuance of common stock for repayment of 2022 Convertible Notes	$—	$155,250
Capital expenditures incurred but not yet paid	$2,287	$626
Asset retirement obligations	$1,188	$—

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Notes to Unaudited Consolidated Financial Statements

1. Organization and Operations

HubSpot, Inc. (the “Company”) provides a cloud-based customer relationship management (“CRM”) Platform, that enables companies to attract, engage, and delight customers throughout the customer experience. The Company’s CRM Platform, comprised of Marketing Hub, Sales Hub, Service Hub, content management system ("CMS") Hub and Operations Hub, features integrated applications, tools, and a native payment solution, that enable businesses to create a cohesive and adaptable customer experience.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, the Company has prepared the accompanying unaudited consolidated financial statements on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2021, and these consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2022. The year-end balance sheet data was derived from audited financial statements, but this Form 10-Q does not include all disclosures required under GAAP. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted under the rules and regulations of the SEC.

These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 14, 2022. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K that have had a material impact on our consolidated financial statements and related notes, except the adoption of updated guidance related to accounting for convertible debt as described within Note 2 of these consolidated financial statements.

In February 2022, Russian forces launched a military invasion of Ukraine. While the broader implications of the conflict on the Company's results of operations and overall financial performance remain uncertain, the Company assessed the potential impact on the March 31, 2022 financial statements and determined there were no material adjustments necessary with respect to these consolidated financial statements.

Recent Accounting Pronouncements

Recent accounting standards not included below are not expected to have a material impact on our consolidated financial position and results of operations.

In August 2020, the FASB issued guidance simplifying the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being bifurcated from the host contract and separately recognized as compared with current GAAP. In addition, it eliminates the treasury stock method for calculating diluted earnings per share for convertible instruments and requires the use of the if-converted method. The Company adopted the updated guidance as of January 1, 2022 using a modified retrospective method with a cumulative-effect adjustment as of the adoption date. Comparative periods are not adjusted. See Note 8 of these consolidated financial statements for further details.

In October 2021, the FASB issued guidance that requires companies to recognize and measure contract assets and contract liabilities acquired in a business combination, in accordance with the revenue recognition guidance, as if the acquirer had entered into the original contract at the same time and on the same terms as the acquiree. Generally, this will result in the acquirer recognizing contract assets and liabilities at the same amounts recorded by the acquiree as of the acquisition date. Under the previous standard, an acquirer generally recognizes such items at fair value on the acquisition date. The Company adopted the updated guidance as of January 1, 2022 and the ongoing impact of this guidance will depend on the contract assets and liabilities acquired in future business combinations.

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

Deferred Revenue and Deferred Commission Expense

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue. Deferred revenue during the three months ended March 31, 2022 increased by $27.7 million resulting from $423.3 million of additional invoicing and was offset by revenue recognized of $395.6 million during the same period. $227.1 million of revenue was recognized during the three months ended March 31, 2022 that was included in deferred revenue at the beginning of the period. As of March 31, 2022, approximately $406.9 million of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year. The Company expects to recognize revenue on approximately 93% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

Additional contract liabilities of $2.9 million and $2.5 were included in accrued expenses and other current liabilities on the consolidated balance sheet as of March 31, 2022 and December 31, 2021.

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

Deferred commission expense during the three months ended March 31, 2022 increased by $7.9 million as a result of deferring incremental costs of obtaining a contract of $26.7 million and was offset by amortization of $18.8 million during the same period.

3. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, restricted stock units (“RSUs”), shares issued pursuant to the Employee Stock Purchase Plan (“ESPP”), the Warrants (defined in Note 8), the Conversion Option of the 2022 Notes, and the Conversion Option of the 2025 Notes (the “Conversion Options”) (Note 8) are considered to be potential common stock equivalents.

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended March 31,
	2022	2021
Net loss	$(9,341)	$(23,159)
Weighted-average common shares outstanding — basic	47,577	46,428
Dilutive effect of share equivalents resulting from stock options, RSUs, ESPP, Warrants and the Conversion Options	—	—
Weighted-average common shares, outstanding — diluted	47,577	46,428
Net loss per share, basic and diluted	$(0.20)	$(0.50)

Since the Company incurred net losses for each of the periods presented, diluted net loss per share is the same as basic net loss per share. All of the Company’s outstanding stock options, RSUs, and shares issuable under the ESPP, as well as the Warrants and Conversion Options were excluded in the calculation of diluted net loss per share as the effect would be anti-dilutive.

The Company uses the treasury stock method and the average market price per share during the period for calculating any potential dilutive effect of the Warrants. The average stock price for the three months ended March 31, 2022 was $484.47. The Company uses the if-converted method when calculating any potential dilutive effect of the Conversion Options, which assumes conversion of outstanding convertible securities at the beginning of the reporting period or date of issuance, if the convertible security was issued during the period.

Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended March 31, 2022 was equal to or greater than 130% of the applicable conversion price of $282.52 on each applicable trading day, the 2025 Notes are convertible at the option of the holders thereof during the calendar quarter ending June 30, 2022. During the quarter ended March 31, 2022, upon the election of the holders to convert, the Company settled $0.9 million of principal balance of the 2025 Notes in cash. Between the end of the most recently completed fiscal quarter and April 29, 2022, the Company has not received additional conversion notices.

On or after February 1, 2022, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert the 2022 Notes at any time. In the quarter ended March 31, 2022 and through April 29, 2022, the Company did not receive any conversion notices. As of March 31, 2022, $19.4 million of principal remains outstanding on the 2022 Notes. For disclosure purposes, the potentially dilutive effect of the conversion spread is calculated and included in the table below.

The following table contains all potentially dilutive common stock equivalents.

	As of March 31,
	2022	2021
	(in thousands)
Options to purchase common shares	527	769
RSUs	1,145	1,451
Conversion Option of the 2022 Notes and Warrants	1,232	1,957
Conversion Option of the 2025 Notes	1,627	581
ESPP	—	10

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at March 31, 2022 and December 31, 2021:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$100,250	$—	$—	$100,250
Commercial paper	—	25,667	—	25,667
Corporate bonds	—	252,545	—	252,545
U.S. Government agency securities	—	28,528	—	28,528
U.S. Treasury securities	—	714,754	—	714,754
Restricted cash:
Money market funds	—	3,029	—	3,029
Total	$100,250	$1,024,523	$—	$1,124,773

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$125,940	$—	$—	$125,940
Commercial paper	—	28,337	—	28,337
Corporate bonds	—	249,846	—	249,846
U.S. Government agency securities	—	22,466	—	22,466
U.S. Treasury securities	—	698,300	—	698,300
Restricted cash:
Money market funds	—	3,029	—	3,029
Total	$125,940	$1,001,978	$—	$1,127,918

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At March 31, 2022 and December 31, 2021, Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.

As of March 31, 2022, the fair value of the 2022 Notes was $96.9 million and the fair value of the 2025 Notes was $821.4 million. The fair value was determined based on the quoted price of the 2022 and 2025 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy.

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

Strategic investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the statement of operations. The Company holds $28.1 million of strategic investments without readily determinable fair values at March 31, 2022 and $17.8 million of strategic investments without readily determinable fair values at December 31, 2021. These investments are included in prepaid and other current assets and other assets on the consolidated balance sheets. During the three months ended March 31, 2022, an acquisition of an entity in which the Company held a strategic investment was completed, which resulted in an observable price change. The Company adjusted the fair value of its investment and recognized a gain of $4.2 million reported in the consolidated statements of operations as other income. There were no other adjustments to the carrying value of the strategic investments resulting from impairments or observable price changes in the three months ended March 31, 2022.

The following tables summarize the composition of our short- and long-term investments at March 31, 2022 and December 31, 2021.

	March 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$25,667	$—	$—	$25,667
Corporate bonds	255,441	1	(2,897)	252,545
U.S. Government agency securities	28,981	—	(453)	28,528
U.S. Treasury securities	716,187	5	(1,438)	714,754
Total	$1,026,276	$6	$(4,788)	$1,021,494

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$25,245	$—	$—	$25,245
Corporate bonds	250,443	9	(606)	249,846
U.S. Government agency securities	22,504	—	(38)	22,466
U.S. Treasury securities	698,446	2	(148)	698,300
Total	$996,638	$11	$(792)	$995,857

For all of our securities for which the amortized cost basis was greater than the fair value at March 31, 2022, the Company has concluded that there is no plan to sell the security nor is it more likely than not that the Company would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, the Company considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

Contractual Maturities

The contractual maturities of short-term and long-term investments held at March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022		December 31, 2021
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
	(in thousands)		(in thousands)
Due within one year	$827,789	$826,449	$821,101	$820,962
Due after 1 year through 2 years	198,487	195,045	175,537	174,895
Total	$1,026,276	$1,021,494	$996,638	$995,857

5. Restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows for the three months ended March 31, 2022 and 2021.

	March 31, 2022	March 31, 2021	December 31, 2021
	(in thousands)
Cash and cash equivalents	$408,433	$397,498	$377,013
Restricted cash, included in other assets	3,029	3,029	3,029
Total cash, cash equivalents, and restricted cash	$411,462	$400,527	$380,042

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Computer equipment and purchased software	$16,108	$15,524
Employee related computer equipment	36,700	32,230
Furniture and fixtures	20,182	20,180
Leasehold improvements	95,679	90,070
Internal-use software	22,676	20,616
Construction in progress	3,854	4,141
Total property and equipment	195,199	182,761
Less accumulated depreciation	(92,448)	(86,627)
Property and equipment, net	$102,751	$96,134

Depreciation and amortization expense on property and equipment was $6.3 million for the three months ended March 31, 2022 and $6.0 million for the three months ended March 31, 2021.

7. Capitalized Software Development Costs

Capitalized software development costs, exclusive of those recorded within property and equipment, consisted of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Gross capitalized software development costs	$132,595	$122,592
Accumulated amortization	(88,575)	(82,734)
Capitalized software development costs, net	$44,020	$39,858

These capitalized software development costs are associated with software developed for customer purchase. Capitalized software development costs recorded within property and equipment are associated with software developed for Company use.

Amortization of capitalized software development costs, exclusive of costs recorded within property and equipment, was $7.1 million for the three months ended March 31, 2022 and $4.9 million for three months ended March 31, 2021.

8. Convertible Senior Notes

Adoption of Updated Debt Guidance

On January 1, 2022, the Company adopted the new guidance for convertible instruments using a modified retrospective method. Results for reporting periods beginning after December 31, 2021 are presented under the new guidance, while prior period comparative amounts are not adjusted and continue to be reported in accordance with historical guidance.

The new guidance eliminates the bifurcation and separate recognition of the embedded cash conversion feature from the host contract and allows for the entire amount attributable to the debt to be presented as a liability. The carrying amount of the debt liability will be reduced by the issuance costs associated with the debt issuance as a contra-liability. As there is no longer an equity component of the convertible debt, the discount created by accretion of a component of the convertible debt in equity is eliminated and interest expense is reduced. The deferred tax liability recognized as a result of a difference between the carrying amount and tax basis of the 2022 Notes that was recorded to additional paid-in capital as a component of equity was also reversed. There is no change in the accounting for the Capped Call Options, Warrants, or Convertible Note Hedges as they are classified as equity under both the historical and new guidance.

As a result of the impact of applying the new guidance, the Company recorded an increase to opening retained earnings of $31.4 million as of January 1, 2022, related to the difference in interest expense due to the amortization of the convertible debt discount and reversal of the deferred tax liability under the historical guidance. The resulting impact on the consolidated balance sheet to derecognize the debt issuance cost and conversion option that was allocated to the equity component and to derecognize the remaining convertible debt discount was an increase to debt liability of $69.8 million, of which $0.5 million was recorded to short term debt and $69.3 million was recorded to long-term debt, and a decrease in additional paid-in capital of $101.2 million.

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

Each $1,000 of principal amount of the 2025 Notes will initially be convertible into 3.5396 shares of the Company’s common stock (the “Conversion Option of the 2025 Notes”), which is equivalent to an initial conversion price of approximately $282.52 per share, subject to adjustment upon the occurrence of certain specified events. On or after March 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2025 Notes at any time. The 2025 Notes will be convertible at the option of the holders prior to the close of business on the business day immediately preceding March 1, 2025 under certain circumstances as described in the indenture governing the 2025 Notes (the “Indenture”). Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The Company expects to settle the principal amount of the 2025 Notes in cash. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended March 31, 2022 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2025 Notes are convertible at the option of the holders thereof during the calendar quarter ending June 30, 2022. During the three months ended March 31, 2022, upon the election of the holders to convert, the Company settled $0.9 million of principal balance of the 2025 Notes in cash. Between the end of the most recently completed fiscal quarter and April 29, 2022, the Company has not received additional conversion notices.

In accordance with GAAP relating to the embedded conversion feature, the Company bifurcated the conversion feature associated with the 2025 Notes and recorded $96.6 million to additional paid-in capital for the conversion feature and the resulting debt discount was being amortized to interest expense. As there is no longer an equity component of the convertible debt under the new standard, the debt issuance cost and conversion option that was allocated to the equity component was derecognized through an adjustment to opening retained earnings.

The net carrying amount of the liability component of the 2025 Notes is as follows:

	As of March 31, 2022	As of December 31, 2021
	(in thousands)
Principal	$459,083	$459,999
Unamortized debt discount	—	(70,594)
Unamortized issuance costs	(6,336)	(5,544)
Net carrying amount	$452,747	$383,861

Interest expense related to the 2025 Notes is as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Contractual interest expense	$431	$431
Amortization of debt discount	—	4,391
Amortization of issuance costs	481	345
Total interest expense	$912	$5,167

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

2022 Convertible Senior Notes, Convertible Note Hedge and Warrant

In May 2017, the Company issued $350.0 million aggregate principal amount of 0.25% convertible senior notes due June 1, 2022 (the “2022 Notes”) in a private offering and an additional $50 million aggregate principal amount of the 2022 Notes pursuant to the exercise in full of the over-allotment options of the initial purchasers. of the 2022 Notes. The interest rate is fixed at 0.25% per annum and is payable semi-annually in arrears on June 1 and December 1 of each year. The total net proceeds from the debt offering, after deducting initial purchase discounts and debt issuance costs, were approximately $389.2 million.

Each $1,000 principal amount of the 2022 Notes are currently convertible into 10.5519 shares of the Company’s common stock (the “Conversion Option of the 2022 Notes”), which is equivalent to an initial conversion price of approximately $94.77 per share, subject to adjustment upon the occurrence of specified events. On or after February 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The Company expects to settle the principal amount of the 2022 Notes in cash. In the quarter ended March 31, 2022 and through April 29, 2022, the Company did not receive any conversion notices. The 2022 Notes are classified as short-term debt. As of March 31, 2022, $19.4 million of principal remains outstanding on the 2022 Notes.

In connection with the offering of the 2022 Notes, the Company entered into convertible note hedge transactions (the “Convertible Note Hedges”) with certain counterparties in which the Company has the option to purchase (subject to adjustment for certain specified events) up to approximately 4.2 million shares of the Company’s common stock at a price of approximately $94.77 per share. The Convertible Note Hedges will be settled in cash or shares, or any combination thereof, in accordance with the settlement method of the 2022 Notes in excess of the par amount, and are expected to settle concurrently with the conversion of the 2022 Notes. In addition, the Company sold warrants (the “Warrants”) to certain bank counterparties whereby the holders of the Warrants have the option to initially purchase (subject to adjustment for certain specified events) a total of approximately 4.2 million shares of the Company’s common stock at a price of $115.8 per share. The amount by which the settlement price exceeds the strike price may be settled in shares or cash at the Company’s election. The Warrants are expected to settle three business days from each trading day commencing on September 1, 2022 and ending on the 79th trading day thereafter. As of March 31, 2022, Convertible Note Hedges giving the Company the option to purchase approximately 0.2 million shares of the Company’s common stock and Warrants giving certain counterparties the option to acquire up to 1.3 million shares of the Company’s common stock remain outstanding.

In accordance with GAAP relating to the embedded conversion feature, the Company bifurcated the conversion feature associated with the 2022 Notes and recorded $18.9 million to additional paid-in capital for the conversion feature and the resulting debt discount was being amortized to interest expense. As there is no longer an equity component of the convertible debt under the new standard, the debt issuance cost and conversion option that was allocated to the equity component was derecognized through an adjustment to opening retained earnings.

The net carrying amount of the liability component of the 2022 Notes is as follows:

	As of March 31, 2022	As of December 31, 2021
	(in thousands)
Principal	$19,382	$19,382
Unamortized debt discount	—	(477)
Unamortized issuance costs	(15)	(35)
Net carrying amount	$19,367	$18,870

Interest expense related to the 2022 Notes is as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Contractual interest expense	$12	$69
Amortization of debt discount	—	1,635
Amortization of issuance costs	26	122
Total interest expense	$38	$1,826

9. Leases

The Company leases office facilities under non-cancelable operating leases that expire at various dates through February 2035.

During the three months ended March 31, 2022, the lease term began, was amended, or extended for various leases of office spaces globally. The Company recorded a net $4.8 million of right-of-use assets and $4.8 million of lease liabilities for these leases during the period upon the lease commencement, amendment, or extension.

The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of operating lease payments. To determine the estimated incremental borrowing rate, the Company uses publicly available credit ratings for peer companies. The Company estimates the incremental borrowing rate using yields for maturities that are in line with the duration of the lease payments. The weighted average discount rate for operating leases as of March 31, 2022 was 4.5%.

Operating lease expense costs were $10.9 million for the three months ended March 31, 2022 and $12.0 million for the three months ended March 31, 2021.

The Company subleases some of its unused spaces to third parties. Operating sublease income generated under all operating lease agreements for the three and nine months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Operating sublease income	$1,188	$1,259

Cash payments related to operating lease liabilities were $7.6 million for the three months ended March 31, 2022 and $17.9 million for the three months ended March 31, 2021.

10. Commitments and Contingencies

Contractual Obligations

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through February 2035. Certain leases contain optional termination dates. The table below only includes payments up to the optional termination date. If the Company were to extend leases beyond the optional termination date, the future commitments would increase by approximately $81.6 million.

Future minimum payments under all operating lease agreements as of March 31, 2022 are as follows:

Operating
(in thousands)
Remainder of 2022	$34,032
2023	44,477
2024	42,114
2025	42,141
2026	42,102
Thereafter	172,126
Total	$376,992

In May 2022, the Company entered into a new 2 year lease in the Netherlands. The new lease commences on or near July 1, 2022 and the Company will pay an aggregate of approximately $0.9 million in incremental rent over the lease term.

Future minimum payments under all non-cancelable arrangements as of March 31, 2022 and agreements entered into since then are as follows:

	Product related obligations	INBOUND event obligations
	(in thousands)
Remainder of 2022	$106,916	$2,310
2023	155,154	977
2024	176,110	4
2025	195,972	4
2026	220,000	—
Thereafter	187,500	—
Total	$1,041,652	$3,295

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

11. Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ equity, for the three months ended March 31, 2022.

	Cumulative Translation Adjustment	Unrealized Gain on Investments	Total
	(in thousands)
Beginning balance at January 1, 2022	(532)	(807)	(1,339)
Other comprehensive loss before reclassifications	(356)	(4,001)	(4,357)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Ending balance at March 31, 2022	(888)	(4,808)	(5,696)

12. Stock-Based Compensation Expense

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Options	$1,999	$1,594
RSUs	40,807	28,737
Employee stock purchase plan	2,898	2,092
Total stock-based compensation expense	$45,704	$32,423

Effect of stock-based compensation expense on income by line item:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of revenue, subscription	$1,823	$1,310
Cost of revenue, professional services and other	835	697
Research and development	16,986	11,484
Sales and marketing	16,869	13,629
General and administrative	9,191	5,303
Total stock-based compensation expense	$45,704	$32,423

Capitalized software development costs excluded from stock-based compensation expense is $1.6 million for the three months ended March 31, 2022 and $1.1 million for the three months ended March 31, 2021.

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

Revenues by geographical region:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Americas	$242,027	$173,870
Europe	119,189	83,370
Asia Pacific	34,383	24,125
Total	$395,599	$281,365
Percentage of revenues generated outside of the Americas	39%	38%

Revenue derived from customers outside the United States (international) was approximately 46% of total revenue in the three months ended March 31, 2022 and 45% of total revenue in the three months ended March 31, 2021.

Total long-lived assets by geographical region:

	As of March 31, 2022	As of December 31, 2021
	(in thousands)
Americas	$229,433	$226,848
Europe	137,229	139,846
Asia Pacific	12,637	10,268
Total long-lived assets	$379,299	$376,962
Percentage of long-lived assets held outside of the Americas	40%	40%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 14, 2022. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.

Company Overview

We provide a cloud-based customer relationship management (“CRM”) Platform. Our CRM Platform is comprised of Marketing Hub, Sales Hub, Service Hub, content management system ("CMS") Hub, and Operations Hub as well as other tools, integrations, and a native payment solution that enable companies to attract, engage, and delight customers throughout the customer experience.

At the core of our CRM Platform is our CRM that our customers use which creates a single view of all interactions a prospective or existing customer has with their marketing, sales and customer service teams. The CRM shares data across every application in the CRM Platform, automatically informing more personalized emails, website content, ads, and conversations, and enables more accurate timing cues for our customer’s internal teams. Our CRM Platform was built to easily and seamlessly integrate third-party applications to further customize to an individual company’s industry or needs. In addition, an end-to-end native payment solution, Payments, is built within our CRM Platform which enables customers to streamline their payment process. Our CRM Platform starts completely free and grows with our customers to meet their needs at different stages in their life-cycles. It supports multiple languages and currencies and offers an array of sophisticated features, including content partitioning at the enterprise level for companies operating in or serving multiple countries.

We focus on selling to mid-market business-to-business, or B2B, companies, which we define as companies that have between two and 2,000 employees. While our CRM Platform was built to grow with any company, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving this market segment. These mid-market businesses seek an integrated, easy-to-implement and easy-to-use solution to reach customers and compete with organizations that have larger marketing, sales, and customer service budgets. We efficiently reach these businesses at scale through our proven inbound methodology, our Solutions Partners, and our “freemium” model. A Solutions Partner is a service provider that helps businesses with strategy, execution, and implementation of go-to-market activities and technology solutions. Our freemium model attracts customers who begin using our CRM Platform through our free products and then upgrade to our paid products. As of March 31, 2022, we had 6,404 full-time employees and 143,689 Customers of varying sizes in more than 120 countries, representing almost every industry.

We derive most of our revenue from subscriptions to our cloud-based CRM Platform and related professional services, which consist of customer on-boarding, training and consulting services. Subscription revenue accounted for 97% of our total revenue for the three months ended March 31, 2022 and 96% of our total revenue for the three months ended March 31, 2021. We sell multiple product plans at different base prices on a subscription basis, each of which includes our CRM and integrated applications to meet the needs of the various customers we serve. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We also generate additional revenue based on the purchase of additional subscriptions and products, and the number of account users and subdomains. Most of our customers’ subscriptions are one year or less in duration.

Subscriptions are billed in advance on various schedules. Because the mix of billing terms for orders can vary from period to period, the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. Accordingly, we do not believe that change in deferred revenue is an accurate indicator of future revenue.

Many of our customers purchase on-boarding, training, and consulting services, and utilize other tools and Payments, which are designed to help customers enhance their ability to attract, engage and delight their customers using our CRM Platform. Professional services and other revenue accounted for 3% of total revenue for three months ended March 31, 2022 and 4% of our total revenue for the three months ended March 31, 2021.

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

Our focus remains on promoting employee health and safety, serving our customers, complying with regulations, and ensuring business continuity. As we continue to monitor local regulations and restrictions across the globe, the administration of vaccines and the number of new cases, we have reopened all of our offices globally in accordance with local authority guidelines while ensuring that our return to work is thoughtful, prudent, and handled with an abundance of caution with the health of our employees being the top priority.

The pandemic has not had a material adverse financial impact on our business to date, the broader implications of the pandemic on our results of operations and overall financial performance will depend on future developments and conditions. See the section titled “Risk Factors” included under Part II, Item 1A below for further discussion of the possible impact of the pandemic on our business.

Results of Operations for the Three Months Ended March 31, 2022 and 2021

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

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Revenues:
Subscription	$384,956	$270,263
Professional services and other	10,643	11,102
Total revenue	395,599	281,365
Cost of revenues:
Subscription	59,384	43,853
Professional services and other	13,552	10,881
Total cost of revenues	72,936	54,734
Gross profit	322,663	226,631
Operating expenses:
Research and development	92,736	68,396
Sales and marketing	197,134	141,017
General and administrative	43,947	32,250
Total operating expenses	333,817	241,663
Loss from operations	(11,154)	(15,032)
Other expense:
Interest income	515	475
Interest expense	(950)	(9,399)
Other income	3,692	660
Total other income (expense)	3,257	(8,264)
Loss before income tax expense	(7,897)	(23,296)
Income tax (expense) benefit	(1,444)	137
Net loss	$(9,341)	$(23,159)

	Three Months Ended March 31,
	2022	2021
Revenue:
Subscription	97%	96%
Professional services and other	3	4
Total revenue	100	100
Cost of revenue:
Subscription	15	16
Professional services and other	3	4
Total cost of revenue	18	19
Gross profit	82	81
Operating expenses:
Research and development	23	24
Sales and marketing	50	50
General and administrative	11	11
Total operating expenses	84	86
Loss from operations	(3)	(5)
Total other income (expense)	1	(3)
Loss before income tax expense	(2)	(8)
Income tax (expense) benefit	(0)	0
Net loss	(2)%	(8)%

Percentages are based on actual values. Totals may not sum due to rounding.

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Revenue

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Revenues:
Subscription	$384,956	$270,263	$114,693	42%
Professional services and other	10,643	11,102	(459)	(4)%
Total revenue	$395,599	$281,365	$114,234	41%

Subscription revenue increased during the three months ended March 31, 2022 compared to the same period in 2021 primarily due to the increase in Customers, which grew from 113,925 as of March 31, 2021 to 143,689 as of March 31, 2022. Average Subscription Revenue per Customer increased from $9,886 for the three months ended March 31, 2021 to $11,030 for the three months ended March 31, 2022. The growth in Customers was primarily driven by our increased sales representative capacity to meet market demand as well as an increase in demand for our lower priced starter products and Professional and Enterprise products. The increase in average subscription revenue per customer was primarily driven by an increase in demand for our Professional and Enterprise products, product upgrades by existing customers and impact from customer mix.

Professional services and other revenue decreased during the three months ended March 31, 2022 compared to the same period in 2021 primarily due to non-recurring advertising revenue generated from our acquisition of the Hustle in the first quarter of 2021 and lower overall services revenue from onboardings and trainings, partially offset by fees earned from Payments, revenue share arrangements with third parties, and other revenue streams.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Total cost of revenue	$72,936	$54,734	$18,202	33%
Gross profit	$322,663	$226,631	$96,032	42%
Gross margin percentage	82%	81%

Total cost of revenue for the three months ended March 31, 2022 increased compared to the same period in 2021 primarily due to an increase in subscription and hosting costs, employee-related costs, amortization of capitalized software development costs, allocated overhead expenses, and amortization of acquired technology. Gross margins remained consistent year-over-year.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Subscription cost of revenue	$59,384	$43,853	$15,531	35%
Percentage of subscription revenue	15%	16%

The increase in subscription cost of revenue for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to the following:

Change
Three Months
(in thousands)
Subscription and hosting costs	$9,155
Employee-related costs	3,925
Amortization of capitalized software development costs	2,191
Allocated overhead expenses	177
Amortization of acquired technology	83
$15,531

Subscription and hosting costs increased primarily due to growth in our Total Customer base from 113,925 as of March 31, 2021 to 143,689 as of March 31, 2022. We also saw higher subscription and hosting costs as we launched an additional data center in the third quarter of 2021 and continued to focus on the security, reliability and performance of our CRM Platform. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products and increased functionality. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business and expand headcount. Amortization of acquired technology increased due to certain acquired technology being amortized using a method reflective of the expected economic benefit consumption over the expected useful life of the asset.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Professional services and other cost of revenue	$13,552	$10,881	$2,671	25%
Percentage of professional services and other revenue	127%	98%

The increase in professional services and other cost of revenue for three months ended March 31, 2022 compared to the same period in 2021 was primarily due to the following:

Change
Three Months
(in thousands)
Employee-related costs	$2,505
Allocated overhead expenses	166
$2,671

Employee-related costs increased as a result of increased headcount as we continue to grow our professional services organization to support our customer growth. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business and expand headcount.

Research and Development

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Research and development	$92,736	$68,396	$24,340	36%
Percentage of total revenue	23%	24%

The increase in research and development expense for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to the following:

Change
Three Months
(in thousands)
Employee-related costs	$25,997
Professional services	424
Allocated overhead expenses	431
Hosting expenses	(2,512)
$24,340

Employee-related costs increased as a result of increased headcount as we continue to grow our engineering organization to develop new products, increase functionality and to maintain our existing CRM Platform. Professional services increased due to an increase in the use of third-party services and contractors as we continued to grow our engineering organization. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business and expand headcount. Hosting expense decreased due to incremental spend in the first quarter of 2021 associated with product development infrastructure that is unrelated to the hosting of our CRM Platform for paying Customers. In July of 2021, we launched a new data center and the ongoing expenses related to the hosting of our CRM Platform on that data center are classified as subscription cost of revenue.

Sales and Marketing

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Sales and marketing	$197,134	$141,017	$56,117	40%
Percentage of total revenue	50%	50%

The increase in sales and marketing expense for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to the following:

Change
Three Months
(in thousands)
Employee-related costs	$39,267
Solutions Partner commissions	7,325
Marketing programs	6,148
Allocated overhead expenses	2,130
Professional services	1,247
$56,117

Employee-related costs increased as a result of increased headcount as we continue to expand our selling and marketing organizations to grow our customer base. Solutions Partner commissions increased as a result of increased revenue generated through our Solutions Partners. Marketing programs increased due to the timing and size of certain marketing efforts as we continue to make investments in attracting new customers. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business and expand headcount. Professional fees increased due to an increase in the use of third-party services and contractors for our marketing efforts.

General and Administrative

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
General and administrative	$43,947	$32,250	$11,697	36%
Percentage of total revenue	11%	11%

The increase in general and administrative expense for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to the following:

Change
Three Months
(in thousands)
Employee-related costs	$8,580
Allocated overhead expenses	1,227
Customer credit card fees	1,890
$11,697

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

Interest income

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Interest income	$515	$475	$40	8%
Percentage of total revenue	*	*

* not meaningful

Interest income primarily consists of interest earned on invested cash and cash equivalents balances and investments. The increase during the three months ended March 31, 2022 is due to an increase in yields on our investment balances.

Interest expense

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Interest expense	$(950)	$(9,399)	$(8,449)	(90)%
Percentage of total revenue	*	(3)%

* not meaningful

The change in interest expense for the three months ended March 31, 2022 compared to the same period in 2021 is due to the following:

Change
Three Months
(in thousands)
Amortization of the debt discount and issuance costs and contractual interest expense related to our Notes	$(6,044)
Loss on early extinguishment of 2022 Convertible Notes	(2,405)
$(8,449)

Interest expense primarily consists of amortization of the debt discount and issuance costs and contractual interest expense related to our Notes, and the loss on early extinguishment of our 2022 Notes. The decrease in interest expense related to the Notes is primarily due to the adoption of the new convertible debt guidance.

Other income

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Other income	$3,692	$660	$3,032	459%
Percentage of total revenue	1%	*

* not meaningful

The change in other income during the three months ended March 31, 2022 is primarily due to the following:

Change
Three Months
(in thousands)
Foreign currency gains and losses	$(1,189)
Gain on strategic investments	4,221
$3,032

Other income primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities and any gains or losses on our strategic investments. The gain on investments is due to an adjustment to the fair value of an investment as a result of an observable price change.

Income tax expense

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Income tax (expense) benefit	$(1,444)	$137	$1,581	1154%
Effective tax rate	18%	(1)%

Income tax (expense) benefit consists of current and deferred taxes for U.S. and foreign income taxes. The increase in the income tax expense was primarily driven by increased income in jurisdictions outside of the United States that are profitable from a tax perspective in the three months ended March 31, 2022, whereas in the three months ended March 31, 2021, the Company recognized a non-recurring income tax benefit relating to the release of a portion of the Company’s valuation allowance. The release was due to recording net deferred tax liabilities related to the Hustle acquisition, which are a source of income to support the realizability of the Company’s pre-existing U.S. deferred tax assets.

Liquidity and Capital Resources

Our principal sources of liquidity to date have been cash and cash equivalents, net accounts receivable, our common stock offerings, and our convertible notes offerings.

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents provided by operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities for the three months ended March 31, 2022 and 2021.

	Three Months ended March 31,
	2022	2021
	(in thousands)
Cash and cash equivalents	$408,433	$397,498
Working capital	829,110	885,986
Net cash and cash equivalents provided by operating activities	82,226	62,700
Net cash and cash equivalents used in investing activities	(55,036)	(17,646)
Net cash and cash equivalents provided by (used in) financing activities	5,879	(21,802)

Our cash and cash equivalents at March 31, 2022 were held for working capital purposes. At March 31, 2022, $125.8 million of our cash and cash equivalents was held in accounts outside the United States. We do not assert indefinite reinvestment of our foreign earnings because these earnings have been subject to United States Federal tax. While we have concluded that any incremental tax incurred upon ultimate distribution of these earnings to be immaterial, our current plans do not demonstrate a need to repatriate undistributed earnings to fund our U.S. operations.

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

Net cash and cash equivalents provided by operating activities during the three months ended March 31, 2022 primarily reflected our net loss of $9.3 million, benefit from deferred income taxes of $0.2 million, and gains on strategic investments of $4.2 million, offset by non-cash expenses that included $12.8 million of depreciation and amortization, $45.7 million in stock-based compensation, $0.6 million amortization of bond discounts, and $0.5 million of amortization of debt discount and issuance costs. Working capital sources of cash and cash equivalents primarily included a $29.5 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $3.6 million decrease in accounts receivable related to increased collection, a $6.5 million increase in right-of-use asset, a $3.6 million increase in accounts payable related to timing of bill payments, and $7.1 million increase in accrued expenses and other liabilities. These sources of cash and cash equivalents were offset by a $3.9 million increase in prepaid expenses and other assets, a $2.3 million decrease in operating lease liabilities, and a $8.4 million increase in deferred commissions.

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

Net Cash and Cash Equivalents Used in Investing Activities

Our investing activities have consisted primarily of purchases and maturities of investments, property and equipment purchases, an acquisition of a business, purchases of strategic investments, an equity method investment and capitalization of software development costs. Capitalized software development costs are related to new products or improvements to our existing software platform that expands the functionality for our customers.

Net cash and cash equivalents used in investing activities during the three months ended March 31, 2022 consisted primarily of $435.5 million purchases of investments and $9.9 million of purchased property and equipment, $5.0 million of purchases of strategic investments, and $9.7 million of capitalized software development costs. These uses of cash were offset by $405.2 million received related to the maturity of investments.

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

Net Cash and Cash Equivalents Provided by Financing Activities

Our financing activities have consisted primarily of the various components of our 2022 Notes repayment, repayment of our 2025 Notes, the issuance of common stock under our stock plans, and payments of employee taxes related to the net share settlement of stock-based awards,.

For the three months ended March 31, 2022 cash used in financing activities consisted of $1.6 million used for the repayment of the 2025 Notes attributable to the principal and $4.4 million used for payment of employee taxes related to the net share settlement of stock-based awards, offset by $11.9 million of proceeds related to issuance of common stock under stock plans.

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2022 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consist of operating lease liabilities that are included in our consolidated balance sheet and vendor commitments associated with agreements that are legally binding. See Note 10 for all obligations the Company is committed to in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Recent Accounting Pronouncements in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of March 31, 2022, we are committed to contribute additional capital of $9.4 million to the Black Economic Development Fund. There were no other material off-balance sheet arrangements exclusive of operating leases and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

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

Inflation Risk

We do not believe that inflation has had a material effect on our business. However, if our costs, in particular labor, sales and marketing and hosting costs, were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, operating results and financial condition.

Market Risk and Market Interest Risk

In May 2017, we issued $400.0 million aggregate principal amount of 0.25% convertible senior due June 1, 2022, of which $19.4 million remains outstanding as of March 31, 2022. Also in June 2020, we issued $460 million aggregate principal amount of convertible senior notes due June 1, 2025, of which $459.1 million remains outstanding as of March 31, 2022. The fair value of our convertible senior notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Generally, the fair values of our senior convertible notes will increase as interest rates fall and decrease as interest rates rise. Additionally, we carry the convertible senior notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. Effective March 17, 2022, the Federal Reserve raised interest rates in response to concerns over inflation risk. There continues to be uncertainty in the changing market and economic conditions, including the possibility or additional measures that could be taken by the Federal Reserve and other government agencies, related to the COVID-19 pandemic and concerns over inflation risk.

The table below provides a sensitivity analysis of hypothetical 10% changes of our stock price as of March 31, 2022 and the estimated impact on the fair value of the Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such an event may have on the fair value of the Notes.

2022 Notes

Hypothetical change in HubSpot stock price	Fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$106,229	$9,354	10%
No change	$96,875	$—	—
10% decrease	$87,184	$(9,691)	(10)%

2025 Notes

Hypothetical change in HubSpot stock price	Fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$890,300	$68,862	8%
No change	$821,437	$—	—
10% decrease	$750,004	$(71,433)	(9)%

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

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

Our headcount and operations have grown substantially. For example, we had 6,404 full-time employees as of March 31, 2022, compared with 5,895 as of December 31, 2021. We have opened several international offices and plan to open additional offices in the future. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. Furthermore, while we have begun to slowly re-open our offices on a staggered, region-by-region basis in accordance with local authority guidelines, preservation of our corporate culture has been made more difficult as our work force has been working from home in connection with restrictions placed upon businesses due to the pandemic. A long-term continuation of these restrictions could, among other things, negatively impact employee morale and productivity. Any failure to preserve our culture could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively and execute on our business strategy. Additionally, as our employees work remotely from geographic areas across the globe and more of our employees work remotely on a permanent basis due to the pandemic, and pursuant to our newly implemented hybrid workplace model (which provides our employees with the option to be fully remote, work full-time from one of our offices, or have the flexibility to work both in the office and remotely), we may need to reallocate our investment of resources and closely monitor a variety of local regulations and requirements, including local tax laws, and we may experience unpredictability in our expenses and employee work culture. If we experience any of these effects in connection with future growth, if our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, it could materially impair our ability to attract new customers, retain existing customers and expand their use of our platform, all of which would materially and adversely affect our business, financial condition and results of operations.

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

•
more stringent regulations relating to data security and the unauthorized use of, or access to, commercial and personal data, particularly in the European Union;
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
•
international disputes, wars (such as the conflict between Russia and Ukraine), political instability or terrorist activities and resulting economic instability;
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

To execute our business strategy, we must attract and retain highly qualified personnel. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing and managing cloud-based software, as well as for skilled information technology, marketing, sales and operations professionals, and we may not be successful in attracting and retaining the professionals we need. Also, inbound sales, marketing, services, operations, and content management domain experts are very important to our success and are difficult to replace. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and difficulty in retaining highly skilled employees with appropriate qualifications. In particular, we have experienced a competitive hiring environment in the Greater Boston area, where we are headquartered and will continue to experience a competitive hiring environment as we recruit for remote talent worldwide. Many of the companies with which we compete for experienced personnel have greater resources than we do. The change by companies to offer a remote or hybrid work environment may increase the competition for such employees from employers outside of our traditional office locations. In addition, if we choose to no longer offer a remote or hybrid work environment, we may face more difficulty in retaining our workforce. Further, labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, the ongoing COVID-19 pandemic, and workforce participation rates. In addition, if our reputation were to be harmed, whether as a result of media, legislative, or regulatory scrutiny or otherwise, it could make it more difficult to attract and retain personnel that are critical to the success of our business.

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

We currently serve the majority of our platform functions from third-party data center hosting facilities operated by Amazon Web Services located in northern Virginia and Frankfurt, Germany and Google Cloud Platform located in Frankfurt, Germany. In addition, we serve ancillary functions for our customers from third-party data center hosting facilities operated by Rackspace located in Dallas, Texas, with a backup facility in Chicago, Illinois. Our operations depend, in part, on our third-party facility providers’ abilities to protect these facilities against damage or interruption from natural disasters, such as earthquakes and hurricanes, actual or threatened public health emergencies (e.g., COVID-19), power or telecommunications failures, criminal acts and similar events. In the event that any of our third-party facilities arrangements is terminated, or if there is a lapse of service or damage to a facility, we could experience interruptions in our platform as well as delays and additional expenses in arranging new facilities and services. Additionally, we may be at risk due to the increased frequency of sophisticated cyber-attacks coordinated by foreign nation states. For example, the ongoing conflict between Russia and Ukraine may result in a heightened threat environment and create unknown cyber risks, including increased risk of retaliatory cyber-attacks from Russian actors against U.S.-based companies.

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

We rely on our information technology systems, including the sustained and uninterrupted performance of our CRM Platform, to manage numerous aspects of our business, including marketing, sales, content management, customer service and other internal operations. Our information technology systems are an essential component of our business and any disruption could significantly limit our ability to manage and operate our business efficiently.

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

Privacy concerns may cause end users to resist providing the personal data necessary to allow our customers to use our platform effectively. We have implemented various features intended to enable our customers to better protect end user privacy, but these measures may not alleviate all potential privacy concerns and threats. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our platform, especially in certain industries that rely on sensitive personal data. Privacy advocacy groups and the technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. The costs of compliance with, and other burdens imposed by these groups’ policies and actions may limit the use and adoption of our CRM Platform and reduce overall demand for it, or lead to significant fines, penalties or liabilities for any noncompliance or loss of any such action.

If our or our customers’ security measures are compromised or unauthorized access to data of our customers or their customers is otherwise obtained, our CRM Platform may be perceived as not being secure, our customers may be harmed and may curtail or cease their use of our platform, our reputation may be damaged and we may incur significant liabilities.

Our operations involve the storage and transmission of data of our customers and their customers, including personal data. Our storage is typically the sole source of record for portions of our customers’ businesses and end user data, such as initial contact information and online interactions. Security incidents could result in unauthorized access to, loss of or unauthorized disclosure of this information, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales and harm our customers and our business. Cyber-attacks and other malicious Internet-based activity continue to increase generally, and cloud-based platform providers of marketing services have been targeted. If our security measures, or those of our service providers, are compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business may be harmed and we could incur significant liability. Additionally, if third parties with whom we work, such as vendors or developers, violate applicable laws, our security policies or our acceptable use policy, such violations may also put our customers’ information at risk and could in turn have an adverse effect on our business. In addition, if the security measures of our customers or our service providers are compromised, even without any actual compromise of our own systems, we may face negative publicity or reputational harm if our customers or anyone else incorrectly attributes the blame for such security breaches to us or our systems. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to our customers’ data. Additionally, we provide extensive access to our database, which stores our customer data, to our development team to facilitate our rapid pace of product development. If such access or our own operations cause the loss, damage or destruction of our customers’ business data, their sales, lead generation, support and other business operations may be permanently harmed. As a result, our customers may bring claims against us for lost profits and other damages, or such concerns may cause us to limit access by our development team.

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

Recent high-profile security breaches and related disclosures of sensitive data by large institutions suggest that the risk of such events is significant, even if privacy protection and security measures are implemented and enforced. If we were to experience a cyber-attack and suffer interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other disruptions. These cyber-attacks could be carried out by threat actors of all types (including but not limited to nation states, organized crime, other criminal enterprises, individual actors and/or advanced persistent threat groups). In addition, we may experience intrusions on our physical premises by any of these threat actors. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, incur significant costs associated with remediation and the implementation of additional security measures, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants, and our competitive position could be harmed. Any breach, loss, or compromise of personal data may also subject us to civil fines and penalties, or claims for damages either under the General Data Protection Regulation (the “GDPR”) and relevant member state law in the European Union, other foreign laws, and other relevant state and federal privacy laws in the United States.

Many governments have enacted laws requiring companies to notify individuals of data security incidents or unauthorized transfers involving certain types of personal data. In addition, the data processing agreements we execute with our customers contractually requires us to notify them of any personal data breach. Under payment card network rules and our contracts with our payment processors, if there is a breach of payment card information that we store, or that is stored by our direct payment card processing vendors, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses. Data breaches and other data security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which may lead to widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew their subscriptions or subject us to third-party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results.

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

We may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time consuming and distracting to management and could result in the immpairment or loss of portions of our intellectual property.

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

Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, including the U.S. Federal Trade Commission ("FTC"), and various state, local and foreign agencies. We collect personal data and other data from our customers, prospects, and partners. We also handle personal data about our customers’ customers. We use this information to provide services to our customers, to support, expand and improve our business. We may also share customers’ personal data with third parties as authorized by the customer or as described in our privacy policy.

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of personal data of individuals. In the United States, the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards for the online collection, use and dissemination of personal data and other. However, these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. Any failure or perceived failure by us to comply with privacy or security laws, policies, legal obligations or industry standards or any security incident that results in the unauthorized, disclosure, release or transfer of personal data or other customer data may result in governmental enforcement actions, litigation, fines and penalties and/or adverse publicity, and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.

Laws and regulations concerning privacy, data protection and information security are evolving, and changes to such laws and regulations could require us to change features of our platform or restrict our customers’ ability to collect and use email addresses, page viewing data and other personal data, which may reduce demand for our platform. Our failure to comply with federal, state and international data privacy laws and regulations could harm our ability to successfully operate our business and pursue our business goals. For example, the California Consumer Privacy Act (the “CCPA”), among other things, require covered companies to provide disclosures to California consumers and afford such consumers the ability to opt-out of sales of personal data.

Additionally, a new California ballot initiative, the California Privacy Rights Act ("CPRA"), was passed in November 2020. Effective on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal data. The CPRA also creates a new state agency that will be vested with authority to implement regulations and enforce the CCPA and the CPRA. It is not yet fully clear how the CCPA and CPRA will be enforced and how certain of its requirements will be interpreted. The effects of the CCPA and CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

Certain other state laws impose similar privacy obligations and we also expect that more states may enact legislation similar to the CCPA, which provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal data of such consumers. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act (the “CDPA”). The CDPA will become effective January 1, 2023. The CDPA will regulate how businesses (which the CDPA refers to as “controllers”) collect and share personal data. While the CDPA incorporates many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of controllers. The new law will impact how controllers collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.

Also, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (“CPA”) into law. The CPA will become effective July 1, 2023. The CPA is rather similar to Virginia’s CPDA but also contains additional requirements. The new measure applies to companies conducting business in Colorado or who produce or deliver commercial products or services intentionally targeted to its residents of the state that either: (1) control or process the personal data of at least 100,000 consumers during a calendar year; or (2) derive revenue or receive a discount on the price of goods or services from the sale of personal data and process or control the personal data of at least 25,000 consumers. In addition, on March 24, 2022, Utah enacted the Utah Consumer Privacy Act (“UCPA”), which will become effective on December 31, 2023, and will apply requirements similar to the CPA and CDPA to controllers that control or process personal data of Utah residents and meet certain statutory thresholds.

With the UCPA, Utah became the fourth state to enact a comprehensive privacy law but it is quite possible that other states will follow suit. The existence of comprehensive privacy laws in different states in the country will make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

In addition, many foreign jurisdictions, including the European Union, United Kingdom, Canada, Australia, and others have regulations dealing with the collection and use of personal data obtained from their residents, which are often more restrictive than those in the U.S. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personal data that identifies or may be used to identify an individual. In relevant part, these laws and regulations may affect our ability to engage in lead generation activities by imposing heightened requirements, such as affirmative opt-ins or consent prior to sending commercial correspondence or engaging in electronic tracking activities that aid our marketing and business intelligence.

Within the European Union, legislators adopted the GDPR, which became effective in May 2018, and which imposes heightened obligations and risk upon our business and which may increase substantially the penalties to which we could be subject in the event of any non-compliance. In addition, further to the United Kingdom's exit from the European Union on January 31, 2020, the GDPR ceased to apply in the United Kingdom at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the United Kingdom’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain United Kingdom specific amendments) into United Kingdom law (the “UK GDPR”). The UK GDPR and the UK Data Protection Act 2018 set out the United Kingdom’s data protection regime, which is independent from but aligned to the European Union’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Like the European Union GDPR, the UK GDPR restricts personal data transfers outside the United Kingdom to countries not regarded by the United Kingdom as providing adequate protection (this means that personal data transfers from the United Kingdom to the European Economic Area remain free flowing).

The proliferation of privacy and data protection laws has heightened risks and uncertainties concerning cross-border transfers of personal data and other data, which could impose significant compliance costs and expenses on our business, increase our potential exposure to regulatory enforcement and/or litigation, and have a negative effect on our existing business and on our ability to attract and retain new customers. On July 16, 2020, the European Court of Justice invalidated the EU–US Privacy Shield ruling that facilitated transfers of personal data from the European Economic Area to the U.S. because it failed to offer adequate protections for personal data. The European Court of Justice, in the same decision, deemed that the Standard Contractual Clauses ("SCCs"), approved by the European Commission for transfers of personal data between European Economic Area controllers and non-European Economic Area processors are valid, however the European Court of Justice deemed that transfers made pursuant to the SCCs need to be analyzed on a case-by-case basis to ensure the European Economic Area's standards of data protection are met. Our customer agreements include SCCs. However, as a result of this decision, companies may be required to adopt additional measures to accomplish transfers of personal data to the United States and other third countries in compliance with the GDPR, and there continue to be concerns about whether the SCCs will face additional challenges. Until the remaining legal uncertainties regarding how to legally continue these transfers are settled, we will continue to face uncertainty as to whether our customers will be permitted to transfer personal data to the United States for processing by us as part of our platform services. Our customers may view alternative data transfer mechanisms as being too costly, too burdensome, too legally uncertain or otherwise objectionable and therefore decide not to do business with us. For example, some of our customers or potential customers who do business in the European Economic Area may require their vendors to host all personal data within the European Economic Area and may decide to do business with one of our competitors who hosts personal data within the European Economic Area instead of doing business with us. In addition, some companies based in Europe may be reluctant to transfer personal data to us for processing outside the European Economic Area because of the burden on some requirements to conduct transfer impact assessments in order to rely on the SCCs as well as the substantial obligations that the recently updated SCCs impose upon data exporters. On March 21, 2022, the United Kingdom adopted new international data transfer agreement templates ("IGTAs") to facilitate transfers of personal data from the United Kingdom. The IGTAs allow for a transition period in which controllers and processors may move to the new forms. We are in the process of transitioning to the IGTAs and doing so will require significant effort and cost. The European Commission and the U.S. White House announced that they had reached an agreement in principle on a data transfer framework to replace the Privacy Shield 2.0. However, it is too soon to tell how this future framework will evolve and what impact it will have on our cross-border activities. We continue to monitor developments with respect to cross-border transfers and any prospective impacts on our activities.

The regulatory framework governing the collection, processing, storage, use and sharing of certain information, particularly financial and other personal data, is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. . In addition to new and strengthened laws and regulations in the U.S., European Union, and United Kingdom, many foreign jurisdictions have passed new laws, strengthened existing laws, or are contemplating new laws regulating personal data. For example, South Africa’s Protection of Personal Information Act came into force on July 1, 2021, and imposes significant new requirements, with potentially significant penalties for non-compliance, on businesses that operate in South Africa. India is contemplating a new Personal Data Protection Bill that would, among other things, make it challenging to transfer personal data from India to countries outside of India. It is possible that these laws may impose, or may be interpreted and applied to impose, requirements that are inconsistent with our existing data management practices or the features of our services and platform capabilities. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our posted privacy policies, changing consumer expectations, evolving laws, rules and regulations, industry standards, or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time and other resources or the incurrence of significant fines, penalties or other liabilities. In addition, any such action, particularly to the extent we were found to be guilty of violations or otherwise liable for damages, would damage our reputation and adversely affect our business, financial condition and results of operations.

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

If our privacy or data security measures fail to comply with current or future laws and regulations, we may be subject to claims, legal proceedings or other actions by individuals or governmental authorities based on privacy or data protection regulations and our commitments to customers or others, as well as negative publicity and a potential loss of business. Moreover, if future laws and regulations limit our subscribers’ ability to use and share personal data or our ability to store, process and share personal data, demand for our solutions could decrease, our costs could increase, and our business, results of operations and financial condition could be harmed.

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

Additionally, Payments, our end-to-end payment solution built natively as part of our CRM Platform, is susceptible to potentially illegal or improper uses, including money laundering, terrorist financing, fraudulent or illegal sales of goods or services, piracy of software, movies, music, and other copyrighted or trademarked information, bank fraud, securities fraud, pyramid or ponzi schemes, or the facilitation of other illegal or improper activity. While we engage a third party as our registered payment facilitator, the use of Payments for illegal or improper uses may subject us to claims (including claims brought by our third-party payment processor), government and regulatory requests, inquiries, or investigations that could result in liability, and harm our reputation. Moreover, certain activity that may be legal in one jurisdiction may be illegal in another jurisdiction, and a merchant may be found responsible for intentionally or inadvertently importing or exporting illegal goods, resulting in liability for us. Owners of intellectual property rights or government authorities may seek to bring legal action against providers of payments solutions, including Payments, that are peripherally involved in the sale of infringing or allegedly infringing items. Any threatened or resulting claims could result in reputational harm, and any resulting liabilities, loss of transaction volume, or increased costs could harm our business.

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

Certain aspects of how our customers utilize our platform are subject to regulations in the United States, European Union and elsewhere. In recent years, U.S. and European lawmakers and regulators have expressed concern over the use of third-party cookies or web beacons for online behavioral advertising, and legislation adopted recently in the European Union requires informed consent for the placement of a cookie on a user’s device. Regulation of cookies and web beacons may lead to restrictions on our activities, such as efforts to understand users’ Internet usage. New and expanding “Do Not Track” regulations have recently been enacted or proposed that protect users’ right to choose whether or not to be tracked online. These regulations seek, among other things, to allow end users to have greater control over the use of private information collected online, to forbid the collection or use of online information, to demand a business to comply with their choice to opt out of such collection or use, and to place limits upon the disclosure of information to third-party websites. These policies could have a significant impact on the operation of our CRM Platform and could impair our attractiveness to customers, which would harm our business.

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

While these laws and regulations generally govern our customers’ use of our CRM Platform, we may be subject to certain laws as a data processor on behalf of, or as a business associate of, our customers. For example, laws and regulations governing the collection, use and disclosure of personal data include, in the United States, rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, the Gramm-Leach-Bliley Act of 1999 and state breach notification laws, and internationally, the GDPR and other privacy and data protection laws. If we were found to be in violation of any of these laws or regulations as a result of government enforcement or private litigation, we could be subjected to civil and criminal sanctions, including both monetary fines and injunctive action that could force us to change our business practices, all of which could adversely affect our financial performance and significantly harm our reputation and our business.

We are subject to governmental export controls and economic sanctions laws that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.

Our business activities are subject to various restrictions under U.S. export controls and trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to civil or criminal penalties and reputational harm. Obtaining the necessary authorizations, including any required license, for a particular transaction may be time-consuming, is not guaranteed, and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions laws prohibit certain transactions with U.S. embargoed or sanctioned countries, governments, persons and entities. These sanctions laws with which we must comply may also change rapidly from time to time as a result of geopolitical events, such as the recent imposition of sanctions on Russia as a result of the conflict between Russia and Ukraine. Although we take precautions to prevent transactions with U.S. sanction targets, the possibility exists that we could inadvertently provide our solutions to persons prohibited by U.S. sanctions. This could result in negative consequences to us, including government investigations, penalties and reputational harm.

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

We generated net losses of $9.3 million and $23.2 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $539.0 million. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to grow our marketing, sales, customer service, operations, and content management operations, develop and enhance our CRM Platform, scale our data center infrastructure and services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

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

In addition, holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. Upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefore or Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture governing the notes or to pay any cash payable on future conversions of the Notes as required by such indenture would constitute a default under such indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

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

Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended March 31, 2022 was equal to or greater than 130% of the conversion price of $94.77 on each applicable trading day, the 2022 Notes are convertible at the option of the holders thereof on the business day immediately preceding February 1, 2022. On or after February 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time. In the quarter ended March 31, 2022 and through April 29, 2022, the Company did not receive any conversion notices. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended March 31, 2022 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2025 Notes are convertible at the option of the holders thereof during the calendar quarter ending June 30, 2022. In the quarter ended March 31, 2022, the Company settled $0.9 million of principal balance of the 2025 Notes in cash. Between the end of the most recently completed fiscal quarter and April 29, 2022, the Company has not received additional conversion notices. Whether the Notes that remain outstanding will be convertible following the calendar quarter ending March 31, 2022 will depend on the continued satisfaction of this condition or another conversion condition in the future. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

Under Financial Accounting Standards Board (“ FASB”) Accounting Standards Codification 470-20, Debt with Conversion and

Other Options, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. ASC 470-20 requires the value of the conversion option of the Notes, representing the equity component, to be recorded as additional paid-in capital within stockholders’ equity in our consolidated balance sheet and as a discount to the Notes, which reduces their initial carrying value. The carrying value of the Notes, net of the discount recorded, will be accreted up to the principal amount of the Notes from the issuance date until maturity, which will result in non-cash charges to interest expense in our consolidated statement of operations. Accordingly, we will report lower net income or higher net loss in our financial results because ASC 470-20 requires interest to include both the current period’s accretion of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes. In addition, convertible debt instruments (such as the Notes) that may be settled entirely or partly cash were accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount.

In August 2020, the FASB published an Accounting Standards Update (“ASU”) 2020-06, which amends the accounting standards for convertible debt instruments that may be settled entirely or partially in cash upon conversion. The new standard eliminates requirements to separately account for liability and equity components of such convertible debt instruments and requires the use of the if-converted method for calculating the diluted earnings per share for convertible debt instruments. We adopted the guidance on January 1, 2022, using the modified retrospective method. Future interest expense of the convertible notes will be lower as a result of adoption of this guidance and net loss per share will be computed using the if-converted method for these securities. See Note 8 of the consolidated financial statements for more details.

Risks Related to Our Common Stock

Our stock price may be volatile and you may be unable to sell your shares at or above the price you purchased them.

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share, our stock price has ranged from $25.79 to $866.00 through March 31, 2022. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
•
changes in key personnel; and
•
other events or factors, including changes in general economic, industry and market conditions and trends, international disputes, wars (such as the conflict between Russia and Ukraine), and political stability.

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

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes-Oxley Act (“Section 404”), requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. Our compliance with applicable provisions of Section 404 requires that we incur substantial accounting expenses and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

The extent to which the pandemic impacts our business operations in future periods will depend on multiple factors that cannot be accurately predicted at this time, such as the duration and scope of the pandemic, future spikes of COVID-19 infections (including the spread of variants or mutant strains, and the degree of transmissibility and severity thereof), the extent and effectiveness of containment actions, the disruption caused by such actions, and the impact of these and other factors on our employees, customers, partners and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed. In addition, supply chain disruption and resulting inflationary pressures, a global labor shortage, the ebb and flow of COVID-19, including in specific geographies, and changes in economic policy could impact our outlook.

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

We face exposure to movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. As we have expanded our international operations, our exposure to exchange rate fluctuations has increased, in particular with respect to the Euro, British Pound Sterling, Australian Dollar, Singapore Dollar, Japanese Yen, Colombian Peso, and Canadian Dollar. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when re-measured, may differ materially from expectations. In addition, our operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. Furthermore, global political events, including Brexit, the ongoing conflict between Russia and Ukraine, and similar geopolitical developments, fluctuating commodity prices and trade tariff developments, have caused global economic uncertainty, which could amplify the volatility of currency fluctuations. Such volatility, even when it increases our revenues or decreases our expenses, impacts our ability to predict our future results and earnings accurately. Although we may apply certain strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications. Additionally, as we anticipate growing our business further outside of the United States, the effects of movements in currency exchange rates will increase as our transaction volume outside of the United States increases.

Weakened global economic conditions may harm our industry, business and results of operations.

Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the software industry may harm us. The United States and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, inflation and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. In particular, the economies of countries in Europe have been experiencing weakness associated with high sovereign debt levels, weakness in the banking sector, uncertainty over the future of the Euro zone and volatility in the value of the pound sterling and the Euro, including instability surrounding Brexit, and instability resulting from the ongoing conflict between Russia and Ukraine. The effect of the conflict between Russia and Ukraine, including any resulting sanctions, export controls or other restrictive actions that may be imposed against governmental or other entities in, for example, Russia, have in the past contributed and may in the future contribute to disruption, instability and volatility in the global markets. We have operations, as well as current and potential new customers, throughout most of Europe. If economic conditions in Europe and other key markets for our platform continue to remain uncertain or deteriorate further, it could adversely affect our customers’ ability or willingness to subscribe to our platform, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, all of which could harm our operating results.

More recently, inflation rates in the U.S. have increased to levels not seen in several years, which may result in decreased demand for our products and services, increases in our operating costs including our labor costs, constrained credit and liquidity, reduced government spending and volatility in financial markets. The Federal Reserve has raised, and may again raise, interest rates in response to concerns over inflation risk. There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies, related to the COVID-19 pandemic and concerns over inflation risk. A sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio, which could adversely affect our financial results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults on Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are filed or incorporated by reference into this Report.

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Third Amended and Restated Bylaws of the Registrant
3.3(3)	First Amendment to Third Amended and Restated Bylaws of the Registrant

4.1(4)	Form of Common Stock certificate of the Registrant

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

** Filed herewith.

(1) Incorporated by reference to Exhibit 3.1 to HubSpot, Inc.’s Annual Report on Form 10-K filed on February 24, 2016.

(2) Incorporated by reference to Exhibit 3.2 to HubSpot Inc.’s Quarterly Report on Form 10-Q filed on November 5, 2020.

(3) Incorporated by reference to Exhibit 3.1 to HubSpot Inc.’s Current Report on Form 8-K filed on April 14, 2022.

(4) Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (SEC file No. 333-198333) filed on September 26, 2014.

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

May 5, 2022