Form 10-Q
period 2022-06-30
HUBSPOT INC
filed 2022-08-04
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2022

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

There were 48,019,203 shares of the registrant’s Common Stock issued and outstanding as of July 29, 2022.

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
•
We are exposed to fluctuations in currency exchange rates that could adversely affect our financial results,
•
The current economic downturn may lead to decreased demand for our products and services and otherwise harm our business and results of operations,
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

PART I — Financial Information

Item 1. Financial Statements

HubSpot, Inc.

Unaudited Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$305,664	$377,013
Short-term investments	940,379	820,962
Accounts receivable — net of allowance for doubtful accounts of $2,041 and $1,768 at June 30, 2022 and December 31, 2021, respectively	165,950	157,362
Deferred commission expense	63,526	59,849
Prepaid expenses and other current assets	56,260	38,388
Total current assets	1,531,779	1,453,574
Long-term investments	162,660	174,895
Property and equipment, net	102,556	96,134
Capitalized software development costs, net	50,228	39,858
Right-of-use assets	263,602	280,828
Deferred commission expense, net of current portion	49,287	42,681
Other assets	49,197	29,244
Intangible assets, net	18,767	10,565
Goodwill	45,883	47,075
Total assets	$2,273,959	$2,174,854
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,822	$2,773
Accrued compensation costs	55,757	63,836
Accrued expenses and other current liabilities	96,263	74,457
Convertible senior notes	—	19,630
Operating lease liabilities	28,744	26,364
Deferred revenue	469,576	430,414
Total current liabilities	662,162	617,474
Operating lease liabilities, net of current portion	264,234	283,873
Deferred revenue, net of current portion	4,511	4,473
Other long-term liabilities	18,353	12,134
Convertible senior notes, net of current portion	453,232	383,101
Total liabilities	1,402,492	1,301,055
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	48	47
Additional paid-in capital	1,477,770	1,436,089
Accumulated other comprehensive loss	(11,017)	(1,339)
Accumulated deficit	(595,334)	(560,998)
Total stockholders’ equity	871,467	873,799
Total liabilities and stockholders’ equity	$2,273,959	$2,174,854

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

The accompanying notes are an integral part of the consolidated financial statements.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Subscription	$412,401	$300,423	$797,356	$570,686
Professional services and other	9,354	10,365	19,998	21,467
Total revenue	421,755	310,788	817,354	592,153
Cost of revenues:
Subscription	64,431	51,134	123,816	94,986
Professional services and other	14,500	11,743	28,053	22,625
Total cost of revenues	78,931	62,877	151,869	117,611
Gross profit	342,824	247,911	665,485	474,542
Operating expenses:
Research and development	118,914	72,104	211,650	140,500
Sales and marketing	224,262	157,799	421,396	298,817
General and administrative	51,898	34,610	95,844	66,860
Total operating expenses	395,074	264,513	728,890	506,177
Loss from operations	(52,250)	(16,602)	(63,405)	(31,635)
Other expense:
Interest income	2,050	341	2,564	816
Interest expense	(949)	(7,179)	(1,898)	(16,578)
Other (expense) income	(3,091)	528	602	1,188
Total other (expense) income	(1,990)	(6,310)	1,268	(14,574)
Loss before income tax expense	(54,240)	(22,912)	(62,137)	(46,209)
Income tax expense	(2,121)	(1,660)	(3,565)	(1,522)
Net loss	$(56,361)	$(24,572)	$(65,702)	$(47,731)
Net loss per share, basic and diluted	$(1.18)	$(0.53)	$(1.38)	$(1.02)
Weighted average common shares used in computing basic and diluted net loss per share:	47,815	46,777	47,697	46,603

HubSpot, Inc.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(56,361)	$(24,572)	$(65,702)	$(47,731)
Other comprehensive loss:
Foreign currency translation adjustment	(2,669)	534	(3,025)	(1,955)
Changes in unrealized loss on investments, net of income taxes of $0 for the three and six months ended June 30, 2022, ($7) and ($43) for the three and six months ended June 30, 2021	(2,652)	(180)	(6,653)	(420)
Comprehensive loss	$(61,682)	$(24,218)	$(75,380)	$(50,106)

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Stockholders' Equity

(in thousands, except per share amounts)

	Common Stock, $0.001 Par Value		Treasury Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	$	Shares	$	Capital	Income	Deficit	Total
Balances at December 31, 2021	47,390	$47	910	$—	$1,436,089	$(1,339)	$(560,998)	873,799
Issuance of common stock under stock plans	250	1	—	—	2,144	—	—	2,145
Restricted stock units taxes paid in cash	—	—	—	—	(4,354)	—	—	(4,354)
Stock-based compensation	—	—	—	—	46,436	—	—	46,436
Conversion of the 2025 Notes	—	—	—	—	(691)	—	—	(691)
Cumulative adjustment from adoption of convertible debt standard (Note 8)	—	—	—	—	(101,167)	—	31,366	(69,801)
Cumulative translation adjustment	—	—	—	—	—	(356)	—	(356)
Unrealized loss on investments, net of income taxes of $0	—	—	—	—	—	(4,001)	—	(4,001)
Net loss	—	—	—	—	—	—	(9,341)	(9,341)
Balances at March 31, 2022	47,640	$48	910	$—	$1,378,457	$(5,696)	$(538,973)	$833,836
Issuance of common stock under stock plans	256	—	—	—	18,548	—	—	18,548
Restricted stock units taxes paid in cash	—	—	—	—	(3,409)	—	—	(3,409)
Stock-based compensation	—	—	—	—	84,113	—	—	84,113
Conversion of the 2022 Notes	—	—	—	—	(60,422)	—	—	(60,422)
Settlement of Convertible Note Hedges	—	—	—	—	60,483	—	—	60,483
Cumulative translation adjustment	—	—	—	—	—	(2,669)	—	(2,669)
Unrealized loss on investments, net of income taxes of $0	—	—	—	—	—	(2,652)	—	(2,652)
Net loss	—	—	—	—	—	—	(56,361)	(56,361)
Balances at June 30, 2022	47,896	$48	910	$-	$1,477,770	$(11,017)	$(595,334)	$871,467

	Common Stock, $0.001 Par Value		Treasury Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	$	Shares	$	Capital	(Loss)	Deficit	Total
Balances at December 31, 2020	46,115	$46	12	$-	$1,241,167	$4,603	$(483,161)	762,655
Issuance of common stock under stock plans, net of shares withheld for employee taxes	482	1	—	—	6,582	—	—	6,583
Stock-based compensation	—	—	—	—	32,947		—	32,947
Equity component of the 2022 Notes conversions	363	—	—	—	(2,307)	—	—	(2,307)
Settlement of Convertible Note Hedges	(364)	—	364	—	724	—	—	724
Cumulative translation adjustment	—	—	—	—	—	(2,489)	—	(2,489)
Unrealized gain on investments, net of income taxes of ($36)	—	—	—	—	—	(240)	—	(240)
Net loss	—	—	—	—	—	—	(23,159)	(23,159)
Balances at March 31, 2021	46,596	$47	376	$—	$1,279,113	$1,874	$(506,320)	$774,714
Issuance of common stock under stock plans, net of shares withheld for employee taxes	264	—	—	—	10,677	—	—	10,677
Equity component of the 2022 Notes conversions	108	—	—	—	(148)	—	—	(148)
Settlement of Convertible Note Hedges	(109)	—	109	—	—	—	—	—
Stock-based compensation	—	—	—	—	44,659	—	—	44,659
Cumulative translation adjustment	—	—	—	—	—	534	—	534
Unrealized loss on investments, net of income taxes of ($7)	—	—	—	—	—	(180)	—	(180)
Net loss	—	—	—	—	—	—	(24,572)	(24,572)
Balances at June 30, 2021	46,859	$47	485	$—	$1,334,301	$2,228	$(530,892)	$805,684

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended June 30,
	2022	2021
Operating Activities:
Net loss	(65,702)	$(47,731)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities, net of acquisitions
Depreciation and amortization	27,063	21,736
Stock-based compensation	126,868	75,856
Loss on early extinguishment of 2022 Convertible Notes	—	3,088
Repayment of 2022 Convertible Notes attributable to the debt discount	—	(13,028)
Gain on strategic investments	(4,200)	(1,022)
Benefit from deferred income taxes	(398)	(1,120)
Amortization of debt discount and issuance costs	1,017	12,512
(Accretion) amortization of bond discount	(150)	1,670
Unrealized currency translation	1,980	280
Changes in assets and liabilities
Accounts receivable	(14,349)	8,944
Prepaid expenses and other assets	(21,911)	(7,694)
Deferred commission expense	(13,744)	(16,402)
Right-of-use assets	13,447	18,547
Accounts payable	8,960	(1,269)
Accrued expenses and other liabilities	23,089	15,533
Operating lease liabilities	(11,330)	(18,374)
Deferred revenue	52,506	49,365
Net cash and cash equivalents provided by operating activities	123,146	100,891
Investing Activities:
Purchases of investments	(864,063)	(654,063)
Maturities of investments	625,378	596,602
Sale of investments	124,998	—
Purchases of property and equipment	(18,272)	(10,746)
Purchases of intangible assets	(10,000)	—
Acquisition of a business, net of cash acquired	—	(16,810)
Purchases of strategic investments	(13,873)	(6,202)
Equity method investment	(250)	(3,100)
Capitalization of software development costs	(19,931)	(16,421)
Net cash and cash equivalents used in investing activities	(176,013)	(110,740)
Financing Activities:
Proceeds from settlement of Convertible Note Hedges related to the 2022 Convertible Notes	60,483	725
Payment for settlement of 2022 Convertible Notes	(79,807)	(45,409)
Repayment of 2025 Convertible Notes attributable to the principal	(1,619)	—
Employee taxes paid related to the net share settlement of stock-based awards	(7,764)	(6,913)
Proceeds related to the issuance of common stock under stock plans	19,699	24,868
Net cash and cash equivalents used in financing activities	(9,008)	(26,729)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(9,474)	(3,209)
Net increase in cash, cash equivalents and restricted cash	(71,349)	(39,787)
Cash, cash equivalents and restricted cash, beginning of period	380,042	381,152
Cash, cash equivalents and restricted cash, end of period	$308,693	$341,365
Supplemental cash flow disclosure:
Cash paid for interest	$881	$948
Cash paid for income taxes	$2,824	$4,198
Right-of-use assets obtained in exchange for operating lease liabilities	$4,673	$3,767
Non-cash investing and financing activities:
Issuance of common stock for repayment of 2022 Convertible Notes	$—	$209,859
Capital expenditures incurred but not yet paid	$3,271	$219
Asset retirement obligations	$1,161	$71

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

In February 2022, Russian forces launched a military invasion of Ukraine. While the broader implications of the conflict on the Company's results of operations and overall financial performance remain uncertain, the Company assessed the potential impact on the June 30, 2022 financial statements and determined there were no material adjustments necessary with respect to these consolidated financial statements.

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

Deferred Revenue and Deferred Commission Expense

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue. Deferred revenue during the six months ended June 30, 2022 increased by $39.2 million resulting from $461.0 million of additional invoicing and was offset by revenue recognized of $421.8 million during the same period. $245.0 million of revenue was recognized during the three months ended June 30, 2022 that was included in deferred revenue at the beginning of the period. $333.7 million of revenue was recognized during the six months ended June 30, 2022 that was included in deferred revenue at the beginning of the period. As of June 30, 2022, approximately $423.7 million of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year. The Company expects to recognize revenue on approximately 93% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

Additional contract liabilities of $2.4 million and $2.5 were included in accrued expenses and other current liabilities on the consolidated balance sheet as of June 30, 2022 and December 31, 2021.

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

Deferred commission expense during the three months ended June 30, 2022 increased by $2.4 million as a result of deferring incremental costs of obtaining a contract of $24.4 million and was offset by amortization of $22.0 million during the same period. Deferred commission expense during the six months ended June 30, 2022 increased by $10.3 million as a result of deferring incremental costs of obtaining a contract of $51.2 million and was offset by amortization of $40.9 million during the same period.

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

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(56,361)	$(24,572)	$(65,702)	$(47,731)
Weighted-average common shares outstanding — basic	47,815	46,777	47,697	46,603
Dilutive effect of share equivalents resulting from stock options, RSUs, ESPP, Warrants and the Conversion Options	—	—	—	—
Weighted-average common shares, outstanding — diluted	47,815	46,777	47,697	46,603
Net loss per share, basic and diluted	$(1.18)	$(0.53)	$(1.38)	$(1.02)

Since the Company incurred net losses for each of the periods presented, diluted net loss per share is the same as basic net loss per share. All of the Company’s outstanding stock options, RSUs, and shares issuable under the ESPP, as well as the Warrants and Conversion Options were excluded in the calculation of diluted net loss per share as the effect would be anti-dilutive.

The Company uses the treasury stock method and the average market price per share during the period for calculating any potential dilutive effect of the Warrants. The average stock price for the three months ended June 30, 2022 was $365.21 and for the six months ended June 30, 2022 was $424.84. The Company uses the if-converted method when calculating any potential dilutive effect of the Conversion Options, which assumes conversion of outstanding convertible securities at the beginning of the reporting period or date of issuance, if the convertible security was issued during the period.

The following table contains all potentially dilutive common stock equivalents.

	As of June 30,
	2022	2021
	(in thousands)
Options to purchase common shares	538	749
RSUs	1,477	1,462
Conversion Option of the 2022 Notes and Warrants	1,049	1,830
Conversion Option of the 2025 Notes	1,625	664
ESPP	11	8

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at June 30, 2022 and December 31, 2021:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$17,738	$—	$—	$17,738
Commercial paper	—	25,629	—	25,629
Corporate bonds	—	250,939	—	250,939
U.S. Government agency securities	—	35,378	—	35,378
U.S. Treasury securities	—	791,093	—	791,093
Restricted cash:
Money market funds	—	3,029	—	3,029
Total	$17,738	$1,106,068	$—	$1,123,806

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$125,940	$—	$—	$125,940
Commercial paper	—	28,337	—	28,337
Corporate bonds	—	249,846	—	249,846
U.S. Government agency securities	—	22,466	—	22,466
U.S. Treasury securities	—	698,300	—	698,300
Restricted cash:
Money market funds	—	3,029	—	3,029
Total	$125,940	$1,001,978	$—	$1,127,918

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At June 30, 2022 and December 31, 2021, Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.

As of June 30, 2022, the fair value of the 2025 Notes was $606.2 million. The fair value was determined based on the quoted price of the 2025 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Upon maturity and settlement of the 2022 Notes on June 1, 2022, the 2022 Notes are no longer outstanding as of June 30, 2022.

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

Strategic investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the statement of operations. The Company holds $37.0 million of strategic investments without readily determinable fair values at June 30, 2022 and $17.8 million of strategic investments without readily determinable fair values at December 31, 2021. These investments are included in prepaid and other current assets and other assets on the consolidated balance sheets. During the six months ended June 30, 2022, an acquisition of an entity in which the Company held a strategic investment was completed, which resulted in an observable price change. In the first quarter of 2022, the Company adjusted the fair value of its investment and recognized a gain of $4.2 million reported in the consolidated statements of operations as other income. There were no other adjustments to the carrying value of the strategic investments resulting from impairments or observable price changes in the six months ended June 30, 2022.

The following tables summarize the composition of our short- and long-term investments at June 30, 2022 and December 31, 2021.

	June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$25,629	$—	$—	$25,629
Corporate bonds	254,861	9	(3,931)	250,939
U.S. Government agency securities	35,986	13	(621)	35,378
U.S. Treasury securities	793,998	38	(2,943)	791,093
Total	$1,110,474	$60	$(7,495)	$1,103,039

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$25,245	$—	$—	$25,245
Corporate bonds	250,443	9	(606)	249,846
U.S. Government agency securities	22,504	—	(38)	22,466
U.S. Treasury securities	698,446	2	(148)	698,300
Total	$996,638	$11	$(792)	$995,857

For all of our securities for which the amortized cost basis was greater than the fair value at June 30, 2022, the Company has concluded that there is no plan to sell the security nor is it more likely than not that the Company would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, the Company considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

Contractual Maturities

The contractual maturities of short-term and long-term investments held at June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022		December 31, 2021
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
	(in thousands)		(in thousands)
Due within one year	$944,398	$940,379	$821,101	$820,962
Due after 1 year through 2 years	166,076	162,660	175,537	174,895
Total	$1,110,474	$1,103,039	$996,638	$995,857

5. Restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows for the three months ended June 30, 2022 and 2021.

	June 30, 2022	June 30, 2021	December 31, 2021
	(in thousands)
Cash and cash equivalents	$305,664	$338,336	$377,013
Restricted cash, included in other assets	3,029	3,029	3,029
Total cash, cash equivalents, and restricted cash	$308,693	$341,365	$380,042

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Computer equipment and purchased software	$16,436	$15,524
Employee related computer equipment	38,121	32,230
Furniture and fixtures	19,985	20,180
Leasehold improvements	99,166	90,070
Internal-use software	25,771	20,616
Construction in progress	383	4,141
Total property and equipment	199,862	182,761
Less accumulated depreciation	(97,306)	(86,627)
Property and equipment, net	$102,556	$96,134

Depreciation and amortization expense on property and equipment was $6.9 million for the three months ended June 30, 2022, $13.2 million for the six months ended June 30, 2022, $6.1 million for the three months ended June 30, 2021, and $12.1 million for the six months ended June 30, 2021.

7. Capitalized Software Development Costs

Capitalized software development costs, exclusive of those recorded within property and equipment, consisted of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Gross capitalized software development costs	$145,602	$122,592
Accumulated amortization	(95,374)	(82,734)
Capitalized software development costs, net	$50,228	$39,858

These capitalized software development costs are associated with software developed for customer purchase. Capitalized software development costs recorded within property and equipment are associated with software developed for Company use.

Amortization of capitalized software development costs, exclusive of costs recorded within property and equipment, was $7.5 million three months ended June 30, 2022, $14.6 million for the six months ended June 30, 2022, $5.3 million for the three months ended June 30, 2021, and $10.2 million for the six months ended June 30, 2021.

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

Each $1,000 of principal amount of the 2025 Notes will initially be convertible into 3.5396 shares of the Company’s common stock (the “Conversion Option of the 2025 Notes”), which is equivalent to an initial conversion price of approximately $282.52 per share, subject to adjustment upon the occurrence of certain specified events. On or after March 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2025 Notes at any time. The 2025 Notes will be convertible at the option of the holders prior to the close of business on the business day immediately preceding March 1, 2025 under certain circumstances as described in the indenture governing the 2025 Notes (the “Indenture”). Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The Company expects to settle the principal amount of the 2025 Notes in cash. In the quarter ended June 30, 2022, the 2025 Notes did not meet the Conversion Option and are not convertible.

In accordance with GAAP relating to the embedded conversion feature, the Company bifurcated the conversion feature associated with the 2025 Notes and recorded $96.6 million to additional paid-in capital for the conversion feature and the resulting debt discount was being amortized to interest expense. As there is no longer an equity component of the convertible debt under the new standard, the debt issuance cost and conversion option that was allocated to the equity component was derecognized through an adjustment to opening retained earnings upon adoption of the new standard on January 1, 2022.

The net carrying amount of the liability component of the 2025 Notes is as follows:

	As of June 30, 2022	As of December 31, 2021
	(in thousands)
Principal	$459,083	$459,999
Unamortized debt discount	—	(70,594)
Unamortized issuance costs	(5,851)	(5,544)
Net carrying amount	$453,232	$383,861

Interest expense related to the 2025 Notes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Contractual interest expense	$430	$431	$861	$862
Amortization of debt discount	—	4,510	—	8,901
Amortization of issuance costs	492	354	973	699
Total interest expense	$922	$5,295	$1,834	$10,462

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

Each $1,000 principal amount of the 2022 Notes are currently convertible into 10.5519 shares of the Company’s common stock (the “Conversion Option of the 2022 Notes”), which is equivalent to an initial conversion price of approximately $94.77 per share, subject to adjustment upon the occurrence of specified events. On or after February 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. On June 1, 2022, upon the maturity of the 2022 Notes, the Company paid $19.4 million to satisfy the aggregate principal amount due and $60.4 million for the conversion premium in excess of the principal amount.

In connection with the offering of the 2022 Notes, the Company entered into convertible note hedge transactions (the “Convertible Note Hedges”) with certain counterparties in which the Company has the option to purchase (subject to adjustment for certain specified events) up to approximately 4.2 million shares of the Company’s common stock at a price of approximately $94.77 per share. The Convertible Note Hedges will be settled in cash or shares, or any combination thereof, in accordance with the settlement method of the 2022 Notes in excess of the par amount, and are expected to settle concurrently with the conversion of the

2022 Notes. Upon the maturity of the 2022 Notes on June 1, 2022, the remainder of the Convertible Note Hedges were settled in cash. The Company received approximately $60.5 million in cash upon settlement.

In addition, the Company sold warrants (the “Warrants”) to certain bank counterparties whereby the holders of the Warrants have the option to initially purchase (subject to adjustment for certain specified events) a total of approximately 4.2 million shares of the Company’s common stock at a price of $115.8 per share. The amount by which the settlement price exceeds the strike price may be settled in shares or cash at the Company’s election. The Warrants are expected to settle three business days from each trading day commencing on September 1, 2022 and ending on the 79th trading day thereafter. As of June 30, 2022, Warrants giving certain counterparties the option to acquire up to 1.3 million shares of the Company’s common stock remain outstanding.

In accordance with GAAP relating to the embedded conversion feature, the Company bifurcated the conversion feature associated with the 2022 Notes and recorded $18.9 million to additional paid-in capital for the conversion feature and the resulting debt discount was being amortized to interest expense. As there is no longer an equity component of the convertible debt under the new standard, the debt issuance cost and conversion option that was allocated to the equity component was derecognized through an adjustment to opening retained earnings upon adoption of the new standard on January 1, 2022.

Interest expense related to the 2022 Notes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Contractual interest expense	$8	$46	$20	$115
Amortization of debt discount	—	1,074	—	2,709
Amortization of issuance costs	18	80	44	203
Total interest expense	$26	$1,200	$64	$3,027

9. Leases

The Company leases office facilities under non-cancelable operating leases that expire at various dates through February 2035.

During the six months ended June 30, 2022, the lease term began, was amended, or extended for various leases of office spaces globally. The Company recorded a net $6.1 million of right-of-use assets and $6.1 million of lease liabilities for these leases during the period upon the lease commencement, amendment, or extension.

The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of operating lease payments. To determine the estimated incremental borrowing rate, the Company uses publicly available credit ratings for peer companies. The Company estimates the incremental borrowing rate using yields for maturities that are in line with the duration of the lease payments. The weighted average discount rate for operating leases as of June 30, 2022 was 4.9%.

Operating lease expense costs were $10.8 million for the three months ended June 30, 2022, $21.7 million for the six months ended June 30, 2022, $11.9 million for the three months ended June 30, 2021, and $24.0 million for the six months ended June 30, 2021.

The Company subleases some of its unused spaces to third parties. Operating sublease income generated under all operating lease agreements for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Operating sublease income	$1,100	$1,247	$2,288	$2,506

Cash payments related to operating lease liabilities were $13.3 million for the three months ended June 30, 2022, $20.9 million for the six months ended June 30, 2022, $14.0 million for the three months ended June 30, 2021, and $26.1 million for the six months ended June 30, 2021.

10. Commitments and Contingencies

Contractual Obligations

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through February 2035. Certain leases contain optional termination dates. The table below only includes payments up to the optional termination date. If the Company were to extend leases beyond the optional termination date, the future commitments would increase by approximately $76.7 million.

Included in the table below are operating lease commitments for leases that have not yet commenced of approximately $1.3 million for facilities with lease terms of approximately two years.

Future minimum payments under all operating lease agreements as of June 30, 2022 are as follows:

Operating
(in thousands)
Remainder of 2022	$22,451
2023	44,430
2024	41,932
2025	41,448
2026	41,149
Thereafter	168,346
Total	$359,756

Future minimum payments under all non-cancelable arrangements as of June 30, 2022 and agreements entered into since then are as follows:

	Product related obligations	INBOUND event obligations
	(in thousands)
Remainder of 2022	67,020	3,065
2023	156,650	977
2024	178,087	4
2025	195,972	4
2026	220,000	—
Thereafter	187,500	—
Total	$1,005,229	$4,050

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

11. Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ equity, for the six months ended June 30, 2022.

	Cumulative Translation Adjustment	Unrealized Gain on Investments	Total
	(in thousands)
Beginning balance at January 1, 2022	(532)	(807)	(1,339)
Other comprehensive loss before reclassifications	(3,025)	(6,653)	(9,678)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Ending balance at June 30, 2022	(3,557)	(7,460)	(11,017)

12. Intangible assets

In the three months ended June 30, 2022, the Company purchased the rights to the domain name "connect.com" for $10.0 million. The domain will be used to host a networked community for customers, Solutions Partners, and prospects. The cost is amortized on a straight-line basis over its estimated useful life of seven years. Amortization expense for the three months ended June 30, 2022 was $0.4 million and is included in sales and marketing expense in the consolidated statements of operations.

13. Stock-Based Compensation Expense

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Options	$3,142	$1,572	$5,141	$3,166
RSUs	75,435	39,692	116,253	68,432
Employee stock purchase plan	2,588	2,169	5,474	4,258
Total stock-based compensation expense	$81,165	$43,433	$126,868	$75,856

Effect of stock-based compensation expense on income by line item:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Cost of revenue, subscription	$2,383	$1,582	$4,206	$2,892
Cost of revenue, professional services and other	1,248	826	2,083	1,523
Research and development	31,698	15,080	48,684	26,565
Sales and marketing	32,183	18,971	49,052	32,600
General and administrative	13,653	6,974	22,843	12,276
Total stock-based compensation expense	$81,165	$43,433	$126,868	$75,856

Capitalized software development costs excluded from stock-based compensation expense is $3.9 million for the three months ended June 30, 2022, $5.6 for the six months ended June 30, 2022, $1.9 million for the three months ended June 30, 2021, and $3.1 million for the six months ended June 30, 2021.

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

Revenues by geographical region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Americas	$259,319	$190,728	$501,346	$364,599
Europe	125,141	93,365	244,330	176,735
Asia Pacific	37,295	26,695	71,678	50,819
Total	$421,755	$310,788	$817,354	$592,153
Percentage of revenues generated outside of the Americas	39%	39%	39%	38%

Revenue derived from customers outside the United States (international) was approximately 46% of total revenue in the three and six months ended June 30, 2022 and 2021.

Total long-lived assets by geographical region:

	As of June 30, 2022	As of December 31, 2021
	(in thousands)
Americas	$227,608	$226,848
Europe	126,410	139,846
Asia Pacific	12,140	10,268
Total long-lived assets	$366,158	$376,962
Percentage of long-lived assets held outside of the Americas	38%	40%

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

We focus on selling to mid-market business-to-business, or B2B, companies, which we define as companies that have between two and 2,000 employees. While our CRM Platform was built to grow with any company, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving this market segment. These mid-market businesses seek an integrated, easy-to-implement and easy-to-use solution to reach customers and compete with organizations that have larger marketing, sales, and customer service budgets. We efficiently reach these businesses at scale through our proven inbound methodology, our Solutions Partners, and our “freemium” model. A Solutions Partner is a service provider that helps businesses with strategy, execution, and implementation of go-to-market activities and technology solutions. Our freemium model attracts customers who begin using our CRM Platform through our free products and then upgrade to our paid products. As of June 30, 2022, we had 7,045 full-time employees and 150,865 Customers of varying sizes in more than 120 countries, representing almost every industry.

We derive most of our revenue from subscriptions to our cloud-based CRM Platform and related professional services, which consist of customer on-boarding, training and consulting services. Subscription revenue accounted for 98% of our total revenue for the three and six months ended June 30, 2022, 97% of our total revenue for the three months ended June 30, 2021, and 96% of our total revenue for the six months ended June 30, 2021. We sell multiple product plans at different base prices on a subscription basis, each of which includes our CRM and integrated applications to meet the needs of the various customers we serve. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We also generate additional revenue based on the purchase of additional subscriptions and products, and the number of account users and subdomains. Most of our customers’ subscriptions are one year or less in duration.

Subscriptions are billed in advance on various schedules. Because the mix of billing terms for orders can vary from period to period, the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. Accordingly, we do not believe that change in deferred revenue is an accurate indicator of future revenue.

Many of our customers purchase on-boarding, training, and consulting services, and utilize other tools and Payments, which are designed to help customers enhance their ability to attract, engage and delight their customers using our CRM Platform. Professional services and other revenue accounted for 2% of total revenue for three and six months ended June 30, 2022, 3% of our total revenue for the three months ended June 30, 2021, and 4% of our total revenue for the six months ended June 30, 2021.

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

We believe that the growth of our business is dependent on many factors, including our ability to expand our customer base, increase adoption of our CRM Platform within existing customers, develop new products and applications to extend the functionality of our CRM Platform and provide a high level of customer service. We expect to continue to invest in sales and marketing and expand our international operations. We also expect to increase our investment in research and development as we continue to introduce new products and applications to extend the functionality of our CRM Platform. We also intend to maintain a high level of customer service and support which we consider critical for our continued success. We plan to continue investing in our data center infrastructure and services capabilities in order to support continued future customer growth. We also expect to continue to incur additional general and administrative expenses as a result of both our growth and the infrastructure required to be a public company. We expect to use our cash flow from operations and the proceeds from our convertible debt and prior stock offerings to fund these growth strategies and support our business and do not expect to be profitable in the near term.

COVID-19 and Other Global Economic Conditions

Our results of operations can be significantly influenced by general macroeconomic conditions, including but not limited to, the impact of the pandemic, foreign currency fluctuations, interest rates, inflation, recession risks, existing and new domestic and foreign laws and regulations, all of which are beyond our control. Fluctuations in foreign exchange rates and rising inflation has had, and may continue to have an adverse impact on our financial condition and operating results in future periods.. As we continue to monitor the direct and indirect impacts of these circumstances, the broader implications of these macroeconomic events on our business, results of operations and overall financial position, particularly in the long term, remain uncertain. See the section titled “Risk Factors'' included under Part II, Item 1A below for further discussion of the possible impact of these factors and other risks on our business.

Results of Operations for the Three Months Ended June 30, 2022 and 2021

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Revenues:
Subscription	$412,401	$300,423	$797,356	$570,686
Professional services and other	9,354	10,365	19,998	21,467
Total revenue	421,755	310,788	817,354	592,153
Cost of revenues:
Subscription	64,431	51,134	123,816	94,986
Professional services and other	14,500	11,743	28,053	22,625
Total cost of revenues	78,931	62,877	151,869	117,611
Gross profit	342,824	247,911	665,485	474,542
Operating expenses:
Research and development	118,914	72,104	211,650	140,500
Sales and marketing	224,262	157,799	421,396	298,817
General and administrative	51,898	34,610	95,844	66,860
Total operating expenses	395,074	264,513	728,890	506,177
Loss from operations	(52,250)	(16,602)	(63,405)	(31,635)
Other expense:
Interest income	2,050	341	2,564	816
Interest expense	(949)	(7,179)	(1,898)	(16,578)
Other (expense) income	(3,091)	528	602	1,188
Total other (expense) income	(1,990)	(6,310)	1,268	(14,574)
Loss before income tax expense	(54,240)	(22,912)	(62,137)	(46,209)
Income tax expense	(2,121)	(1,660)	(3,565)	(1,522)
Net loss	$(56,361)	$(24,572)	$(65,702)	$(47,731)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Subscription	98%	97%	98%	96%
Professional services and other	2	3	2	4
Total revenue	100	100	100	100
Cost of revenue:
Subscription	15	16	15	16
Professional services and other	3	4	3	4
Total cost of revenue	19	20	19	20
Gross profit	81	80	81	80
Operating expenses:
Research and development	28	23	26	24
Sales and marketing	53	51	52	50
General and administrative	12	11	12	11
Total operating expenses	94	85	89	85
Loss from operations	(12)	(5)	(8)	(5)
Total other (expense) income	(0)	(2)	0	(2)
Loss before income tax expense	(13)	(7)	(8)	(8)
Income tax expense	(1)	(1)	(0)	(0)
Net loss	(13)%	(8)%	(8)%	(8)%

Percentages are based on actual values. Totals may not sum due to rounding.

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenues:
Subscription	$412,401	$300,423	$111,978	37%	$797,356	$570,686	$226,670	40%
Professional services and other	9,354	10,365	(1,011)	(10)%	19,998	21,467	(1,469)	(7)%
Total revenue	$421,755	$310,788	$110,967	36%	$817,354	$592,153	$225,201	38%
Three month change

Subscription revenue increased during the three months ended June 30, 2022 compared to the same period in 2021 primarily due to the increase in Customers, which grew from 121,048 as of June 30, 2021 to 150,865 as of June 30, 2022. Average Subscription Revenue per Customer increased from $10,198 for the three months ended June 30, 2021 to $11,198 for the three months ended June 30, 2022. The growth in Customers was primarily driven by our increased sales representative capacity to meet market demand as well a continued demand for our CRM Platform. The increase in Average Subscription Revenue per Customer was primarily driven by a continued demand for our Professional and Enterprise products, product upgrades by existing customers and impact from customer mix, offset by the impact of foreign currency translations primarily attributable to the decline in the value of the Euro relative to the U.S. Dollar.

Professional services and other revenue decreased during the three months ended June 30, 2022 compared to the same period in 2021 primarily due to lower overall services revenue from onboardings and trainings, and lower fees earned from revenue share arrangements with third parties, partially offset by fees earned from Payments and other revenue streams.

Six month change

Subscription revenue increased during the three months ended June 30, 2022 compared to the same period in 2021 primarily due to the increase in Customers, which grew from 121,048 as of June 30, 2021 to 150,865 as of June 30, 2022. Average Subscription Revenue per Customer increased from $10,111 for the six months ended June 30, 2021 to $11,137 for the six months ended June 30, 2022. The growth in Customers was primarily driven by our increased sales representative capacity to meet market demand as well a continued demand for our CRM Platform. The increase in Average Subscription Revenue per Customer was primarily driven by a continued demand for our Professional and Enterprise products, product upgrades by existing customers and impact from customer mix, offset by the impact of foreign currency translations primarily attributable to the decline in the value of the Euro relative to the U.S. Dollar.

Professional services and other revenue decreased during the six months ended June 30, 2022 compared to the same period in 2021 primarily due to non-recurring advertising revenue generated from our acquisition of the Hustle in the first quarter of 2021, lower overall services revenue from onboardings and trainings, and lower fees earned from revenue share arrangements with third parties, partially offset by fees earned from Payments and other revenue streams.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Total cost of revenue	$78,931	$62,877	$16,054	26%	$151,869	$117,611	$34,258	29%
Gross profit	$342,824	$247,911	$94,913	38%	$665,485	$474,542	$190,943	40%
Gross margin percentage	81%	80%			81%	80%

Total cost of revenue for the three and six months ended June 30, 2022 increased compared to the same period in 2021 primarily due to an increase in subscription and hosting costs, employee-related costs, amortization of capitalized software development costs, allocated overhead expenses, and amortization of acquired technology. Gross margins remained consistent year-over-year.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Subscription cost of revenue	$64,431	$51,134	$13,297	26%	$123,816	$94,986	$28,830	30%
Percentage of subscription revenue	16%	17%			16%	17%

The increase in subscription cost of revenue for the three and six months ended June 30, 2022 compared to the same period in 2021 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Subscription and hosting costs	$7,337	$16,459
Employee-related costs	3,528	7,354
Amortization of capitalized software development costs	2,270	4,471
Allocated overhead expenses	91	393
Amortization of acquired technology	71	153
	$13,297	$28,830

Three month change

Subscription and hosting costs increased primarily due to growth in our Total Customer base from 121,048 as of June 30, 2021 to 150,865 as of June 30, 2022. We also saw higher subscription and hosting costs as we launched an additional data center in the third quarter of 2021 and continued to focus on the security, reliability and performance of our CRM Platform. Employee-related costs increased as a result of increased headcount as we grew our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products and increased functionality. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure that is needed to grow our business. Amortization of acquired technology increased due to certain acquired technology being amortized using a method reflective of the expected economic benefit consumption over the expected useful life of the asset.

Six month change

Subscription and hosting costs increased primarily due to growth in our Total Customer base from 121,048 as of June 30, 2021 to 150,865 as of June 30, 2022. We also saw higher subscription and hosting costs as we launched an additional data center in the third quarter of 2021 and continued to focus on the security, reliability and performance of our CRM Platform. Employee-related costs increased as a result of increased headcount as we grew our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continue to develop new products and increased functionality. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business. Amortization of acquired technology increased due to certain acquired technology being amortized using a method reflective of the expected economic benefit consumption over the expected useful life of the asset.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Professional services and other cost of revenue	$14,500	$11,743	$2,757	23%	$28,053	$22,625	$5,428	24%
Percentage of professional services and other revenue	155%	113%			140%	105%

The increase in professional services and other cost of revenue for three and six months ended June 30, 2022 compared to the same period in 2021 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Employee-related costs	$2,657	$5,099
Allocated overhead expenses	100	329
	$2,757	$5,428

Employee-related costs increased as a result of increased headcount as we grew our professional services organization to support our customer growth. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Research and development	$118,914	$72,104	$46,810	65%	$211,650	$140,500	$71,150	51%
Percentage of total revenue	28%	23%			26%	24%

The increase in research and development expense for the three and six months ended June 30, 2022 compared to the same period in 2021 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Employee-related costs	$47,783	$73,625
Allocated overhead expenses	907	1,916
Hosting expenses	(1,880)	(4,391)
	$46,810	$71,150

Three month change

Employee-related costs increased as a result of increased headcount as we continue to grow our engineering organization to develop new products, increase functionality and to maintain our existing CRM Platform. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business and expand headcount. Hosting expense decreased due to incremental spend in the second quarter of 2021 associated with product development infrastructure that is unrelated to the hosting of our CRM Platform for paying Customers. In July of 2021, we launched a new data center and the ongoing expenses related to the hosting of our CRM Platform on that data center are classified as subscription cost of revenue.

Six month change

Employee-related costs increased as a result of increased headcount as we continue to grow our engineering organization to develop new products, increase functionality and to maintain our existing CRM Platform. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business and expand headcount. Hosting expense decreased due to incremental spend in the first half of 2021 associated with product development infrastructure that is unrelated to the hosting of our CRM Platform for paying Customers. In July of 2021, we launched a new data center and the ongoing expenses related to the hosting of our CRM Platform on that data center are classified as subscription cost of revenue.

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Sales and marketing	$224,262	$157,799	$66,463	42%	$421,396	$298,817	$122,579	41%
Percentage of total revenue	53%	51%			52%	50%

The increase in sales and marketing expense for the three and six months ended June 30, 2022 compared to the same period in 2021 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Employee-related costs	$52,612	$91,384
Solutions Partner commissions	6,825	14,195
Marketing programs	3,212	9,283
Allocated overhead expenses	2,464	5,349
Professional services	1,005	2,023
Amortization of intangible asset	345	345
	$66,463	$122,579

Three month change

Employee-related costs increased as a result of increased headcount as we expanded our selling and marketing organizations to grow our customer base. Solutions Partner commissions increased as a result of increased revenue generated through our Solutions Partners. Marketing programs increased due to the timing and size of certain marketing efforts as we made investments in attracting new customers. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business. Professional fees increased due to an increase in the use of third-party services and contractors for our marketing efforts. Amortization of intangible assets increased primarily due to the purchase of a domain name in the three months ended June 30, 2022.

Six month change

Employee-related costs increased as a result of increased headcount as we expanded our selling and marketing organizations to grow our customer base. Solutions Partner commissions increased as a result of increased revenue generated through our Solutions Partners. Marketing programs increased due to the timing and size of certain marketing efforts as we continue to make investments in attracting new customers. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business. Professional fees increased due to an increase in the use of third-party services and contractors for our marketing efforts. Amortization of intangible assets increased primarily due to the purchase of a domain name in the six months ended June 30, 2022.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
General and administrative	$51,898	$34,610	$17,288	50%	$95,844	$66,860	$28,984	43%
Percentage of total revenue	12%	11%			12%	11%

The increase in general and administrative expense for the three and six months ended June 30, 2022 compared to the same period in 2021 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Employee-related costs	$14,546	$24,018
Allocated overhead expenses	886	1,238
Customer credit card fees	1,856	3,728
	$17,288	$28,984

Three month change

Employee-related costs increased as a result of increased headcount as we grew our business and required additional personnel to support our expanded operations. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business. Customer credit card fees increased due to increased customer transactions as we continue to grow our business.

Six month change

Employee-related costs increased as a result of increased headcount as we grew our business and required additional personnel to support our expanded operations. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business. Customer credit card fees increased due to increased customer transactions as we continue to grow our business.

Interest income

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Interest income	$2,050	$341	$1,709	501%	$2,564	$816	$1,748	214%
Percentage of total revenue	*	*			*	*

* not meaningful

Interest income primarily consists of interest earned on invested cash and cash equivalents balances and investments. The increase during the three and six months ended June 30, 2022 is due to an increase in yields on our investment balances.

Interest expense

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Interest expense	$(949)	$(7,179)	$(6,230)	(87)%	$(1,898)	$(16,578)	$(14,680)	(89)%
Percentage of total revenue	*	(2)%			*	(3)%

* not meaningful

The change in interest expense for the three and six months ended June 30, 2022 compared to the same period in 2021 is due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Amortization of the debt discount and issuance costs and contractual interest expense related to our Notes	$(5,547)	$(11,593)
Loss on early extinguishment of 2022 Convertible Notes	(683)	(3,087)
	$(6,230)	$(14,680)

Three month change

Interest expense primarily consists of amortization of the debt discount and issuance costs and contractual interest expense related to our Notes and the loss on early extinguishment of our 2022 Notes. The decrease in interest expense related to the Notes and loss on extinguishment is primarily due to the adoption of the new convertible debt guidance.

Six month change

Interest expense primarily consists of amortization of the debt discount and issuance costs and contractual interest expense related to our Notes, and the loss on early extinguishment of our 2022 Notes. The decrease in interest expense related to the Notes and loss on extinguishment is primarily due to the adoption of the new convertible debt guidance.

Other (expense) income

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Other (expense) income	$(3,091)	$528	$(3,619)	(685)%	$602	$1,188	$(586)	49%
Percentage of total revenue	(1)%	*			*	*

* not meaningful

The change in other income during the three and six months ended June 30, 2022 is primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Foreign currency transaction gains and losses	$(2,597)	$(3,763)
Gain on strategic investments	(1,022)	3,177
	$(3,619)	$(586)

Three month change

Other (expense) income primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities and any gains or losses on our strategic investments. The increase in foreign currency transaction losses is primarily attributable to the decline in the value of the Euro relative to the U.S. Dollar. The decrease in gain on investments is due to an adjustment to the fair value of an investment as a result of an observable price change in the three months ended June 30, 2021, whereas no gain was recognized in the three months ended June 30, 2022.

Six month change

Other (expense) income primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities and any gains or losses on our strategic investments. The increase in foreign currency transaction losses is primarily attributable to the decline in the value of the Euro relative to the U.S. Dollar. The increase in gain on investments is due to an adjustment to the fair value of an investment as a result of an observable price change of $4.2 million in the six months ended June 30, 2022 compared to $1.0 million in the six months ended June 30, 2021.

Income tax expense

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Income tax expense	$(2,121)	$(1,660)	$(461)	28%	$(3,565)	$(1,522)	$(2,043)	134%
Effective tax rate	4%	7%			6%	3%

Three month change

Income tax expense consists of current and deferred taxes for U.S. and foreign income taxes. The increase in income tax expense was primarily driven by increased income in jurisdictions outside of the U.S. that are profitable from a tax perspective, the state tax effect of a U.S. federal tax law change in effect from January 1, 2022 that requires the capitalization of research and experimental costs, and lower-than-expected tax benefits associated with stock-based compensation.

Six month change

Income tax expense consists of current and deferred taxes for U.S. and foreign income taxes. The increase in income tax expense was primarily driven by increased income in jurisdictions outside of the U.S. that are profitable from a tax perspective, the state tax effect of a U.S. federal tax law change in effect from January 1, 2022 that requires the capitalization of research and experimental costs, and lower-than-expected tax benefits associated with stock-based compensation, partially offset by a non-recurring income tax benefit recognized in 2021 relating to the release of a portion of the Company’s valuation allowance. The release was due to recording net deferred tax liabilities related to the Hustle acquisition, which are a source of income to support the realizability of the Company’s pre-existing U.S. deferred tax assets.

Liquidity and Capital Resources

Our principal sources of liquidity to date have been cash and cash equivalents, net accounts receivable, our common stock offerings, and our convertible notes offerings.

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents provided by operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities for the six months ended June 30, 2022 and 2021.

	Six Months ended June 30,
	2022	2021
	(in thousands)
Cash and cash equivalents	$305,664	$338,336
Working capital	869,617	862,418
Net cash and cash equivalents provided by operating activities	123,146	100,891
Net cash and cash equivalents used in investing activities	(176,013)	(110,740)
Net cash and cash equivalents used in financing activities	(9,008)	(26,729)

Our cash and cash equivalents at June 30, 2022 were held for working capital purposes. At June 30, 2022, $119.7 million of our cash and cash equivalents was held in accounts outside the United States. We do not assert indefinite reinvestment of our foreign earnings because these earnings have been subject to United States Federal tax. While we have concluded that any incremental tax incurred upon ultimate distribution of these earnings to be immaterial, our current plans do not demonstrate a need to repatriate undistributed earnings to fund our U.S. operations.

Cash from operations could be affected by various risks and uncertainties detailed in the section titled “Risk Factors” included under Part II, Item 1A. However, based on our current business plan and revenue prospects, we believe that our existing cash, cash equivalents and investment balances, and our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months.

Net Cash and Cash Equivalents Provided by Operating Activities

Net cash and cash equivalents provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash and cash equivalents provided by operating activities during the six months ended June 30, 2022 primarily reflected our net loss of $65.7 million, benefit from deferred income taxes of $0.4 million, $0.2 million accretion of bond discounts, and gains on strategic investments of $4.2 million, offset by non-cash expenses that included $27.1 million of depreciation and amortization, $126.9 million in stock-based compensation, and $1.0 million of amortization of debt discount and issuance costs. Working capital sources of cash and cash equivalents primarily included a $52.5 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $13.4 million increase in right-of-use asset, a $9.0 million increase in accounts payable related to timing of bill payments, and $23.1 million increase in accrued expenses and other liabilities. These sources of cash and cash equivalents were offset by a $21.9 million increase in prepaid expenses and other assets, a $11.3 million decrease in operating lease liabilities, a $13.7 million increase in deferred commissions, and a $14.3 million increase in accounts receivable as a result of increased billings to customers.

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

Net Cash and Cash Equivalents Used in Investing Activities

Our investing activities have consisted primarily of purchases and maturities of investments, sale of investments, property and equipment purchases, an acquisition of a business, purchase of intangible assets, purchases of strategic investments, an equity method investment and capitalization of software development costs. Capitalized software development costs are related to new products or improvements to our existing software platform that expands the functionality for our customers.

Net cash and cash equivalents used in investing activities during the six months ended June 30, 2022 consisted primarily of $864.1 million purchases of investments, $18.3 million of purchased property and equipment, $13.9 million of purchases of strategic investments, $19.9 million of capitalized software development costs, and a $10.0 million purchase of intangible assets. These uses of cash were offset by $625.4 million received related to the maturity of investments and $125.0 million received for sale of investments.

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

For the six months ended June 30, 2022 cash used in financing activities consisted of $1.6 million used for the repayment of the 2025 Notes attributable to the principal, $79.8 million payment for settlement of the 2022 Notes, and $7.8 million used for payment of employee taxes related to the net share settlement of stock-based awards, offset by $19.7 million of proceeds related to issuance of common stock under stock plans and $60.5 million of proceeds from settlement of the Convertible Note Hedges.

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2022 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, we are committed to contribute additional capital of $9.2 million to the Black Economic Development Fund. There were no other material off-balance sheet arrangements exclusive of operating leases and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

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

We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operation, and our risk grows.

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

Market Risk and Market Interest Risk

In June 2020, we issued $460 million aggregate principal amount of convertible senior notes due June 1, 2025, of which $459.1 million remains outstanding as of June 30, 2022. The fair value of our convertible senior notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Generally, the fair values of our senior convertible notes will increase as interest rates fall and decrease as interest rates rise. Additionally, we carry the convertible senior notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. The Federal Reserve recently raised interest rates in an effort to combat high inflation and may continue to do so in the future. There continues to be uncertainty in the changing market and economic conditions, including the possibility or additional measures that could be taken by the Federal Reserve and other government agencies, related to concerns over inflation risk.

The table below provides a sensitivity analysis of hypothetical 10% changes of our stock price as of June 30, 2022 and the estimated impact on the fair value of the 2025 Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such an event may have on the fair value of the 2025 Notes.

2025 Notes

Hypothetical change in HubSpot stock price	Fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$625,409	$19,231	3%
No change	$606,178	$—	—
10% decrease	$549,660	$(56,518)	(9)%

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

Our headcount and operations have grown substantially. For example, we had 7,045 full-time employees as of June 30, 2022, compared with 5,895 as of December 31, 2021. We have opened several international offices and may plan to open additional offices in the future. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. Furthermore, as our employees work remotely from geographic areas across the globe and more of our employees work remotely on a permanent basis (pursuant to our newly implemented hybrid workplace model, which provides our employees with the option to be fully remote, work full-time from one of our offices, or have the flexibility to work both in the office and remotely), we may need to reallocate our investment of resources and closely monitor a variety of local regulations and requirements, including local tax laws, and we may experience unpredictability in our expenses and employee work culture. If we experience any of these effects in connection with future growth, if our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, it could materially impair our ability to attract new customers, retain existing customers and expand their use of our platform, all of which would materially and adversely affect our business, financial condition and results of operations.

In addition, to manage the recent growth of our headcount, operations and geographic expansion, we will need to continue to expand our information technology infrastructure, operational, financial and management systems and procedures. Our anticipated additional headcount and capital investments will increase our costs, which will make it more difficult for us to address any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our growth, we will be unable to successfully execute our business plan, which could have a negative impact on our business, results of operations or financial condition.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. We have formed several international entities and plan to form additional entities in the future. These international operations focus primarily on sales, professional services and support, and select international locations also have development teams. Our current international operations and future initiatives will involve a variety of risks, including:

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
•
global economic uncertainty caused by global political events and similar geopolitical developments;
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

We believe that a critical component to our success has been our company culture, which is based on transparency and personal autonomy. We have invested substantial time and resources in building our team within this company culture. In 2020, we made the decision to permanently move to a hybrid workplace model, which means our employees have the option to be fully remote, work full-time from one of our offices, or work both in the office and remotely. Preservation of our corporate culture has been made more difficult as a majority of our work force has been working from home in connection with our hybrid workplace model. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. As we grow and continue to develop our company infrastructure, we may find it difficult to maintain these important aspects of our company culture and our business may be adversely impacted.

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

To execute our business strategy, we must attract and retain highly qualified personnel. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing and managing cloud-based software, as well as for skilled information technology, marketing, sales and operations professionals, and we may not be successful in attracting and retaining the professionals we need. Also, inbound sales, marketing, services, operations, and content management domain experts are very important to our success and are difficult to replace. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and difficulty in retaining highly skilled employees with appropriate qualifications. In particular, we have experienced a competitive hiring environment in the Greater Boston area, where we are headquartered and will continue to experience a competitive hiring environment as we recruit for remote talent worldwide. Many of the companies with which we compete for experienced personnel have greater resources than we do. The change by companies to offer a remote or hybrid work environment may increase the competition for such employees from employers outside of our traditional office locations. In addition, if we choose to no longer offer a remote or hybrid work environment, we may face more difficulty in retaining our workforce. Further, labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, and workforce participation rates. In addition, if our reputation were to be harmed, whether as a result of media, legislative, or regulatory scrutiny or otherwise, it could make it more difficult to attract and retain personnel that are critical to the success of our business.

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

Risks Related to Global Economic Conditions

We are exposed to fluctuations in currency exchange rates that could adversely affect our financial results.

We face exposure to movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. As we have expanded our international operations, our exposure to exchange rate fluctuations has increased, in particular with respect to the Euro, British Pound Sterling, Australian Dollar, Singapore Dollar, Japanese Yen, Colombian Peso, and Canadian Dollar. Fluctuations in the value of the U.S. dollar versus foreign currencies may impact our operating results when translated into U.S. dollars. Thus, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when re-measured, may differ materially from expectations. In addition, our operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. While we have limited currency exchange exposure to the Russian, Belarusian and Ukrainian currencies, we expect exchange rates with respect to these currencies to be volatile and other exchange rates may also be more volatile than normal as a result of the ongoing conflict between Russia and Ukraine. Such volatility, even when it increases our revenues or decreases our expenses, impacts our ability to predict our future results and earnings accurately. Although we may apply certain strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications. Additionally, as we anticipate growing our business further outside of the United States, the effects of movements in currency exchange rates will increase as our transaction volume outside of the United States increases.

Weakened global economic conditions may harm our industry, business and results of operations.

Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the software industry may harm us. The United States and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, inflation and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. Weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs, trade agreements or governmental fiscal, monetary and tax policies, among others, could adversely impact our business, financial condition and operating results.

Further, the economies of countries in Europe have been experiencing weakness associated with high sovereign debt levels, weakness in the banking sector, uncertainty over the future of the Euro zone and volatility in the value of the pound sterling and the

Euro and instability resulting from the ongoing conflict between Russia and Ukraine. The effect of the conflict between Russia and Ukraine, including any resulting sanctions, export controls or other restrictive actions that may be imposed against governmental or other entities in, for example, Russia, have in the past contributed and may in the future contribute to disruption, instability and volatility in the global markets. We have operations, as well as current and potential new customers, throughout most of Europe. If economic conditions in Europe and other key markets for our platform continue to remain uncertain or deteriorate further, it could adversely affect our customers’ ability or willingness to subscribe to our platform, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, all of which could harm our operating results.

More recently, inflation rates in the U.S. have increased to levels not seen in several decades, which may result in decreased demand for our products and services, increases in our operating costs including our labor costs, constrained credit and liquidity, reduced government spending and volatility in financial markets. The Federal Reserve has raised, and may again raise, interest rates in response to concerns over inflation risk. Increases in interest rates on credit and debt that would increase the cost of any borrowing that we may make from time to time and could impact our ability to access the capital markets. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, we may be unable to raise the sales prices of our products and services at or above the rate at which our costs increase, which could/would reduce our profit margins and have a material adverse effect on our financial results and net income. We also may experience lower than expected sales and potential adverse impacts on our competitive position if there is a decrease in consumer spending or a negative reaction to our pricing. A reduction in our revenue would be detrimental to our profitability and financial condition and could also have an adverse impact on our future growth.

There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies, related to concerns over inflation risk. A sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio, which could adversely affect our financial results.

The current economic downturn may lead to decreased demand for our products and services and otherwise harm our business and results of operations.

Our overall performance depends, in part, on worldwide economic conditions. In recent months, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic weakness include:

•
falling overall demand for goods and services, leading to reduced profitability;
•
reduced credit availability;
•
higher borrowing costs;
•
reduced liquidity;
•
volatility in credit, equity and foreign exchange markets; and
•
bankruptcies.

These developments could lead to inflation, higher interest rates, and uncertainty about business continuity, which may adversely affect our business and our results of operations. As our customers react to global economic conditions and the potential for a global recession, we may see them reduce spending on our products and take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity. Reductions in spending on our solutions, delays in purchasing decisions, lack of renewals, inability to attract new customers, as well as pressure for extended billing terms or pricing discounts, would limit our ability to grow our business and could negatively affect our operating results and financial condition.

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

Cyber-attacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing) are prevalent in our industry, the industries of certain of our service providers and our customers' industries. Our internal computer systems and those of our current and any future strategic collaborators, vendors, and other contractors or consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, cybersecurity threats, terrorism, war and telecommunication and electrical failures. Accordingly, if our cybersecurity measures or those of our service providers fail to protect against unauthorized access, attacks (which may include sophisticated cyberattacks), compromise or the mishandling of data by our employees and contractors, then our reputation, customer trust, business, results of operations and financial condition could be adversely affected. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. The techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. Because the techniques used by threat actors who may attempt to penetrate and sabotage our computer systems change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Additionally, during the ongoing pandemic, and potentially beyond as remote work and resource access expand, there is an increased risk that we may experience cybersecurity-related events such as COVID-19 themed phishing attacks, exploitation of any cybersecurity flaws that may exist, an increase in the number of cybersecurity threats or attacks, and other security challenges as a result of most of our employees and our service providers continuing to work remotely from non-corporate managed networks. There is also a risk of potential increase in such attacks due to cyberwarfare in connection with the ongoing conflict between Russia and Ukraine, and this could adversely affect our and our suppliers' ability to maintain or enhance key cybersecurity and data protection measures. We have previously been, and may in the future become, the target of cyber-attacks by third parties seeking unauthorized access to our or our customers' data or to disrupt our operations or ability to provide our services.

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

Also, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (“CPA”) into law. The CPA will become effective July 1, 2023. The CPA is similar to Virginia’s CPDA but also contains additional requirements. The new measure applies to companies conducting business in Colorado or who produce or deliver commercial products or services intentionally targeted to its residents of the state that either: (1) control or process the personal data of at least 100,000 consumers during a calendar year; or (2) derive revenue or receive a discount on the price of goods or services from the sale of personal data and process or control the personal data of at least 25,000 consumers. In addition, on March 24, 2022, Utah enacted the Utah Consumer Privacy Act (“UCPA”), which will become effective on December 31, 2023. Also, in May 2022, Connecticut Governor Lamont signed the Connecticut Data Privacy Act (CTDPA) into law. The UCPA and CTDPA draw heavily upon their predecessors in Virginia and Colorado.

With the CTDPA, Connecticut became the fifth state to enact a comprehensive privacy law. A number of additional other states have proposed bills for comprehensive consumer privacy laws and it is quite possible that certain of these bills will pass. The existence of comprehensive privacy laws in different states in the country, if enacted, will add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data, and has resulted in and will result in increased compliance costs and/or changes in business practices and policies.

In addition, many foreign jurisdictions, including the European Union, United Kingdom, Canada, Australia, and others have regulations dealing with the collection and use of personal data obtained from their residents, which are more restrictive in certain respects than those in the U.S. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personal data that identifies or may be used to identify an individual. In relevant part, these laws and regulations may affect our ability to engage in lead generation activities by imposing heightened requirements, such as affirmative opt-ins or consent prior to sending commercial correspondence or engaging in electronic tracking activities that aid our marketing and business intelligence.

Within the European Union, legislators adopted the GDPR, which became effective in May 2018, and which imposes heightened obligations and risk upon our business and which may substantially increase the penalties to which we could be subject in the event of any non-compliance. In addition, further to the United Kingdom's exit from the European Union on January 31, 2020, the GDPR ceased to apply in the United Kingdom at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the United Kingdom’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain United Kingdom specific amendments) into United Kingdom law (the “UK GDPR”). The UK GDPR and the UK Data Protection Act 2018 set out the United Kingdom’s data protection regime, which is independent from but aligned to the European Union’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Like the European Union GDPR, the UK GDPR restricts personal data transfers outside the United Kingdom to countries not regarded by the United Kingdom as providing adequate protection (this means that personal data transfers from the United Kingdom to the European Economic Area remain free flowing).

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

We have incurred losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2021, we had $1.2 billion of U.S. federal and $737.8 million of state net operating loss carryforwards due to prior period losses, which, if not utilized, some of which will begin to expire in 2027 for federal purposes and begin to expire in 2023 for state purposes. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. Under current law, U.S federal and certain state net operating loss carryforwards incurred for periods beginning on or after January 1, 2018 would not expire unused because they can be carried forward indefinitely. Our unused U.S. federal net operating losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may generally be carried back to each of the two taxable years preceding the tax year of such losses, but those losses arising in taxable years beginning after December 31, 2017 may not be carried back. Moreover, for taxable years beginning after December 31, 2017, the deductibility of our U.S. federal net operating losses is limited to 80% of our taxable income in any future taxable year. States have varying carryback and carryforward periods. Moreover, certain states have enacted rules that limit the utilization of loss carryforwards, which also change from time-to-time. In addition, under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be further limited if we experience an “ownership change.” An ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage (by value) within a rolling three-year period. Similar rules may apply under state tax laws. We may have experienced an ownership change in the past, and future issuances of our stock could cause an ownership change. It is possible that any such ownership change could have a material effect on the use of our net operating loss carryforwards or other tax attributes accrued prior to such ownership change, which could adversely affect our profitability.

Risks Related to Our Operating Results and Financial Condition

We have a history of losses and may not achieve profitability in the future.

We generated net losses of $65.7 million and $47.7 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $595.3 million. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We have spent and intend to continue to expend funds to grow our marketing, sales, customer service, operations, and content management operations, develop and enhance our CRM Platform, scale our data center infrastructure and services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

From time to time, we may invest funds in social impact investment funds, and may receive no return on our investment or lose our entire investment.

From time to time, we may invest in social impact investment funds. For example, in December 2020, we committed to invest $12.5 million in the Black Economic Development Fund (“BEDF”) by December 2023. As of June 30, 2022, we have made contributions of $3.3 million in cash for an aggregate of 5% ownership interest and income share in the BEDF. The BEDF is managed by the Local Initiatives Support Corporation (“LISC”), which expects to make investments from the BEDF in the form of bank deposits, bridge financing, and other financing to Black-led businesses, financial institutions, and anchor institutions. In December 2021, we invested the remaining commitment of $7.5 million in support of Minority Depository Institutions to help close the racial wealth, health and opportunity gap. There is no guarantee as to the performance of this investment or any similar investments we make in the future. Depending on the performance of this investment and future investments we may make, we may not receive any return on our investment or we may lose our entire investment, which could have an adverse effect on our business.

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

In June 2020, we incurred indebtedness in the aggregate principal amount of $460.0 million in connection with the issuance of our 0.375% convertible senior notes due June 1, 2025 (the “2025 Notes”). Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

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

In the event the conditional conversion feature of the 2025 Notes is triggered, the holders thereof will be entitled to convert the 2025 Notes at any time during specified periods at their option. During the three months ended June 30, 2022, the 2025 Notes did not meet the Conversion Option and are not convertible. Whether the Notes that remain outstanding will be convertible following the calendar quarter ending June 30, 2022 will depend on the continued satisfaction of this condition or another conversion condition in the future. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share, our stock price has ranged from $25.79 to $866.00 through June 30, 2022. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

The COVID-19 pandemic and virus containment measures taken by federal and state governments have resulted in, and may continue to result in, business slowdowns or shutdowns, weakened economic conditions, economic uncertainty, and volatility in the financial markets, both regionally and worldwide. During the height of the COVID-19 pandemic with substantial modifications to employee travel and where employees work, as well as virtualization, postponement, or cancellation of certain events, among other changes. We have re-opened our offices on a staggered, region-by-region basis in accordance with local authority guidelines. Although we have been able to navigate workplace restrictions and limitations with minimal disruptions to our business operations to date, we may further modify our business practices and real estate needs in response to the risks and negative impacts caused by the COVID-19 pandemic, but we cannot be certain that these measures will continue to be successful. We continue to actively monitor the situation and may take further actions to alter our business operations as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders, including in response to outbreaks and variants.

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

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds to invest in future growth opportunities. Additional financing may not be available on favorable terms, if at all. In addition, recent volatility in capital markets and lower market prices for many securities may affect our ability to access new capital through sales of shares of our common stock or issuance of indebtedness, which may materially harm our liquidity, limit our ability to grow our business, pursue acquisitions or improve our operating infrastructure and restrict our ability to compete in our markets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults on Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are filed or incorporated by reference into this Report.

Exhibit Number	Exhibit Title

3.1(1)	Seventh Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Third Amended and Restated Bylaws of the Registrant
3.3(3)	First Amendment to Third Amended and Restated Bylaws of the Registrant

4.1(4)	Form of Common Stock certificate of the Registrant

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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

August 4, 2022