Form 10-Q
period 2022-09-30
HUBSPOT INC
filed 2022-11-02
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 001-36680

HubSpot, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2632791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 First Street	02141
Cambridge, Massachusetts (Address of principal executive offices)	(Zip Code)

(888) 482-7768

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	HUBS	New York Stock Exchange

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

There were 48,576,188 shares of the registrant’s Common Stock issued and outstanding as of October 28, 2022.

HUBSPOT, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and these statements involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
our future financial and operational performance and operational expenditures, including our expectations regarding our revenue, cost of revenue, gross margin and operating expenses;
•
maintaining and expanding our customer base and increasing our average subscription revenue per customer;
•
the impact of competition in our industry and innovation by our competitors;
•
our anticipated growth and expectations regarding our ability to manage our future growth;
•
our expectations regarding the potential impact geo-political conflicts, inflationary pressures, foreign currency movement, macroeconomic stability, and the COVID-19 pandemic on our business, the broader economy, our workforce and operations, the markets in which we and our partners and customers operate, and our ability to forecast future financial performance;
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

PART I — Financial Information

Item 1. Financial Statements

HubSpot, Inc.

Unaudited Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$331,659	$377,013
Short-term investments	952,697	820,962
Accounts receivable — net of allowance for doubtful accounts of $2,512 and $1,768 at September 30, 2022 and December 31, 2021, respectively	166,667	157,362
Deferred commission expense	65,010	59,849
Prepaid expenses and other current assets	45,060	38,388
Total current assets	1,561,093	1,453,574
Long-term investments	152,725	174,895
Property and equipment, net	102,628	96,134
Capitalized software development costs, net	56,803	39,858
Right-of-use assets	251,422	280,828
Deferred commission expense, net of current portion	53,240	42,681
Other assets	56,402	29,244
Intangible assets, net	17,592	10,565
Goodwill	45,014	47,075
Total assets	$2,296,919	$2,174,854
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,318	$2,773
Accrued compensation costs	63,373	63,836
Accrued expenses and other current liabilities	90,827	74,457
Convertible senior notes	—	19,630
Operating lease liabilities	32,155	26,364
Deferred revenue	468,536	430,414
Total current liabilities	668,209	617,474
Operating lease liabilities, net of current portion	250,678	283,873
Deferred revenue, net of current portion	5,188	4,473
Other long-term liabilities	12,424	12,134
Convertible senior notes, net of current portion	453,723	383,101
Total liabilities	1,390,222	1,301,055
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	48	47
Additional paid-in capital	1,550,905	1,436,089
Accumulated other comprehensive loss	(17,511)	(1,339)
Accumulated deficit	(626,745)	(560,998)
Total stockholders’ equity	906,697	873,799
Total liabilities and stockholders’ equity	$2,296,919	$2,174,854

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Subscription	$435,030	$328,975	$1,232,387	$899,661
Professional services and other	8,928	10,220	28,926	31,688
Total revenue	443,958	339,195	1,261,313	931,349
Cost of revenues:
Subscription	67,648	57,547	191,466	152,533
Professional services and other	14,479	12,059	42,532	34,685
Total cost of revenues	82,127	69,606	233,998	187,218
Gross profit	361,831	269,589	1,027,315	744,131
Operating expenses:
Research and development	114,038	78,473	325,687	218,973
Sales and marketing	229,541	170,016	650,936	468,836
General and administrative	50,465	36,027	146,309	102,883
Total operating expenses	394,044	284,516	1,122,932	790,692
Loss from operations	(32,213)	(14,927)	(95,617)	(46,561)
Other expense:
Interest income	4,658	230	7,222	1,046
Interest expense	(923)	(7,798)	(2,822)	(24,376)
Other (expense) income	(1,185)	9,877	(583)	11,064
Total other income (expense)	2,550	2,309	3,817	(12,266)
Loss before income tax expense	(29,663)	(12,618)	(91,800)	(58,827)
Income tax expense	(1,748)	(1,117)	(5,313)	(2,639)
Net loss	$(31,411)	$(13,735)	$(97,113)	$(61,466)
Net loss per share, basic and diluted	$(0.65)	$(0.29)	$(2.03)	$(1.31)
Weighted average common shares used in computing basic and diluted net loss per share:	48,067	47,044	47,821	46,752

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(31,411)	$(13,735)	$(97,113)	$(61,466)
Other comprehensive loss:
Foreign currency translation adjustment	(2,793)	(1,600)	(5,818)	(3,555)
Changes in unrealized loss on investments, net of income taxes of $0 for the three and nine months ended September 30, 2022, ($1) and ($44) for the three and nine months ended September 30, 2021	(3,701)	(37)	(10,354)	(457)
Comprehensive loss	$(37,905)	$(15,372)	$(113,285)	$(65,478)

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Stockholders' Equity

(in thousands, except per share amounts)

	Common Stock, $0.001 Par Value		Treasury Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	$	Shares	$	Capital	Loss	Deficit	Total
Balances at December 31, 2021	47,390	$47	910	$—	$1,436,089	$(1,339)	$(560,998)	873,799
Issuance of common stock under stock plans	506	1	—	—	20,692	—	—	20,693
Restricted stock units taxes paid in cash	—	—	—	—	(7,763)	—	—	(7,763)
Stock-based compensation	—	—	—	—	130,549	—	—	130,549
Conversion of the 2025 Notes	—	—	—	—	(691)	—	—	(691)
Conversion of the 2022 Notes	—	—	—	—	(60,422)	—	—	(60,422)
Settlement of Convertible Note Hedges	—	—	—	—	60,483	—	—	60,483
Cumulative adjustment from adoption of convertible debt standard (Note 8)	—	—	—	—	(101,167)	—	31,366	(69,801)
Cumulative translation adjustment	—	—	—	—	—	(3,025)	—	(3,025)
Unrealized loss on investments, net of income taxes of $0	—	—	—	—	—	(6,653)	—	(6,653)
Net loss	—	—	—	—	—	—	(65,702)	(65,702)
Balances at June 30, 2022	47,896	48	910	$—	1,477,770	(11,017)	(595,334)	871,467
Issuance of common stock under stock plans	193	—	—	—	799	—	—	799
Restricted stock units taxes paid in cash	—	—	—	—	(2,191)	—	—	(2,191)
Stock-based compensation	—	—	—	—	74,527	—	—	74,527
Settlement of Warrants	166	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	(2,793)	—	(2,793)
Unrealized loss on investments, net of income taxes of $0	—	—	—	—	—	(3,701)	—	(3,701)
Net loss	—	—	—	—	—	—	(31,411)	(31,411)
Balances at September 30, 2022	48,255	$48	910	$—	$1,550,905	$(17,511)	$(626,745)	$906,697

	Common Stock, $0.001 Par Value		Treasury Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	$	Shares	$	Capital	Income	Deficit	Total
Balances at December 31, 2020	46,115	$46	12	$—	$1,241,167	$4,603	$(483,161)	762,655
Issuance of common stock under stock plans, net of shares withheld for employee taxes	746	1	—	—	17,259	—	—	17,260
Stock-based compensation	—	—	—	—	77,606		—	77,606
Equity component of the 2022 Notes conversions	471	—	—	—	(2,455)	—	—	(2,455)
Settlement of Convertible Note Hedges	(473)	—	473	—	724	—	—	724
Cumulative translation adjustment	—	—	—	—	—	(1,955)	—	(1,955)
Unrealized gain on investments, net of income taxes of ($43)	—	—	—	—	—	(420)	—	(420)
Net loss	—	—	—	—	—	—	(47,731)	(47,731)
Balances at June 30, 2021	46,859	$47	485	$—	$1,334,301	$2,228	$(530,892)	$805,684
Issuance of common stock under stock plans, net of shares withheld for employee taxes	245	—	—	—	1,233	—	—	1,233
Restricted stock units taxes paid in cash	—	—	—	—	(4,814)	—	—	(4,814)
Equity component of the 2022 Notes conversions	412	1	—	—	(552)	—	—	(551)
Settlement of Convertible Note Hedges	(410)	(1)	410	(1)	3	—	—	2
Stock-based compensation	—	—	—	—	45,811	—	—	45,811
Cumulative translation adjustment	—	—	—	—	—	(1,600)	—	(1,600)
Unrealized loss on investments, net of income taxes of ($1)	—	—	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	—	—	(13,735)	(13,735)
Balances at September 30, 2021	47,106	$47	895	$(1)	$1,375,982	$591	$(544,627)	$831,993

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Operating Activities:
Net loss	$(97,113)	$(61,466)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities, net of acquisitions
Depreciation and amortization	42,625	33,188
Stock-based compensation	199,081	120,847
Loss on early extinguishment of 2022 Convertible Notes	—	4,824
Repayment of 2022 Convertible Notes attributable to the debt discount	—	(24,457)
Gain on strategic investments	(4,200)	(11,739)
Gain on termination of operating leases	—	(4,276)
Loss on disposal of fixed assets	—	6,468
Benefit from deferred income taxes	(589)	(1,321)
Amortization of debt discount and issuance costs	1,509	18,115
(Accretion) amortization of bond discount	(3,267)	2,943
Unrealized currency translation	480	603
Changes in assets and liabilities
Accounts receivable	(20,135)	(2,249)
Prepaid expenses and other assets	(8,863)	(7,149)
Deferred commission expense	(22,210)	(24,371)
Right-of-use assets	19,622	26,948
Accounts payable	10,660	(11,951)
Accrued expenses and other liabilities	16,455	38,184
Operating lease liabilities	(14,589)	(26,422)
Deferred revenue	63,743	66,825
Net cash and cash equivalents provided by operating activities	183,209	143,544
Investing Activities:
Purchases of investments	(1,258,919)	(1,037,331)
Maturities of investments	1,017,306	940,776
Sale of investments	124,998	—
Purchases of property and equipment	(31,384)	(17,399)
Purchases of intangible assets	(10,000)	—
Acquisition of a business, net of cash acquired	—	(16,810)
Purchases of strategic investments	(19,872)	(10,202)
Equity method investment	(1,900)	(3,100)
Capitalization of software development costs	(31,350)	(25,638)
Net cash and cash equivalents used in investing activities	(211,121)	(169,704)
Financing Activities:
Proceeds from settlement of Convertible Note Hedges related to the 2022 Convertible Notes	60,483	729
Payment for settlement of 2022 Convertible Notes	(79,807)	(80,428)
Repayment of 2025 Convertible Notes attributable to the principal	(1,619)	—
Employee taxes paid related to the net share settlement of stock-based awards	(9,954)	(11,728)
Proceeds related to the issuance of common stock under stock plans	29,718	34,124
Net cash and cash equivalents used in financing activities	(1,179)	(57,303)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(16,263)	(6,326)
Net decrease in cash, cash equivalents and restricted cash	(45,354)	(89,789)
Cash, cash equivalents and restricted cash, beginning of period	380,042	381,152
Cash, cash equivalents and restricted cash, end of period	$334,688	$291,363
Supplemental cash flow disclosure:
Cash paid for interest	$885	$948
Cash paid for income taxes	$3,883	$5,340
Right-of-use assets obtained in exchange for operating lease liabilities	$5,136	$89,691
Right-of-use asset reductions related to operating lease terminations	$—	$(46,587)
Non-cash investing and financing activities:
Issuance of common stock for repayment of 2022 Convertible Notes	$—	$480,955
Capital expenditures incurred but not yet paid	$1,118	$3,683
Asset retirement obligations	$1,135	$71

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

In February 2022, Russian forces launched a military invasion of Ukraine. While the broader implications of the conflict on the Company's results of operations and overall financial performance remain uncertain, the Company assessed the potential impact on the September 30, 2022 financial statements and determined there were no material adjustments necessary with respect to these consolidated financial statements.

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

Deferred Revenue and Deferred Commission Expense

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue. Deferred revenue during the nine months ended September 30, 2022 increased by $38.8 million resulting from $482.8 million of additional invoicing and was offset by revenue recognized of $444.0 million during the same period. $261.2 million of revenue was recognized during the three months ended September 30, 2022 that was included in deferred revenue at the beginning of the period. $398.2 million of revenue was recognized during the nine months ended September 30, 2022 that was included in deferred revenue at the beginning of the period. As of September 30, 2022, approximately $465.0 million of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year. The Company expects to recognize revenue on approximately 91% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

Additional contract liabilities of $2.5 million were included in accrued expenses and other current liabilities on the consolidated balance sheet as of September 30, 2022 and December 31, 2021.

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

Deferred commission expense during the three months ended September 30, 2022 increased by $5.5 million as a result of deferring incremental costs of obtaining a contract of $27.9 million and was offset by amortization of $22.4 million during the same period. Deferred commission expense during the nine months ended September 30, 2022 increased by $15.8 million as a result of deferring incremental costs of obtaining a contract of $79.1 million and was offset by amortization of $63.3 million during the same period.

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

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(31,411)	$(13,735)	$(97,113)	$(61,466)
Weighted-average common shares outstanding — basic	48,067	47,044	47,821	46,752
Dilutive effect of share equivalents resulting from stock options, RSUs, ESPP, Warrants and the Conversion Options	—	—	—	—
Weighted-average common shares, outstanding — diluted	48,067	47,044	47,821	46,752
Net loss per share, basic and diluted	$(0.65)	$(0.29)	$(2.03)	$(1.31)

Since the Company incurred net losses for each of the periods presented, diluted net loss per share is the same as basic net loss per share. All of the Company’s outstanding stock options, RSUs, and shares issuable under the ESPP, as well as the Warrants and Conversion Options were excluded in the calculation of diluted net loss per share as the effect would be anti-dilutive.

The Company uses the treasury stock method and the average market price per share during the period for calculating any potential dilutive effect of the Warrants. The average stock price for the three months ended September 30, 2022 was $317.60 and for the nine months ended September 30, 2022 was $388.33. The Company uses the if-converted method when calculating any potential dilutive effect of the Conversion Options, which assumes conversion of outstanding convertible securities at the beginning of the reporting period or date of issuance, if the convertible security was issued during the period.

The following table contains all potentially dilutive common stock equivalents.

	As of September 30,
	2022	2021
	(in thousands)
Options to purchase common shares	522	717
RSUs	1,601	1,409
Conversion Option of the 2022 Notes and Warrants	844	1,721
Conversion Option of the 2025 Notes	1,625	747
ESPP	7	8

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at September 30, 2022 and December 31, 2021:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$14,743	$—	$—	$14,743
Commercial paper	—	19,517	—	19,517
Corporate bonds	—	255,332	—	255,332
U.S. Government agency securities	—	39,154	—	39,154
U.S. Treasury securities	—	793,418	—	793,418
Restricted cash:
Money market funds	—	3,029	—	3,029
Total	$14,743	$1,110,450	$—	$1,125,193

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$125,940	$—	$—	$125,940
Commercial paper	—	28,337	—	28,337
Corporate bonds	—	249,846	—	249,846
U.S. Government agency securities	—	22,466	—	22,466
U.S. Treasury securities	—	698,300	—	698,300
Restricted cash:
Money market funds	—	3,029	—	3,029
Total	$125,940	$1,001,978	$—	$1,127,918

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At September 30, 2022 and December 31, 2021, Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.

As of September 30, 2022, the fair value of the 2025 Notes was $513.8 million. The fair value was determined based on the quoted price of the 2025 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Upon maturity and settlement of the 2022 Notes on June 1, 2022, the 2022 Notes are no longer outstanding as of September 30, 2022.

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

Strategic investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the statement of operations. The Company holds $43.0 million of strategic investments without readily determinable fair values at September 30, 2022 and $17.8 million of strategic investments without readily determinable fair values at December 31, 2021. These investments are included in prepaid and other current assets and other assets on the consolidated balance sheets.

During the nine months ended September 30, 2022, an acquisition of an entity in which the Company held a strategic investment was completed, which resulted in an observable price change. In the first quarter of 2022, the Company adjusted the fair value of its investment and recognized a gain of $4.2 million reported in the consolidated statements of operations as other income. There were no other adjustments to the carrying value of the strategic investments resulting from impairments or observable price changes in the nine months ended September 30, 2022. During the nine months ended September 30, 2021, two strategic investments had observable price changes and the fair value of these investments was accordingly adjusted. The Company recognized a gain of $10.7 million in the three months ended September 30, 2021 and $11.7 million in the nine months ended September 30, 2021. The gains are reported in the consolidated statements of operations as other income.

The following tables summarize the composition of our short- and long-term investments at September 30, 2022 and December 31, 2021.

	September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$17,518	$—	$—	$17,518
Corporate bonds	260,515	—	(5,183)	255,332
U.S. Government agency securities	40,150	1	(997)	39,154
U.S. Treasury securities	798,375	17	(4,974)	793,418
Total	1,116,558	18	(11,154)	1,105,422

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$25,245	$—	$—	$25,245
Corporate bonds	250,443	9	(606)	249,846
U.S. Government agency securities	22,504	—	(38)	22,466
U.S. Treasury securities	698,446	2	(148)	698,300
Total	$996,638	$11	$(792)	$995,857

For all of our securities for which the amortized cost basis was greater than the fair value at September 30, 2022, the Company has concluded that there is no plan to sell the security nor is it more likely than not that the Company would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, the Company considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

Contractual Maturities

The contractual maturities of short-term and long-term investments held at September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022		December 31, 2021
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
	(in thousands)		(in thousands)
Due within one year	$959,495	$952,697	$821,101	$820,962
Due after 1 year through 2 years	157,063	152,725	175,537	174,895
Total	$1,116,558	$1,105,422	$996,638	$995,857

5. Restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows for the nine months ended September 30, 2022 and 2021.

	September 30, 2022	September 30, 2021	December 31, 2021
	(in thousands)
Cash and cash equivalents	$331,659	$288,334	$377,013
Restricted cash, included in other assets	3,029	3,029	3,029
Total cash, cash equivalents, and restricted cash	$334,688	$291,363	$380,042

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Computer equipment and purchased software	$16,567	$15,524
Employee related computer equipment	43,504	32,230
Furniture and fixtures	20,352	20,180
Leasehold improvements	93,626	90,070
Internal-use software	29,160	20,616
Construction in progress	1,812	4,141
Total property and equipment	205,021	182,761
Less accumulated depreciation	(102,393)	(86,627)
Property and equipment, net	$102,628	$96,134

Depreciation and amortization expense on property and equipment was $7.4 million for the three months ended September 30, 2022, $20.6 million for the nine months ended September 30, 2022, $5.9 million for the three months ended September 30, 2021, and $17.9 million for the nine months ended September 30, 2021.

Refer to Note 9 regarding the disposal of certain property and equipment associated with a lease termination.

7. Capitalized Software Development Costs

Capitalized software development costs, exclusive of those recorded within property and equipment, consisted of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Gross capitalized software development costs	$159,678	$122,592
Accumulated amortization	(102,875)	(82,734)
Capitalized software development costs, net	$56,803	$39,858

These capitalized software development costs are associated with software developed for customer purchase. Capitalized software development costs recorded within property and equipment are associated with software developed for Company use.

Amortization of capitalized software development costs, exclusive of costs recorded within property and equipment, was $8.5 million three months ended September 30, 2022, $23.1 million for the nine months ended September 30, 2022, $6.1 million for the three months ended September 30, 2021, and $16.3 million for the nine months ended September 30, 2021.

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

Each $1,000 of principal amount of the 2025 Notes will initially be convertible into 3.5396 shares of the Company’s common stock (the “Conversion Option of the 2025 Notes”), which is equivalent to an initial conversion price of approximately $282.52 per share, subject to adjustment upon the occurrence of certain specified events. On or after March 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2025 Notes at any time. The 2025 Notes will be convertible at the option of the holders prior to the close of business on the business day immediately preceding March 1, 2025 under certain circumstances as described in the indenture governing the 2025 Notes (the “Indenture”). Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The Company expects to settle the principal amount of the 2025 Notes in cash. In the quarter ended September 30, 2022, the 2025 Notes did not meet the Conversion Option and are not convertible.

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

The net carrying amount of the liability component of the 2025 Notes is as follows:

	As of September 30, 2022	As of December 31, 2021
	(in thousands)
Principal	$459,083	$459,999
Unamortized debt discount	—	(70,594)
Unamortized issuance costs	(5,360)	(5,544)
Net carrying amount	$453,723	$383,861

Interest expense related to the 2025 Notes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Contractual interest expense	$431	$431	$1,291	$1,294
Amortization of debt discount	—	4,573	—	13,474
Amortization of issuance costs	492	359	$1,465	1,059
Total interest expense	$923	$5,363	$2,756	$15,827

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

In connection with the offering of the 2022 Notes, the Company entered into convertible note hedge transactions (the “Convertible Note Hedges”) with certain counterparties in which the Company has the option to purchase (subject to adjustment for certain specified events) up to approximately 4.2 million shares of the Company’s common stock at a price of approximately $94.77 per share. Upon the maturity of the 2022 Notes on June 1, 2022, the Convertible Note Hedges were settled in cash and the Company received approximately $60.5 million in cash upon settlement.

In addition, the Company sold warrants (the “Warrants”) to certain bank counterparties whereby the holders of the Warrants have the option to initially purchase (subject to adjustment for certain specified events) a total of approximately 4.2 million shares of the Company’s common stock at a price of $115.8 per share. The Warrants began to mature on September 1, 2022 and will be settled on a weekly basis through the end of the year. In the three months ended September 30, 2022, 0.3 million shares of Warrants were exercised, which the Company net share settled and issued 0.2 million shares of its common stock. As of September 30, 2022, Warrants giving certain counterparties the option to acquire up to 1.1 million shares of the Company’s common stock remain outstanding.

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

Interest expense related to the 2022 Notes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Contractual interest expense	$—	$26	$20	$142
Amortization of debt discount	—	623	—	3,333
Amortization of issuance costs	—	47	44	249
Total interest expense	$—	$696	$64	$3,724

9. Leases

The Company leases office facilities under non-cancelable operating leases that expire at various dates through February 2035.

During the nine months ended September 30, 2022, the lease term began, was amended, or extended for various leases of office spaces globally. The Company recorded a net $7.8 million of right-of-use assets and $7.8 million of lease liabilities for these leases during the period upon the lease commencement, amendment, or extension.

The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of operating lease payments. To determine the estimated incremental borrowing rate, the Company uses publicly available credit ratings for peer companies. The Company estimates the incremental borrowing rate using yields for maturities that are in line with the duration of the lease payments. The weighted average discount rate for operating leases as of September 30, 2022 was 4.7%.

Operating lease expense was $10.7 million for the three months ended September 30, 2022, $32.4 million for the nine months ended September 30, 2022, $12.7 million for the three months ended September 30, 2021, and $36.7 million for the nine months ended September 30, 2021.

The Company subleases some of its unused spaces to third parties. Operating sublease income generated under all operating lease agreements for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Operating sublease income	$1,037	$1,236	$3,325	$3,742

Cash payments related to operating lease liabilities were $8.1 million for the three months ended September 30, 2022, $29.0 million for the nine months ended September 30, 2022, $12.3 million for the three months ended September 30, 2021, and $38.5 million for the nine months ended September 30, 2021.

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

10. Commitments and Contingencies

Contractual Obligations

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through February 2035. Certain leases contain optional termination dates. The table below only includes payments up to the optional termination date. If the Company were to extend leases beyond the optional termination date, the future commitments would increase by approximately $71.9 million.

Future minimum payments under all operating lease agreements as of September 30, 2022 are as follows:

Operating
(in thousands)
Remainder of 2022	$11,149
2023	43,768
2024	40,497
2025	40,286
2026	40,229
Thereafter	164,636
Total	$340,565

Future minimum payments under all non-cancelable arrangements as of September 30, 2022 and agreements entered into since then are as follows:

	Product related obligations	INBOUND event obligations
	(in thousands)
Remainder of 2022	23,371	1,386
2023	158,886	1,320
2024	178,087	673
2025	195,972	349
2026	220,000	183
Thereafter	187,500	—
Total	$963,816	$3,911

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

11. Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ equity, for the nine months ended September 30, 2022.

	Cumulative Translation Adjustment	Unrealized Gain on Investments	Total
	(in thousands)
Beginning balance at January 1, 2022	(532)	(807)	(1,339)
Other comprehensive loss before reclassifications	(5,818)	(10,354)	(16,172)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Ending balance at September 30, 2022	(6,350)	(11,161)	(17,511)

12. Intangible assets

In April 2022, the Company purchased the rights to the domain name "connect.com" for $10.0 million. The domain will be used to host a networked community for customers, Solutions Partners, and prospects. The cost is amortized on a straight-line basis over its estimated useful life of seven years. Amortization expense is included in sales and marketing expense in the consolidated statements of operations and was $0.4 million for the three months ended September 30, 2022 and $0.7 million for the nine months ended September 30, 2022.

13. Stock-Based Compensation Expense

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Options	$2,551	$1,407	$7,692	$4,575
RSUs	66,520	41,053	182,773	109,488
Employee stock purchase plan	3,142	2,528	8,616	6,784
Total stock-based compensation expense	$72,213	$44,988	$199,081	$120,847

Effect of stock-based compensation expense on income by line item:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Cost of revenue, subscription	$2,311	$1,660	$6,516	$4,556
Cost of revenue, professional services and other	1,168	748	3,251	2,270
Research and development	28,585	18,449	77,269	45,014
Sales and marketing	28,060	17,302	77,113	49,902
General and administrative	12,089	6,829	34,932	19,105
Total stock-based compensation expense	$72,213	$44,988	$199,081	$120,847

Capitalized software development costs excluded from stock-based compensation expense is $3.4 million for the three months ended September 30, 2022, $9.0 for the nine months ended September 30, 2022, $1.6 million for the three months ended September 30, 2021, and $4.7 million for the nine months ended September 30, 2021.

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

Revenues by geographical region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Americas	$276,613	$207,244	$777,960	$571,842
Europe	128,934	102,676	373,264	279,412
Asia Pacific	38,411	29,275	110,089	80,095
Total	$443,958	$339,195	$1,261,313	$931,349
Percentage of revenues generated outside of the Americas	38%	39%	38%	39%

Revenue derived from customers outside the United States (international) was approximately 46% of total revenue in the three and nine months ended September 30, 2022 and 2021.

Total long-lived assets by geographical region:

	As of September 30, 2022	As of December 31, 2021
	(in thousands)
Americas	$224,861	$226,848
Europe	118,226	139,846
Asia Pacific	10,963	10,268
Total long-lived assets	$354,050	$376,962
Percentage of long-lived assets held outside of the Americas	36%	40%

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

We focus on selling to mid-market business-to-business, or B2B, companies, which we define as companies that have between two and 2,000 employees. While our CRM Platform was built to grow with any company, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving this market segment. These mid-market businesses seek an integrated, easy-to-implement and easy-to-use solution to reach customers and compete with organizations that have larger marketing, sales, and customer service budgets. We efficiently reach these businesses at scale through our proven inbound methodology, our Solutions Partners, and our “freemium” model. A Solutions Partner is a service provider that helps businesses with strategy, execution, and implementation of go-to-market activities and technology solutions. Our freemium model attracts customers who begin using our CRM Platform through our free products and then upgrade to our paid products. As of September 30, 2022, we had 7,409 full-time employees and 158,905 Customers of varying sizes in more than 120 countries, representing almost every industry.

We derive most of our revenue from subscriptions to our cloud-based CRM Platform and related professional services, which consist of customer on-boarding, training and consulting services. Subscription revenue accounted for 98% of our total revenue for the three and nine months ended September 30, 2022 and 97% of our total revenue for the three and nine months ended September 30, 2021. We sell multiple product plans at different base prices on a subscription basis, each of which includes our CRM and integrated applications to meet the needs of the various customers we serve. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We also generate additional revenue based on the purchase of additional subscriptions and products, and the number of account users and subdomains. Most of our customers’ subscriptions are one year or less in duration.

Subscriptions are billed in advance on various schedules. Because the mix of billing terms for orders can vary from period to period, the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. Accordingly, we do not believe that change in deferred revenue is an accurate indicator of future revenue.

Many of our customers purchase on-boarding, training, and consulting services, and utilize other tools and Payments, which are designed to help customers enhance their ability to attract, engage and delight their customers using our CRM Platform. Professional services and other revenue accounted for 2% of total revenue for three and nine months ended September 30, 2022 and 3% of our total revenue for the three and nine months ended September 30, 2021.

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

COVID-19 and Other Global Economic Conditions

Our results of operations can be significantly influenced by general macroeconomic conditions, including, but not limited to, the impact of the pandemic, foreign currency fluctuations, interest rates, inflation, recession risks, existing and new domestic and foreign laws and regulations, all of which are beyond our control. Fluctuations in foreign exchange rates and rising inflation has had, and may continue to have an adverse impact on our financial condition and operating results in future periods. As we continue to monitor the direct and indirect impacts of these circumstances, the broader implications of these macroeconomic events on our business, results of operations and overall financial position, particularly in the long term, remain uncertain. See the section titled “Risk Factors'' included under Part II, Item 1A below for further discussion of the possible impact of these factors and other risks on our business.

Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Revenues:
Subscription	$435,030	$328,975	$1,232,387	$899,661
Professional services and other	8,928	10,220	28,926	31,688
Total revenue	443,958	339,195	1,261,313	931,349
Cost of revenues:
Subscription	67,648	57,547	191,466	152,533
Professional services and other	14,479	12,059	42,532	34,685
Total cost of revenues	82,127	69,606	233,998	187,218
Gross profit	361,831	269,589	1,027,315	744,131
Operating expenses:
Research and development	114,038	78,473	325,687	218,973
Sales and marketing	229,541	170,016	650,936	468,836
General and administrative	50,465	36,027	146,309	102,883
Total operating expenses	394,044	284,516	1,122,932	790,692
Loss from operations	(32,213)	(14,927)	(95,617)	(46,561)
Other expense:
Interest income	4,658	230	7,222	1,046
Interest expense	(923)	(7,798)	(2,822)	(24,376)
Other (expense) income	(1,185)	9,877	(583)	11,064
Total other income (expense)	2,550	2,309	3,817	(12,266)
Loss before income tax expense	(29,663)	(12,618)	(91,800)	(58,827)
Income tax expense	(1,748)	(1,117)	(5,313)	(2,639)
Net loss	$(31,411)	$(13,735)	$(97,113)	$(61,466)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Subscription	98%	97%	98%	97%
Professional services and other	2	3	2	3
Total revenue	100	100	100	100
Cost of revenue:
Subscription	15	17	15	16
Professional services and other	3	4	3	4
Total cost of revenue	18	21	19	20
Gross profit	82	79	81	80
Operating expenses:
Research and development	26	23	26	24
Sales and marketing	52	50	52	50
General and administrative	11	11	12	11
Total operating expenses	89	84	89	85
Loss from operations	(7)	(4)	(8)	(5)
Total other income (expense)	1	1	0	(1)
Loss before income tax expense	(7)	(4)	(7)	(6)
Income tax expense	(0)	(0)	(0)	(0)
Net loss	(7)%	(4)%	(8)%	(7)%

Percentages are based on actual values. Totals may not sum due to rounding.

Three and Nine Months Ended September 30, 2022 Compared to the Three and Nine Months Ended September 30, 2021

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenues:
Subscription	$435,030	$328,975	$106,055	32%	$1,232,387	$899,661	$332,726	37%
Professional services and other	8,928	10,220	(1,292)	(13)%	28,926	31,688	(2,762)	(9)%
Total revenue	$443,958	$339,195	$104,763	31%	$1,261,313	$931,349	$329,964	35%

Three month change

Subscription revenue increased during the three months ended September 30, 2022 compared to the same period in 2021 primarily due to the increase in Customers, which grew from 128,144 as of September 30, 2021 to 158,905 as of September 30, 2022. Average Subscription Revenue per Customer increased from $10,536 for the three months ended September 30, 2021 to $11,233 for the three months ended September 30, 2022. The growth in Customers was primarily driven by increased demand for our lower priced Starter products. The increase in Average Subscription Revenue per Customer was primarily driven by a continued demand for our Professional and Enterprise products, offset by continued purchases of our lower priced Starter products and the impact of foreign currency translation primarily attributable to the decline in the value of the Euro and British Pound Sterling relative to the U.S. Dollar.

Professional services and other revenue decreased during the three months ended September 30, 2022 compared to the same period in 2021 primarily due to lower overall services revenue from onboardings and trainings, and lower fees earned from revenue share arrangements with third parties, partially offset by fees earned from Payments and other revenue streams.

Nine month change

Subscription revenue increased during the three months ended September 30, 2022 compared to the same period in 2021 primarily due to the increase in Customers, which grew from 128,144 as of September 30, 2021 to 158,905 as of September 30, 2022. Average Subscription Revenue per Customer increased from $10,305 for the nine months ended September 30, 2021 to $11,162 for the nine months ended September 30, 2022. The growth in Customers was primarily driven by our increased demand for our lower priced Starter products. The increase in Average Subscription Revenue per Customer was primarily driven by a continued demand for our Professional and Enterprise products, offset by continued purchases of our lower priced Starter products and the impact of foreign currency translation primarily attributable to the decline in the value of the Euro and British Pound Sterling relative to the U.S. Dollar.

Professional services and other revenue decreased during the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to non-recurring advertising revenue generated from our acquisition of the Hustle in the first quarter of 2021, lower overall services revenue from onboardings and trainings, and lower fees earned from revenue share arrangements with third parties, partially offset by fees earned from Payments and other revenue streams.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Total cost of revenue	$82,127	$69,606	$12,521	18%	$233,998	$187,218	$46,780	25%
Gross profit	$361,831	$269,589	$92,242	34%	$1,027,315	$744,131	$283,184	38%
Gross margin percentage	82%	79%			81%	80%

Total cost of revenue for the three and nine months ended September 30, 2022 increased compared to the same period in 2021 primarily due to an increase in subscription and hosting costs, employee-related costs, amortization of capitalized software development costs, and amortization of acquired technology, offset by a decrease in allocated overhead expenses. Gross margins remained consistent year-over-year.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Subscription cost of revenue	$67,648	$57,547	$10,101	18%	$191,466	$152,533	$38,933	26%
Percentage of subscription revenue	16%	17%			16%	17%

The increase in subscription cost of revenue for the three and nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Subscription and hosting costs	$5,943	$22,402
Employee-related costs	2,178	9,525
Amortization of capitalized software development costs	2,430	6,903
Amortization of acquired technology	59	212
Allocated overhead expenses	(509)	(109)
	$10,101	$38,933

Three month change

Subscription and hosting costs increased primarily due to growth in our Customer base from 128,144 as of September 30, 2021 to 158,905 as of September 30, 2022. We also saw higher subscription and hosting costs as we continued to focus on the security, reliability and performance of our CRM Platform. Employee-related costs increased as a result of increased headcount as we grew our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continued to develop new products and increased functionality. Amortization of acquired technology increased due to certain acquired technology being amortized using a method reflective of the expected economic benefit consumption over the expected useful life of the asset. Allocated overhead expenses decreased primarily due to the reduction of our leased space.

Nine month change

Subscription and hosting costs increased primarily due to growth in our Customer base from 128,144 as of September 30, 2021 to 158,905 as of September 30, 2022. We also saw higher subscription and hosting costs as we launched an additional data center in the third quarter of 2021 and continued to focus on the security, reliability and performance of our CRM Platform. Employee-related costs increased as a result of increased headcount as we grew our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continued to develop new products and increased functionality. Amortization of acquired technology increased due to certain acquired technology being amortized using a method reflective of the expected economic benefit consumption over the expected useful life of the asset. Allocated overhead expenses decreased primarily due to the reduction of our leased space.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Professional services and other cost of revenue	$14,479	$12,059	$2,420	20%	$42,532	$34,685	$7,847	23%
Percentage of professional services and other revenue	162%	118%			147%	109%

The increase in professional services and other cost of revenue for three and nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Employee-related costs	$2,333	$7,429
Allocated overhead and other expenses	433	973
Professional fees	(346)	(555)
	$2,420	$7,847

Three month change

Employee-related costs increased as a result of increased headcount as we grew our professional services organization to support our customer growth. Allocated overhead and other expenses increased primarily due to increased costs associated with our service offerings, offset slightly by a decrease in expense from the reduction of our leased space. Professional fees decreased due to a reduction in the use of third-party services and contractors.

Nine month change

Employee-related costs increased as a result of increased headcount as we grew our professional services organization to support our customer growth. Allocated overhead and other expenses increased primarily due to increased costs associated with our service offerings, offset slightly by a decrease in expense from the reduction of our leased space. Professional fees decreased due to a reduction in the use of third-party services and contractors.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Research and development	$114,038	$78,473	$35,565	45%	$325,687	$218,973	$106,714	49%
Percentage of total revenue	26%	23%			26%	24%

The increase in research and development expense for the three and nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Employee-related costs	$35,299	$108,946
Allocated overhead expenses	266	2,391
Hosting expenses	—	(4,623)
	$35,565	$106,714

Three month change

Employee-related costs increased as a result of increased headcount as we continued to grow our engineering organization to develop new products, increase functionality and to maintain our existing CRM Platform. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business and expand headcount. In July of 2021, we launched a new data center and the ongoing expenses related to the hosting of our CRM Platform on that data center are classified as subscription cost of revenue. As such, there was no change in hosting expenses.

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

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Sales and marketing	$229,541	$170,016	$59,525	35%	$650,936	$468,836	$182,100	39%
Percentage of total revenue	52%	50%			52%	50%

The increase in sales and marketing expense for the three and nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Employee-related costs	$48,348	$139,765
Solutions Partner commissions	5,850	19,999
Marketing programs	3,828	13,111
Allocated overhead expenses	1,145	8,544
Amortization of intangible asset	354	681
	$59,525	$182,100

Three month change

Employee-related costs increased as a result of increased headcount as we expanded our selling and marketing organizations to grow our customer base. Solutions Partner commissions increased as a result of increased revenue generated through our Solutions Partners. Marketing programs increased due to the timing and size of certain marketing efforts as we made investments in attracting new customers. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business, offset slightly by a decrease in expense from the reduction of our leased space. Amortization of intangible assets increased primarily due to the purchase of a domain name in the second quarter of 2022.

Nine month change

Employee-related costs increased as a result of increased headcount as we expanded our selling and marketing organizations to grow our customer base. Solutions Partner commissions increased as a result of increased revenue generated through our Solutions Partners. Marketing programs increased due to the timing and size of certain marketing efforts as we continue to make investments in attracting new customers. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business, offset slightly by a decrease in expense from the reduction of our leased space. Amortization of intangible assets increased primarily due to the purchase of a domain name in the second quarter of 2022.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
General and administrative	$50,465	$36,027	$14,438	40%	$146,309	$102,883	$43,426	42%
Percentage of total revenue	11%	11%			12%	11%

The increase in general and administrative expense for the three and nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Employee-related costs	$11,842	$35,862
Customer credit card fees	1,969	5,697
Allocated overhead expenses	627	1,867
	$14,438	$43,426

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

Interest income

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change		2022	2021	$ Change	% Change
Interest income	$4,658	$230	$4,428	1925	%	$7,222	$1,046	$6,176	590%
Percentage of total revenue	1%	*				1%	*

* not meaningful

Interest income primarily consists of interest earned on invested cash and cash equivalents balances and investments. The increase during the three and nine months ended September 30, 2022 is due to an increase in yields on our investment balances.

Interest expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Interest expense	$(923)	$(7,798)	$(6,875)	(88)%	$(2,822)	$(24,376)	$(21,554)	(88)%
Percentage of total revenue	*	(2)%			*	(3)%

* not meaningful

The change in interest expense for the three and nine months ended September 30, 2022 compared to the same period in 2021 is due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Amortization of the debt discount and issuance costs and contractual interest expense related to our Notes	$(5,139)	$(16,731)
Loss on early extinguishment of 2022 Convertible Notes	(1,736)	(4,823)
	$(6,875)	$(21,554)

Three month change

Interest expense primarily consists of amortization of the debt discount and issuance costs and contractual interest expense related to our Notes and the loss on early extinguishment of our 2022 Notes. The decrease in interest expense related to the Notes and loss on extinguishment is primarily due to the adoption of the new convertible debt guidance.

Nine month change

Interest expense primarily consists of amortization of the debt discount and issuance costs and contractual interest expense related to our Notes, and the loss on early extinguishment of our 2022 Notes. The decrease in interest expense related to the Notes and loss on extinguishment is primarily due to the adoption of the new convertible debt guidance.

Other (expense) income

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Other (expense) income	$(1,185)	$9,877	$(11,062)	(112)%	$(583)	$11,064	$(11,647)	(105)%
Percentage of total revenue	*	2%			*	1%

* not meaningful

The change in other income during the three and nine months ended September 30, 2022 is primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Foreign currency transaction gains and losses	$(345)	$(4,108)
Gain on strategic investments	(10,717)	(7,539)
	$(11,062)	$(11,647)

Three month change

Other (expense) income primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities and any gains or losses on our strategic investments. The increase in foreign currency transaction losses is primarily attributable to the decline in the value of the Euro and British Pound Sterling relative to the U.S. Dollar. The decrease in gain on investments is due to an adjustment to the fair value of an investment as a result of an observable price change in the three months ended September 30, 2021, whereas no gain was recognized in the three months ended September 30, 2022.

Nine month change

Other (expense) income primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities and any gains or losses on our strategic investments. The increase in foreign currency transaction losses is primarily attributable to the decline in the value of the Euro and British Pound Sterling relative to the U.S. Dollar. The decrease in gain on investments is due to an adjustment to the fair value of an investment as a result of an observable price change of $4.2 million in the nine months ended September 30, 2022 compared to $11.7 million in the nine months ended September 30, 2021.

Income tax expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Income tax expense	$(1,748)	$(1,117)	$(631)	56%	$(5,313)	$(2,639)	$(2,674)	101%
Effective tax rate	6%	9%			6%	4%

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

Nine month change

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

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents provided by operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities for the nine months ended September 30, 2022 and 2021.

	Nine Months ended September 30,
	2022	2021
	(in thousands)
Cash and cash equivalents	$331,659	$288,334
Working capital	892,884	861,244
Net cash and cash equivalents provided by operating activities	183,209	143,544
Net cash and cash equivalents used in investing activities	(211,121)	(169,704)
Net cash and cash equivalents used in financing activities	(1,179)	(57,303)

Our cash and cash equivalents at September 30, 2022 were held for working capital purposes. At September 30, 2022, $111.2 million of our cash and cash equivalents was held in accounts outside the United States. We do not assert indefinite reinvestment of our foreign earnings because these earnings have been subject to United States Federal tax. While we have concluded that any incremental tax incurred upon ultimate distribution of these earnings to be immaterial, our current plans do not demonstrate a need to repatriate undistributed earnings to fund our U.S. operations.

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

Net cash and cash equivalents provided by operating activities during the nine months ended September 30, 2022 primarily reflected our net loss of $97.1 million, benefit from deferred income taxes of $0.6 million, $3.3 million accretion of bond discounts, and gains on strategic investments of $4.2 million, offset by non-cash expenses that included $42.6 million of depreciation and amortization, $199.1 million in stock-based compensation, and $1.5 million of amortization of debt discount and issuance costs. Working capital sources of cash and cash equivalents primarily included a $63.7 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $19.6 million increase in right-of-use asset, a $10.7 million increase in accounts payable related to timing of bill payments, and $16.5 million increase in accrued expenses and other liabilities. These sources of cash and cash equivalents were offset by a $8.9 million increase in prepaid expenses and other assets, a $14.6 million decrease in operating lease liabilities, a $22.2 million increase in deferred commissions, and a $20.1 million increase in accounts receivable as a result of increased billings to customers.

Net cash and cash equivalents provided by operating activities during the nine months ended September 30, 2021 primarily reflected our net loss of $61.5 million, the portion of the repayment of the 2022 Notes attributable to the debt discount of $24.5 million, benefit from deferred income taxes of $1.3 million, a gain on termination of operating leases of $4.3 million, and aggregate gains on strategic investments of $11.7 million, offset by non-cash expenses that included $33.2 million of depreciation and amortization, $120.8 million in stock-based compensation, $2.9 million amortization of bond discounts, $18.1 million of amortization of debt discount and issuance costs, loss on disposal of fixed assets of $6.5 million, and $4.8 million of loss on early extinguishment of 2022 Notes. Working capital sources of cash and cash equivalents primarily included a $66.8 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $26.9 million increase in right-of-use asset, and $38.2 million increase in accrued expenses and other liabilities. These sources of cash and cash equivalents were offset by a $12.0 million increase in accounts payable related to timing of bill payments, a $7.1 million increase in prepaid expenses and other assets, a $26.4 million decrease in operating lease liabilities, a $24.4 million increase in deferred commissions, and a $2.2 million increase in accounts receivable as a result of increased billings to customers consistent with the overall growth of the business.

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

Net cash and cash equivalents used in investing activities during the nine months ended September 30, 2022 consisted primarily of $1.3 billion purchases of investments, $31.4 million of purchased property and equipment, $19.9 million of purchases of strategic investments, $31.4 million of capitalized software development costs, and a $10.0 million purchase of intangible assets. These uses of cash were offset by $1.0 billion received related to the maturity of investments and $125.0 million received for sale of investments.

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

For the nine months ended September 30, 2022 cash used in financing activities consisted of $1.6 million used for the repayment of the 2025 Notes attributable to the principal, $79.8 million payment for settlement of the 2022 Notes, and $10.0 million used for payment of employee taxes related to the net share settlement of stock-based awards, offset by $29.7 million of proceeds related to issuance of common stock under stock plans and $60.5 million of proceeds from settlement of the Convertible Note Hedges.

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2022 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Off-Balance Sheet Arrangements

As of the date of this report, we are committed to contribute additional capital of $6.3 million to the Black Economic Development Fund. There were no other material off-balance sheet arrangements exclusive of operating leases and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

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

Market Risk and Market Interest Risk

In June 2020, we issued $460 million aggregate principal amount of convertible senior notes due June 1, 2025, of which $459.1 million remains outstanding as of September 30, 2022. The fair value of our convertible senior notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Generally, the fair values of our senior convertible notes will increase as interest rates fall and decrease as interest rates rise. Additionally, we carry the convertible senior notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. The Federal Reserve recently raised interest rates in an effort to combat high inflation and may continue to do so in the future. There continues to be uncertainty in the changing market and economic conditions, including the possibility or additional measures that could be taken by the Federal Reserve and other government agencies, related to concerns over inflation risk.

The table below provides a sensitivity analysis of hypothetical 10% changes of our stock price as of September 30, 2022 and the estimated impact on the fair value of the 2025 Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such an event may have on the fair value of the 2025 Notes.

2025 Notes

Hypothetical change in HubSpot stock price	Fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$577,481	$63,707	12%
No change	$513,774	$—	—
10% decrease	$511,464	$(2,309)	(0)%

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

We derive, and expect to continue to derive, a substantial portion of our revenue from the sale of subscriptions to our CRM Platform. The market for inbound marketing, sales and customer service products is still evolving, and competitive dynamics may cause pricing levels to change as the market matures and as existing and new market participants introduce new types of point applications and different approaches to enable businesses to address their respective needs. As a result, we may be forced to reduce the prices we charge for our platform and may be unable to renew existing customer agreements or enter into new customer agreements at the same prices and upon the same terms that we have historically. In addition, our growth strategy involves a scalable pricing model (including freemium versions of our products) intended to provide us with an opportunity to increase the value of our customer relationships over time as we expand their use of our platform, sell to other parts of their organizations, cross-sell our sales products to existing marketing product customers and vice versa through touchless or low-touch in product purchases, and upsell additional offerings and features. If our cross-selling efforts are unsuccessful or if our existing customers do not expand their use of our platform or adopt additional offerings and features, our operating results may suffer.

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

Our headcount and operations have grown substantially. For example, we had 7,409 full-time employees as of September 30, 2022, compared with 5,895 as of December 31, 2021. To date, we have opened several international offices. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. Furthermore, as our employees work remotely from geographic areas across the globe and more of our employees work remotely on a permanent basis pursuant to our hybrid workplace model, which provides our employees with the option to be fully remote, work full-time from one of our offices, or have the flexibility to work both in the office and remotely), we may need to reallocate our investment of resources and closely monitor a variety of local regulations and requirements, including local tax laws, and we may experience unpredictability in our expenses and employee work culture. If we experience any of these effects in connection with future growth, if our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, it could materially impair our ability to attract new customers, retain existing customers and expand their use of our platform, all of which would materially and adversely affect our business, financial condition and results of operations.

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

There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies, related to concerns over inflation risk. A sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio and investments in some financial instruments could pose risks arising from market liquidity and credit concerns, which could adversely affect our financial results.

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

With the CTDPA, Connecticut became the fifth state to enact a comprehensive privacy law. A number of additional other states have proposed bills for comprehensive consumer privacy laws and it is quite possible that certain of these bills will pass. The existence of comprehensive privacy laws in different states in the country, if enacted, will add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data, and has resulted in and will result in increased compliance costs and/or changes in business practices and policies. At the federal level, there is a significant and potentially transformative bipartisan bill being debated. If passed, this proposed legislation, the American Data Privacy and Protection Act, would help to streamline certain of our privacy obligations, but would also introduce new stringent privacy and data security obligations that would apply to personal data collected from throughout the United States.

In addition, many foreign jurisdictions in which we do business, including the European Union, Japan, United Kingdom, Canada, Australia, and others have laws and regulations dealing with the collection and use of personal data obtained from their residents, which are more restrictive in certain respects than those in the U.S. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personal data that identifies or may be used to identify an individual. In relevant part, these laws and regulations may affect our ability to engage in lead generation activities by imposing heightened requirements, such as affirmative opt-ins or consent prior to sending commercial correspondence or engaging in electronic tracking activities that aid our marketing and business intelligence. We may be required to modify our policies, procedures, and data processing measures in order to address requirements under these or other privacy, data protection, or cyber security regimes, and may face claims, litigation, investigations, or other proceedings regarding them and may incur related liabilities, expenses, costs, and operational losses.

In Japan, for example, the Act on the Protection of Personal Information (“APPI”) of Japan regulates privacy protection issues in Japan. The APPI shares similarities with the GDPR, including extraterritorial application and obligations to provide certain notices and rights to citizens of Japan. In Japan, our email marketing activities are also subject to stringent regulation under the Law Concerning the Proper Transmission of Specified Electronic Mail and the Law for the Partial Amendment to the Law Concerning Specified Commercial Transactions.

In Canada, our collection, use, disclosure, and management of personal information must comply with both federal and provincial privacy laws, which impose separate requirements, but may overlap in some instances. The Personal Information Protection and Electronic Documents Act, or PIPEDA, applies in all Canadian provinces except Alberta, British Columbia and Québec, as well as to the transfer of consumer data across provincial borders. PIPEDA imposes stringent consumer data protection obligations, requires privacy breach reporting, and limits the purposes for which organizations may collect, use, and disclose consumer data. The provinces of Alberta, British Columbia, and Québec have enacted separate data privacy laws that are substantially similar to PIPEDA, but all three additionally apply to our handling of our own employees’ personal data within their respective provinces. Notably, Québec’s Act respecting the protection of personal information in the private sector, or the Private Sector Act, was amended by Bill 64, an Act to modernize legislative provisions as regards the protection of personal information, which introduced major amendments to the Private Sector Act, notably, to impose significant and stringent new obligations on Québec businesses while increasing the powers of Quebec’s supervisory authority. We may incur additional costs and expenses related to compliance with these laws and may incur significant liability if we are not able to comply with these laws. We are also subject to Canada’s anti-spam legislation, or CASL, which includes rules governing commercial electronic messages, which include marketing emails, text messages, and social media advertisements. Under these rules, we must follow certain standards when sending marketing communications, are prohibited from sending them to customers without their consent and can be held liable for violations.

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

The proliferation of privacy and data protection laws has heightened risks and uncertainties concerning cross-border transfers of personal data and other data, which could impose significant compliance costs and expenses on our business, increase our potential exposure to regulatory enforcement and/or litigation, and have a negative effect on our existing business and on our ability to attract and retain new customers. On July 16, 2020, the European Court of Justice invalidated the EU–US Privacy Shield ruling that facilitated transfers of personal data from the European Economic Area to the U.S. because it failed to offer adequate protections for personal data. The European Court of Justice, in the same decision, deemed that the Standard Contractual Clauses ("SCCs"), approved by the European Commission for transfers of personal data between European Economic Area controllers and non-European Economic Area processors are valid, however the European Court of Justice deemed that transfers made pursuant to the SCCs need to be analyzed on a case-by-case basis to ensure the European Economic Area's standards of data protection are met. Our customer agreements include SCCs. However, as a result of this decision, companies may be required to adopt additional measures to accomplish transfers of personal data to the United States and other third countries in compliance with the GDPR, and there continue to be concerns about whether the SCCs will face additional challenges. Until the remaining legal uncertainties regarding how to legally continue these transfers are settled, we will continue to face uncertainty as to whether our customers will be permitted to transfer personal data to the United States for processing by us as part of our platform services. Our customers may view alternative data transfer mechanisms as being too costly, too burdensome, too legally uncertain or otherwise objectionable and therefore decide not to do business with us. For example, some of our customers or potential customers who do business in the European Economic Area may require their vendors to host all personal data within the European Economic Area and may decide to do business with one of our competitors who hosts personal data within the European Economic Area instead of doing business with us. In addition, some companies based in Europe may be reluctant to transfer personal data to us for processing outside the European Economic Area because of the burden on some requirements to conduct transfer impact assessments in order to rely on the SCCs as well as the substantial obligations that the recently updated SCCs impose upon data exporters. On March 21, 2022, the United Kingdom adopted new international data transfer agreement templates ("IDTAs")and/or UK Addendum to facilitate transfers of personal data from the United Kingdom. The IDTAs and/or UK Addendumallow for a transition period in which controllers and processors may move to the new forms. We are in the process of transitioning to the IDTAs and UK Addendum and doing so will require significant effort and cost. The European Commission and the U.S. White House announced that they had reached an agreement in principle on a data transfer framework to replace the Privacy Shield 2.0. However, it is too soon to tell how this future framework will evolve and what impact it will have on our cross-border activities. We continue to monitor developments with respect to cross-border transfers and any prospective impacts on our activities.

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

We generated net losses of $97.1 million and $61.5 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $626.7 million. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We have spent and intend to continue to expend funds to grow our marketing, sales, customer service, operations, and content management operations, develop and enhance our CRM Platform, scale our data center infrastructure and services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

From time to time, we may invest funds in social impact investment funds, and may receive no return on our investment or lose our entire investment.

From time to time, we may invest in social impact investment funds. For example, in December 2020, we committed $20 million to social impact investing. Our first allocation of those funds was a $12.5 million investment in the Black Economic Development Fund (“BEDF”) by December 2023. As of the date of this report, we have made contributions of $6.3 million in cash for an aggregate of 5% ownership interest and income share in the BEDF. The BEDF is managed by the Local Initiatives Support Corporation (“LISC”), which expects to make investments from the BEDF in the form of bank deposits, bridge financing, and other financing to Black-led businesses, financial institutions, and anchor institutions. In December 2021, we invested the remaining commitment of $7.5 million in support of Minority Depository Institutions to help close the racial wealth, health and opportunity gap. There is no guarantee as to the performance of this investment or any similar investments we make in the future. Depending on the performance of this investment and future investments we may make, we may not receive any return on our investment or we may lose our entire investment, which could have an adverse effect on our business.

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

In the event the conditional conversion feature of the 2025 Notes is triggered, the holders thereof will be entitled to convert the 2025 Notes at any time during specified periods at their option. During the three months ended September 30, 2022, the 2025 Notes did not meet the Conversion Option and are not convertible. Whether the Notes that remain outstanding will be convertible following the calendar quarter ending September 30, 2022 will depend on the continued satisfaction of this condition or another conversion condition in the future. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share, our stock price has ranged from $25.79 to $866.00 through September 30, 2022. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

The COVID-19 pandemic and virus containment measures taken by federal and state governments have resulted in, and may continue to result in, business slowdowns or shutdowns, weakened economic conditions, economic uncertainty, and volatility in the financial markets, both regionally and worldwide. During the height of the COVID-19 pandemic , we responded with substantial modifications to employee travel and where employees work, as well as virtualization, postponement, or cancellation of certain events, among other changes. We have re-opened our offices on a staggered, region-by-region basis in accordance with local authority guidelines. Although we have been able to navigate workplace restrictions and limitations with minimal disruptions to our business operations to date, we may further modify our business practices and real estate needs in response to the risks and negative impacts caused by the COVID-19 pandemic, but we cannot be certain that these measures will continue to be successful. We continue to actively monitor the situation and may take further actions to alter our business operations as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders, including in response to outbreaks and variants.

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

November 2, 2022