Form 10-K
period 2022-12-31
HUBSPOT INC
filed 2023-02-16
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report YES ☒ NO ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. YES ☐ NO ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). YES ☐ NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on June 30, 2022, as reported by the New York Stock Exchange on such date was approximately $13,710,448,147. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

On February 10, 2023, the registrant had 49,392,241 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
•
our expectations regarding the potential impact of geo-political conflicts, inflationary pressures, foreign currency movement, macroeconomic stability, and the COVID-19 pandemic on our business, the broader economy, our workforce and operations, the markets in which we and our partners and customers operate, and our ability to forecast future financial performance;
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
•
We face significant competition from both established and new companies offering marketing, sales, customer service, operations and content management software and other related applications, as well as internally developed software, which may harm our ability to add new customers, retain existing customers and grow our business.
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
•
Our Restructuring Plan and associated organizational changes may not adequately reduce our operating costs or improve operating margins, may lead to additional workforce attrition, and may cause operational disruptions.

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

We focus on selling to mid-market business-to-business (“B2B”) companies, which we define as companies that have between 2 and 2,000 employees. We sell our CRM Platform on a subscription basis. In 2022, our total revenue was $1.7 billion and we incurred a net loss of $112.7 million. As of December 31, 2022, we had 7,433 full-time employees and 167,386 Customers, as defined in our Key Business Metrics in Item 7, of varying sizes in more than 120 countries.

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

Designed to Help Companies Grow Better. Our CRM Platform was architected from the ground up to enable businesses to transform their marketing, sales, services, operations and content management playbook to meet the demands of customers today. Our CRM Platform includes a system of record for maintaining a unified view of the customer experience, a system of engagement for efficiently engaging customers through search engine optimization (“SEO”), web content, social, blogging, email, marketing automation, messaging, support ticketing, knowledge base, commerce, conversation routing, video hosting, and an end-to-end payment solution which enables customers to streamline their payment process with fewer tools.

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

Market Leadership and Strong Brand. We are a recognized thought leader in the cloud-based marketing, sales, customer service, operations, and content management software industry with a leading brand. Our founders, Brian Halligan and Dharmesh Shah, wrote the best-selling marketing book Inbound Marketing: Get Found Using Google, Social Media and Blogs. Our marketing, sales, service, operations, and content management experience attracts, engages, and delights customers by being more relevant, more helpful, more personalized, and less interruptive than traditional marketing and sales tactics. Our INBOUND event is one of the largest inbound industry conference events. In 2022, we had nearly 45,000 registered attendees.

Large and Growing Solutions Partner Program. A Solutions Partner is a service provider that helps businesses with strategy, execution, and implementation of go-to-market activities and technology solutions. Our Solutions Partners promote our brand and offer our CRM Platform to their clients. Solutions Partners and customers referred to us by our Solutions Partners represented approximately 33% of our Customers as of December 31, 2022, and approximately 45% of our revenue for the year ended December 31, 2022. These Solutions Partners help us to promote the vision of the inbound experience, efficiently reach new mid-market businesses at scale, and provide our mutual customers with more diverse and higher-touch services.

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

Increase Revenue from Existing Customers. With 167,386 Customers in more than 120 countries spanning many industries, we believe we have a significant opportunity to increase revenue from our existing customers. We plan to increase revenue from our existing customers by expanding their use of our CRM Platform by upselling additional offerings and features, including our end-to-end payment solution, adding additional users, and cross-selling our marketing, sales, service, operations, and content management products to existing customers through touchless or low touch in-product purchases. Our scalable pricing model allows us to capture more spend as our customers grow, increase the number of their customers and prospects managed on our CRM Platform, and offer additional functionality available from our higher price tiers and add-ons, providing us with a substantial opportunity to increase the lifetime value of our customer relationships.

Keep Expanding Internationally. There is a significant opportunity for our CRM Platform outside of the United States. As of December 31, 2022, approximately 53% of our Customers were located outside of the United States and these Customers generated approximately 46% of our total revenue for the year ended December 31, 2022. We sell to those international Customers from our U.S., European, Asia Pacific, and South American based operations. We intend to grow our presence in international markets through additional investments in local sales, marketing and professional service capabilities, as well as by leveraging our Solutions Partner network. We have significant website traffic from regions outside the United States, and we believe that markets outside the United States represent a significant growth opportunity.

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

Businesses that want to use software outside of our CRM Platform can leverage our ecosystem of third-party integrations from our platform application partners. We make it easy to find and install new or existing software solutions that complement our CRM Platform. Over 1,300 integrations and applications are available for our users, across a wide range of categories, including integrations with leading social media, email, sales, video, analytics, content and webinar tools. Customers can build custom applications and integrations on top of our CRM Platform themselves, or through third party developers in our ecosystem.

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

Sales Hub

Sales Hub is designed to enhance the productivity and effectiveness of sales teams. Businesses can empower their teams with tools that deliver a personalized experience for prospects with less work for sales representatives. Features include: email templates and tracking, conversations and live chat, meeting and call scheduling, lead and website visit alerts, lead scoring, sales automation, pipeline management, quoting, forecasting, and reporting.

Service Hub

Service Hub is our customer service software designed to help businesses manage, respond and connect with customers. Features include: conversations and live chat functionality, conversational bots, tickets and help desk, automation and routing, knowledge base, team emails, feedback and reporting tools, and customer goals.

CMS Hub

Our content management system (“CMS”) Hub combines the power of customer relationship management and a content management system into one integrated platform. Our content tools enable businesses to create new and edit existing web content while also personalizing their websites for different visitors and optimizing their websites to convert more visitors into leads and customers. Features include: website pages, business blogging, smart content, landing pages and forms, SEO tools, forms and lead flow, web analytics reporting, calls-to-action, and file manager.

Operations Hub

Operations Hub is designed to help businesses unify customer data in a connected platform, automate business processes, and eliminate time-consuming data cleanup, and query and transform data to enable customer insights and connections. Features include: programmable automation, data sync, data curation, and data quality tools.

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

Professional Services. We offer professional services to educate and train customers on how to leverage our CRM Platform to transform how their business attracts, engages and delights customers. Depending on which Hubs and services a customer purchases, they receive onboarding guidance or one-on-one training from one of our on-boarding, inbound consultants, or technical consultants by web meetings. They can purchase additional group training and education in online or in-person classes (when offered). We also offer in-app training modules that customers can use as part of their on-boarding. Our professional services are also available to customers who need additional assistance on a one-time or ongoing basis for an additional fee. Depending on the scope of work and the services a customer needs help with, we might recommend they work with our Solutions Partner ecosystem.

Customer Success. Our customers have access to a Customer Success Manager (“CSM”), Channel Consultant ("CC") or Customer Success Team (“CST”) which are responsible for our customers’ long term success, retention and growth on our CRM Platform. Depending on the customer spend, they will either have a dedicated CSM, or be serviced by a CST in a team based approach. Our CSMs or CST address the unique needs and goals of our customers through a series of ongoing interactions and strategy calls on how to best use our CRM Platform. Our CCs play a similar role as our CSMs and CST, but focus on the growth and success of our Solutions Partners. The Solutions Partner’s customers have oversight through CSM and work collaboratively with the CC to help the Solutions Partner’s customers get the most value from our platform and the Solutions Partner’s services.

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

Our Customers

As of December 31, 2022, we had 167,386 Customers in more than 120 countries, representing many industries. No single customer represented more than ten percent of our revenue in 2022, 2021, or 2020.

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

Inbound Direct Sales. Our sales representatives throughout the world use phone, email, and web meetings to interact with prospects and customers. The majority of revenue generated by our sales representatives originates with inbound leads produced by our marketing efforts. In addition, our freemium products and in-product cross-sell offerings help close new business with little or no interaction by our sales representatives.

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

Human Capital Management

Helping millions of organizations grow better requires a truly remarkable team. We take a thoughtful approach to talent attraction and retention in order to build a company culture where people can do their best work. That’s why our culture is rooted in what we think employees want from employers today: autonomy, flexibility, transparency, and a commitment to diversity.

HubSpot is proud to be named the #2 Best Place to Work in 2022 and #4 Best Place to Work in 2021 by the Glassdoor Employees’ Choice Awards. Based on employees’ reviews and feedback, this recognition is a strong testament to the innovative culture we are building. We have also been recognized as a top workplace in 2022 by Great Place to Work, and honored to be mentioned in a number of categories by Comparably's workplace awards in 2022 including Best CEO for Women, Best Global Culture, and a Best Company for Employee Happiness.

As of December 31, 2022, we had 7,433 full-time employees, or HubSpotters. Of these, 1,271 were in the Americas, 1,346 were in Europe, 318 were in the Asia Pacific region and 4,498 were 100% remote. In January 2023, we made the difficult decision to begin implementing a restructuring plan (the “Restructuring Plan”), part of which consisted of a reduction of headcount by approximately 7%.

•
Culture and Values. As a company with a hybrid working model, connection is core to our culture. We are focused on fostering authentic connection by offering the tools, resources, and opportunities to help our employees grow both personally and professionally. Our Culture Code underpins our culture and outlines our core company values, including, autonomy, flexibility, high performance, and HEART. HEART is at the center of who we are and represents the five traits we value the most in HubSpotters: Humility, Empathy, Adaptability, Remarkableness and Transparency. A copy of our Culture Code can be found at: https://network.hubspot.com/slides/the-hubspot-culture-code.
•
Diversity, Inclusion, and Belonging. Diversity, inclusion, and belonging (DI&B) is a core part of our mission. We are focused not just on increasing representation, but on striving for equity in systems, resources, and access to opportunities. We have incorporated DI&B into our policies and practices, education and events, and launched various initiatives to further our goal of being a more diverse, inclusive, and equitable workplace. Our DI&B initiatives include, but are not limited to: programs to increase our slate of diverse candidates, anti-racism training for employees and managers, key external partnerships, employee resource groups, and programs and initiatives to enhance the diversity and inclusion experience for candidates and employees. In addition, our annual HubSpot Diversity, Inclusion, and Belonging Report is a detailed analysis of our gender, ethnicity, and age data, as well as self-reported identities including parents, military veterans, disabilities, first-generation identity, and those who are gender diverse. A copy of our DI&B report can be found at: https://www.hubspot.com/diversity/report.
•
Compensation and Benefits. We provide competitive compensation and benefits for our employees globally. Our compensation packages may include base salary, commission or semi-annual bonuses, and stock-based compensation. We also offer general employee medical and dental plans, unlimited vacation and an annual global week of rest, life and disability insurance, employee stock purchase plan, and Section 401(k) plan matching contributions. We evaluate both compensation and benefit offerings on an annual basis and we make adjustments as needed. We are also committed to making meaningful, long-term change from pay opacity to pay clarity. This includes providing access to compensation ranges for all of our employees, anchoring compensation to one predefined major city per country and publishing compensation ranges for all job postings in the U.S.
•
Learning and growth. We believe in life-long learning and invest in employee development at every stage. We offer hands-on, regionalized on-boarding, one-on-one mentorship, year-round manager trainings and an annual mini-MBA Fellows program. We also offer several programs focused on BIPOC (Black, Indigenous, Person of Color) retention and career development, including a stay interview program, a global mentorship program for employees of color, and a structured mentoring and career coaching program for Black employees. In addition, we offer several self-paced courses for all employees through Learn@HubSpot, our internal, online learning management system designed by our Learning and Development team.
•
Hybrid Culture and Enablement. We offer a hybrid working model, with employees choosing annually between three options: @home, @office, @flex. @home employees will work the majority of the time from home, @office employees will go into a HubSpot office three or more days per week, and @flex employees will go into a HubSpot office two or fewer days per week. We also offer manager trainings focused on building connection and psychological safety.
•
Mental Health and Well-Being. We offer a mental wellness platform as a global benefit for employees. In order to prevent and battle burnout and its root causes, we also offer a company holiday week for all employees to take time off and recharge, and programming for employees to listen, learn, and identify ways to prioritize their mental health at work.
•
Social Impact. We aim to bring the best of HubSpot to help nonprofits that are committed to improving education and entrepreneurship in our communities around the world. We provide a range of opportunities for our employees to get involved with nonprofit organizations through HubSpot Helps, our community impact program, including: a dedicated employee volunteering platform, financial and in-kind donations, and flagship events. We are also committed to closing the racial wealth gap and developing the next generation of Black business leaders by investing in partnerships and organizations that can drive real change for Black communities.
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

•
vision for the market, product strategy and pace of innovation;
•
inbound marketing focus and domain expertise;
•
integrated all-in-one CRM Platform;
•
breadth and depth of product functionality;
•
ease of use;
•
scalable, open architecture;
•
time to value and total cost of ownership;
•
integration with third-party applications and data sources;
•
use of CRM data to make strategic business decisions;
•
name recognition and brand reputation; and
•
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
content management systems;
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

Intellectual Property

Our ability to protect our intellectual property, including our technology, will be an important factor in the success and continued growth of our business. We protect our intellectual property through trade secrets law, copyrights, trademarks, patents, and contracts. Some of our technology relies upon third-party licensed intellectual property. We have 11 issued U.S. Patents and 19 patents applications pending. We intend to pursue and are pursuing additional patent protection to the extent we believe it would be beneficial and cost-effective.

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

We derive, and expect to continue to derive, a substantial portion of our revenue from the sale of subscriptions to our CRM Platform. The market for inbound marketing, sales, service, operations and content management products is still evolving, and competitive dynamics may cause pricing levels to change as the market matures and as existing and new market participants introduce new types of point applications and different approaches to enable businesses to address their respective needs. As a result, we may be forced to reduce the prices we charge for our platform and may be unable to renew existing customer agreements or enter into new customer agreements at the same prices and upon the same terms that we have historically. In addition, our growth strategy involves a scalable pricing model (including freemium versions of our products) intended to provide us with an opportunity to increase the value of our customer relationships over time as we expand their use of our platform, sell to other parts of their organizations, cross-sell our sales products to existing marketing product customers and vice versa through touchless or low touch in product purchases, and upsell additional offerings and features. If our cross-selling efforts are unsuccessful or if our existing customers do not expand their use of our platform or adopt additional offerings and features, our operating results may suffer.

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

We face significant competition from both established and new companies offering marketing, sales, customer service, operations, and content management software and other related applications, as well as internally developed software, which may harm our ability to add new customers, retain existing customers and grow our business.

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
•
content management systems.

In addition, instead of using our platform, some prospective customers may elect to combine disparate point applications, such as content management, marketing automation, CRM, analytics and social media management. We expect that new competitors, such as enterprise software vendors that have traditionally focused on enterprise resource planning or other applications supporting back office functions, will develop and introduce applications serving customer-facing and other front office functions. This development could have an adverse effect on our business, operating results and financial condition. In addition, sales automation and CRM vendors could acquire or develop applications that compete with our sales and CRM offerings. Some of these companies have acquired social media marketing and other marketing software providers to integrate with their broader offerings.

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

We have experienced rapid growth and organizational change in recent periods and expect growth of headcount and operations over the long-term. If we fail to manage growth and organizational change effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

Prior to the implementation of our Restructuring Plan in January 2023, our headcount and operations grew substantially. For example, we had 7,433 full-time employees as of December 31, 2022, as compared with 5,895 as of December 31, 2021. To date, we have opened several international offices. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. While we expect to continue to grow headcount and operations over the long-term, in January 2023, we authorized a workforce reduction impacting approximately 7% of our workforce and began existing select leases to consolidate our office space. We may be unable to effectively manage the organizational changes we are making in connection with the Restructuring Plan, which could result in difficulty or delays in delivering our products to customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new products and services or enhancing existing products and services, reputational harm, loss of customers, or operational difficulties in executing sales strategies, any of which could adversely affect our business performance and operating results. We anticipate future growth will be required over the long term to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. Furthermore, as more of our employees work remotely from geographic areas across the globe on a permanent basis pursuant to our hybrid workplace model, which provides our employees with the option to be fully remote, work full-time from one of our offices, or have the flexibility to work both in the office and remotely, we may need to reallocate our investment of resources and closely monitor a variety of local regulations and requirements, including local tax laws. We may experience unpredictability in our expenses and employee work culture. If we experience any of these effects in connection with future growth, if our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating new employees, or retaining our existing employees, it could materially impair our ability to attract new customers, retain existing customers and expand their use of our platform, all of which would materially and adversely affect our business, financial condition and results of operations.

In addition, our information technology infrastructure, operational, financial and management systems and procedures may not be able to effectively manage changes to our headcount, operations and office space that result from the Restructuring Plan. Our Plan will increase our short-term costs, which will make it more difficult for us to address any future revenue shortfalls by reducing expenses in the short-term. If we fail to successfully manage organizational changes in connection with the Restructuring Plan or our future growth, we will be unable to successfully execute our business plan, which could have a negative impact on our business, results of operations or financial condition.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. We have formed several international entities and may plan to form additional entities in the future. These international operations focus primarily on sales, professional services and support, and select international locations have development teams. Our current international operations and future initiatives will involve a variety of risks, including:

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
•
global economic uncertainty caused by global political events;
•
limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;
•
limited or insufficient intellectual property protection;
•
international disputes, wars (such as the conflict between Russia and Ukraine), political instability or terrorist activities; and resulting economic instability;
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

Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake will not be successful. If in the future, we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business and operating results will suffer. We continue to implement policies and procedures to facilitate our compliance with U.S. laws and regulations applicable to or arising from our

international business. Inadequacies in our past or current compliance practices may increase the risk of inadvertent violations of such laws and regulations, which could lead to financial and other penalties that could damage our reputation and impose costs on us.

Our Restructuring Plan and associated organizational changes may not adequately reduce our operating costs or improve operating margins, may lead to additional workforce attrition, and may cause operational disruptions.

In January 2023, we began implementing our Restructuring Plan that is designed to reduce operating costs and enable investment in key opportunities for long-term growth while driving continued profitability. The Restructuring Plan includes a reduction of the Company’s current workforce by approximately 7% and a lease consolidation to create higher density across our workspaces. The Company estimates that it will incur charges of approximately $72.0 million to $105.0 million in connection with the Restructuring Plan, consisting primarily of cash expenditures. $24.0 million to $31.0 million of the charges under the Restructuring Plan are related to employee severance costs and $48.0 million to $74.0 million of the charges are related to lease consolidation.

The estimates of the charges and expenditures that we expect to incur in connection with the Restructuring Plan, and timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and we may incur costs that are greater than we currently expect in connection with the Restructuring Plan.

The Restructuring Plan may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, employee attrition beyond our intended reduction in force, a reduction in morale among our remaining employees, greater-than-anticipated costs incurred in connection with implementing the Restructuring Plan, and the risk that we may not achieve the benefits from the Restructuring Plan to the extent or as quickly as we anticipate, all of which may have a material adverse effect on our results of operations or financial condition. These restructuring initiatives could place substantial demands on our management and employees, which could lead to the diversion of our management’s and employees’ attention from other business priorities. In addition, while certain positions have been eliminated in connection with the Restructuring Plan, certain functions necessary to our reduced operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees or to external service providers, which could result in disruptions to our operations. We may also discover that the workforce reduction and other restructuring efforts will make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. We may further discover that, despite the implementation of our Restructuring Plan, we may require additional capital to continue expanding our business, and we may be unable to obtain such capital on acceptable terms, if at all. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition, and results of operations.

Risks Related to Employee Matters

If we cannot maintain our company culture as we experience changes in our workforce, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success and our business may be harmed.

We believe that a critical component to our success has been our company culture, which is based on transparency and personal autonomy. We have invested substantial time and resources in building our team within this company culture. In January 2023, we authorized a workforce reduction impacting approximately 7% of our workforce as part of our Restructuring Plan. The workforce reduction may make it more difficult to preserve our company culture and may negatively impact employee morale. In 2020, we made the decision to permanently move to a hybrid workplace model, which means our employees have the option to be fully remote, work full-time from one of our offices, or work both in the office and remotely. Preservation of our corporate culture has been made more difficult as a majority of our workforce has been working from home in connection with our hybrid workplace model, and may become more difficult due to the changes resulting from the Restructuring Plan. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. As we grow and continue to develop our company infrastructure, and experience organizational change, we may find it difficult to maintain these important aspects of our company culture and our business may be adversely impacted.

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

To execute our business strategy, we must attract and retain highly qualified personnel. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing and managing cloud-based software, as well as for skilled information technology, marketing, sales and operations professionals, and we may not be successful in attracting and retaining the professionals we need. Also, inbound sales, marketing, services, operations, and content management domain experts are very important to our success and are difficult to replace. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and difficulty in retaining highly skilled employees with appropriate qualifications. In particular, we have experienced a competitive hiring environment in the Greater Boston area, where we are headquartered and will continue to experience a competitive hiring environment as we recruit for remote talent worldwide. Many of the companies with which we compete for experienced personnel have greater resources than we do. The change by companies to offer a remote or hybrid work environment may increase the competition for such employees from employers outside of our traditional office locations. The workforce reduction we are implementing as part of our Restructuring Plan may negatively impact our ability to attract, integrate, retain and motivate highly qualified employees, and may harm our reputation with current or prospective employees. In addition, if we choose to no longer offer a remote or hybrid work environment, we may face more difficulty in retaining our workforce. Further, labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, and workforce participation rates. In addition, if our reputation were to be harmed, whether as a result of media, legislative, or regulatory scrutiny or otherwise, it could make it more difficult to attract and retain personnel that are critical to the success of our business.

In addition, in making employment decisions, particularly in the software industry, job candidates often consider the value of equity incentives they are to receive in connection with their employment. If the price of our stock declines, or experiences significant volatility, our ability to attract or retain key employees will be adversely affected. If we fail to attract new personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed.

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

Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the software industry may harm us. The United States and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, inflation and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. Weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs, trade agreements or governmental fiscal, monetary and tax policies, among others, could adversely impact our business, financial condition and operating results. Further, weak market conditions have, and could in the future result in, impairment of our investments and long-lived assets.

Further, the economies of countries in Europe have been experiencing weakness associated with high sovereign debt levels, weakness in the banking sector, uncertainty over the future of the Euro zone and volatility in the value of the pound sterling and the Euro and instability resulting from the ongoing conflict between Russia and Ukraine. The effect of the conflict between Russia and Ukraine, including any resulting sanctions, export controls or other restrictive actions that may be imposed against governmental or other entities in, for example, Russia, have in the past contributed and may in the future contribute to disruption, instability and volatility in the global markets. We have operations, as well as current and potential new customers, throughout Europe. If economic conditions in Europe and other key markets for our platform continue to remain uncertain or deteriorate further, it could adversely affect our customers’ ability or willingness to subscribe to our platform, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, all of which could harm our operating results.

More recently, global inflation rates have increased to levels not seen in several decades, which may result in decreased demand for our products and services, increases in our operating costs, including our labor costs, constrained credit and liquidity, reduced government spending and volatility in financial markets. The Federal Reserve and other international government agencies have raised, and may again raise, interest rates in response to concerns over inflation risk. Increases in interest rates on credit and debt that would increase the cost of any borrowing that we may make from time to time and could impact our ability to access the capital markets. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, we may be unable to raise the sales prices of our products and services at or above the rate at which our costs increase, which could/would reduce our profit margins and have a material adverse effect on our financial results and net income. We also may experience lower than expected sales and potential adverse impacts on our competitive position if there is a decrease in consumer spending or a negative reaction to our pricing. A reduction in our revenue would be detrimental to our profitability and financial condition and could also have an adverse impact on our future growth.

There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other domestic and international government agencies, related to concerns over inflation risk. A sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio and investments in some financial instruments could pose risks arising from market liquidity and credit concerns, which could adversely affect our financial results.

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

We currently serve the majority of our platform functions from third-party data center hosting facilities operated by Amazon Web Services in the United States and Europe. We also have several colocations which host certain critical services (for example, VPN access) in various locations around the world. In addition, we use Cloudflare Global CDN to optimize content delivery across our locations.

Any damage to, or failure of, the systems of our third-party providers could result in interruptions to our platform. Despite precautions taken at our data centers, the occurrence of spikes in usage volume, a natural disaster, such as earthquakes or hurricane, an act of terrorism, vandalism or sabotage, a decision to close a facility without adequate notice, power or telecommunications failures or other unanticipated problems at a facility could result in lengthy interruptions in the availability of our on-demand software. In the event that any of our third-party facilities arrangements is terminated, or if there is a lapse of service or damage to a facility, we could experience interruptions in our platform as well as delays and additional expenses in arranging new facilities and services. Even with current and planned disaster recovery arrangements, our business could be harmed. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue credits or cause customers to fail to renew their subscriptions, any of which could materially adversely affect our business.

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

Privacy concerns may cause end users to resist providing the personal data necessary to allow our customers to use our platform effectively. We have implemented various features intended to enable our customers to better protect end user privacy, but these measures may not alleviate all potential privacy concerns and threats. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our platform. Privacy advocacy groups and the technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. The costs of compliance with, and other burdens imposed by these groups’ policies and actions may limit the use and adoption of our CRM Platform and reduce overall demand for it, or lead to significant fines, penalties or liabilities for any noncompliance or loss of any such action.

If our or our customers’ security measures are compromised or unauthorized access to data of our customers or their customers is otherwise obtained, our CRM Platform may be perceived as not being secure, our customers may be harmed and may curtail or cease their use of our platform, our reputation may be damaged and we may incur significant liabilities.

Our operations involve the storage and transmission of data of our customers and their customers, including personal data. Our storage is typically the sole source of record for portions of our customers’ businesses and end user data, such as initial contact information and online interactions. Security incidents could result in unauthorized access to, loss of or unauthorized disclosure of this information, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales and harm our customers and our business. Cyber-attacks and other malicious Internet-based activity continue to increase generally, and cloud-based platform providers of marketing services have been targeted. If our security measures, or those of our service providers, are compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business may be harmed and we could incur significant liability. Additionally, if third parties with whom we work, such as vendors or developers, violate applicable laws, our security policies or our acceptable use policy, such violations may also put our customers’ information at risk and could in turn have an adverse effect on our business. In addition, if the security measures of our customers or our service providers are compromised, even without any actual compromise of our own systems, we may face negative publicity or reputational harm if our customers or anyone else incorrectly attributes the blame for such security breaches to us or our systems. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to our customers’ data. Additionally, we provide extensive access to our database, which stores our customer data, to our development team to facilitate our rapid pace of product development. If such access or our own operations cause the loss, damage or destruction of our customers’ business data, their sales, lead generation, support and other business operations may be permanently harmed. As a result, our customers may bring claims against us for lost profits and other damages, or such concerns may cause us to limit access by our development team. Additionally, in certain of our subscription agreements with our customers, we agree to indemnify these customers against claims by a third party alleging our breach of confidentiality obligations or our misuse of customer data in violation of the subscription agreement.

Cyber-attacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing) are prevalent in our industry, the industries of certain of our service providers and our customers' industries. Our internal computer systems and those of our current and any future strategic collaborators, vendors, and other contractors or consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, cybersecurity threats, terrorism, war and telecommunication and electrical failures. Accordingly, if our cybersecurity measures or those of our service providers fail to protect against unauthorized access, attacks (which may include sophisticated cyberattacks), compromise or the mishandling of data by our employees and contractors, then our reputation, customer trust, business, results of operations and financial condition could be adversely affected. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. The techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. Because the techniques used by threat actors who may attempt to penetrate and sabotage our computer systems change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Additionally, during the COVID-19 pandemic, and potentially beyond as remote work and resource access expand, there is an increased risk that we may experience cybersecurity-related events such as COVID-19 themed phishing attacks, exploitation of any cybersecurity flaws that may exist, an increase in the number of cybersecurity threats or attacks, and other security challenges as a result of most of our employees and our service providers continuing to work remotely from non-corporate managed networks. There is also a risk of potential increase in such attacks due to cyberwarfare in connection with the ongoing conflict between Russia and Ukraine, and this could adversely affect our and our suppliers' ability to maintain or enhance key cybersecurity and data protection measures. We have previously been, and may in the future become, the target of cyber-attacks by third parties seeking unauthorized access to our or our customers' data, systems, or infrastructure, or to disrupt our operations or ability to provide our services.

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

Recent cybersecurity incidents and compromises affecting large institutions, including an incident that affected us, suggest that the risk of such events is significant, even if privacy protection and security measures are implemented and enforced. A cyber-attack could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other disruptions. These cyber-attacks could be carried out by threat actors of all types (including but not limited to nation states, organized crime, other criminal enterprises, individual actors and/or advanced persistent threat groups). In addition, we may experience intrusions on our physical premises by any of these threat actors. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, incur significant costs associated with remediation and the implementation of additional security measures, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants, and our competitive position could be harmed. Any breach, loss, or compromise of personal data may also subject us to civil fines and penalties, or claims for damages either under the General Data Protection Regulation (the “EU GDPR”), the EU GDPR as incorporated into United Kingdom law, and relevant member state law in the European Union, other foreign laws, and other relevant state and federal privacy laws in the United States.

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

There can be no assurance that any limitations of liability provisions in our contracts for a security breach would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and operating results.

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

In certain of our subscription agreements with customers, we agree to indemnify these customers against claims by a third party alleging infringement of a valid patent, registered copyright or registered trademark. However, whether or not a subscription agreement includes an indemnity obligation in favor of a customer, there can be no assurance that customers will not assert a common law indemnity claim or that any existing limitations of liability provisions in our contracts would be enforceable or adequate, or would otherwise protect us from any such liabilities or damages with respect to any particular claim. Our customers who are accused of intellectual property infringement may in the future seek indemnification from us under common law or other legal theories. If such claims are successful, or if we are required to indemnify or defend our customers from these or other claims, these matters could be disruptive to our business and management and have a material adverse effect on our business, operating results and financial condition.

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

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of personal data of individuals. In the United States, the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards for the online collection, use and dissemination of personal and other data. However, these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. Any failure or perceived failure by us to comply with privacy or security laws, policies, legal obligations or industry standards or any security incident that results in the unauthorized, disclosure, release or transfer of personal data or other customer data may result in governmental enforcement actions, litigation, fines and penalties and/or adverse publicity, and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.

Laws and regulations concerning privacy, data protection and information security are evolving, and changes to such laws and regulations could require us to change features of our platform or restrict our customers’ ability to collect and use email addresses, page viewing data and other personal data, which may reduce demand for our platform. Our failure to comply with federal, state and international data privacy laws and regulations could harm our ability to successfully operate our business and pursue our business goals. For example, the California Consumer Privacy Act (the “CCPA”), as amended by the California Privacy Rights Act (the "CPRA"), among other things, require covered companies to provide new disclosures to California consumers and afford such consumers the ability to opt-out of sales of personal data.

The CPRA, which amends the CCPA, took effect on January 1, 2023. The CPRA imposes additional obligations on companies covered by the legislation and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal data. The CPRA also creates a new state agency that will be vested with authority to implement regulations and enforce the CCPA and the CPRA. It is not yet fully clear how the CCPA and CPRA will be enforced and how certain of its requirements will be interpreted. The effects of the CCPA and CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

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

For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act (the “CDPA”). The CDPA became effective January 1, 2023. The CDPA will regulate how businesses (which the CDPA refers to as “controllers”) collect and share personal data. While the CDPA incorporates many concepts similar to the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of controllers. The new law will also govern how controllers collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.

Also, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (“CPA”) into law. The CPA will become effective July 1, 2023. The CPA is similar to Virginia’s CPDA but also contains additional requirements. The new measure applies to companies conducting business in Colorado or who produce or deliver commercial products or services intentionally targeted to its residents of the state that either: (1) control or process the personal data of at least 100,000 consumers during a calendar year; or (2) derive revenue or receive a discount on the price of goods or services from the sale of personal data and process or control the personal data of at least 25,000 consumers. In addition, on March 24, 2022, Utah enacted the Utah Consumer Privacy Act (“UCPA”), which will become effective on December 31, 2023. Also, in May 2022, Connecticut Governor Lamont signed the Connecticut Data Privacy Act (“CTDPA”) into law, which takes effect on July 1, 2023. The UCPA and CTDPA draw heavily upon their predecessors in Virginia and Colorado.

With the CTDPA, Connecticut became the fifth state to enact a comprehensive privacy law. A number of additional other states have proposed bills for comprehensive consumer privacy laws and it is quite possible that certain of these bills will pass. The existence of comprehensive privacy laws in different states in the country, if enacted, will add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies regarding and the availability of personal data, and has resulted in and will result in increased compliance costs and/or changes in business practices and policies. At the federal level, a significant and potentially transformative bipartisan bill was considered during the 117th Congress. If passed, this proposed legislation, the American Data Privacy and Protection Act, would help to streamline certain of our privacy obligations, but would also introduce new stringent privacy and data security obligations that would apply to personal data we process.

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

In Japan, for example, the Act on the Protection of Personal Information (“APPI”) of Japan regulates privacy protection issues in Japan. The APPI shares similarities with the GDPR, including extraterritorial application and obligations to provide certain notices and rights to citizens of Japan. Amendments to the APPI that created new cross-border data transfer requirements and a new category of regulated information called “personal-related information” took effect in April 2022. In Japan, our email marketing activities are also subject to stringent regulation under the Law Concerning the Proper Transmission of Specified Electronic Mail and the Law for the Partial Amendment to the Law Concerning Specified Commercial Transactions.

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

Within the European Union, legislators adopted the EU GDPR, which became effective in May 2018, and which imposes heightened obligations and risk upon our business and which may substantially increase the penalties to which we could be subject in the event of any non-compliance. In addition, further to the United Kingdom's exit from the European Union on January 31, 2020, the GDPR ceased to apply in the United Kingdom at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the United Kingdom’s European Union (Withdrawal) Act 2018 incorporated the EU GDPR (as it existed on December 31, 2020 but subject to certain United Kingdom specific amendments) into United Kingdom law (the “UK GDPR”, together with the EU GDPR, the “GDPR”). The UK GDPR and the UK Data Protection Act 2018 set out the United Kingdom’s data protection regime, which is independent from but aligned to the European Union’s data protection regime. In addition, the UK has announced plans to reform the country’s data protection legal framework in its Data Reform Bill. This may lead to increased compliance costs as we may no longer be able to take a unified approach across the European Union and United Kingdom, and will need to amend our processes and procedures to align with the new framework. The Data Reform Bill could also, as a result of this divergence, threaten the United Kingdom adequacy decision that currently allows personal data to flow freely from the European Economic Area to the United Kingdom.

Non-compliance with the GDPR and the related national data protection laws of the European Union Member States may result in monetary penalties of up to €20 million (£17.5 million) or 4% of worldwide annual revenue, whichever is higher. Like the EU

GDPR, the UK GDPR restricts personal data transfers outside the United Kingdom to countries not regarded by the United Kingdom as providing adequate protection (this means that personal data transfers from the United Kingdom to the European Economic Area remain free flowing). Although the United Kingdom is regarded as a third country under the EU GDPR, the European Commission has issued a decision recognizing the United Kingdom as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the European Union to the United Kingdom remain unrestricted.

The proliferation of privacy and data protection laws has heightened risks and uncertainties concerning cross-border transfers of personal data and other data, which could impose significant compliance costs and expenses on our business, increase our potential exposure to regulatory enforcement and/or litigation, and have a negative effect on our existing business and on our ability to attract and retain new customers. On July 16, 2020, the European Court of Justice (“CJEU”), in Case C-311/18 (Data Protection Commissioner v Facebook Ireland and Maximillian Schrems, or “Schrems II”), invalidated the EU–US Privacy Shield ruling that facilitated transfers of personal data from the European Economic Area to the U.S. because it failed to offer adequate protections for personal data. The CJEU, in the same decision, deemed that the Standard Contractual Clauses ("SCCs"), approved by the European Commission for transfers of personal data between European Union exporters and non-European Economic Area importers are valid, however the European Court of Justice deemed that transfers made pursuant to the SCCs need to be analyzed on a case-by-case basis to ensure the European Economic Area's standards of data protection are met. On June 4, 2021, the European Commission published new versions of the SCCs, which, since December 27, 2022 are required for all transfers of personal data from the European Union to third countries (including the U.S). The new versions of the SCCs seek to address the issues identified by the CJEU’s decision and provide further details regarding the transfer assessments that the parties are required to conduct when implementing the new SCCs. Our customer agreements include the updated SCCs and UK IDTA/Addendum. However, as a result of the Schrems II decision, companies may be required to adopt additional measures to accomplish transfers of personal data to the United States and other third countries in compliance with the GDPR, and there continue to be concerns about whether the SCCs will face additional challenges. Until the remaining legal uncertainties regarding how to legally continue these transfers are settled, we will continue to face uncertainty as to whether our customers will be permitted to transfer personal data to the United States for processing by us as part of our platform services. Our customers may view alternative data transfer mechanisms as being too costly, too burdensome, too legally uncertain or otherwise objectionable and therefore decide not to do business with us. For example, some of our customers or potential customers who do business in the European Economic Area may require their vendors to host all personal data within the European Economic Area and may decide to do business with one of our competitors who hosts personal data within the European Economic Area instead of doing business with us. In addition, some companies based in the European Economic Area may be reluctant to transfer personal data to us for processing outside the European Economic Area because of the burden on some requirements to conduct transfer impact assessments in order to rely on the SCCs as well as the substantial obligations that the recently updated SCCs impose upon data exporters. The United Kingdom is not subject to the new SCCs but, on March 21, 2022, the United Kingdom adopted new international data transfer agreement templates ("IDTAs")and/or UK Addendum to facilitate transfers of personal data from the United Kingdom. The IDTAs and/or UK Addendum must be entered into for new contracts concluded on or before September 21, 2022. For existing contracts, the IDTAs and/or UK Addendum allow for a transition period until March 21, 2024 in which controllers and processors may move to the new forms. We are in the process of transitioning to the IDTAs and UK Addendum and doing so will require significant effort and cost. The European Commission and the U.S. White House announced that they had reached an agreement in principle on a data transfer framework to replace the Privacy Shield. However, it is too soon to tell how this future framework will evolve and what impact it will have on our cross-border activities. The European Commission published a draft adequacy decision on this framework on December 13, 2022, which must now be reviewed by the European Data Protection Board. We continue to monitor developments with respect to cross-border transfers and any prospective impacts on our activities.

Within the European Union, the Security of Network and Information Systems Directive (Directive 2016/1148/EC) (“NIS”), as implemented with some differences by each European Union member state, imposes risk management and cyber incident reporting obligations on operators of essential services and digital service providers. Digital service providers include those that provide cloud computing services. We may be caught by NIS to the extent we provide cloud computing services to the European Union. The United Kingdom has its own implementation of NIS. This follows the same framework, as it was transposed prior to the United Kingdom’s withdrawal from the European Union. In-scope digital service providers must put in place appropriate and proportionate technical and organizational measures to manage risks to their systems, that ensure a level of security appropriate to the risk posed, and prevent and minimize the impact of security incidents. The security measures vary per member state, and must be documented by the in-scope company. Companies subject to NIS must also notify the applicable competent authority without undue delay of any incident that has a significant impact on the continuity of services. The competent authority may inform other affected member states, and may also choose to publicize the incident if it considers public awareness to be necessary. Enforcement and penalties vary per member state. A new NIS Directive (“NIS 2”) will come into force towards the end of 2024, broadening the scope of regulated sectors and entities. NIS 2 will increase the level of responsibility for senior management of in-scope entities, including around supply chain diligence. Companies who are not within scope of NIS 2 can expect to face increased diligence from customers who are in scope, and will be subjected to additional contractual obligations. NIS 2 will also require all in-scope companies to notify relevant authorities within 24 hours of becoming aware of an incident having a significant impact on the provision of its services, as well as any significant cyber threat that could potentially have resulted in such a significant incident. Member states will implement administrative fines of at least the greater of EUR 10 million, or up to 2% of annual worldwide turnover for breaches of NIS 2. As the United Kingdom is outside of the European Union, it will not implement NIS 2. It is, however, currently considering its own NIS update which is at the proposal stage.

The regulatory framework governing the collection, processing, storage, use and sharing of certain information, particularly financial and other personal data, is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. In addition to new and strengthened laws and regulations in the U.S., European Union, and United Kingdom, many foreign jurisdictions have passed new laws, strengthened existing laws, or are contemplating new laws regulating personal data. For example, on November 16, 2022 the European Union’s Digital Services Act (Regulation (EU) 2022/2065) (“DSA”) entered into force, putting in place comprehensive new obligations for online platforms to reduce harms and counter risks online and introducing strong protections for users' rights online. The DSA also places certain obligations on “intermediary” services, including hosting services such as cloud computing or services enabling the sharing of information and content online. The maximum fine for a breach of the DSA will be 6% of global annual turnover. The DSA’s obligations will come into effect on February 17, 2024, and include updating systems, terms, policies and processes so that companies can comply with certain diligence and transparency obligations and can respond appropriately to judicial or administrative content takedown and information orders. The United Kingdom is considering its own bill aimed at tackling online harms – the Online Safety Bill – but this is still not in approved form. The European Union is also currently in the process of finalizing its Artificial Intelligence Act (“AI Act”), which aims to ensure that AI systems are safe and lawful and respect fundamental rights. In its current form it will mostly impact providers of AI systems. Following a risk-based approach, the AI Act sets out obligations for the development, placing on the market, and use of AI systems. South Africa’s Protection of Personal Information Act came into force on July 1, 2021, and imposes significant new requirements, with potentially significant penalties for non-compliance, on businesses that operate in South Africa. India is contemplating a new Digital Personal Data Protection Bill that would impose obligations to provide certain notices and rights to Indian citizens, though it does not contain the data localization requirements set out in previous versions of the bill. It is possible that these laws may impose, or may be interpreted and applied to impose, requirements that are inconsistent with our existing data management practices or the features of our services and platform capabilities. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our posted privacy policies, changing consumer expectations, evolving laws, rules and regulations, industry standards, or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time and other resources or the incurrence of significant fines, penalties or other liabilities. In addition, any such action, particularly to the extent we were found to be guilty of violations or otherwise liable for damages, would damage our reputation and adversely affect our business, financial condition and results of operations.

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

State, local, and non-U.S. jurisdictions have differing rules and regulations governing sales, use, value added, digital services, and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our CRM Platform in various jurisdictions can be unclear. Further, these jurisdictions’ rules regarding tax nexus are complex and vary significantly. As a result, we could face the possibility of tax assessments and audits, and our liability for these taxes and associated penalties could exceed our original estimates. A successful assertion that we should be collecting additional sales, use, value added or other taxes in those jurisdictions where we have not historically done so and do not accrue for such taxes could result in substantial tax liabilities and related penalties for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results.

Changes in tax laws or regulations that are applied adversely to us or our customers could increase the costs of our CRM Platform and adversely impact our business.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future customers may elect not to continue or purchase our CRM Platform in the future. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our platform. Any or all of these events could adversely impact our business, cash flows and financial performance. Furthermore, as our employees continue to work remotely from geographic locations across the United States and internationally, we may become subject to additional taxes and our compliance burdens with respect to the tax laws of additional jurisdictions may increase.

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

We have incurred losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2022, we had $960.7 million of U.S. federal and $677.0 million of state net operating loss carryforwards due to prior period losses, which, if not utilized, some of which will begin to expire in 2027 for federal purposes and begin to expire in 2023 for state purposes. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. Under current law, U.S federal and certain state net operating loss carryforwards incurred for periods beginning on or after January 1, 2018 would not expire unused because they can be carried forward indefinitely. Our unused U.S. federal net operating losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may generally be carried back to each of the five taxable years preceding the tax year of such losses, but those losses arising in taxable years beginning after December 31, 2017 may not be carried back. Moreover, for taxable years beginning after December 31, 2017, the deductibility of our U.S. federal net operating losses is limited to 80% of our taxable income in any future taxable year. States have varying carryback and carryforward periods. Moreover, certain states have enacted rules that limit the utilization of loss carryforwards, which also change from time-to-time. In addition, under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be further limited if we experience an “ownership change.” An ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage (by value) within a rolling three-year period. Similar rules may apply under state tax laws. We may have experienced an ownership change in the past, and future issuances of our stock could cause an ownership change. It is possible that any such ownership change could have a material effect on the use of our net operating loss carryforwards or other tax attributes accrued prior to such ownership change, which could adversely affect our profitability.

Risks Related to Our Operating Results and Financial Condition

We have a history of losses and may not achieve profitability in the future.

We generated net losses of $112.7 million in 2022, $77.8 million in 2021, and $85.0 million in 2020. As of December 31, 2022, we had an accumulated deficit of $642.4 million. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We have spent and intend to continue to expend significant funds on our marketing, sales, customer service, operations, and content management operations, develop and enhance our CRM Platform, scale our data center infrastructure and services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Annual Report on Form 10-K, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

From time to time, we may invest funds in social impact investment funds, and may receive no return on our investment or lose our entire investment.

From time to time, we may invest in social impact investment funds. As of December 31, 2022, we have invested $6.2 million in the Black Economic Development Fund and $7.5 million in support of Minority Depository Institutions to help close the racial wealth, health and opportunity gap. There is no guarantee as to the performance of this investment or any similar investments we make in the future. Depending on the performance of this investment and future investments we may make, we may not receive any return on our investment or we may lose our entire investment, which could have an adverse effect on our business.

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

•
changes in spending on marketing, sales, customer service, operations, and content management software by our current or prospective customers;
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

In the event the conditional conversion feature of the 2025 Notes is triggered, the holders thereof will be entitled to convert the 2025 Notes respectively, at any time during specified periods at their option.

During the three months ended December 31, 2022, the 2025 Notes did not meet the Conversion Option and were not convertible. Whether the Notes that remain outstanding will be convertible following the calendar quarter ending December 31, 2022 will depend on the continued satisfaction of this condition or another conversion condition in the future. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

The if-converted method assumes that all of the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted net income per share to the extent we are profitable, and accounting standards may change in the future in a manner that may otherwise adversely affect our diluted net income per share.

Risks Related to Our Common Stock

Our stock price may be volatile and you may be unable to sell your shares at or above the price you purchased them.

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share, our stock price has ranged from $25.79 to $866.00 through December 31, 2022. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Furthermore, investor perceptions of our company may suffer if deficiencies are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these requirements effectively or efficiently, it could harm our operations, financial reporting, or financial results and could result in an adverse opinion on our internal controls from our independent registered public accounting firm. In addition, as a result of our hybrid culture, many of our employees – including those critical to maintaining an effective system of disclosure controls and internal control over financial reporting – are working, and are expected to continue to work, in a remote environment and not in the office environment from which they have historically performed their duties. We have limited experience maintaining effective control systems with our employees working in remote environments, and risks that we have not contemplated may arise and result in our failure to maintain effective disclosure controls or internal control over financial reporting.

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

General Risks

Catastrophic events could disrupt our business and adversely affect our financial condition and results of operations.

We rely on our network infrastructure and enterprise applications, internal technology systems and website for our development, marketing, operations, support, hosted services and sales activities. In addition, some of our businesses rely on third-party hosted services, and we do not control the operation of third-party data center facilities serving our customers from around the world, which increases our vulnerability. A disruption, infiltration or failure of these systems or third-party hosted services in the event of a major earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunctions, pandemics (including the COVID-19 pandemic), cyber-attack, war, terrorist attack or other catastrophic event that we do not adequately address, could cause system interruptions, reputational harm, loss of intellectual property, delays in our product development, lengthy interruptions in our services, breaches of data security and loss of critical data. Any of these events could prevent us from fulfilling our customer demands or could negatively impact a country or region in which we sell our products, which could in turn decrease that country’s or region’s demand for our products. A catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected. The adverse effects of any such catastrophic event would be exacerbated if experienced at the same time as another unexpected and adverse event, such as the COVID-19 pandemic.

The occurrence of regional epidemics or a global pandemic, such as COVID-19, may have an adverse effect on how we and our customers operate our businesses and our operating and financial results. Our operations may in the future be negatively affected by a range of external factors related to the pandemic that are not within our control, including the emergence and spread of more transmissible variants and the degree of transmissibility and severity thereof. The extent to which global pandemics, such as the COVID-19 pandemic, impact our financial condition or results of operations will depend on factors, such as the duration and scope of the pandemic, as well as whether there is a material impact on the businesses or productivity of our customers, partners, employee, suppliers and other partners. To the extent that the pandemic harms our business and results of operations, many of the other risks described in this “Risk Factors” section, may be heightened.

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

Climate change may have a long-term impact on our business

While we seek to partner with organizations that mitigate their business risks associated with climate change, we recognize that there are inherent risks wherever business is conducted. Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our offices globally may experience climate-related events at an increasing frequency, including drought, water scarcity, heat waves, cold waves, wildfires and resultant air quality impacts and power shutoffs associated with wildfire prevention. While this danger has a low-assessed risk of disrupting normal business operations, it has the potential to disrupt employees’ abilities to commute to work or to work from home and stay connected effectively. Furthermore, it is more difficult to mitigate the impact of these events on our employees to the extent they work from home. Climate-related events, including the increasing frequency of extreme weather events and their impact on the U.S.’s, Europe’s and other major regions’ critical infrastructure, have the potential to disrupt our business, our third-party suppliers and/or the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. Regulatory developments, changing market dynamics and stakeholder expectations regarding climate change may impact our business, financial condition and results of operations. To inform our disclosures and take potential action as appropriate, we are working to align our reporting with emerging disclosure and accounting standards such as the Financial Stability Board’s Task Force on Climate-Related Financial Disclosures, the Sustainability Accounting Standards Board and the Global Reporting Initiative as well as potential new disclosure requirements from regulators such as the SEC.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. Properties

We occupy approximately 389,000 square feet of office space in Cambridge, Massachusetts pursuant to lease agreements that expire through 2035. We also maintain a number of international offices across the world. In January 2023, we announced our Restructuring Plan and began the process of consolidating our office space and reducing the square footage of our facilities. We believe that our existing facilities and offices are adequate to meet our needs for the foreseeable future.

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

As of February 10, 2023, we had 28 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

The following graph shows a comparison of the cumulative total return for our common stock, the Nasdaq Computer Index and the S&P 500 Index for each of the last six fiscal years ended December 31, 2022. The graph assumes an initial investment of $100 in each of the Company’s common stock, the Nasdaq Computer Index and the S&P 500. Such returns are based on historical results and are not intended to suggest future performance.

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
HubSpot	$100	$188	$268	$337	$843	$1,402	$615
S&P 500 Index	$100	$119	$112	$144	$168	$213	$171
Nasdaq Computer Index	$100	$139	$134	$201	$301	$415	$267

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information regarding securities authorized for issuance.

Outstanding Convertible Senior Notes and Capped Call Options

In June 2020, we issued $460 million aggregate principal amount of convertible senior notes due June 1, 2025 (the “2025 Notes”), of which $459.1 million of the principal amount remained outstanding as of December 31, 2022. In connection with the offering of the 2025 Notes, the Company purchased capped call options (“Capped Call Options”) that give the Company the option to purchase up to approximately 1.6 million shares of its common stock for $282.52 per share. See Note 9 in the Notes to the Consolidated Financial Statements for more information.

ITEM 6. [Reserved]

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

We focus on selling to mid-market business-to-business, or B2B, companies, which we define as companies that have between two and 2,000 employees. While our CRM Platform was built to grow with any company, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving this market segment. These mid-market businesses seek an integrated, easy-to-implement and easy-to-use solution to reach customers and compete with organizations that have larger marketing, sales, and customer service budgets. We efficiently reach these businesses at scale through our proven inbound methodology, our Solutions Partners, and our “freemium” model. A Solutions Partner is a service provider that helps businesses with strategy, execution, and implementation of go-to-market activities and technology solutions. Our freemium model attracts customers who begin using our CRM Platform through our free products and then upgrade to our paid products. As of December 31, 2022, we had 7,433 full-time employees and 167,386 Customers of varying sizes in more than 120 countries, representing many industries.

Our CRM Platform is a multi-tenant, single code-based and globally available software-as-a-service product delivered through web browsers or mobile applications. We sell our CRM Platform on a subscription basis. Our total revenue increased to $1.7 billion in 2022, from $1.3 billion in 2021, and from $883.0 million in 2020, representing year-over-year increases of 33% in 2022 and 47% in 2021. We had net losses of $112.7 million in 2022, $77.8 million in 2021, and $85.0 million in 2020.

We derive most of our revenue from subscriptions to our cloud-based CRM Platform and related professional services, which consist of customer on-boarding, training and consulting services. Subscription revenue accounted for 98% of our total revenue for the year ended December 31, 2022 and 97% of our total revenue for the years ended December 31, 2021 and 2020. We sell multiple product plans at different base prices on a subscription basis, each of which includes our CRM and integrated applications to meet the needs of the various customers we serve. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We also generate additional revenue based on the purchase of additional subscriptions and products, and the number of account users and subdomains. Most of our Customers’ subscriptions are one year or less in duration.

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

Professional services and other revenue accounted for 2% of total revenue for the year ended December 31, 2022 and 3% of total revenue for the years ended December 31, 2021 and 2020.

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

We believe that the growth of our business is dependent on many factors, including our ability to expand our customer base, increase adoption of our CRM Platform within existing customers, develop new products and applications to extend the functionality of our CRM Platform and provide a high level of customer service. We have invested and intend to continue investing for long-term growth. We intend to continue to invest in sales and marketing to support our growth. We plan to continue to invest in research and development as we continue to introduce new products and applications to extend the functionality of our CRM Platform. We intend to continue maintaining a high level of customer service and support which we consider critical for our continued success. We also plan to continue investing in our data center infrastructure and services capabilities in order to support continued future customer growth. We also expect to continue to incur additional general and administrative expenses as a result of both our growth and the infrastructure required to be a public company. We expect to use our cash flow from operations and the proceeds from our convertible debt to fund these growth strategies and support our business and do not expect to be profitable in the near term.

COVID-19 and Other Global Economic Conditions

Our results of operations may be significantly influenced by general macroeconomic conditions, including, but not limited to, the impact of the COVID-19 pandemic, foreign currency fluctuations, interest rates, inflation, recession risks, existing and new domestic and foreign laws and regulations, all of which are beyond our control. Fluctuations in foreign exchange rates and rising inflation have had, and may continue to have an adverse impact on our financial condition and operating results in future periods. As we continue to monitor the direct and indirect impacts of these circumstances, the broader implications of these macroeconomic events on our business, results of operations and overall financial position, particularly in the long term, remain uncertain. See Part I, Item 1A. "Risk Factors" for further discussion of the impact and possible future impacts of the COVID-19 pandemic and other general macroeconomic impacts on our business.

Recent Business Developments

In January 2023, we announced and began implementing a restructuring plan designed to reduce operating costs and enable investment in key opportunities for long-term growth while driving continued profitability. The Restructuring Plan includes a reduction of the Company’s workforce by approximately 7% and a lease consolidation to create higher density across our workspaces.

The Company estimates that it will incur charges of approximately $72.0 million to $105.0 million in connection with the Restructuring Plan, consisting primarily of cash expenditures. $24.0 million to $31.0 million of the charges are related to employee severance costs and $48.0 million to $74.0 million of the charges are related to lease consolidation.

The actions associated with the workforce reduction under the Plan are expected to be substantially complete by the end of the first quarter of 2023, subject to local law and consultation requirements. The actions associated with the lease consolidation under the Plan are expected to be fully completed in 2023.

We may not be able to fully realize the cost savings and benefits initially anticipated from the Restructuring Plan, and the expected costs may be greater than expected. See “Risk Factors—Risks Related to Our Business— Our Restructuring Plan and associated organizational changes may not adequately reduce our operating costs or improve operating margins, may lead to additional workforce attrition, and may cause operational disruptions” in our Form 10-K.

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

	Year Ended December 31,
	2022	2021	2020
Customers	167,386	135,442	103,994
Average Subscription Revenue per Customer	$11,163	$10,486	$9,582
Net Revenue Retention	110.3%	115.2%	102.3%

Customers. We believe that our ability to increase our customer base is an indicator of our market penetration, the growth of our business, and our potential future business opportunities as we continue to expand our sales force and invest in marketing efforts. We define our Customers at the end of a particular period as the number of business entities with one or more paid subscriptions to our CRM Platform either purchased directly with us or purchased from a Solutions Partner. We do not include in Customers any legacy PieSync products. A single customer may have separate paid subscriptions to our CRM Platform, but we count these as one Customer if certain customer-provided information such as company name, URL, or email address indicate that these subscriptions are managed by the same business entity.

Average Subscription Revenue per Customer. We believe that our ability to increase the Average Subscription Revenue per Customer is an indicator of our ability to grow the long-term value of our existing customer relationships. We define Average Subscription Revenue per Customer during a particular period as subscription revenue, excluding revenue from our legacy PieSync products, from our Customers during the period divided by the average Customers during the same period.

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

Subscription based revenue is derived from customers using our CRM Platform for their inbound marketing, sales, service, operations, and content management needs. Our CRM Platform features integrated applications that create a cohesive and adaptable customer experience. These integrated applications include SEO, blogging, website content management, messaging, chatbots, social media, marketing automation, email, predictive lead scoring, sales productivity, ticketing and helpdesk tools, analytics, and reporting. Subscriptions are billed in advance on various schedules. All subscription fees that are billed in advance of service are recorded in deferred revenue. Subscription based revenue is recognized net of consideration paid to Solutions Partners when those Solutions Partners purchase a subscription to our CRM Platform.

Professional services and other revenue are derived primarily from customer on-boarding, training, and consulting services. Depending on which Hubs and services a customer purchases, they receive onboarding guidance or one-on-one training from one of our on-boarding, inbound consultants, or technical consultants by web meetings. Training is generally sold in connection with a customer’s initial subscription and is billed in advance. The training is also available to be purchased separately following a customer’s purchase of its initial subscription and our Solutions Partners routinely provide the same training to customers. We also derive revenue from a number of revenue-share agreements with other companies based on mutually agreed upon terms.

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

We expect that the cost of subscription and professional services and other revenue will increase in absolute dollars as we continue to invest in growing our business. We expect stock-based compensation to increase on an absolute dollar value basis due to continued investment in stock-based awards and a shift in stock award vesting schedules from four years to three years beginning in 2022. Over time, we expect to gain benefits of scale associated with our costs of hosting our CRM Platform relative to subscription revenues, resulting in improved subscription gross margin, exclusive of stock-based compensation. We expect professional services and other margins to range from a moderate loss to breakeven for the foreseeable future, exclusive of stock-based compensation.

Research and Development

Research and development expenses consist primarily of personnel costs of our development team, including payroll, benefits and stock-based compensation expense, professional and contractor fees and allocated overhead costs. We capitalize certain software development costs that are attributable to developing new products and adding incremental functionality to our CRM Platform and amortize such costs as costs of subscription revenue over the estimated life of the new product or incremental functionality, which is generally two years. We also capitalize certain development costs that are attributable to developing our internally developed software platforms and amortize such costs throughout the consolidated statement of operations over the estimated life of our internally developed software platforms, which is generally five years. We focus our research and development efforts on improving our products and developing new ones, delivering new functionality and enhancing the customer experience. We believe delivering new functionality for our customers is an integral part of our solution and provides our customers with access to a broad array of options and information critical to their marketing, sales, and customer service efforts. We expect to continue to make investments in and expand our offerings to enhance our customers’ experience and satisfaction and attract new customers. We expect stock-based compensation to increase on an absolute dollar value basis due to continued investment in stock-based awards and a shift in stock award vesting schedules from four years to three years beginning in 2022. We expect research and development expenses to increase in absolute dollars as we continue to increase the functionality of our CRM Platform.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs of our sales and marketing employees, including sales commissions and incentives, benefits and stock-based compensation expense, marketing programs, including lead generation, costs of our annual INBOUND conference, other brand building expenses, amortization of capitalized software development costs associated with our internally built software platforms, amortization of intangible assets, professional and contractor fees and allocated overhead costs. We defer certain sales commissions related to acquiring new contracts and amortize them ratably over a period of benefit that we have determined to be approximately two to four years. Sales and marketing expenses also include commissions paid to our Solutions Partners in instances where the end customer purchases and pays for a subscription to our CRM Platform.

We plan to continue to invest in sales and marketing to grow our customer base and increase sales to existing customers. This growth will include adding sales personnel and expanding our marketing activities to continue to generate leads and build brand awareness. We expect sales and marketing expenses to increase in absolute dollars as we continue to develop our sales and marketing teams and we expect stock-based compensation to increase on an absolute dollar value basis due to continued investment in stock-based awards and a shift in stock award vesting schedules from four years to three years beginning in 2022. Over time, we expect sales and marketing expenses will decline as a percentage of total revenue, exclusive of stock-based compensation.

General and Administrative

General and administrative expenses consist of personnel costs and related expenses for executive, finance, legal, human resources, employee-related information technology, administrative personnel, including payroll, benefits and stock-based compensation expense, professional fees for external legal, accounting and other consulting services, amortization of capitalized software development costs associated with our internally built software platforms, and allocated overhead costs. We expect stock-based compensation to increase on an absolute dollar value basis due to continued investment in stock-based awards and a shift in stock award vesting schedules from four years to three years beginning in 2022. We expect that general and administrative expenses will increase on an absolute dollar basis and remain consistent as a percentage of total revenue, exclusive of stock-based compensation expense, as we focus on processes, systems and controls to enable our internal support functions to scale with the growth of our business. We also anticipate continuing increases to general and administrative expenses as we incur the costs of compliance associated with being a publicly traded company, including audit and consulting fees.

Other Income (Expense)

Interest income primarily consists of interest earned on invested cash and cash equivalents balances and investments. Interest expense primarily consists of amortization of the debt discount, issuance costs and contractual interest expense related to our Notes, and the loss on early extinguishment of our 2022 Notes. On January 1, 2022, we adopted the new guidance for convertible instruments which eliminates the recognition of the debt discount and losses on early extinguishment. In 2022, interest expense consisted of amortization of issuance costs and contract interest expense related to our Notes. Other income (expense) primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities, any gains or impairments on our strategic investments, and our proportionate share of net earnings and losses on our equity method investments.

Income Tax Expense

Income tax expense consists of current and deferred taxes for U.S. and foreign jurisdictions. We have historically had a taxable loss in our most significant jurisdiction, the U.S., and a full valuation allowance against the majority of our deferred tax assets. We expect this to continue in the near term.

Results of Operations

The following tables set forth certain consolidated financial data in dollar amounts and as a percentage of total revenue.

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Revenue:
Subscription	$1,690,538	$1,258,319	$853,025
Professional services and other	40,431	42,339	30,001
Total revenue	1,730,969	1,300,658	883,026
Cost of revenue:
Subscription	257,513	211,132	130,685
Professional services and other	56,746	47,725	36,274
Total cost of revenue	314,259	258,857	166,959
Gross profit	1,416,710	1,041,801	716,067
Operating expenses:
Research and development	442,022	301,970	205,589
Sales and marketing	886,069	649,681	452,081
General and administrative	197,720	144,949	109,225
Total operating expenses	1,525,811	1,096,600	766,895
Loss from operations	(109,101)	(54,799)	(50,828)
Other expense:
Interest income	15,000	1,173	7,773
Interest expense	(3,762)	(30,282)	(37,049)
Other (expense) income	(6,829)	10,090	(711)
Total other expense	4,409	(19,019)	(29,987)
Loss before income tax expense	(104,692)	(73,818)	(80,815)
Income tax expense	(8,057)	(4,019)	(4,216)
Net loss	$(112,749)	$(77,837)	$(85,031)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Subscription	98%	97%	97%
Professional services and other	2	3	3
Total revenue	100	100	100
Cost of revenue:
Subscription	15	16	15
Professional services and other	3	4	4
Total cost of revenue	18	20	19
Gross profit	82	80	81
Operating expenses:
Research and development	26	23	23
Sales and marketing	51	50	51
General and administrative	11	11	12
Total operating expenses	88	84	87
Loss from operations	(6)	(4)	(6)
Total other expense	0	(1)	(3)
Loss before income tax expense	(6)	(6)	(9)
Income tax expense	(0)	(0)	(0)
Net loss	(6)%	(6)%	(10)%

* Percentages are based on actual values. Totals may not sum due to rounding.

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Revenue

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Subscription	$1,690,538	$1,258,319	$432,219	34%
Professional services and other	40,431	42,339	(1,908)	-5%
Total revenue	$1,730,969	$1,300,658	$430,311	33%

Subscription revenue increased during 2022 due to the increase in Customers, which grew from 135,442 as of December 31, 2021 to 167,386 as of December 31, 2022. Average Subscription Revenue per Customer increased from $10,486 for the year ended December 31, 2021 to $11,163 for the year ended December 31, 2022. The growth in Customers was primarily driven by our increased demand for our lower-priced Starter products. The increase in Average Subscription Revenue per Customer was primarily driven by a continued demand for our Professional and Enterprise products, partially offset by continued purchases of our lower-priced Starter products and the impact of foreign currency translation primarily attributable to the decline in the value of the Euro and British Pound Sterling relative to the U.S. Dollar.

Professional services and other revenue decreased during 2022 primarily due to non-recurring advertising revenue generated from our acquisition of Hustle Con Media, Inc. (“Hustle”) in the first quarter of 2021, lower overall services revenue from onboardings and trainings, and lower fees earned from revenue share arrangements with third parties, partially offset by fees earned from other revenue streams.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Total cost of revenue	$314,259	$258,857	$55,402	21%
Gross profit	1,416,710	1,041,801	374,909	36%
Gross margin	82%	80%

Total cost of revenue increased during 2022 primarily due to an increase in subscription and hosting costs, employee-related costs, amortization of capitalized software development costs, amortization of acquired technology, offset by a decrease in allocated overhead expenses. The increase in gross margin was primarily driven by benefits from hosting cost efficiencies from infrastructure optimization efforts.

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Subscription cost of revenue	$257,513	$211,132	$46,381	22%
Percentage of subscription revenue	15%	17%

The increase in subscription cost of revenue for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to the following:

Change
(in thousands)
Subscription and hosting costs	$27,451
Employee-related costs	9,850
Amortization of capitalized software development costs	9,068
Amortization of acquired technology	267
Allocated overhead expenses	(255)
$46,381

Subscription and hosting costs increased primarily due to growth in our Customer base from 135,442 at December 31, 2021 to 167,386 at December 31, 2022. We also saw higher subscription and hosting costs as we launched an additional data center in the third quarter of 2021 and continued to focus on the security, reliability and performance of our CRM Platform. Employee-related costs increased as a result of increased headcount as we grew our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continued to develop new products and increased functionality. Amortization of acquired technology increased due to certain acquired technology being amortized using a method reflective of the expected economic benefit consumption over the expected useful life of the asset. Allocated overhead expenses decreased primarily due to the reduction of our leased office space.

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Professional services and other cost of revenue	$56,746	$47,725	$9,021	19%
Percentage of professional services and other revenue	140%	113%

The increase in professional services and other cost of revenue for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$8,197
Allocated overhead and other expenses	1,707
Professional fees	(883)
$9,021

Employee-related costs increased as a result of increased headcount as we grew our professional services organization to support our customer growth. Allocated overhead and other expenses increased primarily due to increased costs associated with our service offerings, offset slightly by a decrease in expense from the reduction of our leased office space. Professional fees decreased due to a reduction in the use of third-party services and contractors.

Research and Development

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Research and development	$442,022	$301,970	$140,052	46%
Percentage of total revenue	26%	23%

The increase in research and development expense for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$140,524
Allocated overhead expenses	4,151
Hosting expenses	(4,623)
$140,052

Employee-related costs increased as a result of increased headcount as we continued to grow our engineering organization to develop new products, increase functionality and to maintain our existing CRM Platform. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business and expand headcount, offset slightly by a decrease in expense from the reduction of our leased office space. Hosting expense decreased due to incremental spend in the first half of 2021 associated with product development infrastructure that is unrelated to the hosting of our CRM Platform for paying Customers. In July of 2021, we launched a new data center and the ongoing expenses related to the hosting of our CRM Platform on that data center are classified as subscription cost of revenue.

Sales and Marketing

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Sales and marketing	$886,069	$649,681	$236,388	36%
Percentage of total revenue	51%	50%

The increase in sales and marketing expense for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$182,056
Solutions Partner commissions	25,295
Marketing programs	18,032
Allocated overhead expenses	9,967
Amortization of intangible asset	1,038
$236,388

Employee-related costs increased as a result of increased headcount as we expanded our selling and marketing organizations to grow our customer base. Solutions Partner commissions increased as a result of increased revenue generated through our Solutions Partners. Marketing programs increased due to the timing and size of certain marketing efforts as we continue to make investments in attracting new customers. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business, offset slightly by a decrease in expense from the reduction of our leased office space. Amortization of intangible assets increased primarily due to the purchase of a domain name in the second quarter of 2022.

General and Administrative

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
General and administrative	$197,720	$144,949	$52,771	36%
Percentage of total revenue	11%	11%

The increase in general and administrative expense for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$43,111
Customer credit card fees	7,557
Allocated overhead expenses	2,103
$52,771

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

Interest Income

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Interest income	$15,000	$1,173	$13,827	1179%
Percentage of total revenue	1%	*

* not meaningful

Interest income primarily consists of interest earned on invested cash and cash equivalents balances and investments. The increase during the year is due to an increase in yields on our investment balances.

Interest Expense

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Interest expense	$(3,762)	$(30,282)	$(26,520)	(88)%
Percentage of total revenue	*	(2)%

* not meaningful

The change in interest expense for the year ended December 31, 2022 compared to the year ended December 31, 2021 is due to the following:

Change
(in thousands)
Amortization of the debt discount and issuance costs and contractual interest expense related to our Notes	$(21,628)
Loss on early extinguishment of 2022 Convertible Notes	(4,892)
$(26,520)

Interest expense primarily consists of amortization of the debt discount and issuance costs and contractual interest expense related to our Notes, and the loss on early extinguishment of our 2022 Notes. Interest expense decreased due to the adoption of the new convertible debt guidance on January 1, 2022, which eliminated the recognition of the debt discount and losses on early extinguishment.

Other (Expense) Income

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Other (expense) income	$(6,829)	$10,090	$(16,919)	(168)%
Percentage of total revenue	*	1%

* not meaningful

The change in other expense during 2022 is primarily due to the following:

Change
(in thousands)
Gain on strategic investments	$(7,540)
Impairment of strategic investments	(5,863)
Foreign currency transaction gains and losses	(3,516)
$(16,919)

Other (expense) income primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities and any gains or impairments on our strategic investments. The decrease in gain on strategic investments is due to gains of $11.7 million from observable price changes in 2021 compared to $4.2 million in 2022. The increase in impairment of strategic investments is due to the $5.9 million loss recorded in 2022 from the decrease in value of our strategic investments. The increase in foreign currency transaction losses is primarily attributable to the decline in the value of the Euro and British Pound Sterling relative to the U.S. Dollar.

Income Tax expense

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Income tax expense	$(8,057)	$(4,019)	$(4,038)	100%
Effective tax rate	8%	5%

Income tax expense consists of current and deferred taxes for U.S. and foreign income taxes. The increase in income tax expense was primarily driven by increased income in jurisdictions outside of the U.S. that are profitable from a tax perspective, the state tax effect of a U.S. federal tax law change in effect from January 1, 2022 that requires the capitalization of research and experimental costs, and lower tax benefits associated with stock-based compensation, partially offset by a non-recurring income tax benefit recognized in 2021 relating to the release of a portion of the Company’s valuation allowance. The release was due to recording net deferred tax liabilities related to the Hustle acquisition, which are a source of income to support the realizability of the Company’s pre-existing U.S. deferred tax assets.

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

Professional services and other revenue increased during 2021 primarily due to the increase in Customers and from the delivery of on-boarding, training, and consulting services for the additional subscriptions sold, as well as additional non-recurring advertising revenue generated from our acquisition of the Hustle, and fees earned from revenue share arrangements with third parties.

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

Interest Income

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

Interest Expense

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Interest expense	$(30,282)	$(37,049)	$(6,767)	(18)%
Percentage of total revenue	(2)%	(4)%

Interest expense primarily consists of amortization of the debt discount and issuance costs and contractual interest expense related to our Notes, and the loss on early extinguishment of our 2022 Notes. The decrease in interest expense during 2021 was primarily due to the following:

Change
(in thousands)
Amortization of the debt discount and issuance costs and contractual interest expense related to our Notes	$(1,151)
Loss on early extinguishment of 2022 Convertible Notes	(5,616)
$(6,767)

Other (Expense) Income

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Other expense	$10,090	$(711)	$10,801	1519%
Percentage of total revenue	1%	*

* not meaningful

Other income (expense) primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities and any gains or losses on our strategic investments. The change in other expense during 2021 is primarily due to the following:

Change
(in thousands)
Gain on strategic investments (Note 5)	$11,741
Foreign currency gains and losses	(940)
$10,801

Income Tax Expense

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Income tax expense	$(4,019)	$(4,216)	$197	(5)%
Effective tax rate	5%	5%

Income tax expense consists of current and deferred taxes for U.S. and foreign income taxes. The decrease in income tax expense during 2021 was primarily driven by a non-recurring income tax benefit relating to the release of a portion of the Company’s valuation allowance, offset by increased income in jurisdictions outside of the United States that are profitable from a tax perspective. The release was due to recording net deferred tax liabilities related to the Hustle acquisition, which are a source of income to support the realizability of the Company’s pre-existing U.S. deferred tax assets.

Liquidity and Capital Resources

Our principal sources of liquidity to date have been cash and cash equivalents, net accounts receivable, our common stock offerings, and our convertible notes offerings.

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents provided by operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents (used in) and provided by financing activities for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cash and cash equivalents	$331,022	$377,013	$378,123
Working capital	992,946	836,100	1,011,420
Net cash and cash equivalents provided by operating activities	273,174	238,728	88,913
Net cash and cash equivalents used in investing activities	(319,658)	(179,508)	(215,567)
Net cash and cash equivalents provided by (used in) financing activities	7,428	(51,469)	222,460

Our cash and cash equivalents at December 31, 2022 were held for working capital purposes. We believe our working capital is sufficient to support our operations for at least the next 12 months. At December 31, 2022, $128.5 million of our cash and cash equivalents was held in accounts outside the United States. We do not assert indefinite reinvestment of our foreign earnings because these earnings have been subject to United States Federal tax. While we have concluded that any incremental tax incurred upon ultimate distribution of these earnings to be immaterial, our current plans do not demonstrate a need to repatriate undistributed earnings to fund our U.S. operations.

Net Cash and Cash Equivalents Provided by Operating Activities

Net cash and cash equivalents provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash and cash equivalents provided by operating activities during the year ended December 31, 2022 primarily reflected our net loss of $112.7 million, benefit from deferred income taxes of $2.1 million, $9.1 million accretion of bond discounts, and gains on strategic investments of $4.2 million, offset by non-cash expenses that included $58.2 million of depreciation and amortization, $275.8 million in stock-based compensation, $5.9 million on impairment of strategic investments, and $2.0 million of amortization of debt issuance costs. Working capital sources of cash and cash equivalents primarily included a $117.0 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $29.5 million increase in right-of-use asset, a $18.3 million increase in accounts payable related to timing of bill payments, and $32.4 million increase in accrued expenses and other liabilities. These sources of cash and cash equivalents were offset by a $6.0 million increase in prepaid expenses and other assets, a $21.1 million decrease in operating lease liabilities, a $37.6 million increase in deferred commissions, and a $74.0 million increase in accounts receivable as a result of increased billings to customers.

Net cash and cash equivalents provided by operating activities during the year ended December 31, 2021 primarily reflected our net loss of $77.8 million, the portion of the repayment of the 2022 Notes attributable to the debt discount of $26.4 million, benefit from deferred income taxes of $2.9 million, gain on termination of operating leases of $4.3 million, and gains on strategic investments of $11.7 million, offset by non-cash expenses that included $45.2 million of depreciation and amortization, $166.8 million in stock-based compensation, $4.3 million amortization of bond discounts, $23.5 million of amortization of debt discount and issuance costs, loss on disposal of fixed assets of $6.5 million, and $4.9 million of loss on early extinguishment of 2022 Notes. Working capital sources of cash and cash equivalents primarily included a $127.7 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $31.4 million increase in right-of-use asset, and a $58.2 million increase in accrued expenses and other liabilities. These sources of cash and cash equivalents were offset by a $10.6 million increase in accounts payable related to timing of bill payments, a $29.5 million decrease in operating lease liabilities, a $32.6 million increase in deferred commissions, a $1.1 million increase in prepaid and other assets, and a $34.1 million increase in accounts receivable as a result of increased billings to customers consistent with the overall growth of the business.

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

Net cash and cash equivalents used in investing activities during the year ended December 31, 2022 consisted primarily of $1.5 billion purchases of investments, $37.4 million of purchased property and equipment, $26.4 million of purchases of strategic investments, $3.1 million in an equity method investment, $44.3 million of capitalized software development costs, and a $10.0 million purchase of intangible assets. These uses of cash were offset by $1.2 billion received related to the maturity of investments and $125.0 million received for sale of strategic investments.

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

Net Cash and Cash Equivalents Provided by (Used in) Financing Activities

Our financing activities have consisted primarily of the various components of our 2022 Notes repayment, the various components of our 2025 Notes offering and repayment, the issuance of common stock under our stock plans, and payments of employee taxes related to the net share settlement of stock-based awards.

For the year ended December 31, 2022, cash used in financing activities consisted of $1.6 million used for the repayment of the 2025 Notes attributable to the principal, $79.8 million payment for settlement of the 2022 Notes, and $11.5 million used for payment of employee taxes related to the net share settlement of stock-based awards, offset by $39.9 million of proceeds related to issuance of common stock under stock plans and $60.5 million of proceeds from settlement of the Convertible Note Hedges.

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

Liquidity and Capital Resources Considerations

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consist of operating lease liabilities that are included in our consolidated balance sheet and vendor commitments associated with agreements that are legally binding. As of December 31, 2022, the total obligation for operating leases was $440.9 million, of which $51.9 million is expected in the next twelve months. As of December 31, 2022, our vendor commitment was $946.6 million, of which $161.1 million is expected in the next twelve months. See Note 11 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Convertible Senior Notes

As of December 31, 2022, the carrying value was $454.2 million for our 2025 Notes. The interest rate is fixed at 0.375% for the 2025 Notes. Interest is payable semi-annually in arrears on June 1 and December 1 of each year for both Notes. See Note 9 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Letters of Credit

As of December 31, 2022, we had a total of $3.2 million in letters of credit outstanding substantially in favor of certain landlords for office space. These irrevocable letters of credit are expected to remain in effect, in some cases, until 2029.

Off Balance Sheet Arrangements

We have no material off-balance sheet arrangements at December 31, 2022 or 2021 exclusive of items described above and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

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

We allocate the transaction price to each distinct performance obligation based on the standalone selling price (“SSP”) of each good or service. We calculate SSP for each type of online software product and professional service offering by averaging the selling price of all purchases within the trailing four calendar quarters. We generally use four quarters of transaction data to determine SSP as most of our customer arrangements are one year or less and pricing may be subject to change upon each customer’s renewal. In instances where there are not sufficient data points, or the average selling prices for a particular online software product or professional service offering are disparate, we estimate the SSP using other observable inputs, such as similar products or services. If the actual selling price for the sale of an online software product or professional service offering within a multiple performance obligation arrangement substantially differs from the SSP of that offering, we use the relative SSP to allocate the transaction price to the performance obligations in the contract.

Costs to Obtain a Contract with a Customer

Sales commissions earned by our sales force are considered incremental, recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be approximately two to four years. The two to four-year period has been determined by taking into consideration the type of product sold, the commitment term of the customer contract, the nature of the Company’s technology development life-cycle, and an estimated customer relationship period. Sales commissions for upgrade contracts are deferred and amortized on a straight-line basis over the remaining estimated customer relationship period of the related customer. While we do not anticipate any significant changes to the two to four year amortization period, if a change did occur it could produce a material impact on our financial statements. For example, if the commitment term of our customer contracts significantly increased, our deferred commission expense asset would increase, and our amortization expense would decrease in the period in which the change occurs.

Capitalized Software Development Costs

Software development costs consist of certain payroll and stock compensation costs incurred to develop functionality for our CRM Platform and internally-built software platforms, as well as certain upgrades and enhancements that are expected to result in enhanced functionality. We capitalize certain software development costs for new offerings as well as upgrades to our existing software platforms, while costs associated with planning new developments and maintaining our CRM Platform software and internally built software platforms are expensed as incurred. We amortize these development costs over the estimated useful life of two to five years on a straight-line basis. We determined that a two- to five- year life is appropriate for our internal-use software based on our best estimate of the useful life of the internally developed software after considering factors such as continuous developments in the technology, obsolescence, and anticipated life of the service offering before significant upgrades. Management evaluates the useful lives of these assets on a quarterly basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

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

We determine if an arrangement contains a lease at inception and do not separate lease and non-lease components of an arrangement determined to contain a lease. Operating leases with a duration of 12 months or less are excluded from right-of-use-assets and lease liabilities and related expenses are recorded as incurred.

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

We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations, and our risk grows.

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

Market Risk and Market Interest Risk

In June 2020, we issued $460.0 million aggregate principal amount of convertible senior notes due June 1, 2025, of which $459.1 million remained outstanding as of December 31, 2022. The fair value of our convertible senior notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Generally, the fair values of our senior convertible notes will increase as interest rates fall and decrease as interest rates rise. Additionally, we carry the convertible senior notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. The Federal Reserve has raised, and may continue to raise interest rates in an effort to combat high inflation and may continue to do so in the future. There continues to be uncertainty in the changing market and economic conditions, including the possibility or additional measures that could be taken by the Federal Reserve and other government agencies, related to concerns over inflation risk.

The table below provides a sensitivity analysis of hypothetical 10% changes of our stock price as of December 31, 2022 and the estimated impact on the fair value of the 2025 Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such event may have on the fair value of the Notes.

2025 Notes

Hypothetical change in HubSpot stock price	Fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$605,393	$29,280	5%
No change	$576,112	$—	—
10% decrease	$534,143	$(41,969)	(7)%

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of HubSpot, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of HubSpot, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Capitalized software development costs – estimate of time and related costs eligible for capitalization

As described in Note 2 to the consolidated financial statements, the Company’s consolidated capitalized software development costs, net balance was $63.8 million as of December 31, 2022. The Company capitalizes certain software development costs for new offerings as well as upgrades to existing software platforms. Management determines the amount of internal software costs to be capitalized based on the amount of time spent by developers on projects in the application stage of development. There is judgment involved in estimating time allocated to a particular project in the application stage. The principal considerations for our determination that performing procedures relating to the estimate of time and related costs eligible for capitalization as capitalized software development costs is a critical audit matter are the significant judgment by management when determining the amount of time to capitalize for projects; this in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s determination of capitalized costs and management’s judgment related to the amount of time incurred by developers on projects in the application stage.

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

February 16, 2023

We have served as the Company’s auditor since 2016.

HUBSPOT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$331,022	$377,013
Short-term investments	1,081,662	820,962
Accounts receivable—net of allowance for doubtful accounts of $3,266 and $1,768 at December 31, 2022 and 2021, respectively	226,849	157,362
Deferred commission expense	70,992	59,849
Prepaid expenses and other current assets	44,074	38,388
Total current assets	1,754,599	1,453,574
Long-term investments	112,791	174,895
Property and equipment, net	105,227	96,134
Capitalized software development costs, net	63,790	39,858
Right-of-use assets	319,304	280,828
Deferred commission expense, net of current portion	66,559	42,681
Other assets	58,795	29,244
Intangible assets, net	17,446	10,565
Goodwill	46,227	47,075
Total assets	2,544,738	2,174,854
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	20,883	2,773
Accrued compensation costs	62,846	63,836
Accrued expenses and other current liabilities	102,122	74,457
Convertible senior notes	—	19,630
Operating lease liabilities	35,928	26,364
Deferred revenue	539,874	430,414
Total current liabilities	761,653	617,474
Operating lease liabilities, net of current portion	316,184	283,873
Deferred revenue, net of current portion	5,904	4,473
Other long-term liabilities	14,546	12,134
Convertible senior notes, net of current portion	454,227	383,101
Total liabilities	1,552,514	1,301,055
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value—500,000 shares authorized; 50,127 and 48,300 shares issued; 49,217 and 47,390 shares outstanding at December 31, 2022 and 2021, respectively	49	47
Additional paid-in capital	1,647,446	1,436,089
Accumulated other comprehensive loss	(12,890)	(1,339)
Accumulated deficit	(642,381)	(560,998)
Total stockholders’ equity	992,224	873,799
Total liabilities and stockholders’ equity	$2,544,738	$2,174,854

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Subscription	$1,690,538	$1,258,319	$853,025
Professional services and other	40,431	42,339	30,001
Total revenue	1,730,969	1,300,658	883,026
Cost of Revenue:
Subscription	257,513	211,132	130,685
Professional services and other	56,746	47,725	36,274
Total cost of revenue	314,259	258,857	166,959
Gross profit	1,416,710	1,041,801	716,067
Operating expenses:
Research and development	442,022	301,970	205,589
Sales and marketing	886,069	649,681	452,081
General and administrative	197,720	144,949	109,225
Total operating expenses	1,525,811	1,096,600	766,895
Loss from operations	(109,101)	(54,799)	(50,828)
Other expense:
Interest income	15,000	1,173	7,773
Interest expense	(3,762)	(30,282)	(37,049)
Other (expense) income	(6,829)	10,090	(711)
Total other income (expense)	4,409	(19,019)	(29,987)
Loss before income tax expense	(104,692)	(73,818)	(80,815)
Income tax expense	(8,057)	(4,019)	(4,216)
Net loss	(112,749)	(77,837)	(85,031)
Net loss per common share, basic and diluted	$(2.35)	$(1.66)	$(1.90)
Weighted average common shares used in computing basic and diluted net loss per common share:	48,065	46,891	44,757

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year ended December 31,
	2022	2021	2020
Net loss	$(112,749)	$(77,837)	$(85,031)
Other comprehensive loss:
Foreign currency translation adjustments	(2,538)	(4,712)	4,790
Changes in unrealized (loss) gain on investments, net of income taxes of $0 in 2022, ($44) in 2021, and ($116) in 2020	(9,013)	(1,230)	149
Comprehensive loss	$(124,300)	$(83,779)	$(80,092)

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

	Common Stock, $0.001 Par Value		Treasury Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	$	Shares	$	Capital	Income (Loss)	Deficit	Total
Balances at January 1, 2020	42,955	$44	—	$—	$1,048,380	$(336)	$(398,130)	649,958
Issuance of common stock under stock plans, net of shares withheld for employee taxes	1,565	—	—	—	22,174	—	—	22,174
Equity component of the 2025 Notes, net of issuance costs	—	—	—	—	96,610	—	—	96,610
Purchase of Capped Call Options	—	—	—	—	(50,600)	—	—	(50,600)
Equity component of the repayment of 2022 Notes	1,595	2	—	—	611	—	—	613
Stock-based compensation	—	—	—	—	123,102	—	—	123,102
Equity component of the 2022 Notes conversions	—	—	—	—	(172)	—	—	(172)
Settlement of Convertible Note Hedges	—	—	12	—	1,062	—	—	1,062
Cumulative translation adjustment	—	—	—	—	—	4,790	—	4,790
Unrealized gain on investments, net of income taxes of ($116)	—	—	—	—	—	149	—	149
Net loss	—	—	—	—	—	—	(85,031)	(85,031)
Balances at December 31, 2020	46,115	$46	12	$—	$1,241,167	$4,603	$(483,161)	$762,655
Issuance of common stock under stock plans, net of shares withheld for employee taxes	1,275	1	—	—	27,488	—	—	27,489
Equity component of the 2022 Notes conversions	898	1	—	—	(11,278)	—	—	(11,277)
Settlement of Convertible Note Hedges	(898)	(1)	898	—	8,985	—	—	8,984
Stock-based compensation	—	—	—	—	169,727	—	—	169,727
Cumulative translation adjustment	—	—	—	—	—	(4,712)	—	(4,712)
Unrealized loss on investments, net of income taxes of ($44)	—	—	—	—	—	(1,230)	—	(1,230)
Net loss	—	—	—	—	—	—	(77,837)	(77,837)
Balances at December 31, 2021	47,390	$47	910	$—	$1,436,089	$(1,339)	$(560,998)	$873,799
Issuance of common stock under stock plans	1,052	1	—	—	39,931	—	—	39,932
Taxes paid related to net share settlement of equity awards	(27)	—	—	—	(11,526)	—	—	(11,526)
Stock-based compensation	—	—	—	—	284,749	—	—	284,749
Conversion of the 2025 Notes	—	—	—	—	(691)	—	—	(691)
Conversion of the 2022 Notes	—	—	—	—	(60,422)	—	—	(60,422)
Settlement of Convertible Note Hedges	—	—	—	—	60,483	—	—	60,483
Cumulative adjustment from adoption of convertible debt standard (Note 9)	—	—	—	—	(101,167)	—	31,366	(69,801)
Settlement of Warrants	802	1	—	—	—	—	—	1
Cumulative translation adjustment	—	—	—	—	—	(2,538)	—	(2,538)
Unrealized loss on investments, net of income taxes of $0	—	—	—	—	—	(9,013)	—	(9,013)
Net loss	—	—	—	—	—	—	(112,749)	(112,749)
Balances at December 31, 2022	49,217	$49	910	$—	$1,647,446	$(12,890)	$(642,381)	992,224

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

The accompanying notes are an integral part of the consolidated financial statements

	Year Ended December 31,
	2022	2021	2020
Operating Activities:
Net loss	$(112,749)	$(77,837)	$(85,031)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities, net of acquisitions
Depreciation and amortization	58,150	45,159	37,060
Stock-based compensation	275,849	166,761	121,488
Loss on early extinguishment of 2022 Convertible Notes	—	4,892	10,507
Repayment of 2022 Convertible Notes attributable to the debt discount	—	(26,428)	(49,048)
Gain on termination of operating leases	—	(4,276)	—
Loss on disposal of fixed assets	—	6,468	—
Gain on strategic investments	(4,201)	(11,741)	—
Impairment of strategic investments	5,863	—	—
Benefit from deferred income taxes	(2,122)	(2,869)	(2,185)
Amortization of debt discount and issuance costs	2,013	23,507	24,890
(Accretion) amortization of bond discount	(9,118)	4,275	(3,657)
Unrealized currency translation	1,010	1,304	(952)
Changes in assets and liabilities, net of acquisition
Accounts receivable	(73,985)	(34,107)	(29,971)
Prepaid expenses and other assets	(5,987)	(1,077)	(17,026)
Deferred commission expense	(37,583)	(32,560)	(19,288)
Right-of-use assets	29,531	31,418	31,406
Accounts payable	18,277	(10,608)	3,697
Accrued expenses and other current liabilities	32,375	58,209	26,020
Operating lease liabilities	(21,118)	(29,478)	(31,621)
Deferred revenue	116,969	127,716	72,624
Net cash and cash equivalents provided by operating activities	273,174	238,728	88,913
Investing Activities:
Purchases of investments	(1,507,870)	(1,484,762)	(1,517,357)
Maturities of investments	1,184,506	1,387,498	1,352,231
Sale of investments	124,998	—	10,932
Purchases of property and equipment	(37,426)	(28,726)	(37,274)
Capitalization of software development costs	(44,345)	(33,139)	(21,599)
Purchases of intangible assets	(10,000)	—	—
Acquisition of a business, net of cash acquired	—	(16,810)	—
Proceeds from sale of strategic investments	—	12,620	—
Payments for equity method investments	(3,150)	(3,100)	—
Purchase of strategic investments	(26,371)	(13,089)	(2,500)
Net cash and cash equivalents used in investing activities	(319,658)	(179,508)	(215,567)
Financing Activities:
Proceeds from issuance of 2025 Convertible Notes, net of issuance costs paid of $9.9 million	—	—	450,123
Proceeds from settlement of Convertible Note Hedges related to the 2022 Convertible Notes	60,483	8,985	363,554
Payments for settlement of Warrants related to the 2022 Convertible Notes	(34)	—	(327,543)
Payment for settlement of 2022 Convertible Notes	(79,807)	(89,525)	(235,993)
Repayment of 2025 Convertible Notes attributable to the principal	(1,619)	—	—
Payments for Capped Call Options related to the 2025 Convertible Notes	—	—	(50,600)
Employee taxes paid related to the net share settlement of stock-based awards	(11,526)	(17,439)	(7,424)
Proceeds related to the issuance of common stock under stock plans	39,931	46,510	30,371
Repayment of finance lease obligations	—	—	(28)
Net cash and cash equivalents provided by (used in) financing activities	7,428	(51,469)	222,460
Effect on exchange rate changes on cash and cash equivalents	(6,811)	(8,861)	6,831
Net (decrease) increase in cash, cash equivalents and restricted cash	(45,867)	(1,110)	102,637
Cash, cash equivalents and restricted cash, beginning of year	380,042	381,152	278,515
Cash, cash equivalents and restricted cash, end of year	334,175	$380,042	$381,152
Supplemental cash flow disclosure:
Cash paid for interest	$1,746	$1,843	$1,512
Cash paid for income taxes	$4,685	$6,970	$2,306
Right-of-use assets obtained in exchange for operating lease facilities	$74,985	$92,131	$65,340
Right-of-use asset reductions related to operating lease terminations	$—	$(46,587)	$—
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$247	$470	$1,038
Asset retirement obligations	$1,113	$71	$773
Issuance of common stock for repayment of 2022 Convertible Notes	$—	$493,172	$336,289

HUBSPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations

HubSpot, Inc. (the “Company”) provides a cloud-based CRM Platform that enables companies to attract, engage, and delight customers throughout the customer experience. The Company’s CRM Platform, comprised of Marketing Hub, Sales Hub, Service Hub, CMS Hub, and Operations Hub, features integrated applications, tools, and a native payment solution, that enable businesses to create a cohesive and adaptable customer experience.

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

A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except per share amounts)
Net loss	$(112,749)	$(77,837)	$(85,031)
Weighted-average common shares outstanding—basic	48,065	46,891	44,757
Dilutive effect of share equivalents resulting from stock options, RSUs, ESPP, Warrants and the Conversion Options	—	—	—
Weighted-average common shares outstanding-diluted	48,065	46,891	44,757
Net loss per common share, basic and diluted	$(2.35)	$(1.66)	$(1.90)

Since the Company incurred net losses for each of the periods presented, diluted net loss per share is the same as basic net loss per share. All of the Company’s outstanding stock options, RSUs, and shares issuable under the ESPP, as well as the Warrants and Conversion Options were excluded in the calculation of diluted net loss per share as the effect would be anti-dilutive

The Company uses the treasury stock method and the average market price per share during the period for calculating any potential dilutive effect of the Warrants. The average stock price was $362.01 for 2022, $592.48 for 2021, and $240.59 for 2020. The Company uses the if-converted method when calculating any potential dilutive effect of the Conversion Options, which assumes conversion of outstanding convertible securities at the beginning of the reporting period or date of issuance, if the convertible security was issued during the period.

The following table contains all potentially dilutive common stock equivalents.

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Options to purchase common shares	462	584	1,020
RSUs	1,580	1,239	1,561
Conversion Option of the 2022 Notes and Warrants	859	1,326	1,873
Conversion Option of the 2025 Notes	1,625	1,020	318
ESPP	6	13	21

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

Strategic Investments — Strategic investments consist of non-controlling equity investments in privately held companies. These investments without readily determinable fair values for which the Company does not have the ability to exercise significant influence are accounted for using the measurement alternative. Under the measurement alternative, the non-marketable securities are carried at cost less any impairments, plus or minus adjustments resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. On a quarterly basis, the Company performs a qualitative assessment to evaluate whether the investment is impaired. If there are sufficient indicators that the fair value of the investment is less than the carrying value, the carrying value of the investment is reduced and an impairment is recorded in the consolidated statements of operations as other expense, net of tax.

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

The following is a roll-forward of the Company’s allowance for doubtful accounts (in thousands):

	Balance Beginning of Period	Charged to Statement of Operations	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2022	$1,768	$11,549	$(10,051)	$3,266
Year ended December 31, 2021	$1,993	$6,144	$(6,369)	$1,768
Year ended December 31, 2020	$1,584	$8,501	$(8,092)	$1,993

(1) Deductions include actual accounts written-off, net of recoveries.

Restricted Cash —The Company had restricted cash of $3.2 million at December 31, 2022 and $3.0 million at December 31, 2021 related to letters of credit for its leased facilities. The following table provides a reconciliation of the cash, cash equivalents and restricted cash within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows for the year ended December 31, 2022 and 2021.

	December 31, 2022	December 31, 2021
	(in thousands)
Cash and cash equivalents	$331,022	$377,013
Restricted cash, included in prepaid expenses and other current assets and other assets	3,153	3,029
Total cash, cash equivalents, and restricted cash	$334,175	$380,042

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

Intangible Assets — Intangible assets consist of acquired technology, trade name, customer relationships and a domain name. The Company records acquired intangible assets at fair value on the date of acquisition and amortize such assets in a pattern reflective of the expected economic benefits consumption over the expected useful life of the asset. If this pattern cannot be reliably determined, a straight-line amortization method is used. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying value of the intangible asset is amortized prospectively over the revised remaining useful life.

Goodwill — Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization but is monitored annually for impairment or more frequently if there are indicators of impairment. Management considers the following potential indicators of impairment: significant underperformance relative to historical or projected future operating results, significant changes in the Company’s use of acquired assets or the strategy of the Company’s overall business, significant negative industry or economic trends and a significant decline in the Company’s stock price for a sustained period. The Company performs its annual impairment test on November 30. The Company’s goodwill is evaluated at the consolidated level as it has been determined there is one operating segment comprised of one reporting unit. The Company performed a quantitative assessment, which compared the fair value of the reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized. Based on the quantitative assessment performed on November 30, 2022, the fair value exceeded the carrying value, and as such, there was no impairment of goodwill as of November 30, 2022 or December 31, 2022.

For the years ended December 31, 2022, 2021 and 2020, the Company did not recognize an impairment charge.

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

Advertising Expense —The Company expenses advertising as incurred, which is included in sales and marketing expense in the accompanying consolidated statements of operations. The Company incurred $59.4 million of advertising expense in 2022, $37.3 million in 2021, and $21.9 million in 2020.

Leases — The Company determines if an arrangement contains a lease at inception and does not separate lease and non-lease components of an arrangement determined to contain a lease. Operating leases are included in right-of-use ("ROU") assets, current operating lease liabilities and operating lease liabilities, net of current portion, on the Company’s consolidated balance sheet.

Operating leases with a duration of 12 months or less are excluded from ROU assets and operating lease liabilities and related expenses are recorded as incurred.

ROU assets represent the Company's right to use an underlying asset for the lease term and the corresponding lease liabilities represent its obligation to make lease payments arising from the lease. Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. The lease ROU asset includes any initial direct costs incurred and is reduced for tenant incentives. As the Company’s operating leases do not provide an implicit rate, the net present value of future minimum lease payments is determined using the Company’s incremental borrowing rate. To determine the estimated incremental borrowing rate, the Company uses publicly available credit ratings for peer companies. The Company estimates the incremental borrowing rate using yields for maturities that are in line with the duration of the lease payments. The Company evaluates the recoverability of the ROU assets for possible impairment in accordance with the long-lived assets policy above.

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

The Company's cash and cash equivalents are generally held with large financial institutions. Although the Company's deposits may exceed federally insured limits, the financial institutions that the Company uses have high investment-grade credit ratings and, as a result, the Company believes that, as of December 31, 2022, its risk relating to deposits exceeding federally insured limits was not significant.

The Company’s investments consist of highly rated corporate debt securities and U.S. Treasury securities. The Company limits the amount of investments in any single issuer, except U.S. Treasuries. The Company believes that, as of December 31, 2022, its concentration of credit risk related to investments was not significant.

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

At December 31, 2022 and 2021, there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue in any of the periods presented.

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

Capitalized software development costs, exclusive of those costs recorded within property and equipment, consisted of the following:

	December 31, 2022	December 31, 2021
	(in thousands)
Gross capitalized software development costs	$174,732	$122,592
Accumulated amortization	(110,942)	(82,734)
Capitalized software development costs, net	$63,790	$39,858

Amortization of capitalized software development costs, exclusive of costs recorded within property and equipment, was $32.0 million in 2022, $23.0 million in 2021, and $16.0 million in 2020. Amortization expense is included in cost of revenue in the consolidated statements of operations.

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

Recent Accounting Pronouncements Adopted in 2022:

In August 2020, the FASB issued guidance simplifying the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being bifurcated from the host contract and separately recognized as compared with current GAAP. In addition, it eliminates the treasury stock method for calculating diluted earnings per share for convertible instruments and requires the use of the if-converted method. The Company adopted the updated guidance as of January 1, 2022 using a modified retrospective method with a cumulative-effect adjustment as of the adoption date. Comparative periods are not adjusted. See Note 9 of these consolidated financial statements for further details.

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

Deferred Revenue and Deferred Commission Expense

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue. Deferred revenue during the year ended December 31, 2022 increased by $110.9 million resulting from $1.8 billion of calculated billings and was offset by revenue recognized of $1.7 billion during the same period. $426.8 million of revenue was recognized during the year ended December 31, 2022 that was included in deferred revenue at the beginning of the period. As of December 31, 2022, approximately $554.9 million of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year. The Company expects to recognize revenue on approximately 90% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

Additional contract liabilities $3.0 million and $2.5 million were included in accrued expenses and other current liabilities as of December 31, 2022 and December 31, 2021.

The incremental direct costs of obtaining a contract, which primarily consist of sales commissions paid for new subscription contracts, are deferred and amortized on a straight-line basis over a period of approximately two to four years. The two to four-year period has been determined by taking into consideration the type of product sold, the commitment term of the customer contract, the nature of the Company’s technology development life-cycle, and an estimated customer relationship period. Sales commissions for upgrade contracts are deferred and amortized on a straight-line basis over the remaining estimated customer relationship period of the related customer. Deferred commission expense that will be recorded as expense during the succeeding 12-month period is recorded as current deferred commission expense, and the remaining portion is recorded as long-term deferred commission expense.

Deferred commission expense during the year ended December 31, 2022 increased by $35.1 million as a result of deferring incremental costs of obtaining a contract of $115.6 million and was offset by amortization of $80.5 million during the same period.

4. Leases

The Company leases office facilities under non-cancelable operating leases that expire at various dates through February 2035.

Operating lease expense costs were $43.9 million in 2022, $47.5 million in 2021, and $44.6 million in 2020.

The Company subleases some of its unused spaces to third parties. Operating sublease income generated under all operating lease agreements is as follows:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Operating sublease income	$4,608	$4,954	$5,000

The following table provides a reconciliation between non-cancelable lease commitments and lease liabilities as of December 31, 2022 (in thousands):

Operating leases
Lease commitments (Note 11)	$440,909
Less: Legally binding minimum lease payments for leases signed but not yet commenced	(944)
Less: Present value discount	(87,853)
Total lease liabilities	$352,112

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

The following table provides weighted average remaining lease terms and weighted average discount rate for operating leases as of December 31, 2022:

Weighted-average remaining lease term:	9.4 years
Weighted-average discount rate:	4.3%

Other Information

Cash payments related to operating lease liabilities were $39.9 million in 2022, $49.5 million in 2021, and $48.8 million in 2020.

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at December 31, 2022 and December 31, 2021:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$11,518	$—	$—	$11,518
Commercial paper	—	16,036	—	16,036
Corporate bonds	—	261,918	—	261,918
U.S. Government agency securities	—	39,965	—	39,965
U.S. Treasury securities	—	876,534	—	876,534
Restricted cash:
Money market funds	—	3,153	—	3,153
Total	$11,518	$1,197,606	$—	$1,209,124

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$125,940	$—	$—	$125,940
Commercial paper	—	28,337	—	28,337
Corporate bonds	—	249,846	—	249,846
U.S. Government agency securities	—	22,466	—	22,466
U.S. Treasury securities	—	698,300	—	698,300
Restricted cash:
Money market funds	—	3,029	—	3,029
Total	$125,940	$1,001,978	$—	$1,127,918

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents, and restricted cash (within other current assets and long-term assets) on the consolidated balance sheets. At December 31, 2022 and 2021, Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.

As of December 31, 2022, the fair value of the 2025 Notes was $576.1 million (Note 9). The fair value was determined based on the quoted price of the 2025 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy.

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

Strategic investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the statement of operations. The Company held $43.6 million of strategic investments without readily determinable fair values at December 31, 2022 and $17.8 million of strategic investments without readily determinable fair values at December 31, 2021. These investments are included in prepaid and other current assets and other assets on the consolidated balance sheets.

During the year ended December 31, 2022, the Company adjusted the fair value of an investment due to an observable price change and recognized a gain of $4.2 million. The Company also recorded an impairment of $5.9 million on these investments in

2022. During the year ended December 31, 2021, two strategic investments had observable price changes and the Company adjusted the fair value of these investments by recording a gain of $11.7 million. The gains and impairment loss are reported in the consolidated statements of operations as other income (expense).

The Company also holds an equity method investment which represents an investment in a non-controlled company without a readily determinable market value. See Note 12 for more information on the equity method investment.

The following tables summarize the composition of our short- and long-term investments at December 31, 2022 and 2021:

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$16,036	$—	$—	$16,036
Corporate bonds	265,875	9	(3,966)	261,918
U.S. Government agency securities	40,908	1	(944)	39,965
U.S. Treasury securities	881,428	14	(4,908)	876,534
Total	$1,204,247	$24	$(9,818)	$1,194,453

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$25,245	$—	$—	$25,245
Corporate bonds	250,443	9	(606)	249,846
U.S. Government agency securities	22,504	—	(38)	22,466
U.S. Treasury securities	698,446	2	(148)	698,300
Total	$996,638	$11	$(792)	$995,857

For all of our securities for which the amortized cost basis was greater than the fair value at December 31, 2022 and 2021, the Company has concluded that there is no plan to sell the security nor is it more likely than not that the Company would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, the Company considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

Contractual Maturities

The contractual maturities of short-term and long-term investments held as follows:

	December 31, 2022		December 31, 2021
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
	( in thousands)
Due within one year	$1,089,250	$1,081,662	$821,101	$820,962
Due after 1 year and within 2 years	114,997	112,791	175,537	174,895
Total	$1,204,247	$1,194,453	$996,638	$995,857

6. Property and Equipment

Property and equipment consists of the following:

	December 31.
	2022	2021
	(in thousands)
Computer equipment and purchased software	$17,710	$15,524
Employee related computer equipment	46,399	32,230
Furniture and fixtures	21,232	20,180
Leasehold improvements	98,427	90,070
Internal-use software	32,205	20,616
Construction in progress	1,699	4,141
Total property and equipment	217,672	182,761
Less accumulated depreciation	(112,445)	(86,627)
Property and equipment, net	$105,227	$96,134

Depreciation and amortization expense was $27.8 million in 2022, $23.9 million in 2021, and $20.6 million in 2020.

Refer to Note 4 regarding the disposal of certain property and equipment associated with a lease termination.

The Company capitalized asset retirement costs of $5.1 million at December 31, 2022 and $4.1 million at December 31, 2021 within leasehold improvements and the related liability is within accrued expenses and other current liabilities and other long-term liabilities on the consolidated balance sheet. These costs represent future lease restoration obligations as required by Company’s leases.

The changes in the asset retirement obligation balance during the year ending December 31, 2022 and December 31, 2021 are as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Beginning balance	$4,900	$4,884
Additions	—	72
Accretion	183	267
Updates to estimated cash flows	911	(323)
Ending balance	$5,994	$4,900

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

8. Intangible Assets and Goodwill

Intangible assets

Intangible assets as of December 31, 2022 and 2021 consist of the following:

	Remaining Useful Life	December 31,
		2022	2021
		(in thousands)
Acquired technology	48 Months	$17,009	$17,569
Customer relationships	60 Months	2,448	2,450
Domain name	75 Months	10,000	—
Trade name		19	20
Accumulated amortization		(12,030)	(9,474)
Total		$17,446	$10,565

In April 2022, the Company purchased the rights to the domain name "connect.com" for $10.0 million. The domain will be used to host a networked community for customers, Solutions Partners, and prospects. The cost is amortized on a straight-line basis over its estimated useful life of seven years.

The Company also has intangible assets acquired through business acquisitions. The estimated useful life of acquired technology is two to seven years and estimated useful life of customer relationships is four to seven years. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Amortization expense related to intangible assets was $2.6 million in 2022, $1.3 million in 2021, and $2.6 million in 2020. Amortization expense of acquired technology is included in cost of subscription revenue and amortization expense of customer relationships and the domain name is included in sales and marketing expense in the consolidated statements of operations.

Estimated future amortization expense for intangible assets as of December 31, 2022 is as follows:

Years ended December 31,	Amortization Expense
(in thousands)
2022	$3,381
2023	3,649
2024	3,627
2025	3,232
2026	1,771
Thereafter	1,786
Total	$17,446

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired and is generally not deductible for tax purposes. Goodwill amounts are not amortized, but rather tested for impairment annually.

The changes in the carrying amounts of goodwill consist of the following:

(in thousands)
Balance as of December 31, 2020	$31,318
The Hustle acquisition	16,987
Effect of foreign currency translation	(1,230)
Balance as of December 31, 2021	47,075
Effect of foreign currency translation	(848)
Balance as of December 31, 2022	$46,227

9. Convertible Senior Notes

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

As a result of the impact of applying the new guidance, the Company recorded an increase to opening accumulated deficit of $31.4 million as of January 1, 2022, related to the difference in interest expense due to the amortization of the convertible debt discount and reversal of the deferred tax liability under the historical guidance. The resulting impact on the consolidated balance sheet to derecognize the debt issuance cost and conversion option that was allocated to the equity component and to derecognize the remaining convertible debt discount was an increase to debt liability of $69.8 million, of which $0.5 million was recorded to short term debt and $69.3 million was recorded to long-term debt, and a decrease in additional paid-in capital of $101.2 million.

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

Each $1,000 of principal amount of the 2025 Notes will initially be convertible into 3.5396 shares of the Company’s common stock (the “Conversion Option of the 2025 Notes”), which is equivalent to an initial conversion price of approximately $282.52 per share, subject to adjustment upon the occurrence of certain specified events. On or after March 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2025 Notes at any time. The 2025 Notes will be convertible at the option of the holders prior to the close of business on the business day immediately preceding March 1, 2025 under certain circumstances as described in the indenture governing the 2025 Notes (the “Indenture”). Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The Company expects to settle the principal amount of the 2025 Notes in cash. In the first quarter of 2022, upon the election of the holders to convert, the Company settled $0.9 million of principal balance of the 2025 Notes in cash. As of December 31, 2022, the 2025 Notes are not convertible.

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

The net carrying amount of the liability component of the 2025 Notes is as follows:

	As of December 31, 2022	As of December 31, 2021
	(in thousands)
Principal	$459,083	$459,999
Unamortized debt discount	—	(70,594)
Unamortized issuance costs	(4,856)	(5,544)
Net carrying amount	$454,227	$383,861

Interest expense related to the 2025 Notes is as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Contractual interest expense	$1,722	$1,725	$987
Amortization of debt discount	—	18,171	9,974
Amortization of issuance costs	1,969	1,428	784
Total interest expense	$3,691	$21,324	$11,745

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

On June 1, 2022, upon the maturity of the 2022 Notes, the Company paid $19.4 million to satisfy the aggregate principal amount due and $60.4 million for the conversion premium in excess of the principal amount. The remaining Convertible Note Hedges were settled in cash and the Company received approximately $60.5 million in cash upon settlement. In addition, the Warrants began to mature on September 1, 2022. In 2022, 1.4 million shares of Warrants were exercised, which the Company net share settled and issued 0.8 million shares of its common stock. As of December 31, 2022, no Warrants giving certain counterparties the option to acquire shares of the Company’s common stock remained outstanding.

The net carrying amount of the liability component of the 2022 Notes is as follows:

	As of December 31, 2022	As of December 31, 2021
	(in thousands)
Principal	$—	$19,382
Unamortized debt discount	—	(477)
Unamortized issuance costs	—	(35)
Net carrying amount	$—	$18,870

Interest expense related to the 2022 Notes is as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Contractual interest expense	$20	$154	$614
Amortization of debt discount	—	3,636	13,150
Amortization of issuance costs	44	272	982
Total interest expense	$64	$4,062	$14,746

10. Segment Information and Geographic Data

As more fully described in the Company’s Summary of Significant Accounting Policies, the Company operates as one operating segment. Revenue and long-lived assets by geographic region, based on the physical location of the operations recording the revenue or the long-lived assets, respectively, are as follows:

Revenues by geographical region:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Americas	$1,073,932	$797,986	$568,365
Europe	507,507	390,379	243,811
Asia Pacific	149,530	112,293	70,850
Total	$1,730,969	$1,300,658	$883,026
Percentage of revenues generated outside of the Americas	38%	39%	36%

Revenue derived from customers outside the United States (international) was approximately 46% of total revenue in 2022 and 2021 and 43% of total revenue in 2020.

Total long-lived assets by geographical region:

	As of December 31, 2022	As of December 31, 2021
	(In thousands)
Americas	$290,977	$226,848
Europe	123,311	139,846
Asia Pacific	10,243	10,268
Total long lived assets	$424,531	$376,962
Percentage of long lived assets held outside of the Americas	31%	40%

11. Commitments and Contingencies

Contractual Obligations

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through February 2035. Certain leases contain optional termination dates. The table below only includes payments up to the optional termination date. If the Company were to extend leases beyond the optional termination date the future commitments would increase by approximately $78.5 million.

Included in the table below are operating lease commitments for leases that have not yet commenced of approximately $0.8 million for facilities with a lease term of approximately 18 months.

Future minimum payments under all operating lease agreements as of December 31, 2022, are as follows:

Operating
(in thousands)
2023	$51,868
2024	49,337
2025	49,015
2026	49,152
2027	46,147
Thereafter	195,390
Total	$440,909

The Company has entered into certain non-cancelable arrangements (“Vendor Commitments”), which require the future purchase of goods or services. Future minimum payments under all Vendor Commitments as of December 31, 2022 are as follows:

Product related obligations
(in thousands)
2023	$161,115
2024	180,437
2025	197,006
2026	220,183
2027	187,684
Thereafter	184
Total	946,609

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

12. Equity method investment

The Company made cash contributions of $3.1 million in 2022 and $3.1 million in 2021 to the Black Economic Development Fund (the “Fund”) managed by the Local Initiatives Support Corporation for an aggregate of 5.0% ownership interest and income share in the Fund.

The Company has commitments to contribute additional capital of $6.3 million to the Fund by December 2023. Given the level of ownership interest in the Fund, which is a limited liability company, and the fact that the Fund maintains specific ownership accounts for investors, the Company accounts for this investment using the equity method of accounting. The Fund is included in other assets on the consolidated balance sheets and the Company's share of the Fund’s net earnings and impairment charges on investments are reported in the consolidated statements of operations as other income (expense), net of tax.

The Company's proportionate share of the Fund's net loss was recorded as other expense, net of tax, in the consolidated statements of operations. As of December 31, 2022, the carrying amount of the Company’s investment in the Fund was $5.8 million.

13. Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ equity, for the years ended December 31, 2022 and 2021:

	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Investments	Total
	(in thousands)
Ending balance at December 31, 2020	$4,180	$423	$4,603
Other comprehensive loss before reclassifications	(4,712)	(1,230)	(5,942)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Ending balance at December 31, 2021	$(532)	$(807)	$(1,339)
Other comprehensive loss before reclassifications	(2,538)	(9,013)	(11,551)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Ending balance at December 31, 2022	$(3,070)	$(9,820)	$(12,890)

14. Stockholders’ Equity and Stock-Based Compensation

Common Stock Reserved — As of December 31, 2022 and 2021, the Company has authorized 500 million shares of common stock. The number of shares of common stock reserved for the vesting of restricted stock units (“RSUs”), and exercise of common stock options are as follows (in thousands):

	December 31, 2022	December 31, 2021
RSUs	1,580	1,239
Common stock options	462	584
	2,042	1,823

For shares reserved for issuance for the Conversion Options, Warrants and Capped Call Options of the Notes, see Note 9.

Equity Incentive Plan —The Company’s 2014 Stock Option and Incentive Plan (the “2014 Plan”) became effective upon the closing of the Company’s IPO in the fourth quarter of 2014. The Company initially reserved 1,973,551 shares of its common stock, or the Initial Limit, for the issuance of awards under the 2014 Plan. The number of shares reserved and available for issuance under the 2014 Plan automatically increases each January 1, by 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. On January 26, 2022, the board of directors approved an amendment to eliminate the automatic annual increase in the number of shares available for issuance. The final increase under the 2014 Plan was effective as of January 1, 2022. The term of each option is fixed by the Company’s compensation committee and may not exceed 10 years from the date of grant. As of December 31, 2022, 0.4 million options to purchase common stock and 1.6 million RSUs remained outstanding under the 2014 Plan.

Stock Compensation Expense —The Company’s equity compensation expense is comprised of awards of options to purchase common stock, RSUs, and stock issued under the Company’s employee stock purchase plan (“ESPP”).

The following two tables show stock compensation expense by award type and where the stock compensation expense is recorded in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2022	2021	2020
	( in thousands)
Options	$9,713	$6,253	$6,377
ESPP	12,298	9,123	6,850
RSUs	253,838	151,385	108,261
Total stock-based compensation	$275,849	$166,761	$121,488

	2022	2021	2020
	(in thousands)
Cost of revenue, subscription	$9,076	$6,297	$4,408
Cost of revenue, service	4,393	3,092	2,536
Research and development	107,517	61,614	39,366
Sales and marketing	107,640	67,413	50,552
General and administrative	47,223	28,345	24,626
Total stock-based compensation	$275,849	$166,761	$121,488

Excluded from stock-based compensation expense is $13.1 million of capitalized software development costs in 2022, $6.0 million in 2021, and $3.6 million in 2020.

Stock Options —The fair value of employee options is estimated on the date of each grant using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
	2022	2021	2020
Risk-free interest rate (%)	1.70-3.00	0.53-1.36	0.47-1.66
Expected term (years)	5.1-6.4	5.2-6.4	5.50-6.24
Volatility (%)	43.19-50.58	42.97-44.70	38.15-40.63
Expected dividends	—	—	—

The weighted-average grant-date fair value of options granted was $217.05 per share in 2022, $221.86 per share in 2021, and $70.98 per share in 2020.

The interest rate is based on the U.S. Treasury bond rate at the date of grant with a maturity approximately equal to the expected term. The expected term of options granted to employees is calculated using the simplified method, which represents the average of the contractual term of the option and the weighted-average vesting period of the option. The expected volatility for the Company’s common stock is based on an average of the historical volatility of a peer group of similar public companies. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. Forfeitures of share-based awards prior to vesting results in a reversal of previously recorded stock-compensation expense associated with such forfeited awards. The fair value of the Company’s common stock is the closing price of the stock on the date of grant.

The stock option activity for the year ended December 31, 2022 is as follows:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding—January 1, 2022	584	$112.82	4.7	$320,882
Granted	73	487.28
Exercised	(168)	41.22
Forfeited/expired	(27)	488.78
Outstanding—December 31, 2022	462	$175.81	5.1	$71,973
Options vested or expected to vest—December 31, 2022	462	$175.81	5.1	$71,973
Options exercisable—December 31, 2022	357	$110.68	4.2	$69,156

Total unrecognized compensation cost related to the unvested options was $15.4 million at December 31, 2022. That cost is expected to be recognized over a weighted-average period of 2.5 years as of December 31, 2022.

Restricted Stock Units —RSUs vest upon achievement of a service condition. The service condition is a time-based condition is generally met over a period of three or four years.

As soon as practicable following each vesting date, the Company will issue to the holder of the RSUs the number of shares of common stock equal to the aggregate number of RSUs that have vested. Notwithstanding the foregoing, the Company may, at its sole discretion, in lieu of issuing shares of common stock to the holder of the RSUs, pay the holder an amount in cash equal to the fair market value of such shares of common stock. The total stock-based compensation expense expected to be recorded over the remaining life of outstanding RSUs is approximately $535.7 million at December 31, 2022. That cost is expected to be recognized over a weighted-average period of 2.3 years. As of December 31, 2022, there are 1.6 million RSUs expected to vest with an aggregate intrinsic value of $456.0 million. The total fair value of RSUs vested was approximately $243.0 million in 2022, $134.5 million in 2021, and $101.2 million in 2020.

The following table summarizes the activity related to RSUs for the year ended December 31, 2022:

	RSUs Outstanding
	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Unvested and outstanding at January 1, 2022	1,239	$317.48
Granted	1,343	404.84
Vested	(762)	318.71
Canceled	(240)	403.33
Unvested and outstanding at December 31, 2022	1,580	$378.12

Employee Stock Purchase Plan (“ESPP”)— The ESPP authorizes the issuance of up to a total of 2,751,252 shares of common stock to participating employees and allows eligible employees to purchase shares of common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals. The offering periods for the ESPP commence on June 1 and December 1 of each year.

The fair value of employee options is estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate (%)	0.10-4.65	0.04-0.10	0.14-1.60
Expected term (years)	0.50	0.50	0.50
Volatility (%)	39.85-76.02	42.73-45.67	34.75-67.22
Expected dividends	—	—	—

The interest rate is based on the U.S. Treasury bond rate at the date of grant with a maturity approximately equal to the expected term. The expected term was based on terms of the offering period. The expected volatility for the Company’s common stock is based on an average of the historical volatility of a peer group of similar public companies. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The fair value of the Company’s common stock is the closing price of the stock on the date the offering period starts.

The following table summarizes the activity related to ESPP:

	Shares Issued (in thousands)	Weighted- Average Purchase Price	Total Cash Proceeds (in thousands)
2022	121	$272.72	$33,046
2021	77	$372.50	$28,667
2020	132	$149.23	$19,653

15. Income Taxes

Loss before provision for income taxes was as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
United States	$(124,452)	$(89,000)	$(96,555)
Foreign	19,760	15,182	15,740
Total	$(104,692)	$(73,818)	$(80,815)

The (provision) benefit for income taxes consists of the following:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Current income tax provision
Federal	$(1,002)	$(709)	$(406)
State	(1,399)	(570)	(487)
Foreign	(7,778)	(5,609)	(5,508)
Total current income tax provision	(10,179)	(6,888)	(6,401)
Deferred income tax benefit (expense)
Federal	—	989	(116)
State	—	—	—
Foreign	2,122	1,880	2,301
Total deferred income tax benefit	2,122	2,869	2,185
Total income tax provision	$(8,057)	$(4,019)	$(4,216)

The following reconciles the differences between income taxes computed at the federal statutory rate of 21% for 2022, 2021 and 2020 and the provision for income taxes:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Expected income tax benefit at the federal statutory rate	$21,866	$15,459	$16,899
State taxes net of federal benefit	5,047	13,975	4,618
Stock-based compensation	4,414	79,800	25,196
Executive compensation limitation	(5,179)	(9,000)	(3,004)
Difference in foreign tax rates	290	486	830
U.S. tax credits	15,561	15,995	11,529
Meals and entertainment	(649)	(450)	(478)
Acquisition	—	1,033	—
Foreign withholding taxes	(1,268)	(1,006)	(536)
Change in valuation allowance	(47,552)	(119,843)	(62,182)
Other	(587)	(468)	2,912
Income tax provision	$(8,057)	$(4,019)	$(4,216)

Deferred Tax Assets and Liabilities — Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$244,603	$295,430
Research and investment credits	78,049	62,710
Accruals and reserves	18,073	17,508
Depreciation	392	2,532
Capitalized software development	80,424	—
Stock-based compensation	14,875	9,622
Interest expense	—	9,705
Total deferred tax assets	436,416	397,507
Deferred tax liabilities:
Intangible assets	(1,857)	(2,474)
Convertible debt	(44)	(16,911)
Capitalized costs	(19,879)	(27,665)
Depreciation	(258)	(234)
Total deferred tax liabilities	(22,038)	(47,284)
Valuation allowance	(408,794)	(346,381)
Net deferred tax assets	$5,584	$3,842

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

The valuation allowance increased by $62.4 million in 2022, $119.3 million in 2021 and $47.0 million in 2020, primarily due to the U.S. research and development capitalization and change in the U.S. net operating loss deferred tax asset. The Company does not expect any significant changes in its valuation allowance positions within the next 12 months.

The Company had federal and state net operating loss carryforwards of $960.7 million and $677.0 million at December 31, 2022 and $1.2 billion and $737.8 million at December 31, 2021. The Company also had international net operating loss carryforwards of $8.5 million at December 31, 2022 and $8.0 million at December 31, 2021. As a result of the Tax Cut and Jobs Act of 2017, enacted on 1/1/2018, all federal net operating losses, created after January 1, 2018, totaling $836.2 million, have an indefinite carryforward period. All federal net operating losses, created before January 1, 2018, totaling $124.5 million are subject to a 20 year carryforward period and will begin to expire in 2027. State net operating losses will begin to expire in 2023. The Company had no federal interest expense carryforward at December 31, 2022, and $39.9 million at December 31, 2021, which have an indefinite carryforward period.

The Company has net federal research and development credit carryforwards of $56.7 million at December 31, 2022 that begin to expire in 2027. The Company also has state research and investment tax credit carryforwards of $21.5 million that begin to expire in 2026.

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

Uncertain Tax Positions — The Company accounts for uncertainty in income taxes using a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination by a tax authority, including resolutions of any related appeals or litigation processes, based on technical merit. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The following summarizes activity related to unrecognized tax benefits:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Unrecognized benefit—beginning of the year	$12,823	$8,448	$5,445
Gross increases—current period positions	4,065	4,375	3,003
Gross decrease—prior period positions	—	—	—
Unrecognized benefit—end of period	$16,888	$12,823	$8,448

All of the gross unrecognized tax benefits represent a reduction to the research and development tax credit carryforward. All of the unrecognized tax benefits decrease deferred tax assets with a corresponding decrease to the valuation allowance. None of the unrecognized tax benefits would affect the Company’s effective tax rate if recognized in the future.

The Company has elected to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. No interest or penalties have been recorded through December 31, 2022 as the Company had no tax due because of significant net operating loss carryforwards.

The Company does not expect any significant change in its unrecognized tax benefits within the next 12 months.

The Company files tax returns in the United States and various jurisdictions throughout the world where the Company has operations or has established a taxable presence. All of the Company’s tax years remain open to examination in the United States, as carryforward attributes generated in past years may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in future periods. The Company is no longer subject to examination for years prior to 2017 in various significant tax jurisdictions and continues to be routinely examined by various taxing authorities.

16. Employee Benefit Plan

The Company maintains a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers certain employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Total employer contributions were $10.6 million in 2022, $8.2 million in 2021, and $5.9 million in 2020.

17. Subsequent Events

On January 25, 2023, the Company's board of directors authorized a restructuring plan (the “Restructuring Plan”) that is designed to reduce operating costs and enable investment in key opportunities for long-term growth while driving continued profitability. The Restructuring Plan includes a reduction of the Company’s current workforce by approximately 7% and a lease consolidation to create higher density across our workspaces. The Company estimates that it will incur charges of approximately $72.0 million to $105.0 million in connection with the Plan, consisting primarily of cash expenditures. $24.0 million to $31.0 million of the charges are related to employee severance costs and $48.0 million to $74.0 million of the charges are related to lease consolidation. The actions associated with the workforce reduction under the Restructuring Plan are expected to be substantially complete by the end of the first quarter of 2023, subject to local law and consultation requirements. The actions associated with the lease consolidation under the Restructuring Plan are expected to be fully completed in 2023.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013).

Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included under Item 8 of this annual report on Form 10-K.

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

(d) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The complete response to this Item regarding the backgrounds of our executive officers and directors and other information required by Items 401, 405 and 407 of Regulation S-K will be contained in our definitive proxy statement for our 2023 Annual Meeting of Stockholders.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that is applicable to all of our employees, officers and directors including our chief executive officer and senior financial officers, which is available on our website under “Investor Relations—Leadership & Governance.”

ITEM 11. Executive Compensation

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2023 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2023 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2023 Annual Meeting of Stockholders.

ITEM 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2023 Annual Meeting of Stockholders.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) Documents Filed as Part of this Annual Report on Form 10-K

1. Financial Statements (included in Item 8 of this Annual Report on Form 10-K):

•
Report of Independent Registered Public Accounting Firm
•
Consolidated Balance Sheets as of December 31, 2022 and 2021
•
Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020
•
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2022, 2021 and 2020
•
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
•
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020
•
Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Financial statements schedules are omitted as they are either not required or the information is otherwise included in the consolidated financial statements.

3. The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit List on the following page and are incorporated herein.

ITEM 16. 10-K Summary

Not applicable.

EXHIBIT LIST

Exhibit
number	Description of exhibit
3.1(1)	Seventh Amended and Restated Certificate of Incorporation (as amended and currently in effect)

3.2(2)	Fourth Amended and Restated Bylaws

4.1(3)	Form of Common Stock Certificate

4.2(4)	Indenture, dated as of June 4, 2020, between the Registrant, and Wilmington Trust, National Association, as trustee

4.3(4)	Form of 0.375% Convertible Senior Notes due 2025 (included in Exhibit 4.2)
4.4(5)	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended

10.1(6)

Amended and Restated Lease between Jamestown Premier Davenport, LLC and HubSpot, Inc., executed December 14, 2015 and effective as of November 1, 2015; First Amendment to Amended and Restated Lease between Davenport Owner (DE) LLC and HubSpot, Inc., effective as of March 23, 2017; Second Amendment to Amended and Restated Lease between Davenport Owner (DE) LLC and HubSpot, Inc., effective as of August 31, 2018

10.2(7)

Occupational Lease, dated February 22, 2016, among HubSpot Ireland Limited, HubSpot, Inc. and Hibernia REIT plc and Agreement for Lease, dated November 6, 2015, among HubSpot Ireland Limited, HubSpot, Inc. and Hibernia REIT plc

10.3**#

Lease dated April 23, 2015 between Two Canal Park Massachusetts LLC (formerly BCSP Cambridge Two Property LLC) and HubSpot, Inc.; First Amendment to Lease dated August 10, 2016; Second Amendment to Lease dated March 12, 2018; Third Amendment to Lease dated December 2, 2019; Fourth Amendment to Lease dated January 6, 2020; Fifth Amendment dated July 2, 2021

10.4(8)

Lease dated October 7, 2016 between One Canal Park Massachusetts LLC and HubSpot, Inc.; First Amendment to Lease dated February 14, 2017; Second Amendment to Lease dated March 12, 2018.; Third Amendment to Lease dated May 2, 2018; Fourth Amendment to Lease dated April 19, 2019

10.5(9)

Lease of 1 – 6 Sir John Rogerson's Quay, Windmill Quarter, Dublin 2, dated August 1, 2019, between Hibernia REIT Public Limited Company, as Landlord, HubSpot Ireland Limited, as Tenant, SOBO Management Company Limited by Guarantee, as Management Company, and HubSpot, Inc., as Guarantor

10.6(10)#	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors

10.7(11)#	2007 Equity Incentive Plan and forms of restricted stock agreement and option agreements thereunder

10.8**#	2014 Stock Option and Grant Plan, Amendment No. 1 thereto, and forms of restricted stock and option agreements thereunder

10.9**#	Amended and Restated 2014 Employee Stock Purchase Plan

10.10(12)#	Management Cash Incentive Bonus Plan

10.11(13)	Form of Call Option Transaction Confirmation

10.12(14)	Form of Warrant Confirmation

10.13(15)#	Non-Employee Director Compensation Policy (as amended and currently in effect)

10.14(16)	Form of Capped Call Transaction Confirmation

21.1**	List of Subsidiaries

23.1**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1**	Power of Attorney (included on signature page)

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**Ÿ	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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

(1) Incorporated by reference to Exhibit 3.1 to HubSpot, Inc.’s Annual Report on Form 10-K filed on February 24, 2016.

(2) Incorporated by reference to Exhibit 3.1 to HubSpot, Inc.’s Current Report on Form 8-K filed with the SEC on January 27, 2023.

(3) Incorporated by reference to Exhibit 4.1 to HubSpot, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-198333) filed on September 26, 2014.

(4) Incorporated by reference to Exhibit 4.1 to HubSpot, Inc.’s Current Report on Form 8-K filed on June 5, 2020.

(5) Incorporated by reference to Exhibit 4.5 to HubSpot, Inc.’s Annual Report on Form 10-K filed on February 12, 2020.

(6) Incorporated by reference to Exhibit 10.1 to HubSpot, Inc.’s Annual Report on Form 10-K filed on February 12, 2019.

(7) Incorporated by reference to Exhibit 10.1 to HubSpot, Inc.’s Quarterly Report on Form 10-Q filed May 4, 2016.

(8) Incorporated by reference to Exhibit 10.4 to HubSpot, Inc.’s Annual Report on Form 10-K filed on February 12, 2020.

(9) Incorporated by reference to Exhibit 10.5 to HubSpot, Inc.’s Annual Report on Form 10-K filed on February 12, 2020.

(10) Incorporated by reference to Exhibit 10.4 to HubSpot, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-198333) filed on August 25, 2014.

(11) Incorporated by reference to Exhibit 10.5 to HubSpot, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-198333) filed on August 25, 2014.

(12) Incorporated by reference to Exhibit 10.10 to HubSpot, Inc.’s Annual Report on Form 10-K filed on February 14, 2022.

(13) Incorporated by reference to Exhibit 10.1 to HubSpot, Inc.’s Form 8-K filed on May 10, 2017.

(14) Incorporated by reference to Exhibit 10.2 to HubSpot, Inc.’s Form 8-K filed on May 10, 2017.

(15) Incorporated by reference to Exhibit 10.13 to HubSpot, Inc.’s Annual Report on Form 10-K filed on February 14, 2022.

(16) Incorporated by reference to Exhibit 10.1 to HubSpot, Inc.’s Current Report on Form 8-K filed on June 5, 2020.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Cambridge, Commonwealth of Massachusetts, on the 16th day of February 2023 .

HUBSPOT, INC.

By:	/s/ Yamini Rangan
Yamini Rangan

Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned directors and officers of HubSpot, Inc. (the “Company”), hereby and severally constitute and appoint Yamini Rangan, Kate Bueker, and Alyssa Harvey Dawson and each of them singly, our true and lawful attorneys, with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person and hereby ratifying and confirming all that said attorneys and each of them, or their substitutes, shall do or cause to be done by virtue of this Power of Attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yamini Rangan	Chief Executive Officer	February 16, 2023
Yamini Rangan	(Principal Executive Officer)

/s/ Kate Bueker	Chief Financial Officer	February 16, 2023
Kate Bueker	(Principal Financial and Accounting Officer)

/s/ Brian Halligan	Executive Chairperson	February 16, 2023
Brian Halligan

/s/ Dharmesh Shah	Director and Chief Technology Officer	February 16, 2023
Dharmesh Shah

/s/ Alyssa Harvey Dawson	Chief Legal Officer	February 16, 2023
Alyssa Harvey Dawson

/s/ Nick Caldwell	Director	February 16, 2023
Nick Caldwell

/s/ Ron Gill	Director	February 16, 2023
Ron Gill

/s/ Claire Hughes Johnson	Director	February 16, 2023
Claire Hughes Johnson

/s/ Lorrie Norrington	Director	February 16, 2023
Lorrie Norrington

/s/ Avanish Sahai	Director	February 16, 2023
Avanish Sahai

/s/ Jay Simons	Director	February 16, 2023
Jay Simons

/s/ Jill Ward	Director	February 16, 2023
Jill Ward