Form 10-Q
period 2023-03-31
HUBSPOT INC
filed 2023-05-03
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 001-36680

HubSpot, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2632791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Canal Park
Cambridge, Massachusetts 02141
(Address of principal executive offices)

(888) 482-7768

(Registrant’s telephone number, including area code)

25 First Street
Cambridge, Massachusetts 02141
(Former name, former address and former fiscal year, if changed since last report)

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

There were 49,638,689 shares of the registrant’s Common Stock issued and outstanding as of April 28, 2023.

HUBSPOT, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and these statements involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
our future financial and operational performance, including our expectations regarding our revenue, cost of revenue, gross margin and operating expenses;
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

PART I — Financial Information

Item 1. Financial Statements

HubSpot, Inc.

Unaudited Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$325,159	$331,022
Short-term investments	1,159,554	1,081,662
Accounts receivable — net of allowance for doubtful accounts of $3,466 at March 31, 2023 and $3,266 at December 31, 2022	197,516	226,849
Deferred commission expense	76,365	70,992
Prepaid expenses and other current assets	63,480	44,074
Total current assets	1,822,074	1,754,599
Long-term investments	121,814	112,791
Property and equipment, net	107,060	105,227
Capitalized software development costs, net	73,068	63,790
Right-of-use assets	310,000	319,304
Deferred commission expense, net of current portion	80,476	66,559
Other assets	66,145	58,795
Intangible assets, net	16,702	17,446
Goodwill	46,454	46,227
Total assets	$2,643,793	$2,544,738
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,958	$20,883
Accrued compensation costs	70,605	62,846
Accrued expenses and other current liabilities	131,492	102,122
Operating lease liabilities	33,580	35,928
Deferred revenue	571,793	539,874
Total current liabilities	810,428	761,653
Operating lease liabilities, net of current portion	309,037	316,184
Deferred revenue, net of current portion	5,474	5,904
Other long-term liabilities	17,763	14,546
Convertible senior notes	454,712	454,227
Total liabilities	1,597,414	1,552,514
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	49	49
Additional paid-in capital	1,734,749	1,647,446
Accumulated other comprehensive loss	(7,756)	(12,890)
Accumulated deficit	(680,663)	(642,381)
Total stockholders’ equity	1,046,379	992,224
Total liabilities and stockholders’ equity	$2,643,793	$2,544,738

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	For the Three Months Ended March 31,
	2023	2022
Revenues:
Subscription	$489,743	$384,956
Professional services and other	11,877	10,643
Total revenue	501,620	395,599
Cost of revenues:
Subscription	68,339	59,384
Professional services and other	13,707	13,552
Total cost of revenues	82,046	72,936
Gross profit	419,574	322,663
Operating expenses:
Research and development	127,683	92,736
Sales and marketing	250,683	197,134
General and administrative	57,405	43,947
Restructuring (Note 14)	28,570	—
Total operating expenses	464,341	333,817
Loss from operations	(44,767)	(11,154)
Other expense:
Interest income	10,472	515
Interest expense	(930)	(950)
Other (expense) income	(794)	3,692
Total other income	8,748	3,257
Loss before income tax expense	(36,019)	(7,897)
Income tax expense	(2,263)	(1,444)
Net loss	$(38,282)	$(9,341)
Net loss per share, basic and diluted	$(0.78)	$(0.20)
Weighted average common shares used in computing basic and diluted net loss per share:	49,395	47,577

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months Ended March 31,
	2023	2022
Net loss	$(38,282)	$(9,341)
Other comprehensive loss:
Foreign currency translation adjustment	627	(356)
Changes in unrealized gain (loss) on investments, net of income taxes of $0 for the three months ended March 31, 2023 and 2022	4,507	(4,001)
Comprehensive loss	$(33,148)	$(13,698)

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Stockholders' Equity

(in thousands, except per share amounts)

	Common Stock, $0.001 Par Value		Treasury Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	$	Shares	$	Capital	(Loss)	Deficit	Total
Balances at December 31, 2022	49,217	$49	910	$—	$1,647,446	$(12,890)	$(642,381)	992,224
Issuance of common stock under stock plans	260	—	—	—	1,196	—	—	1,196
Restricted stock units taxes paid in cash	(4)	—	—	—	(1,198)	—	—	(1,198)
Stock-based compensation	—	—	—	—	87,305	—	—	87,305
Cumulative translation adjustment	—	—	—	—	—	627	—	627
Unrealized gain on investments, net of income taxes of $0	—	—	—	—	—	4,507	—	4,507
Net loss	—	—	—	—	—	—	(38,282)	(38,282)
Balances at March 31, 2023	49,473	$49	910	$—	$1,734,749	$(7,756)	$(680,663)	$1,046,379

	Common Stock, $0.001 Par Value		Treasury Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	$	Shares	$	Capital	(Loss)	Deficit	Total
Balances at December 31, 2021	47,390	$47	910	$—	$1,436,089	$(1,339)	$(560,998)	873,799
Issuance of common stock under stock plans	250	1	—	—	2,144	—	—	2,145
Restricted stock units taxes paid in cash	—	—	—		(4,354)	—	—	(4,354)
Stock-based compensation	—	—	—	—	46,436	—	—	46,436
Conversion of the 2025 Notes	—	—	—	—	(691)	—	—	(691)
Cumulative adjustment from adoption of convertible debt standard	—	—	—	—	(101,167)	—	31,366	(69,801)
Cumulative translation adjustment	—	—	—	—	—	(356)	—	(356)
Unrealized loss on investments, net of income taxes of $0	—	—	—	—	—	(4,001)	—	(4,001)
Net loss	—	—	—	—	—	—	(9,341)	(9,341)
Balances at March 31, 2022	47,640	$48	910	$—	$1,378,457	$(5,696)	$(538,973)	$833,836

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended March 31,
	2023	2022
Operating Activities:
Net loss	(38,282)	$(9,341)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities, net of acquisitions
Depreciation and amortization	16,570	12,798
Stock-based compensation	83,037	45,704
Restructuring charges	2,281	—
Gain on strategic investments	—	(4,221)
Provision on (benefit from) deferred income taxes	47	(246)
Amortization of debt discount and issuance costs	484	507
(Accretion) amortization of bond discount	(8,008)	585
Unrealized currency translation	(358)	703
Changes in assets and liabilities
Accounts receivable	30,615	3,552
Prepaid expenses and other assets	(20,417)	(3,927)
Deferred commission expense	(18,539)	(8,354)
Right-of-use assets	8,483	6,528
Accounts payable	(17,873)	3,625
Accrued expenses and other liabilities	24,221	7,135
Operating lease liabilities	(9,829)	(2,318)
Deferred revenue	28,638	29,496
Net cash and cash equivalents provided by operating activities	81,070	82,226
Investing Activities:
Purchases of investments	(362,246)	(435,547)
Maturities of investments	287,967	405,219
Purchases of property and equipment	(3,310)	(9,940)
Purchases of strategic investments	(6,000)	(5,046)
Capitalization of software development costs	(15,122)	(9,722)
Net cash and cash equivalents used in investing activities	(98,711)	(55,036)
Financing Activities:
Repayment of 2025 Convertible Notes attributable to the principal	—	(1,619)
Employee taxes paid related to the net share settlement of stock-based awards	(1,198)	(4,354)
Proceeds related to the issuance of common stock under stock plans	11,254	11,852
Net cash and cash equivalents provided by financing activities	10,056	5,879
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,722	(1,649)
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,863)	31,420
Cash, cash equivalents and restricted cash, beginning of period	334,175	380,042
Cash, cash equivalents and restricted cash, end of period	$328,312	$411,462
Supplemental cash flow disclosure:
Cash paid for income taxes	$4,063	$1,683
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$3,754
Right-of-use asset reductions related to operating lease terminations	$(1,235)	$-
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$5,919	$2,287
Asset retirement obligations	$(108)	$1,188

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, the Company has prepared the accompanying unaudited consolidated financial statements on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2022, and these consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2023. The year-end balance sheet data was derived from audited financial statements, but this Form 10-Q does not include all disclosures required under GAAP. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted under the rules and regulations of the SEC.

These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 16, 2023. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K that have had a material impact on our consolidated financial statements and related notes.

Recent Accounting Pronouncements

The Company has implemented all applicable accounting pronouncements that are in effect and there are no new accounting pronouncements that have been issued that would have a material impact on its financial position or results of operations.

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

Deferred Revenue and Deferred Commission Expense

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue. Deferred revenue during the three months ended March 31, 2023 increased by $31.5 million resulting from $533.1 million of additional invoicing and was offset by revenue recognized of $501.6 million during the same period. $289.8 million of revenue was recognized during the three months ended March 31, 2023 that was included in deferred revenue at the beginning of the period. As of March 31, 2023, approximately $622.3 million of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year. The Company expects to recognize revenue on approximately 90% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

Additional contract liabilities of $3.6 million and $3.0 were included in accrued expenses and other current liabilities on the consolidated balance sheet as of March 31, 2023 and December 31, 2022.

The incremental direct costs of obtaining a contract, which primarily consist of sales and partner commissions paid for new subscription contracts, are deferred and amortized on a straight-line basis over a period of approximately two to four years. The two to four-year period has been determined by taking into consideration the type of product sold, the commitment term of the customer contract, the nature of the Company’s technology development life-cycle, and an estimated customer relationship period. Sales and partner commissions for upgrade contracts are deferred and amortized on a straight-line basis over the remaining estimated customer relationship period of the related customer. Deferred commission expense that will be recorded as expense during the succeeding 12-month period is recorded as current deferred commission expense, and the remaining portion is recorded as long-term deferred commission expense.

Deferred commission expense during the three months ended March 31, 2023 increased by $19.2 million as a result of deferring incremental costs of obtaining a contract of $40.9 million and was offset by amortization of $21.7 million during the same period.

3. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, restricted stock units (“RSUs”), shares issued pursuant to the Employee Stock Purchase Plan (“ESPP”), performance restricted stock units (“PSUs”), the Warrants (defined in Note 8), the Conversion Option of the 2022 Notes, and the Conversion Option of the 2025 Notes (the “Conversion Options”) (Note 8) are considered to be potential common stock equivalents.

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended March 31,
	2023	2022
Net loss	$(38,282)	$(9,341)
Weighted-average common shares outstanding — basic	49,395	47,577
Dilutive effect of share equivalents resulting from stock options, RSUs, ESPP, PSUs, Warrants and the Conversion Options	—	—
Weighted-average common shares, outstanding — diluted	49,395	47,577
Net loss per share, basic and diluted	$(0.78)	$(0.20)

Since the Company incurred net losses for each of the periods presented, diluted net loss per share is the same as basic net loss per share. All of the Company’s outstanding stock options, RSUs, PSUs, and shares issuable under the ESPP, as well as the Warrants and Conversion Options were excluded in the calculation of diluted net loss per share as the effect would be anti-dilutive.

The Company uses the treasury stock method and the average market price per share during the period for calculating any potential dilutive effect of the Warrants. The average stock price for the three months ended March 31, 2023 was $364.93. The Company uses the if-converted method when calculating any potential dilutive effect of the Conversion Options, which assumes conversion of outstanding convertible securities at the beginning of the reporting period or date of issuance, if the convertible security was issued during the period.

Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended March 31, 2023 was equal to or greater than 130% of the applicable conversion price of $282.52 on each applicable trading day, the 2025 Notes (defined in Note 8) are convertible at the option of the holders thereof during the calendar quarter ending June 30, 2023. As of April 28, 2023, the Company has not received any conversion notices.

The following table contains all potentially dilutive common stock equivalents.

	As of March 31,
	2023	2022
	(in thousands)
Options to purchase common shares	511	527
RSUs	1,698	1,145
Conversion Option of the 2022 Notes and Warrants	—	1,232
Conversion Option of the 2025 Notes	1,625	1,627
PSUs	—	—
ESPP	—	—

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at March 31, 2023 and December 31, 2022:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$14,126	$—	$—	$14,126
Commercial paper	—	20,325	—	20,325
Corporate bonds	—	248,493	—	248,493
U.S. Government agency securities	—	55,175	—	55,175
U.S. Treasury securities	—	957,368	—	957,368
Restricted cash:
Money market funds	—	3,153	—	3,153
Total	$14,126	$1,284,514	$—	$1,298,640

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$11,518	$—	$—	$11,518
Commercial paper	—	16,036	—	16,036
Corporate bonds	—	261,918	—	261,918
U.S. Government agency securities	—	39,965	—	39,965
U.S. Treasury securities	—	876,534	—	876,534
Restricted cash:
Money market funds	—	3,153	—	3,153
Total	$11,518	$1,197,606	$—	$1,209,124

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At March 31, 2023 and December 31, 2022, Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.

As of March 31, 2023, the fair value of the 2025 Notes was $725.5 million. The fair value was determined based on the quoted price of the 2025 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy.

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

Strategic investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the statement of operations. The Company holds $49.6 million of strategic investments without readily determinable fair values at March 31, 2023 and $43.6 million of strategic investments without readily determinable fair values at December 31, 2022. These investments are included in other assets on the consolidated balance sheets. There were no adjustments to the carrying value of the strategic investments resulting from impairments or observable price changes in the three months ended March 31, 2023.

The following tables summarize the composition of our short- and long-term investments at March 31, 2023 and December 31, 2022.

	March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$20,325	$—	$—	$20,325
Corporate bonds	250,920	96	(2,523)	248,493
U.S. Government agency securities	55,791	13	(629)	55,175
U.S. Treasury securities	959,613	319	(2,564)	957,368
Total	$1,286,649	$428	$(5,716)	$1,281,361

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$16,036	$—	$—	$16,036
Corporate bonds	265,875	9	(3,966)	261,918
U.S. Government agency securities	40,908	1	(944)	39,965
U.S. Treasury securities	881,428	14	(4,908)	876,534
Total	$1,204,247	$24	$(9,818)	$1,194,453

For all of our securities for which the amortized cost basis was greater than the fair value at March 31, 2023, the Company has concluded that there is no plan to sell the security nor is it more likely than not that the Company would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, the Company considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

Contractual Maturities

The contractual maturities of short-term and long-term investments held at March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023		December 31, 2022
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
	(in thousands)		(in thousands)
Due within one year	$1,164,216	$1,159,547	$1,089,250	$1,081,662
Due after 1 year through 2 years	122,433	121,814	114,997	112,791
Total	$1,286,649	$1,281,361	$1,204,247	$1,194,453

5. Restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows for the three months ended March 31, 2023 and 2022.

	March 31, 2023	March 31, 2022	December 31, 2022
	(in thousands)
Cash and cash equivalents	$325,159	$408,433	$331,022
Restricted cash, included in prepaid expenses and other current assets and other assets	3,153	3,029	3,153
Total cash, cash equivalents, and restricted cash	$328,312	$411,462	$334,175

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Computer equipment and purchased software	$17,998	$17,710
Employee related computer equipment	45,301	46,399
Furniture and fixtures	21,017	21,232
Leasehold improvements	97,077	98,427
Internal-use software	35,172	32,205
Construction in progress	7,020	1,699
Total property and equipment	223,585	217,672
Less accumulated depreciation	(116,525)	(112,445)
Property and equipment, net	$107,060	$105,227

Depreciation and amortization expense on property and equipment was $7.5 million for the three months ended March 31, 2023 and $6.3 million for the three months ended March 31, 2022.

In the three months ended March 31, 2023, the Company disposed of $0.9 million of fixed assets, net, as part of the Restructuring Plan (defined in Note 14). Refer to Note 14 regarding the loss associated with fixed asset disposals in connection with the Restructuring Plan.

7. Capitalized Software Development Costs

Capitalized software development costs, exclusive of those recorded within property and equipment, consisted of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Gross capitalized software development costs	$191,858	$174,732
Accumulated amortization	(118,790)	(110,942)
Capitalized software development costs, net	$73,068	$63,790

These capitalized software development costs are associated with software developed for customer purchase. Capitalized software development costs recorded within property and equipment are associated with software developed for Company use.

Amortization of capitalized software development costs, exclusive of costs recorded within property and equipment, was $9.8 million for the three months ended March 31, 2023 and $7.1 million for three months ended March 31, 2022.

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

Each $1,000 of principal amount of the 2025 Notes will initially be convertible into 3.5396 shares of the Company’s common stock (the “Conversion Option of the 2025 Notes”), which is equivalent to an initial conversion price of approximately $282.52 per share, subject to adjustment upon the occurrence of certain specified events. On or after March 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2025 Notes at any time. The 2025 Notes will be convertible at the option of the holders prior to the close of business on the business day immediately preceding March 1, 2025 under certain circumstances as described in the indenture governing the 2025 Notes (the “Indenture”). Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The Company expects to settle the principal amount of the 2025 Notes in cash. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended March 31, 2023 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2025 Notes are convertible at the option of the holders thereof during the calendar quarter ending June 30, 2023. As of April 28, 2023, the Company has not received any conversion notices.

The net carrying amount of the liability component of the 2025 Notes is as follows:

	As of March 31, 2023	As of December 31, 2022
	(in thousands)
Principal	$459,083	$459,083
Unamortized issuance costs	(4,371)	(4,856)
Net carrying amount	$454,712	$454,227

Interest expense related to the 2025 Notes is as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Contractual interest expense	$431	$431
Amortization of issuance costs	484	481
Total interest expense	$915	$912

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

On June 1, 2022, upon the maturity of the 2022 Notes, the Company paid $19.4 million to satisfy the aggregate principal amount due and $60.4 million for the conversion premium in excess of the principal amount. The remaining Convertible Note Hedges were settled in cash and the Company received approximately $60.5 million in cash upon settlement. In addition, the remaining 1.4 million shares of Warrants were exercised in the fourth quarter of 2022, which the Company net share settled and issued 0.8 million shares of its common stock.

9. Leases

The Company leases office facilities under non-cancelable operating leases that expire at various dates through February 2035.

During the three months ended March 31, 2023, the Company terminated and abandoned various leases of office spaces globally. The Company recorded a reduction in right-of-use assets of $2.2 million and in lease liabilities of $1.2 million for these leases during the period upon the lease termination or abandonment. Refer to Note 14 regarding the loss associated with the lease termination and abandonment in connection with the Restructuring Plan.

The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of operating lease payments. To determine the estimated incremental borrowing rate, the Company uses publicly available credit ratings for peer companies. The Company estimates the incremental borrowing rate using yields for maturities that are in line with the duration of the lease payments. The weighted average discount rate for operating leases as of March 31, 2023 was 4.9%.

Operating lease expense costs were $12.9 million for the three months ended March 31, 2023 and $10.9 million for the three months ended March 31, 2022.

The Company subleases some of its unused spaces to third parties. Operating sublease income generated under all operating lease agreements for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Operating sublease income	$2,028	$1,188

Cash payments related to operating lease liabilities were $14.4 million for the three months ended March 31, 2023 and $7.6 million for the three months ended March 31, 2022.

10. Commitments and Contingencies

Contractual Obligations

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through February 2035. Certain leases contain optional termination dates. The table below only includes payments up to the optional termination date. If the Company were to extend leases beyond the optional termination date, the future commitments would increase by approximately $78.4 million.

Future minimum payments under all operating lease agreements as of March 31, 2023 are as follows:

Operating Leases
(in thousands)
Remainder of 2023	$39,595
2024	49,350
2025	48,953
2026	49,072
2027	46,320
Thereafter	196,134
Total	$429,424

Future minimum payments under all non-cancelable arrangements as of March 31, 2023 and agreements entered into since then are as follows:

Vendor Commitments
(in thousands)
Remainder of 2023	$135,459
2024	201,800
2025	213,422
2026	220,200
2027	187,684
Thereafter	184
Total	$958,749

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

11. Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ equity, for the three months ended March 31, 2023.

	Cumulative Translation Adjustment	Unrealized Loss on Investments	Total
	(in thousands)
Beginning balance at January 1, 2023	(3,070)	(9,820)	(12,890)
Other comprehensive gain before reclassifications	627	4,507	5,134
Amounts reclassified from accumulated other comprehensive income	—	—	—
Ending balance at March 31, 2023	(2,443)	(5,313)	(7,756)

12. Stock-Based Compensation Expense

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Options	$2,707	$1,999
RSUs	73,032	40,807
PSUs	3,234	—
Employee stock purchase plan	4,064	2,898
Total stock-based compensation expense	$83,037	$45,704

In the first quarter of 2023, the Compensation Committee of the Board of Directors approved the grant of performance-based restricted stock units (“PSUs”) that are eligible to be earned upon the achievement of a pre-determined revenue growth metric. To the extent earned, 33% of the PSUs will vest in the first quarter of 2024 and the remaining 67% will vest in eight equal quarterly installments thereafter. No PSUs will be earned if the pre-determined revenue growth metric is not achieved, and the overall number of shares that may be earned shall not exceed 150% of the target award. Stock-based compensation costs for PSUs are recognized using the graded vesting attribution method over the requisite service period.

Effect of stock-based compensation expense on income by line item:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cost of revenue, subscription	$2,745	$1,823
Cost of revenue, professional services and other	1,087	835
Research and development	33,324	16,986
Sales and marketing	30,169	16,869
General and administrative	15,712	9,191
Total stock-based compensation expense	$83,037	$45,704

Capitalized software development costs excluded from stock-based compensation expense is $4.6 million for the three months ended March 31, 2023 and $1.6 million for the three months ended March 31, 2022. Also excluded in the three months ended March 31, 2023 is $1.0 million of stock-based compensation expense incurred in connection with the Restructuring Plan. See Note 14 for more details.

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

Revenues by geographical region:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Americas	$307,822	$242,027
Europe	150,839	119,189
Asia Pacific	42,959	34,383
Total	$501,620	$395,599
Percentage of revenues generated outside of the Americas	39%	39%

Revenue derived from customers outside the United States (international) was approximately 46% of total revenue in the three months ended March 31, 2023 and 2022.

Total long-lived assets by geographical region:

	As of March 31, 2023	As of December 31, 2022
	(in thousands)
Americas	$289,138	$290,977
Europe	120,535	123,311
Asia Pacific	7,387	10,243
Total long-lived assets	$417,060	$424,531
Percentage of long-lived assets held outside of the Americas	31%	31%

14. Restructuring Plan

On January 25, 2023, the Company's board of directors authorized a restructuring plan (the “Restructuring Plan”) that is designed to reduce operating costs and enable investment in key opportunities for long-term growth while driving continued profitability. The Restructuring Plan includes a reduction of the Company’s workforce by approximately 7% and a global lease consolidation to create higher density across our workspaces.

In the three months ended March 31, 2023, the Company incurred $28.6 million of restructuring charges, primarily composed of $26.8 million for severance, employee related benefits, and other costs, including $1.0 million of stock-based compensation expense, and $1.8 million related to facilities. The charges were recorded to the restructuring line item within the consolidated statements of operations.

The following table summarizes the Company's restructuring liabilities, which is recorded in current liabilities, as of March 31, 2023. The Company expects to make most payments associated with these restructuring costs in the second quarter of 2023.

Restructuring liability
(in thousands)
Beginning balance at January 1, 2023	$—
Charges	25,793
Payments	(21,903)
Ending balance at March 31, 2023	$3,890

The Company expects to make most payments associated with these restructuring costs in the second quarter of 2023. The actions associated with the workforce reduction under the Restructuring Plan are expected to be complete by the end of the second quarter of 2023, subject to local law and consultation requirements. The actions associated with the global lease consolidation under the Restructuring Plan are expected to be fully completed in 2023. The Company estimates that it will incur additional charges of approximately $62.0 million to $69.0 million, majority of which relates to lease consolidation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 16, 2023. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.

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

We focus on selling to mid-market business-to-business, or B2B, companies, which we define as companies that have between two and 2,000 employees. While our CRM Platform was built to grow with any company, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving this market segment. These mid-market businesses seek an integrated, easy-to-implement and easy-to-use solution to reach customers and compete with organizations that have larger marketing, sales, and customer service budgets. We efficiently reach these businesses at scale through our proven inbound methodology, our Solutions Partners, and our “freemium” model. A Solutions Partner is a service provider that helps businesses with strategy, execution, and implementation of go-to-market activities and technology solutions. Our freemium model attracts customers who begin using our CRM Platform through our free products and then upgrade to our paid products. As of March 31, 2023, we had 7,055 full-time employees and 177,298 Customers of varying sizes in more than 120 countries, representing many industries.

We derive most of our revenue from subscriptions to our cloud-based CRM Platform and related professional services, which consist of customer on-boarding, training and consulting services. Subscription revenue accounted for 98% of our total revenue for the three months ended March 31, 2023 and 97% of our total revenue for the three months ended March 31, 2022. We sell multiple product plans at different base prices on a subscription basis, each of which includes our CRM and integrated applications to meet the needs of the various customers we serve. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We also generate additional revenue based on the purchase of additional subscriptions and products, and the number of account users and subdomains. Most of our customers’ subscriptions are one year or less in duration.

Subscriptions are billed in advance on various schedules. Because the mix of billing terms for orders can vary from period to period, the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. Accordingly, we do not believe that change in deferred revenue is an accurate indicator of future revenue.

Many of our customers purchase on-boarding, training, and consulting services, and utilize other tools and Payments, which are designed to help customers enhance their ability to attract, engage and delight their customers using our CRM Platform. We also generate revenue from a number of revenue-share agreements with other companies based on mutually agreed upon terms. Professional services and other revenue accounted for 2% of total revenue for three months ended March 31, 2023 and 3% of our total revenue for the three months ended March 31, 2022.

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

We believe that the growth of our business is dependent on many factors, including our ability to expand our customer base, increase adoption of our CRM Platform within existing customers, develop new products and applications to extend the functionality of our CRM Platform and provide a high level of customer service. We have invested and intend to continue investing for long-term growth. We intend to continue to invest in sales and marketing to support our growth. We plan to continue to invest in research and development as we continue to introduce new products and applications to extend the functionality of our CRM Platform. We intend to maintain a high level of customer service and support which we consider critical for our continued success. We also plan to continue investing in our data center infrastructure and services capabilities in order to support continued future customer growth. We also expect to continue to incur additional general and administrative expenses as a result of both our growth and the infrastructure required to be a public company. We expect to use our cash flow from operations and the proceeds from our convertible debt to fund these growth strategies and support our business and do not expect to be profitable in the near term.

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

Results of Operations for the Three Months Ended March 31, 2023 and 2022

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

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Revenues:
Subscription	$489,743	$384,956
Professional services and other	11,877	10,643
Total revenue	501,620	395,599
Cost of revenues:
Subscription	68,339	59,384
Professional services and other	13,707	13,552
Total cost of revenues	82,046	72,936
Gross profit	419,574	322,663
Operating expenses:
Research and development	127,683	92,736
Sales and marketing	250,683	197,134
General and administrative	57,405	43,947
Restructuring	28,570	-
Total operating expenses	464,341	333,817
Loss from operations	(44,767)	(11,154)
Other expense:
Interest income	10,472	515
Interest expense	(930)	(950)
Other (expense) income	(794)	3,692
Total other income	8,748	3,257
Loss before income tax expense	(36,019)	(7,897)
Income tax expense	(2,263)	(1,444)
Net loss	$(38,282)	$(9,341)

	Three Months Ended March 31,
	2023	2022
Revenue:
Subscription	98%	97%
Professional services and other	2	3
Total revenue	100	100
Cost of revenue:
Subscription	14	15
Professional services and other	3	3
Total cost of revenue	16	18
Gross profit	84	82
Operating expenses:
Research and development	25	23
Sales and marketing	50	50
General and administrative	11	11
Restructuring	6	-
Total operating expenses	93	84
Loss from operations	(9)	(3)
Total other income	2	1
Loss before income tax expense	(7)	(2)
Income tax expense	(0)	(0)
Net loss	(8)%	(2)%

Percentages are based on actual values. Totals may not sum due to rounding.

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Revenue

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Revenues:
Subscription	$489,743	$384,956	$104,787	27%
Professional services and other	11,877	10,643	1,234	12%
Total revenue	$501,620	$395,599	$106,021	27%

Subscription revenue increased during the three months ended March 31, 2023 compared to the same period in 2022 primarily due to the increase in Customers, which grew from 143,689 as of March 31, 2022 to 177,298 as of March 31, 2023. Average Subscription Revenue per Customer increased from $11,030 for the three months ended March 31, 2022 to $11,365 for the three months ended March 31, 2023. The growth in Customers was primarily driven by increased demand for our lower-priced Starter products. The increase in Average Subscription Revenue per Customer was primarily driven by a continued demand for our Professional and Enterprise products, offset by continued purchases of our lower-priced Starter products and the impact of foreign currency translation primarily attributable to the decline in the value of the Euro and British Pound Sterling relative to the U.S. Dollar.

Professional services and other revenue increased during the three months ended March 31, 2023 compared to the same period in 2022 primarily due to increase in overall services revenue from onboarding and fees earned from other revenue streams.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Total cost of revenue	$82,046	$72,936	$9,110	12%
Gross profit	$419,574	$322,663	$96,911	30%
Gross margin percentage	84%	82%

Total cost of revenue for the three months ended March 31, 2023 increased compared to the same period in 2022 primarily due to an increase in subscription and hosting costs, amortization of capitalized software development costs, amortization of acquired technology, offset by decreases in employee-related costs and allocated overhead expenses. The increase in gross margin was primarily driven by benefits from hosting cost efficiencies from infrastructure optimization efforts.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Subscription cost of revenue	$68,339	$59,384	$8,955	15%
Percentage of subscription revenue	14%	15%

The increase in subscription cost of revenue for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to the following:

Change
Three Months
(in thousands)
Subscription and hosting costs	$7,766
Amortization of capitalized software development costs	2,184
Amortization of acquired technology	78
Employee-related costs	(789)
Allocated overhead expenses	(284)
$8,955

Subscription and hosting costs increased primarily due to growth in our Customer base from 143,689 as of March 31, 2022 to 177,298 as of March 31, 2023. We also saw higher subscription and hosting costs as we continued to focus on the security, reliability and performance of our CRM Platform. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continued to develop new products and increased functionality. Amortization of acquired technology increased due to certain acquired technology being amortized using a method reflective of the expected economic benefit consumption over the expected useful life of the asset. Employee-related costs decreased as a result of the workforce reduction under the Restructuring Plan. Allocated overhead expenses decreased primarily due to lower cost allocation.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Professional services and other cost of revenue	$13,707	$13,552	$155	1%
Percentage of professional services and other revenue	115%	127%

The increase in professional services and other cost of revenue for three months ended March 31, 2023 compared to the same period in 2022 was primarily due to the following:

Change
Three Months
(in thousands)
Allocated overhead and other expenses	$1,196
Employee-related costs	(1,041)
$155

Allocated overhead and other expenses increased primarily due to increased costs associated with our other service offerings. Employee-related costs decreased as a result of the workforce reduction under the Restructuring Plan.

Research and Development

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Research and development	$127,683	$92,736	$34,947	38%
Percentage of total revenue	25%	23%

The increase in research and development expense for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to the following:

Change
Three Months
(in thousands)
Employee-related costs	$32,937
Allocated overhead expenses	2,010
$34,947

Employee-related costs increased as a result of increased headcount as we continued to grow our engineering organization to develop new products, increase functionality and to maintain our existing CRM Platform. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business.

Sales and Marketing

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Sales and marketing	$250,683	$197,134	$53,549	27%
Percentage of total revenue	50%	50%

The increase in sales and marketing expense for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to the following:

Change
Three Months
(in thousands)
Employee-related costs	$41,342
Solutions Partner commissions	5,673
Marketing programs	4,306
Allocated overhead expenses	1,871
Amortization of customer relationships	357
$53,549

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

General and Administrative

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change	% Change
General and administrative	$57,405	$43,947	$13,458	31%
Percentage of total revenue	11%	11%

The increase in general and administrative expense for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to the following:

Change
Three Months
(in thousands)
Employee-related costs	$9,636
Customer credit card fees	1,899
Allocated overhead expenses	1,923
$13,458

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

Restructuring

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Restructuring	$28,570	$—	$28,570	n/a
Percentage of total revenue	6%	0%

Restructuring charges were $28.6 million in the three months ended March 31, 2023 due to the implementation of the Restructuring Plan in the first quarter of 2023. Restructuring costs primarily consisted of $26.8 million of severance, employee related benefits and other costs, and $1.8 million related to facilities. There were no restructuring charges in the three months ended March 31, 2022.

Interest income

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Interest income	$10,472	$515	$9,957	1933	%
Percentage of total revenue	2%	*

* not meaningful

Interest income primarily consists of interest earned on invested cash and cash equivalents balances and investments. The increase during the three months ended March 31, 2023 is due to an increase in yields on our investment balances.

Interest expense

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Interest expense	$(930)	$(950)	$(20)	(2)%
Percentage of total revenue	*	*

* not meaningful

Interest expense primarily consists of amortization of the debt discount and issuance costs and contractual interest expense related to our 2025 Notes. Interest expense remained relatively consistent.

Other income

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Other (expense) income	$(794)	$3,692	$(4,486)	(122)%
Percentage of total revenue	*	1%

* not meaningful

The change in other income during the three months ended March 31, 2023 is primarily due to the following:

Change
Three Months
(in thousands)
Foreign currency gains and losses	$(265)
Gain on strategic investments	(4,221)
$(4,486)

Other (expense) income primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities and any gains or impairments on our strategic investments. The decrease in gain on strategic investments is due to gains of $4.2 million from observable price changes in the three months ended March 31, 2022. No gains or losses were recorded in the three months ended March 31, 2023. The increase in foreign currency transaction losses is primarily attributable to the decline in the value of the Euro and British Pound Sterling relative to the U.S. Dollar.

Income tax expense

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Income tax expense	$(2,263)	$(1,444)	$819	(57)%
Effective tax rate	6%	18%

Income tax expense consists of current and deferred taxes for U.S. and foreign income taxes. The increase in income tax expense was primarily driven by increased income in jurisdictions outside of the U.S. that are profitable from a tax perspective and a limitation on the utilization of U.S. net operating loss carry-forwards.

Liquidity and Capital Resources

Our principal sources of liquidity to date have been cash and cash equivalents, net accounts receivable, our common stock offerings, and our convertible notes offerings.

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents provided by operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities for the three months ended March 31, 2023 and 2022.

	Three Months ended March 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$325,159	$408,433
Working capital	1,011,646	829,110
Net cash and cash equivalents provided by operating activities	81,070	82,226
Net cash and cash equivalents used in investing activities	(98,711)	(55,036)
Net cash and cash equivalents provided by financing activities	10,056	5,879

Our cash and cash equivalents at March 31, 2023 were held for working capital purposes. At March 31, 2023, $159.2 million of our cash and cash equivalents was held in accounts outside the United States. We do not assert indefinite reinvestment of our foreign earnings because these earnings have been subject to United States Federal tax. While we have concluded that any incremental tax incurred upon ultimate distribution of these earnings to be immaterial, our current plans do not demonstrate a need to repatriate undistributed earnings to fund our U.S. operations.

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

Net cash and cash equivalents provided by operating activities during the three months ended March 31, 2023 primarily reflected our net loss of $38.3 million, $8.0 million accretion of bond discounts, offset by non-cash expenses that included $16.6 million of depreciation and amortization, $83.0 million in stock-based compensation, restructuring charges of $2.2 million, and $0.5 million of amortization of debt discount and issuance costs. Working capital sources of cash and cash equivalents primarily included a $28.6 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $30.6 million decrease in accounts receivable related to increased collection, a $8.5 million increase in right-of-use asset, and $24.2 million increase in accrued expenses and other liabilities. These sources of cash and cash equivalents were offset by a $20.4 million increase in prepaid expenses and other assets, a $9.8 million decrease in operating lease liabilities, a $18.5 million increase in deferred commissions, and a $17.9 million increase in accounts payable related to timing of bill payments

Net cash and cash equivalents provided by operating activities during the three months ended March 31, 2022 primarily reflected our net loss of $9.3 million, benefit from deferred income taxes of $0.2 million, and gains on strategic investments of $4.2 million, offset by non-cash expenses that included $12.8 million of depreciation and amortization, $45.7 million in stock-based compensation, $0.6 million amortization of bond discounts, and $0.5 million of amortization of debt discount and issuance costs. Working capital sources of cash and cash equivalents primarily included a $29.5 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $3.6 million decrease in accounts receivable related to increased collection, a $6.5 million increase in right-of-use asset, a $3.6 million increase in accounts payable related to timing of bill payments, and $7.1 million increase in accrued expenses and other liabilities. These sources of cash and cash equivalents were offset by a $3.9 million increase in prepaid expenses and other assets, a $2.3 million decrease in operating lease liabilities, and a $8.4 million increase in deferred commissions.

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

Net cash and cash equivalents used in investing activities during the three months ended March 31, 2023 consisted primarily of $362.2 million purchases of investments and $3.6 million of purchased property and equipment, $6.0 million of purchases of strategic investments, and $14.9 million of capitalized software development costs. These uses of cash were offset by $288.0 million received related to the maturity of investments.

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

Net Cash and Cash Equivalents Provided by Financing Activities

Our financing activities have consisted primarily of the repayment of our 2025 Notes, the issuance of common stock under our stock plans, and payments of employee taxes related to the net share settlement of stock-based awards,.

For the three months ended March 31, 2023 cash used in financing activities consisted $1.2 million used for payment of employee taxes related to the net share settlement of stock-based awards, offset by $11.3 million of proceeds related to issuance of common stock under stock plans.

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2023 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we are committed to contribute additional capital of $6.3 million to the Black Economic Development Fund. There were no other material off-balance sheet arrangements exclusive of operating leases and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

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

Market Risk and Market Interest Risk

In June 2020, we issued $460 million aggregate principal amount of convertible senior notes due June 1, 2025, of which $459.1 million remains outstanding as of March 31, 2023 the “2025 Notes”). The fair value of the 2025 Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the 2025 Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of the 2025 Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Generally, the fair values of the 2025 Notes will increase as interest rates fall and decrease as interest rates rise. Additionally, we carry the 2025 Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. The Federal Reserve has raised, and may continue to raise interest rates in an effort to combat high inflation and may continue to do so in the future. There continues to be uncertainty in the changing market and economic conditions, including the possibility or additional measures that could be taken by the Federal Reserve and other government agencies, related to concerns over inflation risk.

The table below provides a sensitivity analysis of hypothetical 10% changes of our stock price as of March 31, 2023 and the estimated impact on the fair value of the 2025 Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such an event may have on the fair value of the 2025 Notes.

2025 Notes

Hypothetical change in HubSpot stock price	Fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$788,016	$62,509	9%
No change	$725,507	$—	—
10% decrease	$662,962	$(62,545)	(9)%

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

Item 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q and in our other public filings before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q and in our other public filings. The trading price of our common stock could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

Risks Related to Our Business and Strategy

We are dependent upon customer renewals, the addition of new customers, increased revenue from existing customers and the continued growth of the market for a CRM Platform.

We derive, and expect to continue to derive, a substantial portion of our revenue from the sale of subscriptions to our CRM Platform. The market for inbound marketing, sales, service, operations and customer management products is still evolving, and competitive dynamics may cause pricing levels to change as the market matures and as existing and new market participants introduce new types of point applications and different approaches to enable businesses to address their respective needs. As a result, we may be forced to reduce the prices we charge for our platform and may be unable to renew existing customer agreements or enter into new customer agreements at the same prices and upon the same terms that we have historically. In addition, our growth strategy involves a scalable pricing model (including freemium versions of our products) intended to provide us with an opportunity to increase the value of our customer relationships over time as we expand their use of our platform, sell to other parts of their organizations, cross-sell our sales products to existing marketing product customers and vice versa through touchless or low touch in product purchases, and upsell additional offerings and features. If our cross-selling efforts are unsuccessful or if our existing customers do not expand their use of our platform or adopt additional offerings and features, our operating results may suffer.

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

Prior to the implementation of our Restructuring Plan in January 2023, our headcount and operations grew substantially. To date, we have opened several international offices. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. While we expect to continue to grow headcount and operations over the long-term, in January 2023, we authorized a workforce reduction impacting approximately 7% of our workforce and began exiting select leases to consolidate our office space. We may be unable to effectively manage the organizational changes we have made in connection with the Restructuring Plan, which could result in difficulty or delays in delivering our products to customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new products and services or enhancing existing products and services, reputational harm, loss of customers, or operational difficulties in executing sales strategies, any of which could adversely affect our business performance and operating results. We anticipate future growth will be required over the long term to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. Furthermore, as more of our employees work remotely from geographic areas across the globe on a permanent basis pursuant to our hybrid workplace model, which provides our employees with the option to be fully remote, work full-time from one of our offices, or have the flexibility to work both in the office and remotely, we may need to reallocate our investment of resources and closely monitor a variety of local regulations and requirements, including local tax laws. We may experience unpredictability in our expenses and employee work culture. If we experience any of these effects in connection with future growth, if our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating new employees, or retaining our existing employees, it could materially impair our ability to attract new customers, retain existing customers and expand their use of our platform, all of which would materially and adversely affect our business, financial condition and results of operations.

In addition, our information technology infrastructure, operational, financial and management systems and procedures may not be able to effectively manage changes to our headcount, operations and office space that result from the Restructuring Plan. Our Restructuring Plan has increased our short-term costs, which makes it more difficult for us to address any future revenue shortfalls by reducing expenses in the short-term. If we fail to successfully manage organizational changes in connection with the Restructuring Plan or our future growth, we will be unable to successfully execute our business plan, which could have a negative impact on our business, results of operations or financial condition.

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

The development of next-generation solutions that utilize new and advanced features, including artificial intelligence (“AI”) and machine learning, involves making predictions regarding the willingness of the market to adopt such technologies over legacy solutions. The Company may be required to commit significant resources to developing new products, software and services before knowing whether such investment will result in products or services that the market will accept.

The Company’s inability, for technological or other reasons, some of which may be beyond the Company’s control, to enhance, develop, introduce and monetize products and services in a timely manner, or at all, in response to changing market conditions or customer requirements could have a material adverse effect on the Company’s business, results of operations and financial condition or could result in its products and services not achieving market acceptance or becoming obsolete. In addition, if the Company fails to deliver a compelling customer experience or accurately predict emerging technological trends and the changing needs of customers and end users, or if the features of its new products and services do not meet the demands of its customers or are not sufficiently differentiated from those of its competitors, the Company’s business, results of operations and financial condition could be materially harmed.

Uncertainty around new and emerging AI applications such as generative AI content creation may require additional investment in the development of proprietary datasets and machine learning models, development of new approaches and processes to provide attribution or remuneration to content creators and building systems that enable creatives to have greater control over the use of their work in the development of AI, which may be costly and could impact our profit margin if we are unable to monetize such assets. Developing, testing and deploying AI systems may also increase the cost profile of our offerings due to the nature of the computing costs involved in such systems.

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

In January 2023, we implemented our Restructuring Plan, which was designed to reduce operating costs and enable investment in key opportunities for long-term growth while driving continued profitability. The Restructuring Plan included a reduction of the Company’s current workforce by approximately 7% and a lease consolidation to create higher density across our workspaces.

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

Social and ethical issues relating to the use of new and evolving technologies, such as AI, in our offerings may result in reputational harm and liability.

Social and ethical issues relating to the use of new and evolving technologies such as AI in our offerings, may result in reputational harm and liability, and may cause us to incur additional research and development costs to resolve such issues. We are increasingly building AI into many of our offerings. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm or legal liability. Potential government regulation related to AI use and ethics may also increase the burden and cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our products and services. The rapid evolution of AI will require the application of resources to develop, test and maintain our products and services to help ensure that AI is implemented ethically in order to minimize unintended, harmful impact.

Risks Related to Employee Matters

If we cannot maintain our company culture as we experience changes in our workforce, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success and our business may be harmed.

We believe that a critical component to our success has been our company culture, which is based on transparency and personal autonomy. We have invested substantial time and resources in building our team within this company culture. In January 2023, we authorized a workforce reduction impacting approximately 7% of our workforce as part of our Restructuring Plan. The workforce reduction may make it more difficult to preserve our company culture and may negatively impact employee morale. In 2020, we made the decision to permanently move to a hybrid workplace model, which means our employees have the option to be fully remote, work full-time from one of our offices, or work both in the office and remotely. Preservation of our corporate culture has been made more difficult as the majority of our workforce has been working from home, and may become more difficult due to the changes resulting from the Restructuring Plan. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. As we grow and continue to develop our company infrastructure, and experience organizational change, we may find it difficult to maintain these important aspects of our company culture and our business may be adversely impacted.

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

To execute our business strategy, we must attract and retain highly qualified personnel. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing and managing cloud-based software, as well as for skilled information technology, marketing, sales and operations professionals, and we may not be successful in attracting and retaining the professionals we need. Also, inbound sales, marketing, services, operations, and content management domain experts are very important to our success and are difficult to replace. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and difficulty in retaining highly skilled employees with appropriate qualifications. In particular, we have experienced a competitive hiring environment in the Greater Boston area, where we are headquartered and will continue to experience a competitive hiring environment as we recruit for remote talent worldwide. Many of the companies with which we compete for experienced personnel have greater resources than we do. The change by companies to offer a remote or hybrid work environment may increase the competition for such employees from employers outside of our traditional office locations. The workforce reduction we have implemented as part of our Restructuring Plan may negatively impact our ability to attract, integrate, retain and motivate highly qualified employees, and may harm our reputation with current or prospective employees. In addition, if we choose to no longer offer a remote or hybrid work environment, we may face more difficulty in retaining our workforce. Further, labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, and workforce participation rates. In addition, if our reputation were to be harmed, whether as a result of media, legislative, or regulatory scrutiny or otherwise, it could make it more difficult to attract and retain personnel that are critical to the success of our business.

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

Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the software industry may harm us. The United States and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, volatility in the banking sector, bankruptcies, inflation and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. Weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs, trade agreements or governmental fiscal, monetary and tax policies, among others, could adversely impact our business, financial condition and operating results. Further, weak market conditions have, and could in the future result in, impairment of our investments and long-lived assets.

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

Cyber-attacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing) are prevalent in our industry, the industries of certain of our service providers and our customers' industries. Our internal computer systems and those of our current and any future strategic collaborators, vendors, and other contractors or consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, cybersecurity threats, terrorism, war and telecommunication and electrical failures. Accordingly, if our cybersecurity measures or those of our service providers fail to protect against unauthorized access, attacks (which may include sophisticated cyberattacks), compromise or the mishandling of data by our employees and contractors, then our reputation, customer trust, business, results of operations and financial condition could be adversely affected. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. The techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. Because the techniques used by threat actors who may attempt to penetrate and sabotage our computer systems change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Additionally, as remote work and resource access expand, there is an increased risk that we may experience cybersecurity-related events such as phishing attacks, exploitation of any cybersecurity flaws that may exist, an increase in the number of cybersecurity threats or attacks, and other security challenges as a result of most of our employees and our service providers continuing to work remotely from non-corporate managed networks. There is also a risk of potential increase in such attacks due to cyberwarfare in connection with the ongoing conflict between Russia and Ukraine, and this could adversely affect our and our suppliers' ability to maintain or enhance key cybersecurity and data protection measures. We have previously been, and may in the future become, the target of cyber-attacks by third parties seeking unauthorized access to our or our customers' data, systems, or infrastructure, or to disrupt our operations or ability to provide our services.

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

Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, including the U.S. Federal Trade Commission (“FTC”), and state attorneys general, and various state, local and foreign agencies, such as the California Privacy Protection Agency and EU data protection authorities. We collect personal data and other data from our customers, prospects, and partners. We also handle personal data about our customers’ customers. We use and share this information to provide services to our customers, to support, expand and improve our business.

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, processing, distribution, use, storage and safeguarding of personal data. In the United States, the FTC and many state attorneys general are applying federal and state privacy and consumer protection laws to impose standards for the online collection, use and dissemination of personal and other data. However, these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. Any failure or perceived failure by us to comply with privacy or data security laws, policies, legal obligations or industry standards or any security incident that results in the unauthorized, disclosure, release or transfer of personal data or other customer data may result in governmental enforcement actions, litigation, fines and penalties and/or adverse publicity, and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.

Laws and regulations governing privacy, data protection and cybersecurity are rapidly evolving, and changes to such laws and regulations could require us to change features of our platform or restrict our customers’ ability to collect and use email addresses, page viewing data and other personal data, which may reduce demand for our platform. Our failure to comply with federal, state and foreign privacy and cybersecurity laws and regulations could harm our ability to successfully operate our business and pursue our business goals.

For example, the California Consumer Privacy Act (the “CCPA”), as amended by the California Privacy Rights Act (the “CPRA”), among other things, require covered companies to provide new disclosures to California residents and afford such individuals the ability to opt out of the sales or sharing of their personal data. The CCPA may require us to modify our data collection or processing practices and policies and to potentially incur substantial costs and expenses in an effort to comply. In addition to increasing our potential exposure to regulatory enforcement, the CCPA also provides for violations and a limited private right of action, which may increase our exposure to civil litigation.

Other states, including Virginia, Colorado, Utah, Connecticut and Iowa, have now passed comprehensive privacy and data security laws, which impose obligations on covered businesses similar – but not identical – to those under the CCPA. Such laws will enter into force in 2023 and 2024. A number of other states have proposed similar or sector specific privacy legislation,; and the U.S. Congress is considering legislation that may preempt some or all of such U.S. state privacy laws, providing a more robust private right of action. The evolving complexity of privacy and data security legislation in the U.S. may complicate our compliance efforts and further increase our risk of regulatory enforcement, penalties and litigation.

In addition, many foreign jurisdictions in which we do business, including the European Union, Japan, United Kingdom, Canada, Australia, and others have laws and regulations dealing with the collection and use of personal data obtained from their residents, which are more restrictive in certain respects than those in the U.S. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personal data that identifies or may be used to identify an individual. In relevant part, these foreign laws and regulations may affect our ability to engage in lead generation activities by imposing heightened requirements, such as affirmative opt-ins or other consent prior to sending commercial correspondence, obtaining leads or engaging in electronic tracking activities that aid our marketing and business intelligence. We may be required to modify our policies, procedures, and data processing measures in order to address requirements under these or other privacy, data protection, or cyber security regimes, and may face claims, litigation, investigations, or other proceedings regarding them and may incur related liabilities, expenses, costs, and operational losses.

Within the European Union, the EU GDPR, and in the United Kingdom, the EU GDPR as incorporated into the laws of the United Kingdom (the “UK GDPR” together with the EU GDPR, the “GDPR”), impose heightened obligations and risk upon our business and may substantially increase the penalties to which we could be subject in the event of any non-compliance. Non-compliance with the GDPR and the related national data protection laws of the European Union Member States may result in monetary penalties of up to €20 million (£17.5 million) or 4% of worldwide annual revenue, whichever is higher.

The proliferation of privacy and data protection laws has heightened risks and uncertainties concerning cross-border transfers of personal data and other data, which could impose significant compliance costs and expenses on our business, increase our potential exposure to regulatory enforcement and/or litigation, and have a negative effect on our existing business and on our ability to attract and retain new customers. To enable the transfer of personal data outside of the European Union or United Kingdom, adequate safeguards must be implemented in compliance with data protection laws. On June 4, 2021, the European Commission published new versions of its Standard Contractual Clauses (“SCCs”), which are required for all transfers of personal data from the European Union to third countries (including the U.S). The United Kingdom is not subject to the new SCCs but has its own equivalent, being the international data transfer agreement and/or UK Addendum (“IDTAs”). The IDTAs must be entered into for new contracts, but allow for a transition period until March 21, 2024 for existing contracts. Our customer agreements include the updated SCCs and UK IDTAs. We are in the process of transitioning to the IDTAs for existing contracts, and doing so will require significant effort and cost. Under the new SCCs and IDTAs, companies are also required to assess the risk of a data transfer on a case-by-case basis by undertaking a transfer impact assessment, and may be required to adopt additional measures to accomplish transfers of personal data to the United States and other third countries. There continue to be concerns about whether the SCCs will face additional challenges. Until the remaining legal uncertainties regarding how to legally continue these transfers are settled, we will continue to face uncertainty as to whether our customers will be permitted to transfer personal data to the United States for processing by us as part of our platform services. Our customers may view data transfer mechanisms and the requirement to undertake a transfer impact assessment as being too costly, too burdensome, too legally uncertain or otherwise objectionable and therefore decide not to do business with us.

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

State, local, and non-U.S. jurisdictions have differing rules and regulations governing sales, use, value added, digital service, and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our CRM Platform in various jurisdictions can be unclear. Further, these jurisdictions’ rules regarding tax nexus are complex and vary significantly. As a result, we could face the possibility of tax assessments and audits, and our liability for these taxes and associated penalties could exceed our original estimates. A successful assertion that we should be collecting additional sales, use, value added or other taxes in those jurisdictions where we have not historically done so and do not accrue for such taxes could result in substantial tax liabilities and related penalties for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results.

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

We generated net losses of $38.3 million and $9.3 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $680.7 million. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We have spent and intend to continue to expend significant funds on our marketing, sales, customer service, operations, and content management operations, develop and enhance our CRM Platform, scale our data center infrastructure and services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

From time to time, we may invest funds in social impact investment funds, and may receive no return on our investment or lose our entire investment.

From time to time, we may invest in social impact investment funds. As of March 31, 2023, we have invested $6.2 million in the Black Economic Development Fund and $7.5 million in support of Minority Depository Institutions to help close the racial wealth, health and opportunity gap. There is no guarantee as to the performance of this investment or any similar investments we make in the future. Depending on the performance of this investment and future investments we may make, we may not receive any return on our investment or we may lose our entire investment, which could have an adverse effect on our business.

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

Our quarterly operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance, and comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risks described in this Quarterly Report on Form 10-Q, factors that may affect our quarterly operating results include the following:

•
changes in spending on marketing, sales, customer service, operations and content management software by our current or prospective customers;
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

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial condition and results of operations.

We apply accounting principles and related pronouncements, implementation guidelines and interpretations to a wide range of matters that are relevant to our business, are highly complex and involve subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation, or changes in underlying assumptions, estimates or judgments by our management, could significantly change our reported or expected financial performance.

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

Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended March 31, 2023 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2025 Notes are convertible at the option of the holders thereof during the calendar quarter ending June 30, 2023. As of April 28, 2023, the Company has not received any conversion notices with respect to the 2025 Notes. Whether the Notes that remain outstanding will be convertible following the calendar quarter ending March 31, 2023 will depend on the continued satisfaction of this condition or another conversion condition in the future. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

We are subject to counterparty risk with respect to the Capped Call Options.

In connection with the offering of the 2025 Notes, we purchased capped call options (“Capped Call Options”) with respect to our common stock for $50.6 million. The counterparties to the Capped Call Options are financial institutions, and we will be subject to the risk that one or more of the counterparties may default, fail to perform or exercise their termination rights under the Capped Call Options. Global economic conditions have, from time to time, resulted in the actual or perceived failure or financial difficulties of many financial institutions. If a counterparty to the Capped Call Options becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transaction. In addition, upon a default, failure to perform or a termination of the Capped Call Options by a counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the counterparties.

Risks Related to Our Common Stock

Our stock price may be volatile and you may be unable to sell your shares at or above the price you purchased them.

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share, our stock price has ranged from $25.79 to $866.00 through March 31, 2023. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults on Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are filed or incorporated by reference into this Report.

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Fourth Amended and Restated Bylaws of the Registrant

4.1(3)	Form of Common Stock certificate of the Registrant

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

** Filed herewith.

(1) Incorporated by reference to Exhibit 3.1 to HubSpot, Inc.’s Annual Report on Form 10-K filed on February 24, 2016.

(2) Incorporated by reference to Exhibit 3.1 to HubSpot Inc.’s Current Report on Form 8-K filed with the SEC January 27, 2023.

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

May 3, 2023