Form 10-Q
period 2023-06-30
HUBSPOT INC
filed 2023-08-02
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2023

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

There were 50,015,326 shares of the registrant’s Common Stock issued and outstanding as of July 28, 2023.

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
•
the impact of competition in our industry and innovation by our competitors including as a result of new or better use of evolving artificial intelligence technologies;
•
our anticipated growth and expectations regarding our ability to manage our future growth;
•
our expectations regarding the potential impact of geo-political conflicts, inflationary pressures, foreign currency movement, macroeconomic stability, and catastrophic events, such as the COVID-19 pandemic, on our business, the broader economy, our workforce and operations, the markets in which we and our partners and customers operate, and our ability to forecast future financial performance;
•
our anticipated areas of investments, including sales and marketing, research and development including with respect to artificial intelligence and machine learning, customer service and support, data center infrastructure and service capabilities, and expectations relating to such investments;
•
our predictions about industry and market trends;
•
our ability to anticipate and address the evolution of technology and the technological needs of our customers, to roll-out upgrades to our existing software platform and to develop new and enhanced applications to meet the needs of our customers including with respect to artificial intelligence and machine learning;
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

PART I — Financial Information

Item 1. Financial Statements

HubSpot, Inc.

Unaudited Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$457,218	$331,022
Short-term investments	1,071,927	1,081,662
Accounts receivable — net of allowance for doubtful accounts of $4,178 at June 30, 2023 and $3,266 at December 31, 2022	206,697	226,849
Deferred commission expense	82,158	70,992
Prepaid expenses and other current assets	89,845	44,074
Total current assets	1,907,845	1,754,599
Long-term investments	146,245	112,791
Property and equipment, net	104,227	105,227
Capitalized software development costs, net	86,548	63,790
Right-of-use assets	262,759	319,304
Deferred commission expense, net of current portion	93,277	66,559
Other assets	65,876	58,795
Intangible assets, net	15,854	17,446
Goodwill	46,464	46,227
Total assets	$2,729,095	$2,544,738
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,133	$20,883
Accrued compensation costs	69,758	62,846
Accrued expenses and other current liabilities	157,485	102,122
Operating lease liabilities	31,145	35,928
Deferred revenue	585,934	539,874
Total current liabilities	847,455	761,653
Operating lease liabilities, net of current portion	313,632	316,184
Deferred revenue, net of current portion	4,568	5,904
Other long-term liabilities	25,768	14,546
Convertible senior notes	455,207	454,227
Total liabilities	1,646,630	1,552,514
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	50	49
Additional paid-in capital	1,890,409	1,647,446
Accumulated other comprehensive loss	(8,385)	(12,890)
Accumulated deficit	(799,609)	(642,381)
Total stockholders’ equity	1,082,465	992,224
Total liabilities and stockholders’ equity	$2,729,095	$2,544,738

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Subscription	$517,678	$412,401	$1,007,421	$797,356
Professional services and other	11,460	9,354	23,337	19,998
Total revenue	529,138	421,755	1,030,758	817,354
Cost of revenues:
Subscription	73,824	64,431	142,163	123,816
Professional services and other	13,462	14,500	27,169	28,053
Total cost of revenues	87,286	78,931	169,332	151,869
Gross profit	441,852	342,824	861,426	665,485
Operating expenses:
Research and development	169,955	118,914	297,639	211,650
Sales and marketing	265,294	224,262	515,971	421,396
General and administrative	61,222	51,898	118,630	95,844
Restructuring (Note 15)	63,880	—	92,450	—
Total operating expenses	560,351	395,074	1,024,690	728,890
Loss from operations	(118,499)	(52,250)	(163,264)	(63,405)
Other expense:
Interest income	13,542	2,050	24,013	2,564
Interest expense	(937)	(949)	(1,867)	(1,898)
Other (expense) income	330	(3,091)	(465)	602
Total other income (expense)	12,935	(1,990)	21,681	1,268
Loss before income tax expense	(105,564)	(54,240)	(141,583)	(62,137)
Income tax expense	(13,382)	(2,121)	(15,645)	(3,565)
Net loss	$(118,946)	$(56,361)	$(157,228)	$(65,702)
Net loss per share, basic and diluted	$(2.39)	$(1.18)	$(3.17)	$(1.38)
Weighted average common shares used in computing basic and diluted net loss per share:	49,703	47,815	49,550	47,697

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(118,946)	$(56,361)	$(157,228)	$(65,702)
Other comprehensive loss:
Foreign currency translation adjustment	399	(2,669)	1,026	(3,025)
Changes in unrealized (loss) gain on investments, net of income taxes of $0 for the three and six months ended June 30, 2023 and 2022	(1,028)	(2,652)	3,479	(6,653)
Comprehensive loss	$(119,575)	$(61,682)	$(152,723)	$(75,380)

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Stockholders' Equity

(in thousands, except per share amounts)

	Common Stock, $0.001 Par Value		Treasury Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	$	Shares	$	Capital	(Loss)	Deficit	Total
Balances at December 31, 2022	49,217	$49	910	$—	$1,647,446	$(12,890)	$(642,381)	992,224
Issuance of common stock under stock plans	260	—	—	—	1,196	—	—	1,196
Restricted stock units taxes paid in cash	(4)	—	—	—	(1,198)	—	—	(1,198)
Stock-based compensation	—	—	—	—	87,305	—	—	87,305
Cumulative translation adjustment	—	—	—	—	—	627	—	627
Unrealized gain on investments, net of income taxes of $0	—	—	—	—	—	4,507	—	4,507
Net loss	—	—	—	—	—	—	(38,282)	(38,282)
Balances at March 31, 2023	49,473	$49	910	$—	$1,734,749	$(7,756)	$(680,663)	$1,046,379
Issuance of common stock under stock plans	375	1	—	—	22,782	—	—	22,783
Restricted stock units taxes paid in cash	(7)	—	—	—	(2,904)	—	—	(2,904)
Stock-based compensation	—	—	—	—	135,782	—	—	135,782
Cumulative translation adjustment	—	—	—	—	—	399	—	399
Unrealized loss on investments, net of income taxes of $0	—	—	—	—	—	(1,028)	—	(1,028)
Net loss	—	—	—	—	—	—	(118,946)	(118,946)
Balances at June 30, 2023	49,841	$50	910	$-	$1,890,409	$(8,385)	$(799,609)	$1,082,465

	Common Stock, $0.001 Par Value		Treasury Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	$	Shares	$	Capital	(Loss)	Deficit	Total
Balances at December 31, 2021	47,390	$47	910	$—	$1,436,089	$(1,339)	$(560,998)	873,799
Issuance of common stock under stock plans	250	1	—	—	2,144	—	—	2,145
Restricted stock units taxes paid in cash	—	—	—		(4,354)	—	—	(4,354)
Stock-based compensation	—	—	—	—	46,436	—	—	46,436
Conversion of the 2025 Notes	—	—	—	—	(691)	—	—	(691)
Cumulative adjustment from adoption of convertible debt standard	—	—	—	—	(101,167)	—	31,366	(69,801)
Cumulative translation adjustment	—	—	—	—	—	(356)	—	(356)
Unrealized loss on investments, net of income taxes of $0	—	—	—	—	—	(4,001)	—	(4,001)
Net loss	—	—	—	—	—	—	(9,341)	(9,341)
Balances at March 31, 2022	47,640	$48	910	$—	$1,378,457	$(5,696)	$(538,973)	$833,836
Issuance of common stock under stock plans	256	—	—	—	18,548	—	—	18,548
Restricted stock units taxes paid in cash	—	—	—	—	(3,409)	—	—	(3,409)
Stock-based compensation	—	—	—	—	84,113	—	—	84,113
Conversion of the 2022 Notes	—	—	—	—	(60,422)	—	—	(60,422)
Settlement of Convertible Note Hedges	—	—	—	—	60,483	—	—	60,483
Cumulative translation adjustment	—	—	—	—	—	(2,669)	—	(2,669)
Unrealized loss on investments, net of income taxes of $0	—	—	—	—	—	(2,652)	—	(2,652)
Net loss	—	—	—	—	—	—	(56,361)	(56,361)
Balances at June 30, 2022	47,896	$48	910	$—	$1,477,770	$(11,017)	$(595,334)	$871,467

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended June 30,
	2023	2022
Operating Activities:
Net loss	(157,228)	$(65,702)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities, net of acquisitions
Depreciation and amortization	32,999	27,063
Stock-based compensation	211,038	126,868
Restructuring charges	64,938	—
Gain on strategic investments	—	(4,200)
Provision for (benefit from) deferred income taxes	4,802	(398)
Amortization of debt discount and issuance costs	980	1,017
Accretion of bond discount	(18,777)	(150)
Unrealized currency translation	(122)	1,980
Changes in assets and liabilities
Accounts receivable	21,626	(14,349)
Prepaid expenses and other assets	(47,445)	(21,911)
Deferred commission expense	(37,034)	(13,744)
Right-of-use assets	20,972	13,447
Accounts payable	(17,814)	8,960
Accrued expenses and other liabilities	55,232	23,089
Operating lease liabilities	(17,985)	(11,330)
Deferred revenue	41,431	52,506
Net cash and cash equivalents provided by operating activities	157,613	123,146
Investing Activities:
Purchases of investments	(731,363)	(864,063)
Maturities of investments	729,834	625,378
Sale of investments	—	124,998
Equity method investment	—	(250)
Purchases of intangible assets	—	(10,000)
Purchases of property and equipment	(14,189)	(18,272)
Purchases of strategic investments	(6,000)	(13,873)
Capitalization of software development costs	(31,595)	(19,931)
Net cash and cash equivalents used in investing activities	(53,313)	(176,013)
Financing Activities:
Employee taxes paid related to the net share settlement of stock-based awards	(4,102)	(7,764)
Proceeds related to the issuance of common stock under stock plans	24,550	19,699
Proceeds from settlement of Convertible Note Hedges related to the 2022 Convertible Notes	—	60,483
Payment for settlement of 2022 Convertible Notes	—	(79,807)
Repayment of 2025 Convertible Notes attributable to the principal	—	(1,619)
Net cash and cash equivalents provided by (used in) financing activities	20,448	(9,008)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,448	(9,474)
Net increase (decrease) in cash, cash equivalents and restricted cash	126,196	(71,349)
Cash, cash equivalents and restricted cash, beginning of period	334,175	380,042
Cash, cash equivalents and restricted cash, end of period	$460,371	$308,693
Supplemental cash flow disclosure:
Cash paid for income taxes	$9,467	$2,824
Cash paid for interest	$861	$881
Right-of-use assets obtained in exchange for operating lease liabilities	$4,674	$4,673
Right-of-use asset reductions related to operating lease terminations	$(1,217)	$—
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$9,628	$3,271
Asset retirement obligations	$(466)	$1,161

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

Deferred Revenue and Deferred Commission Expense

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue. Deferred revenue during the six months ended June 30, 2023 increased by $44.7 million resulting from $573.8 million of additional invoicing and was offset by revenue recognized of $529.1 million during the same period. $309.0 million of revenue was recognized during the three months ended June 30, 2023 that was included in deferred revenue at the beginning of the period. $423.3 million of revenue was recognized during the six months ended June 30, 2023 that was included in deferred revenue at the beginning of the period. As of June 30, 2023, approximately $671.9 million of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year. The Company expects to recognize revenue on approximately 91% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

Additional contract liabilities of $4.2 million and $3.0 were included in accrued expenses and other current liabilities on the consolidated balance sheet as of June 30, 2023 and December 31, 2022.

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

Deferred commission expense during the three months ended June 30, 2023 increased by $18.6 million as a result of deferring incremental costs of obtaining a contract of $42.0 million and was offset by amortization of $23.4 million during the same period. Deferred commission expense during the six months ended June 30, 2023 increased by $37.8 million as a result of deferring incremental costs of obtaining a contract of $82.9 million and was offset by amortization of $45.1 million during the same period.

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

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(118,946)	$(56,361)	$(157,228)	$(65,702)
Weighted-average common shares outstanding — basic	49,703	47,815	49,550	47,697
Dilutive effect of share equivalents resulting from stock options, RSUs, ESPP, PSUs, Warrants and the Conversion Options	—	—	—	—
Weighted-average common shares, outstanding — diluted	49,703	47,815	49,550	47,697
Net loss per share, basic and diluted	$(2.39)	$(1.18)	$(3.17)	$(1.38)

Since the Company incurred net losses for each of the periods presented, diluted net loss per share is the same as basic net loss per share. All of the Company’s outstanding stock options, RSUs, PSUs, and shares issuable under the ESPP, as well as the Warrants and Conversion Options were excluded in the calculation of diluted net loss per share as the effect would be anti-dilutive.

The Company uses the treasury stock method and the average market price per share during the period for calculating any potential dilutive effect of the Warrants. The average stock price for the three months ended June 30, 2023 was $468.65 and for the six months ended June 30, 2023 was $416.79. The Company uses the if-converted method when calculating any potential dilutive effect of the Conversion Options, which assumes conversion of outstanding convertible securities at the beginning of the reporting period or date of issuance, if the convertible security was issued during the period.

Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended June 30, 2023 was equal to or greater than 130% of the applicable conversion price of $282.52 on each applicable trading day, the 2025 Notes (defined in Note 8) are convertible at the option of the holders thereof during the calendar quarter ending September 30, 2023. As of July 28, 2023, the Company had not received any material conversion notices.

The following table contains all potentially dilutive common stock equivalents.

	As of June 30,
	2023	2022
	(in thousands)
Options to purchase common shares	493	538
RSUs	2,267	1,477
Conversion Option of the 2022 Notes and Warrants	—	1,049
Conversion Option of the 2025 Notes	1,625	1,625
PSUs	—	—
ESPP	24	11

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at June 30, 2023 and December 31, 2022:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$167,858	$—	$—	$167,858
Commercial paper	—	19,777	—	19,777
Corporate bonds	—	225,935	—	225,935
U.S. Government agency securities	—	80,842	—	80,842
U.S. Treasury securities	—	892,611	—	892,611
Restricted cash:
Money market funds	—	3,153	—	3,153
Total	$167,858	$1,222,318	$—	$1,390,176

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$11,518	$—	$—	$11,518
Commercial paper	—	16,036	—	16,036
Corporate bonds	—	261,918	—	261,918
U.S. Government agency securities	—	39,965	—	39,965
U.S. Treasury securities	—	876,534	—	876,534
Restricted cash:
Money market funds	—	3,153	—	3,153
Total	$11,518	$1,197,606	$—	$1,209,124

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At June 30, 2023 and December 31, 2022, Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.

As of June 30, 2023, the fair value of the 2025 Notes was $860.1 million. The fair value was determined based on the quoted price of the 2025 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy.

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

Strategic investments consist of non-controlling equity and debt investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the statement of operations. The Company holds $49.3 million of strategic investments without readily determinable fair values at June 30, 2023 and $43.6 million of strategic investments without readily determinable fair values at December 31, 2022. These investments are included in other assets on the consolidated balance sheets.

During the six months ended June 30, 2022, an acquisition of an entity in which the Company held a strategic investment was completed, which resulted in an observable price change. In the first quarter of 2022, the Company adjusted the fair value of its investment and recognized a gain of $4.2 million reported in the consolidated statements of operations as other (expense) income. There were no other material adjustments to the carrying value of the strategic investments resulting from impairments or observable price changes in the three and six months ended June 30, 2023 and 2022.

The following tables summarize the composition of our short- and long-term investments at June 30, 2023 and December 31, 2022.

	June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$18,784	$—	$—	$18,784
Corporate bonds	228,647	—	(2,712)	225,935
U.S. Government agency securities	81,937	—	(1,095)	80,842
U.S. Treasury securities	895,120	12	(2,521)	892,611
Total	$1,224,488	$12	$(6,328)	$1,218,172

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$16,036	$—	$—	$16,036
Corporate bonds	265,875	9	(3,966)	261,918
U.S. Government agency securities	40,908	1	(944)	39,965
U.S. Treasury securities	881,428	14	(4,908)	876,534
Total	$1,204,247	$24	$(9,818)	$1,194,453

For all of our securities for which the amortized cost basis was greater than the fair value at June 30, 2023, the Company has concluded that there is no plan to sell the security nor is it more likely than not that the Company would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, the Company considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

Contractual Maturities

The contractual maturities of short-term and long-term investments held at June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023		December 31, 2022
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
	(in thousands)		(in thousands)
Due within one year	$1,076,641	$1,071,927	$1,089,250	$1,081,662
Due after 1 year through 2 years	147,847	146,245	114,997	112,791
Total	$1,224,488	$1,218,172	$1,204,247	$1,194,453

5. Restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows for the three months ended June 30, 2023 and 2022.

	June 30, 2023	June 30, 2022	December 31, 2022
	(in thousands)
Cash and cash equivalents	$457,218	$305,664	$331,022
Restricted cash, included in prepaid expenses and other current assets and other assets	3,153	3,029	3,153
Total cash, cash equivalents, and restricted cash	$460,371	$308,693	$334,175

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Computer equipment and purchased software	$16,138	$17,710
Employee related computer equipment	45,699	46,399
Furniture and fixtures	19,915	21,232
Leasehold improvements	103,979	98,427
Internal-use software	40,184	32,205
Construction in progress	9,647	1,699
Total property and equipment	235,562	217,672
Less accumulated depreciation	(131,335)	(112,445)
Property and equipment, net	$104,227	$105,227

Depreciation and amortization expense on property and equipment was $6.7 million for the three months ended June 30, 2023, $14.1 million for the six months ended June 30, 2023, $6.9 million for the three months ended June 30, 2022, and $13.2 million for the six months ended June 30, 2022.

As part of the Restructuring Plan (defined in Note 15), the Company disposed of $0.5 million of fixed assets, net, in the three months ended June 30, 2023 and $1.3 million in the six months ended June 30, 2023. The Company also recorded accelerated depreciation expense for fixed assets in connection with the lease abandonments as part of the Restructuring Plan. See Note 15 for more information.

7. Capitalized Software Development Costs

Capitalized software development costs, exclusive of those recorded within property and equipment, consisted of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Gross capitalized software development costs	$214,153	$174,732
Accumulated amortization	(127,605)	(110,942)
Capitalized software development costs, net	$86,548	$63,790

These capitalized software development costs are associated with software developed for customer purchase. Capitalized software development costs recorded within property and equipment are associated with software developed for Company use.

Amortization of capitalized software development costs, exclusive of costs recorded within property and equipment, was $10.7 million for the three months ended June 30, 2023, $20.5 million for the six months ended June 30, 2023, $7.5 million for three months ended June 30, 2022, and $14.6 million for the six months ended June 30, 2022.

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

Each $1,000 of principal amount of the 2025 Notes will initially be convertible into 3.5396 shares of the Company’s common stock (the “Conversion Option of the 2025 Notes”), which is equivalent to an initial conversion price of approximately $282.52 per share, subject to adjustment upon the occurrence of certain specified events. On or after March 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2025 Notes at any time. The 2025 Notes will be convertible at the option of the holders prior to the close of business on the business day immediately preceding March 1, 2025 under certain circumstances as described in the indenture governing the 2025 Notes (the “Indenture”). Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The Company expects to settle the principal amount of the 2025 Notes in cash. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended June 30, 2023 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2025 Notes are convertible at the option of the holders thereof during the calendar quarter ending September 30, 2023. As of July 28, 2023, the Company has not received any material conversion notices.

The net carrying amount of the liability component of the 2025 Notes is as follows:

	As of June 30, 2023	As of December 31, 2022
	(in thousands)
Principal	$459,083	$459,083
Unamortized issuance costs	(3,876)	(4,856)
Net carrying amount	$455,207	$454,227

Interest expense related to the 2025 Notes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Contractual interest expense	$430	$430	$861	$861
Amortization of issuance costs	496	492	980	973
Total interest expense	$926	$922	$1,841	$1,834

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

During the six months ended June 30, 2023, the lease term began, was amended, or extended for various leases of office spaces globally. The Company recorded an increase of $1.3 million of right-of-use assets and $6.7 million of lease liabilities for these leases during the period upon the lease commencement, amendment, or extension. Refer to Note 15 regarding the lease terminations and abandonments in connection with the Restructuring Plan.

The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of operating lease payments. To determine the estimated incremental borrowing rate, the Company uses publicly available credit ratings for peer companies. The Company estimates the incremental borrowing rate using yields for maturities that are in line with the duration of the lease payments. The weighted average discount rate for operating leases as of June 30, 2023 was 4.9%.

Operating lease expense and cash payments related to operating lease liabilities for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Operating lease expense	$9,989	$10,777	$22,910	$21,697
Cash payments	$16,705	$13,310	$31,127	$20,939

The Company subleases some of its unused spaces to third parties. Operating sublease income generated under all operating lease agreements for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Operating sublease income	$2,015	$1,100	$4,042	$2,288

10. Commitments and Contingencies

Contractual Obligations

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through February 2035. Certain leases contain optional termination dates. The table below only includes payments up to the optional termination date. If the Company were to extend leases beyond the optional termination date, the future commitments would increase by approximately $78.5 million.

Future minimum payments under all operating lease agreements as of June 30, 2023 are as follows (in thousands):

Remainder of 2023	$26,898
2024	51,501
2025	51,096
2026	50,771
2027	46,732
Thereafter	197,072
Total	$424,070

Future minimum payments under all non-cancelable vendor commitments as of June 30, 2023 and agreements entered into since then are as follows (in thousands):

Remainder of 2023	$85,854
2024	204,060
2025	214,307
2026	220,209
2027	187,684
Thereafter	184
Total	912,298

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

11. Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ equity, for the six months ended June 30, 2023.

	Cumulative Translation Adjustment	Unrealized Loss on Investments	Total
	(in thousands)
Beginning balance at January 1, 2023	(3,070)	(9,820)	(12,890)
Other comprehensive gain before reclassifications	1,026	3,479	4,505
Amounts reclassified from accumulated other comprehensive income	—	—	—
Ending balance at June 30, 2023	(2,044)	(6,341)	(8,385)

12. Stock-Based Compensation Expense

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Options	$3,133	$3,142	$5,839	$5,141
RSUs	117,891	75,435	190,937	116,253
PSUs	2,783	—	6,017	—
Employee stock purchase plan	4,196	2,588	8,245	5,474
Total stock-based compensation expense	$128,003	$81,165	$211,038	$126,868

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

Effect of stock-based compensation expense on income by line item:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Cost of revenue, subscription	$3,516	$2,383	$6,259	$4,206
Cost of revenue, professional services and other	1,459	1,248	2,546	2,083
Research and development	64,060	31,698	97,384	48,684
Sales and marketing	38,625	32,183	68,794	49,052
General and administrative	20,343	13,653	36,055	22,843
Total stock-based compensation expense	$128,003	$81,165	$211,038	$126,868

Capitalized software development costs excluded from stock-based compensation expense is $9.4 million for the three months ended June 30, 2023, $14.0 million for the six months ended June 30, 2023, $3.9 million for the three months ended June 30, 2022, and $5.6 million for the six months ended June 30, 2022. Also excluded in the six months ended June 30, 2023 is $1.0 million of stock-based compensation expense incurred in connection with the Restructuring Plan. See Note 15 for more details.

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

Revenues by geographical region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Americas	$321,827	$259,319	$629,650	$501,346
Europe	162,741	125,141	313,580	244,330
Asia Pacific	44,570	37,295	87,528	71,678
Total	$529,138	$421,755	$1,030,758	$817,354
Percentage of revenues generated outside of the Americas	39%	39%	39%	39%

Revenue derived from customers outside the United States (international) was approximately 46% of total revenue in the six months ended June 30, 2023 and 2022.

Total long-lived assets by geographical region:

	As of June 30, 2023	As of December 31, 2022
	(in thousands)
Americas	$238,264	$290,977
Europe	118,615	123,311
Asia Pacific	10,107	10,243
Total long-lived assets	$366,986	$424,531
Percentage of long-lived assets held outside of the Americas	35%	31%

14. Intangible assets

In the three months ended June 30, 2022, the Company purchased the rights to the domain name "connect.com" for $10.0 million. The domain is being used to host a networked community for customers, Solutions Partners, and prospects. The cost is amortized on a straight-line basis over its estimated useful life of seven years. Amortization expense was $0.4 million for the three months ended June 30, 2023, $0.7 million for the six months ended June 30, 2023, and $0.4 million for the three months ended June 30, 2022. The expense is included in sales and marketing expense in the consolidated statements of operations.

15. Restructuring Plan

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

During the six months ended June 30, 2023, the Company terminated and abandoned various leases of office spaces globally. The Company recorded a reduction in right-of-use assets of $44.6 million and an increase in lease liabilities of $6.3 million for these leases during the period upon the lease terminations or abandonments. In the three months ended June 30, 2023, the Company incurred $63.8 million of restructuring charges in connection with these leases. In the six months ended June 30, 2023, the Company incurred $92.5 million of restructuring charges, composed of $65.6 million related to facilities and $26.9 million for severance, employee related benefits, and other costs, including $1.0 million of stock-based compensation expense. The charges are recorded to the restructuring line item within the consolidated statements of operations.

The following table summarizes the Company's restructuring liabilities as of June 30, 2023:

	Workforce reduction	Lease consolidation
	(in thousands)
Beginning balance at January 1, 2023	$—	$—
Charges	26,746	1,824
Non-cash items	(953)	(1,214)
Payments	(21,903)	(610)
Ending balance at March 31, 2023	$3,890	$—
Charges	92	63,788
Non-cash items	—	(62,156)
Payments	(3,982)	(1,632)
Ending balance at June 30, 2023	$—	$—

The actions associated with the global lease consolidation under the Restructuring Plan are expected to be completed in 2023. The Company estimates that it will incur additional charges of approximately $2 million to $6 million related to the lease consolidation.

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

We focus on selling to mid-market business-to-business, or B2B, companies, which we define as companies that have between two and 2,000 employees. While our CRM Platform was built to grow with any company, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving this market segment. These mid-market businesses seek an integrated, easy-to-implement and easy-to-use solution to reach customers and compete with organizations that have larger marketing, sales, and customer service budgets. We efficiently reach these businesses at scale through our proven inbound methodology, our Solutions Partners, and our “freemium” model. A Solutions Partner is a service provider that helps businesses with strategy, execution, and implementation of go-to-market activities and technology solutions. Our freemium model attracts customers who begin using our CRM Platform through our free products and then upgrade to our paid products. As of June 30, 2023, we had 7,136 full-time employees and 184,924 Customers of varying sizes in more than 120 countries, representing many industries.

We derive most of our revenue from subscriptions to our cloud-based CRM Platform and related professional services, which consist of customer on-boarding, training and consulting services. Subscription revenue accounted for 98% of our total revenue for the three and six months ended June 30, 2023 and 2022. We sell multiple product plans at different base prices on a subscription basis, each of which includes our CRM and integrated applications to meet the needs of the various customers we serve. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We also generate additional revenue based on the purchase of additional subscriptions and products, and the number of account users and subdomains. Most of our customers’ subscriptions are one year or less in duration.

Subscriptions are billed in advance on various schedules. Because the mix of billing terms for orders can vary from period to period, the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. Accordingly, we do not believe that change in deferred revenue is an accurate indicator of future revenue.

Many of our customers purchase on-boarding, training, and consulting services, and utilize other tools and Payments, which are designed to help customers enhance their ability to attract, engage and delight their customers using our CRM Platform. We also generate revenue from a number of revenue-share agreements with other companies based on mutually agreed upon terms. Professional services and other revenue accounted for 2% of total revenue for the three and six months ended June 30, 2023 and 2022.

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

Results of Operations for the Three and Six Months ended June 30, 2023 and 2022

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Revenues:
Subscription	$517,678	$412,401	$1,007,421	$797,356
Professional services and other	11,460	9,354	23,337	19,998
Total revenue	529,138	421,755	1,030,758	817,354
Cost of revenues:
Subscription	73,824	64,431	142,163	123,816
Professional services and other	13,462	14,500	27,169	28,053
Total cost of revenues	87,286	78,931	169,332	151,869
Gross profit	441,852	342,824	861,426	665,485
Operating expenses:
Research and development	169,955	118,914	297,639	211,650
Sales and marketing	265,294	224,262	515,971	421,396
General and administrative	61,222	51,898	118,630	95,844
Restructuring	63,880	-	92,450	-
Total operating expenses	560,351	395,074	1,024,690	728,890
Loss from operations	(118,499)	(52,250)	(163,264)	(63,405)
Other expense:
Interest income	13,542	2,050	24,013	2,564
Interest expense	(937)	(949)	(1,867)	(1,898)
Other (expense) income	330	(3,091)	(465)	602
Total other income (expense)	12,935	(1,990)	21,681	1,268
Loss before income tax expense	(105,564)	(54,240)	(141,583)	(62,137)
Income tax expense	(13,382)	(2,121)	(15,645)	(3,565)
Net loss	$(118,946)	$(56,361)	$(157,228)	$(65,702)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Subscription	98%	98%	98%	98%
Professional services and other	2	2	2	2
Total revenue	100	100	100	100
Cost of revenue:
Subscription	14	15	14	15
Professional services and other	3	3	3	3
Total cost of revenue	16	19	16	19
Gross profit	84	81	84	81
Operating expenses:
Research and development	32	28	29	26
Sales and marketing	50	53	50	52
General and administrative	12	12	12	12
Restructuring	12	-	9	-
Total operating expenses	106	94	99	89
Loss from operations	(22)	(12)	(16)	(8)
Total other income (expense)	2	(0)	2	0
Loss before income tax expense	(20)	(13)	(14)	(8)
Income tax expense	(3)	(1)	(2)	(0)
Net loss	(22)%	(13)%	(15)%	(8)%

Percentages are based on actual values. Totals may not sum due to rounding.

Three and Six Months ended June 30, 2023 Compared to the Three and Six Months Ended June 30, 2022

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenues:
Subscription	$517,678	$412,401	$105,277	26%	$1,007,421	$797,356	$210,065	26%
Professional services and other	11,460	9,354	2,106	23%	23,337	19,998	3,339	17%
Total revenue	$529,138	$421,755	$107,383	25%	$1,030,758	$817,354	$213,404	26%

Three month change

Subscription revenue increased during the three months ended June 30, 2023 compared to the same period in 2022 primarily due to the increase in Customers, which grew from 150,865 as of June 30, 2022 to 184,924 as of June 30, 2023. Average Subscription Revenue per Customer increased from $11,198 for the three months ended June 30, 2022 to $11,432 for the three months ended June 30, 2023. The growth in Customers was primarily driven by increased demand for our lower-priced Starter products. The increase in Average Subscription Revenue per Customer was primarily driven by a continued demand for our Professional and Enterprise products and adoption of multiple Hubs, offset by continued purchases of our lower-priced Starter products and the impact of foreign currency translation primarily attributable to the decline in the value of the Euro and British Pound Sterling relative to the U.S. Dollar.

Professional services and other revenue increased during the three months ended June 30, 2023 compared to the same period in 2022 primarily due to increase in overall services revenue from onboarding and fees earned from other revenue streams.

Six month change

Subscription revenue increased during the six months ended June 30, 2023 compared to the same period in 2022 primarily due to the increase in Customers, which grew from 150,865 as of June 30, 2022 to 184,924 as of June 30, 2023. Average Subscription Revenue per Customer increased from $11,137 for the six months ended June 30, 2022 to $11,436 for the six months ended June 30, 2023. The growth in Customers was primarily driven by increased demand for our lower-priced Starter products. The increase in Average Subscription Revenue per Customer was primarily driven by a continued demand for our Professional and Enterprise products and adoption of multiple Hubs, offset by continued purchases of our lower-priced Starter products and the impact of foreign currency translation primarily attributable to the decline in the value of the Euro and British Pound Sterling relative to the U.S. Dollar.

Professional services and other revenue increased during the six months ended June 30, 2023 compared to the same period in 2022 primarily due to increase in overall services revenue from onboarding and fees earned from other revenue streams.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Total cost of revenue	$87,286	$78,931	$8,355	11%	$169,332	$151,869	$17,463	11%
Gross profit	$441,852	$342,824	$99,028	29%	$861,426	$665,485	$195,941	29%
Gross margin percentage	84%	81%			84%	81%

Total cost of revenue for the three and six months ended June 30, 2023 increased compared to the same period in 2022 primarily due to an increase in subscription and hosting costs, amortization of capitalized software development costs, amortization of acquired technology, offset by decreases in employee-related costs and allocated overhead expenses. The increase in gross margin was primarily driven by benefits from hosting cost efficiencies from infrastructure optimization efforts.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Subscription cost of revenue	$73,824	$64,431	$9,393	15%	$142,163	$123,816	$18,347	15%
Percentage of subscription revenue	14%	16%			14%	16%

The increase in subscription cost of revenue for the three and six months ended June 30, 2023 compared to the same period in 2022 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Subscription and hosting costs	$8,320	$16,086
Amortization of capitalized software development costs	2,290	4,472
Amortization of acquired technology	98	176
Employee-related costs	(996)	(1,785)
Allocated overhead expenses	(319)	(602)
	$9,393	$18,347

Three month change

Subscription and hosting costs increased primarily due to growth in our Customer base from 150,865 as of June 30, 2022 to 184,924 as of June 30, 2023. We also saw higher subscription and hosting costs as we continued to focus on the security, reliability and performance of our CRM Platform. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continued to develop new products and increased functionality. Amortization of acquired technology increased due to certain acquired technology being amortized using a method reflective of the expected economic benefit consumption over the expected useful life of the asset. Employee-related costs decreased as a result of the workforce reduction under the Restructuring Plan. Allocated overhead expenses decreased primarily due to lower cost allocation.

Six month change

Subscription and hosting costs increased primarily due to growth in our Customer base from 150,865 as of June 30, 2022 to 184,924 as of June 30, 2023. We also saw higher subscription and hosting costs as we continued to focus on the security, reliability and performance of our CRM Platform. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continued to develop new products and increased functionality. Amortization of acquired technology increased due to certain acquired technology being amortized using a method reflective of the expected economic benefit consumption over the expected useful life of the asset. Employee-related costs decreased as a result of the workforce reduction under the Restructuring Plan. Allocated overhead expenses decreased primarily due to lower cost allocation.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Professional services and other cost of revenue	$13,462	$14,500	$(1,038)	-7%	$27,169	$28,053	$(884)	-3%
Percentage of professional services and other revenue	117%	155%			116%	140%

The increase in professional services and other cost of revenue for three and six months ended June 30, 2023 compared to the same period in 2022 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Allocated overhead and other expenses	$1,526	$2,724
Employee-related costs	(2,564)	(3,608)
	$(1,038)	$(884)

Three month change

Allocated overhead and other expenses increased primarily due to increased costs associated with our other service offerings. Employee-related costs decreased as a result of the workforce reduction under the Restructuring Plan.

Six month change

Allocated overhead and other expenses increased primarily due to increased costs associated with our other service offerings. Employee-related costs decreased as a result of the workforce reduction under the Restructuring Plan.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Research and development	$169,955	$118,914	$51,041	43%	$297,639	$211,650	$85,989	41%
Percentage of total revenue	32%	28%			29%	26%

The increase in research and development expense for the three and six months ended June 30, 2023 compared to the same period in 2022 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Employee-related costs	$50,284	$83,223
Allocated overhead expenses	757	2,766
	$51,041	$85,989

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

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Sales and marketing	$265,294	$224,262	$41,032	18%	$515,971	$421,396	$94,575	22%
Percentage of total revenue	50%	53%			50%	52%

The increase in sales and marketing expense for the three and six months ended June 30, 2023 compared to the same period in 2022 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Employee-related costs	$25,752	$67,134
Solutions Partner commissions	4,989	10,618
Marketing programs	10,595	14,903
Allocated overhead expenses	(304)	1,563
Amortization of customer relationships	—	357
	$41,032	$94,575

Three month change

Employee-related costs increased as a result of increased headcount as we expanded our selling and marketing organizations to grow our customer base. Solutions Partner commissions increased as a result of increased revenue generated through our Solutions Partners. Marketing programs increased due to the timing and size of certain marketing efforts as we made investments in attracting new customers. Allocated overhead expenses decreased primarily due to lower cost allocation. Amortization of intangible assets remained consistent.

Six month change

Employee-related costs increased as a result of increased headcount as we expanded our selling and marketing organizations to grow our customer base. Solutions Partner commissions increased as a result of increased revenue generated through our Solutions Partners. Marketing programs increased due to the timing and size of certain marketing efforts as we made investments in attracting new customers. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure. Amortization of intangible assets increased primarily due to the purchase of a domain name in the second quarter of 2022.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
General and administrative	$61,222	$51,898	$9,324	18%	$118,630	$95,844	$22,786	24%
Percentage of total revenue	12%	12%			12%	12%

The increase in general and administrative expense for the three and six months ended June 30, 2023 compared to the same period in 2022 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Employee-related costs	$8,071	$18,153
Customer credit card fees	1,676	3,576
Allocated overhead expenses	180	1,554
Professional fees	(603)	(497)
	$9,324	$22,786

Three month change

Employee-related costs increased as a result of increased headcount as we grew our business and required additional personnel to support our expanded operations. Customer credit card fees increased due to increased customer transactions as we continue to grow our business. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business. Professional fees decreased due to a decrease in use of third-party services and contractors.

Six month change

Employee-related costs increased as a result of increased headcount as we grew our business and required additional personnel to support our expanded operations. Customer credit card fees increased due to increased customer transactions as we continue to grow our business. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business. Professional fees decreased due to a decrease in use of third-party services and contractors.

Restructuring

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Restructuring	$63,880	$—	$63,880	n/a	$92,450	$—	$92,450	n/a
Percentage of total revenue	12%	0%			9%	0%

Three month change

Restructuring charges were $63.9 million in the three months ended June 30, 2023 due to the implementation of the Restructuring Plan in the first quarter of 2023 and its continued execution during the second quarter. Restructuring costs consisted primarily of facilities related costs for the terminations and abandonments of leases globally (Note 15). There were no restructuring charges in the three months ended June 30, 2022.

Six month change

Restructuring charges were $92.5 million in the six months ended June 30, 2023 due to the implementation of the Restructuring Plan in the first quarter of 2023 and its continued execution during the second quarter. Restructuring costs primarily consisted of $26.9 million of severance, employee related benefits and other costs, and $65.6 million related to facilities for the termination and abandonment of leases globally (Note 15). There were no restructuring charges in the six months ended June 30, 2022.

Interest income

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Interest income	$13,542	$2,050	$11,492	561%	$24,013	$2,564	$21,449	837%
Percentage of total revenue	3%	*			2%	*

* not meaningful

Three and Six month change

Interest income primarily consists of interest earned on invested cash and cash equivalents balances and investments. The increase during the three and six months ended June 30, 2023 is due to an increase in yields on our investment balances.

Interest expense

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Interest expense	$(937)	$(949)	$(12)	(1)%	$(1,867)	$(1,898)	$(31)	(2)%
Percentage of total revenue	*	*			*	*

* not meaningful

Three and Six month change

Interest expense primarily consists of amortization of the debt issuance costs and contractual interest expense related to our 2025 Notes. Interest expense remained relatively consistent.

Other (expense) income

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Other (expense) income	$330	$(3,091)	$3,421	111%	$(465)	$602	$(1,067)	(177)%
Percentage of total revenue	*	(1)%			*	*

* not meaningful

The change in other income during the three and six months ended June 30, 2023 is primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Foreign currency gains and losses	$3,421	$3,133
Gain on strategic investments	—	(4,200)
	$3,421	$(1,067)

Three month change

Other (expense) income primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities and any gains or impairments on our strategic investments. The change in foreign currency transactions is primarily attributable to the increase in the value of the Euro and British Pound Sterling relative to the U.S. Dollar.

Six month change

Other (expense) income primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities and any gains or impairments on our strategic investments. The decrease in gain on strategic investments is due to gains of $4.2 million from observable price changes in the six months ended June 30, 2022. No gains or losses were recorded in the six months ended June 30, 2023. The change in foreign currency transactions is primarily attributable to the increase in the value of the Euro and British Pound Sterling relative to the U.S. Dollar.

Income tax expense

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Income tax expense	$(13,382)	$(2,121)	$(11,261)	531%	$(15,645)	$(3,565)	$(12,080)	339%
Effective tax rate	13%	4%			11%	6%

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

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents provided by operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities for the six months ended June 30, 2023 and 2022.

	Six Months ended June,
	2023	2022
	(in thousands)
Cash and cash equivalents	$457,218	$305,664
Working capital	1,060,390	869,617
Net cash and cash equivalents provided by operating activities	157,613	123,146
Net cash and cash equivalents used in investing activities	(53,313)	(176,013)
Net cash and cash equivalents provided by (used in) financing activities	20,448	(9,008)

Our cash and cash equivalents at June 30, 2023 were held for working capital purposes. At June 30, 2023, $171.7 million of our cash and cash equivalents was held in accounts outside the United States. We do not assert indefinite reinvestment of our foreign earnings because these earnings have been subject to United States Federal tax. While we have concluded that any incremental tax incurred upon ultimate distribution of these earnings to be immaterial, our current plans do not demonstrate a need to repatriate undistributed earnings to fund our U.S. operations.

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

Net cash and cash equivalents provided by operating activities during the six months ended June 30, 2023 primarily reflected our net loss of $157.2 million, $18.8 million accretion of bond discounts, offset by non-cash expenses that included $33.0 million of depreciation and amortization, $211.0 million in stock-based compensation, restructuring charges of $64.9 million, and $1.0 million of amortization of debt discount and issuance costs. Working capital sources of cash and cash equivalents primarily included a $41.4 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $21.6 million decrease in accounts receivable related to increased collection, a $21.0 million increase in right-of-use asset, and $55.2 million increase in accrued expenses and other liabilities. These sources of cash and cash equivalents were offset by a $47.4 million increase in prepaid expenses and other assets, a $18.0 million decrease in operating lease liabilities, a $37.0 million increase in deferred commissions, and a $17.8 million increase in accounts payable related to timing of bill payments.

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

Net cash and cash equivalents used in investing activities during the six months ended June 30, 2023 consisted primarily of $731.4 million purchases of investments and $14.2 million of purchased property and equipment, $6.0 million of purchases of strategic investments, and $31.6 million of capitalized software development costs. These uses of cash were offset by $729.8 million received related to the maturity of investments.

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

Net Cash and Cash Equivalents Provided by Financing Activities

Our financing activities have consisted primarily of the various components of our 2022 Notes repayment, the repayment of our 2025 Notes, the issuance of common stock under our stock plans, and payments of employee taxes related to the net share settlement of stock-based awards.

For the six months ended June 30, 2023 cash used in financing activities consisted $4.1 million used for payment of employee taxes related to the net share settlement of stock-based awards, offset by $24.6 million of proceeds related to issuance of common stock under stock plans.

For the six months ended June 30, 2022 cash used in financing activities consisted of $1.6 million used for the repayment of the 2025 Notes attributable to the principal, $79.8 million payment for settlement of the 2022 Notes, and $7.8 million used for payment of employee taxes related to the net share settlement of stock-based awards, offset by $19.7 million of proceeds related to issuance of common stock under stock plans and $60.5 million of proceeds from settlement of the Convertible Note Hedges

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2023 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we are committed to contribute additional capital of $6.3 million to the Black Economic Development Fund. There were no other material off-balance sheet arrangements exclusive of operating leases and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

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

Market Risk and Market Interest Risk

In June 2020, we issued $460 million aggregate principal amount of convertible senior notes due June 1, 2025, of which $459.1 million remains outstanding as of June 30, 2023 (the “2025 Notes”). The fair value of the 2025 Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the 2025 Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of the 2025 Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Generally, the fair values of the 2025 Notes will increase as interest rates fall and decrease as interest rates rise. Additionally, we carry the 2025 Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. The Federal Reserve has raised, and may continue to raise interest rates in an effort to combat high inflation and may continue to do so in the future. There continues to be uncertainty in the changing market and economic conditions, including the possibility or additional measures that could be taken by the Federal Reserve and other government agencies, related to concerns over inflation risk.

The table below provides a sensitivity analysis of hypothetical 10% changes of our stock price as of June 30, 2023 and the estimated impact on the fair value of the 2025 Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such an event may have on the fair value of the 2025 Notes.

2025 Notes

Hypothetical change in HubSpot stock price	Fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$954,893	$94,828	11%
No change	$860,064	$—	—
10% decrease	$789,990	$(70,074)	(8)%

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

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We face intense competition from other software companies that develop marketing, sales, customer service, operations, and content management software and from marketing services companies that provide interactive marketing services. Competition could significantly impede our ability to sell subscriptions to our CRM Platform on terms favorable to us. Our current and potential competitors may develop and market new technologies including as a result of new or better use of evolving artificial intelligence (“AI”) technologies that render our existing or future products less competitive, or obsolete. In addition, if these competitors develop products with similar or superior functionality to our platform, we may need to decrease the prices or accept less favorable terms for our platform subscriptions in order to remain competitive. If we are unable to maintain our pricing due to competitive pressures, our margins will be reduced and our operating results will be negatively affected.

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

To increase Customers and achieve broader market acceptance of our CRM Platform, we will need to continue to expand our marketing, sales, customer service, operations, and content management capabilities, including our sales force and third-party channel partners. We will continue to dedicate significant resources to inbound sales and marketing programs. The effectiveness of our inbound sales and marketing and third-party channel partners has varied over time and may vary in the future and depends on our ability to maintain and improve our CRM Platform including with respect to AI and machine learning. All of these efforts will require us to invest significant financial and other resources. Our business will be seriously harmed if our efforts do not generate a correspondingly significant increase in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if our sales and marketing programs are not effective.

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

Our future success depends on our ability to adapt and innovate our CRM Platform. To attract new customers and increase revenue from existing customers, we need to continue to enhance and improve our offerings to meet customer needs at prices that our customers are willing to pay. Such efforts will require adding new functionality and responding to technological advancements, including AI and machine learning, which will increase our research and development costs. If we are unable to develop new applications that address our customers’ needs, or to enhance and improve our platform in a timely manner, we may not be able to maintain or increase market acceptance of our platform. Our ability to grow is also subject to the risk of future disruptive technologies. Access and use of our CRM Platform is provided via the cloud, which, itself, was disruptive to the previous enterprise software model. If new technologies emerge that are able to deliver inbound marketing software and related applications at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely affect our ability to compete.

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

Uncertainty around new and emerging AI applications such as generative AI content creation may require additional investment in the development of proprietary datasets, machine learning models and systems to test for accuracy, bias and other variables, which are often complex, development of new approaches and processes to provide attribution or remuneration to content creators and building systems that enable creatives to have greater control over the use of their work in the development of AI, which may be costly and could impact our profit margin if we are unable to monetize such assets. Developing, testing and deploying AI systems may also increase the cost profile of our offerings due to the nature of the computing costs involved in such systems.

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

Social and ethical issues relating to the use of new and evolving technologies such as AI in our offerings, may result in reputational harm and liability, and may cause us to incur additional research and development costs to resolve such issues. We are increasingly building AI into many of our offerings including early-stage generative AI features. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to their perceived or actual impact on human rights, privacy, employment, or in other social contexts, we may experience brand or reputational harm, competitive harm or legal liability. Potential government regulation related to AI use and ethics may also increase the burden and cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our products and services. The rapid evolution of AI will require the application of resources to develop, test and maintain our products and services to help ensure that AI is implemented ethically in order to minimize unintended, harmful impact.

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

Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the software industry may harm us. The United States and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, volatility in the banking sector, changes in the labor market, supply chain disruptions, bankruptcies, inflation and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. Weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs, trade agreements or governmental fiscal, monetary and tax policies, among others, could adversely impact our business, financial condition and operating results. Further, weak market conditions have, and could in the future result in, impairment of our investments and long-lived assets.

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
changes in the labor market;
•
supply chain disruptions;
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

Any damage to, or failure of, the systems of our third-party providers could result in interruptions to our platform. Despite precautions taken at our data centers, the occurrence of spikes in usage volume, a natural disaster, such as earthquakes or hurricane, an act of terrorism, geopolitical conflict, vandalism or sabotage, a disruptive cyber attack, a decision to close a facility without adequate notice, power or telecommunications failures or other unanticipated problems at a facility could result in lengthy interruptions in the availability of our on-demand software. In the event that any of our third-party facilities arrangements is terminated, or if there is a lapse of service or damage to a facility, we could experience interruptions in our platform as well as delays and additional expenses in arranging new facilities and services. Even with current and planned disaster recovery arrangements, our business could be harmed. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue credits or cause customers to fail to renew their subscriptions, any of which could materially adversely affect our business.

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

Cyber-attacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing) are prevalent in our industry, the industries of certain of our service providers and our customers' industries. Our internal computer systems and those of our current and any future strategic collaborators, vendors, and other contractors or consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, cybersecurity threats, terrorism, geopolitical conflict, war and telecommunication and electrical failures. Accordingly, if our cybersecurity measures or those of our service providers fail to protect against unauthorized access, attacks (which may include sophisticated cyber-attacks), compromise or the mishandling of data by our employees and contractors, then our reputation, customer trust, business, results of operations and financial condition could be adversely affected. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. The techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. Because the techniques used by threat actors who may attempt to penetrate and sabotage our computer systems change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Additionally, as remote work and resource access expand, there is an increased risk that we may experience cybersecurity-related events such as phishing attacks, exploitation of any cybersecurity flaws that may exist, an increase in the number of cybersecurity threats or attacks, and other security challenges as a result of most of our employees and our service providers continuing to work remotely from non-corporate managed networks. There is also a risk of potential increase in such attacks due to cyberwarfare in connection with the ongoing conflict between Russia and Ukraine, and this could adversely affect our and our suppliers' ability to maintain or enhance key cybersecurity and data protection measures. We have previously been, and may in the future become, the target of cyber-attacks by third parties seeking unauthorized access to our or our customers' data, systems, or infrastructure, or to disrupt our operations or ability to provide our services.

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

Other states, including Virginia, Colorado, Utah, Connecticut, Iowa, Indiana, Montana, Tennessee, and Texas have now passed comprehensive privacy and data security laws, which impose obligations on covered businesses similar – but not identical – to those under the CCPA. Such laws will enter into force in 2023 and beyond. A number of other states have proposed similar or sector specific privacy legislation,; and the U.S. Congress is considering legislation that may preempt some or all of such U.S. state privacy laws, providing a more robust private right of action. The evolving complexity of privacy and data security legislation in the U.S. may complicate our compliance efforts and further increase our risk of regulatory enforcement, penalties and litigation.

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

The proliferation of privacy and data protection laws has heightened risks and uncertainties concerning cross-border transfers of personal data and other data, which could impose significant compliance costs and expenses on our business, increase our potential exposure to regulatory enforcement and/or litigation, and have a negative effect on our existing business and on our ability to attract and retain new customers. To enable the transfer of personal data outside of the European Union or United Kingdom, adequate safeguards must be implemented in compliance with data protection laws. On June 4, 2021, the European Commission published new versions of its Standard Contractual Clauses (“SCCs”), which are required for all transfers of personal data from the European Union to third countries (including the U.S). The United Kingdom is not subject to the new SCCs but has its own equivalent, being the international data transfer agreement and/or UK Addendum (“IDTAs”). The IDTAs must be entered into for new contracts, but allow for a transition period until March 21, 2024 for existing contracts. Our customer agreements include the updated SCCs and UK IDTAs. We are in the process of transitioning to the IDTAs for existing contracts, and doing so will require significant effort and cost. Under the new SCCs and IDTAs, companies are also required to assess the risk of a data transfer on a case-by-case basis by undertaking a transfer impact assessment, and may be required to adopt additional measures to accomplish transfers of personal data to United States and other third countries. There continue to be concerns about whether the SCCs will face additional challenges. Until the remaining legal uncertainties regarding how to legally continue these transfers are settled, we will continue to face uncertainty as to whether our customers will be permitted to transfer personal data to the United States for processing by us as part of our platform services. Our customers may view data transfer mechanisms and the requirement to undertake a transfer impact assessment as being too costly, too burdensome, too legally uncertain or otherwise objectionable and therefore decide not to do business with us.

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

Separately, as the regulatory framework for machine learning technology and AI evolves, it is possible that new laws and regulations will be adopted, or that existing laws and regulations may be interpreted in ways that would affect our business and the ways in which we use AI and machine learning technology, our financial condition and our results of operations, including as a result of the cost to comply with such laws or regulations. Further, potential government regulation related to AI use and ethics may also increase the burden and cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our products and services.

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

We generated net losses of $157.2 million and $65.7 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $799.6 million. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We have spent and intend to continue to expend significant funds on our marketing, sales, customer service, operations, and content management operations, develop and enhance our CRM Platform, scale our data center infrastructure and services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

From time to time, we may invest funds in social impact investment funds, and may receive no return on our investment or lose our entire investment.

From time to time, we may invest in social impact investment funds. As of June 30, 2023, we have invested $6.2 million in the Black Economic Development Fund and $7.5 million in support of Minority Depository Institutions to help close the racial wealth, health and opportunity gap. There is no guarantee as to the performance of this investment or any similar investments we make in the future. Depending on the performance of this investment and future investments we may make, we may not receive any return on our investment or we may lose our entire investment, which could have an adverse effect on our business.

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

Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended June 30, 2023 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2025 Notes are convertible at the option of the holders thereof during the calendar quarter ending September 30, 2023. As of July 28, 2023, the Company has not received any material conversion notices with respect to the 2025 Notes. Whether the Notes that remain outstanding will be convertible following the calendar quarter ended June 30, 2023 will depend on the continued satisfaction of this condition or another conversion condition in the future. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share, our stock price has ranged from $25.79 to $866.00 through June 30, 2023. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

The occurrence of regional epidemics or a global pandemic, such as COVID-19, may have an adverse effect on how we and our customers operate our businesses and our operating and financial results. Our operations may in the future be negatively affected by a range of external factors related to the pandemic that are not within our control, including the emergence and spread of more transmissible variants and the degree of transmissibility and severity thereof. The extent to which global pandemics, such as the COVID-19 pandemic, impact our financial condition or results of operations will depend on factors, such as the duration and scope of the pandemic, as well as whether there is a material impact on the businesses or productivity of our customers, partners, employee, suppliers and other partners. To the extent that a pandemic, such as COVID-19, harms our business and results of operations, many of the other risks described in this “Risk Factors” section, may be heightened.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults on Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our directors and certain officers during the second quarter of 2023, each of which is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name	Action Taken	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Dharmesh Shah (Co-Founder and Chief Technology Officer)	Adoption (May 17, 2023)	Trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)	357 days	43,000 shares

Item 6. Exhibits

The exhibits listed below are filed or incorporated by reference into this Report.

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Fourth Amended and Restated Bylaws of the Registrant

4.1(3)	Form of Common Stock certificate of the Registrant

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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

August 2, 2023