Form 10-Q
period 2023-09-30
HUBSPOT INC
filed 2023-11-08
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2023

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

There were 50,330,543 shares of the registrant’s Common Stock issued and outstanding as of November 3, 2023.

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
•
If we fail to adapt and respond effectively to rapidly changing technology, including evolving artificial intelligence and machine learning technologies, evolving industry standards and changing customer needs or requirements, our CRM Platform may become less competitive.
•
Our ability to introduce new products and features, including new products and features that utilize artificial intelligence, is dependent on adequate research and development resources. If we do not adequately fund our research and development efforts, we may not be able to compete effectively and our business and operating results may be harmed.
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

PART I — Financial Information

Item 1. Financial Statements

HubSpot, Inc.

Unaudited Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$535,545	$331,022
Short-term investments	1,061,526	1,081,662
Accounts receivable — net of allowance for doubtful accounts of $4,378 at September 30, 2023 and $3,266 at December 31, 2022	212,409	226,849
Deferred commission expense	86,913	70,992
Prepaid expenses and other current assets	78,542	44,074
Total current assets	1,974,935	1,754,599
Long-term investments	150,861	112,791
Property and equipment, net	104,949	105,227
Capitalized software development costs, net	96,569	63,790
Right-of-use assets	254,483	319,304
Deferred commission expense, net of current portion	103,488	66,559
Other assets	70,931	58,795
Intangible assets, net	13,382	17,446
Goodwill	46,050	46,227
Total assets	$2,815,648	$2,544,738
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,808	$20,883
Accrued compensation costs	79,450	62,846
Accrued expenses and other current liabilities	134,908	102,122
Operating lease liabilities	29,756	35,928
Deferred revenue	578,280	539,874
Total current liabilities	839,202	761,653
Operating lease liabilities, net of current portion	301,661	316,184
Deferred revenue, net of current portion	4,212	5,904
Other long-term liabilities	28,535	14,546
Convertible senior notes	455,699	454,227
Total liabilities	1,629,309	1,552,514
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	50	49
Additional paid-in capital	2,000,739	1,647,446
Accumulated other comprehensive loss	(9,378)	(12,890)
Accumulated deficit	(805,072)	(642,381)
Total stockholders’ equity	1,186,339	992,224
Total liabilities and stockholders’ equity	$2,815,648	$2,544,738

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Subscription	$545,832	$435,030	$1,553,253	$1,232,387
Professional services and other	11,725	8,928	35,062	28,926
Total revenue	557,557	443,958	1,588,315	1,261,313
Cost of revenues:
Subscription	73,781	67,648	215,944	191,466
Professional services and other	13,745	14,479	40,910	42,532
Total cost of revenues	87,526	82,127	256,854	233,998
Gross profit	470,031	361,831	1,331,461	1,027,315
Operating expenses:
Research and development	156,871	114,038	454,511	325,687
Sales and marketing	271,448	229,541	787,423	650,936
General and administrative	61,308	50,465	179,939	146,309
Restructuring (Note 15)	846	—	93,296	—
Total operating expenses	490,473	394,044	1,515,169	1,122,932
Loss from operations	(20,442)	(32,213)	(183,708)	(95,617)
Other expense:
Interest income	16,181	4,658	40,195	7,222
Interest expense	(950)	(923)	(2,817)	(2,822)
Other expense	(1,664)	(1,185)	(2,128)	(583)
Total other income	13,567	2,550	35,250	3,817
Loss before income tax expense	(6,875)	(29,663)	(148,458)	(91,800)
Income tax benefit (expense)	1,412	(1,748)	(14,233)	(5,313)
Net loss	$(5,463)	$(31,411)	$(162,691)	$(97,113)
Net loss per share, basic and diluted	$(0.11)	$(0.65)	$(3.27)	$(2.03)
Weighted average common shares used in computing basic and diluted net loss per share:	50,051	48,067	49,719	47,821

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(5,463)	$(31,411)	$(162,691)	$(97,113)
Other comprehensive loss:
Foreign currency translation adjustment	(2,832)	(2,793)	(1,805)	(5,818)
Changes in unrealized gain (loss) on investments, net of income taxes of $0 for the three and nine months ended September 30, 2023 and 2022	1,839	(3,701)	5,317	(10,354)
Comprehensive loss	$(6,456)	$(37,905)	$(159,179)	$(113,285)

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Stockholders' Equity

(in thousands, except per share amounts)

	Common Stock, $0.001 Par Value		Treasury Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	$	Shares	$	Capital	(Loss)	Deficit	Total
Balances at December 31, 2022	49,217	$49	910	$—	$1,647,446	$(12,890)	$(642,381)	992,224
Issuance of common stock under stock plans	635	1	—	—	23,978	—	—	23,979
Restricted stock units taxes paid in cash	(11)	—	—	—	(4,102)	—	—	(4,102)
Stock-based compensation	—	—	—	—	223,087	—	—	223,087
Cumulative translation adjustment	—	—	—	—	—	1,026	—	1,026
Unrealized gain on investments, net of income taxes of $0	—	—	—	—	—	3,479	—	3,479
Net loss	—	—	—	—	—	—	(157,228)	(157,228)
Balances at June 30, 2023	49,841	$50	910	$—	$1,890,409	$(8,385)	$(799,609)	$1,082,465
Issuance of common stock under stock plans	280	—	—	—	1,316	—	—	1,316
Restricted stock units taxes paid in cash	(7)	—	—	—	(3,468)	—	—	(3,468)
Stock-based compensation	—	—	—	—	112,482	—	—	112,482
Cumulative translation adjustment	—	—	—	—	—	(2,832)	—	(2,832)
Unrealized gain on investments, net of income taxes of $0	—	—	—	—	—	1,839	—	1,839
Net loss	—	—	—	—	—	—	(5,463)	(5,463)
Balances at September 30, 2023	50,114	$50	910	$-	$2,000,739	$(9,378)	$(805,072)	$1,186,339

	Common Stock, $0.001 Par Value		Treasury Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	$	Shares	$	Capital	(Loss)	Deficit	Total
Balances at December 31, 2021	47,390	$47	910	$—	$1,436,089	$(1,339)	$(560,998)	873,799
Issuance of common stock under stock plans	506	1	—	—	20,692	—	—	20,693
Restricted stock units taxes paid in cash	—	—	—		(7,763)	—	—	(7,763)
Stock-based compensation	—	—	—	—	130,549	—	—	130,549
Conversion of the 2025 Notes	—	—	—	—	(691)	—	—	(691)
Conversion of the 2022 Notes	—	—	—	—	(60,422)	—	—	(60,422)
Settlement of Convertible Note Hedges	—	—	—	—	60,483	—	—	60,483
Cumulative adjustment from adoption of convertible debt standard	—	—	—	—	(101,167)	—	31,366	(69,801)
Cumulative translation adjustment	—	—	—	—	—	(3,025)	—	(3,025)
Unrealized loss on investments, net of income taxes of $0	—	—	—	—	—	(6,653)	—	(6,653)
Net loss	—	—	—	—	—	—	(65,702)	(65,702)
Balances at June 30, 2022	47,896	$48	910	$—	$1,477,770	$(11,017)	$(595,334)	$871,467
Issuance of common stock under stock plans	193	—	—	—	799	—	—	799
Restricted stock units taxes paid in cash	—	—	—	—	(2,191)	—	—	(2,191)
Stock-based compensation	—	—	—	—	74,527	—	—	74,527
Settlement of Warrants	166	—	—	—	—	—	—	-
Cumulative translation adjustment	—	—	—	—	—	(2,793)	—	(2,793)
Unrealized loss on investments, net of income taxes of $0	—	—	—	—	—	(3,701)	—	(3,701)
Net loss	—	—	—	—	—	—	(31,411)	(31,411)
Balances at September 30, 2022	48,255	$48	910	$—	$1,550,905	$(17,511)	$(626,745)	$906,697

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended September 30,
	2023	2022
Operating Activities:
Net loss	(162,691)	$(97,113)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities, net of acquisitions
Depreciation and amortization	53,508	42,625
Stock-based compensation	318,545	199,081
Restructuring charges	64,938	—
Gain on strategic investments	—	(4,200)
Provision for (benefit from) deferred income taxes	4,943	(589)
Amortization of debt discount and issuance costs	1,477	1,509
Accretion of bond discount	(30,213)	(3,267)
Unrealized currency translation	(1,380)	480
Changes in assets and liabilities
Accounts receivable	13,178	(20,135)
Prepaid expenses and other assets	(36,023)	(8,863)
Deferred commission expense	(54,335)	(22,210)
Right-of-use assets	23,244	19,622
Accounts payable	(5,165)	10,660
Accrued expenses and other liabilities	44,867	16,455
Operating lease liabilities	(28,933)	(14,589)
Deferred revenue	40,699	63,743
Net cash and cash equivalents provided by operating activities	246,659	183,209
Investing Activities:
Purchases of investments	(1,137,283)	(1,258,919)
Maturities of investments	1,154,784	1,017,306
Sale of investments	—	124,998
Equity method investment	(2,250)	(1,900)
Purchases of intangible assets	—	(10,000)
Purchases of property and equipment	(25,031)	(31,384)
Purchases of strategic investments	(9,250)	(19,872)
Capitalization of software development costs	(49,288)	(31,350)
Net cash and cash equivalents used in investing activities	(68,318)	(211,121)
Financing Activities:
Employee taxes paid related to the net share settlement of stock-based awards	(7,571)	(9,954)
Proceeds related to the issuance of common stock under stock plans	37,934	29,718
Proceeds from settlement of Convertible Note Hedges related to the 2022 Convertible Notes	—	60,483
Payment for settlement of 2022 Convertible Notes	—	(79,807)
Repayment of 2025 Convertible Notes attributable to the principal	—	(1,619)
Net cash and cash equivalents provided by (used in) financing activities	30,363	(1,179)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,181)	(16,263)
Net increase (decrease) in cash, cash equivalents and restricted cash	204,523	(45,354)
Cash, cash equivalents and restricted cash, beginning of period	334,175	380,042
Cash, cash equivalents and restricted cash, end of period	$538,698	$334,688
Supplemental cash flow disclosure:
Cash paid for income taxes	$11,465	$3,883
Cash paid for interest	$861	$885
Right-of-use assets obtained in exchange for operating lease liabilities	$4,668	$5,136
Right-of-use asset reductions related to operating lease terminations	$(1,210)	$—
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$7,257	$1,118
Asset retirement obligations	$(201)	$1,135

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Notes to Unaudited Consolidated Financial Statements

1. Organization and Operations

HubSpot, Inc. (the “Company”) provides a customer platform that helps businesses connect and grow better. The Company delivers seamless connection for customer-facing teams with a unified platform that includes AI-powered engagement hubs, a smart customer relationship management (“CRM”) Platform, a connected ecosystem with integrations, a community network, and educational content. The Company’s CRM Platform comprised of Marketing Hub, Sales Hub, Service Hub, content management system ("CMS") Hub, Operations Hub, and Commerce Hub, features integrated applications, tools, and a native payment solution, that enable businesses to create a cohesive and adaptable customer experience.

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

Deferred Revenue and Deferred Commission Expense

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue. Deferred revenue during the nine months ended September 30, 2023 increased by $36.7 million resulting from $594.3 million of additional invoicing and was offset by revenue recognized of $557.6 million during the same period. $328.8 million of revenue was recognized during the three months ended September 30, 2023 that was included in deferred revenue at the beginning of the period. $506.4 million of revenue was recognized during the nine months ended September 30, 2023 that was included in deferred revenue at the beginning of the period. As of September 30, 2023, approximately $687.0 million of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year. The Company expects to recognize revenue on approximately 91% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

Additional contract liabilities of $3.7 million and $3.0 million were included in accrued expenses and other current liabilities on the consolidated balance sheet as of September 30, 2023 and December 31, 2022.

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

Deferred commission expense during the three months ended September 30, 2023 increased by $15.0 million as a result of deferring incremental costs of obtaining a contract of $42.1 million and was offset by amortization of $27.1 million during the same period. Deferred commission expense during the nine months ended September 30, 2023 increased by $52.8 million as a result of deferring incremental costs of obtaining a contract of 125.0 million and was offset by amortization of 72.2 million during the same period.

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

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(5,463)	$(31,411)	$(162,691)	$(97,113)
Weighted-average common shares outstanding — basic	50,051	48,067	49,719	47,821
Dilutive effect of share equivalents resulting from stock options, RSUs, ESPP, PSUs, Warrants and the Conversion Options	—	—	—	—
Weighted-average common shares, outstanding — diluted	50,051	48,067	49,719	47,821
Net loss per share, basic and diluted	$(0.11)	$(0.65)	$(3.27)	$(2.03)

Since the Company incurred net losses for each of the periods presented, diluted net loss per share is the same as basic net loss per share. All of the Company’s outstanding stock options, RSUs, PSUs, and shares issuable under the ESPP, as well as the Warrants and Conversion Options were excluded in the calculation of diluted net loss per share as the effect would be anti-dilutive.

The Company uses the treasury stock method and the average market price per share during the period for calculating any potential dilutive effect of the Warrants. The average stock price for the three months ended September 30, 2023 was $522.44 and for the nine months ended September 30, 2023 was $452.38. The Company uses the if-converted method when calculating any potential dilutive effect of the Conversion Options, which assumes conversion of outstanding convertible securities at the beginning of the reporting period or date of issuance, if the convertible security was issued during the period.

Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended September 30, 2023 was equal to or greater than 130% of the applicable conversion price of $282.52 on each applicable trading day, the 2025 Notes (defined in Note 8) are convertible at the option of the holders thereof during the calendar quarter ending December 31, 2023. As of November 3, 2023, the Company had not received any material conversion notices.

The following table contains all potentially dilutive common stock equivalents.

	As of September 30,
	2023	2022
	(in thousands)
Options to purchase common shares	485	522
RSUs	2,020	1,601
Conversion Option of the 2022 Notes and Warrants	—	844
Conversion Option of the 2025 Notes	1,625	1,625
PSUs	—	—
ESPP	—	7

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at September 30, 2023 and December 31, 2022:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$215,494	$—	$—	$215,494
Commercial paper	—	21,845	—	21,845
Corporate bonds	—	227,155	—	227,155
U.S. Government agency securities	—	85,894	—	85,894
U.S. Treasury securities	—	886,446	—	886,446
Restricted cash:
Money market funds	—	3,153	—	3,153
Total	$215,494	$1,224,493	$—	$1,439,987

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$11,518	$—	$—	$11,518
Commercial paper	—	16,036	—	16,036
Corporate bonds	—	261,918	—	261,918
U.S. Government agency securities	—	39,965	—	39,965
U.S. Treasury securities	—	876,534	—	876,534
Restricted cash:
Money market funds	—	3,153	—	3,153
Total	$11,518	$1,197,606	$—	$1,209,124

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At September 30, 2023 and December 31, 2022, Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.

As of September 30, 2023, the fair value of the 2025 Notes was $818.5 million. The fair value was determined based on the quoted price of the 2025 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy.

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

Strategic investments consist of non-controlling equity and debt investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the statement of operations. The Company holds $52.9 million of strategic investments without readily determinable fair values at September 30, 2023 and $43.6 million of strategic investments without readily determinable fair values at December 31, 2022. These investments are included in other assets on the consolidated balance sheets.

During the nine months ended September 30, 2022, an acquisition of an entity in which the Company held a strategic investment was completed, which resulted in an observable price change. The Company adjusted the fair value of its investment and recognized a gain of $4.2 million reported in the consolidated statements of operations as other income. There were no other material adjustments to the carrying value of the strategic investments resulting from impairments or observable price changes in the three and nine months ended September 30, 2023 and 2022.

The following tables summarize the composition of our short- and long-term investments at September 30, 2023 and December 31, 2022.

	September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$12,892	$—	$—	$12,892
Corporate bonds	229,363	—	(2,208)	227,155
U.S. Government agency securities	86,755	—	(861)	85,894
U.S. Treasury securities	887,854	1	(1,409)	886,446
Total	$1,216,864	$1	$(4,478)	$1,212,387

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$16,036	$—	$—	$16,036
Corporate bonds	265,875	9	(3,966)	261,918
U.S. Government agency securities	40,908	1	(944)	39,965
U.S. Treasury securities	881,428	14	(4,908)	876,534
Total	$1,204,247	$24	$(9,818)	$1,194,453

For all of our securities for which the amortized cost basis was greater than the fair value at September 30, 2023, the Company has concluded that there is no plan to sell the security nor is it more likely than not that the Company would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, the Company considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

Contractual Maturities

The contractual maturities of short-term and long-term investments held at September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023		December 31, 2022
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
	(in thousands)		(in thousands)
Due within one year	$1,064,497	$1,061,526	$1,089,250	$1,081,662
Due after 1 year through 2 years	152,367	150,861	114,997	112,791
Total	$1,216,864	$1,212,387	$1,204,247	$1,194,453

5. Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows for the three months ended September 30, 2023 and 2022.

	September 30, 2023	September 30, 2022	December 31, 2022
	(in thousands)
Cash and cash equivalents	$535,545	$331,659	$331,022
Restricted cash, included in prepaid expenses and other current assets and other assets	3,153	3,029	3,153
Total cash, cash equivalents, and restricted cash	$538,698	$334,688	$334,175

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Computer equipment and purchased software	$16,029	$17,710
Employee related computer equipment	46,966	46,399
Furniture and fixtures	19,780	21,232
Leasehold improvements	101,519	98,427
Internal-use software	43,924	32,205
Construction in progress	13,383	1,699
Total property and equipment	241,601	217,672
Less accumulated depreciation	(136,652)	(112,445)
Property and equipment, net	$104,949	$105,227

Depreciation and amortization expense on property and equipment was $7.7 million for the three months ended September 30, 2023, $21.8 million for the nine months ended September 30, 2023, $7.4 million for the three months ended September 30, 2022, and $20.6 million for the nine months ended September 30, 2022.

As part of the Restructuring Plan (defined in Note 15), the Company disposed of $0.1 million of fixed assets, net, in the three months ended September 30, 2023 and $1.4 million in the nine months ended September 30, 2023. The Company also recorded accelerated depreciation expense for fixed assets in connection with the lease abandonments as part of the Restructuring Plan. See Note 15 for more information.

7. Capitalized Software Development Costs

Capitalized software development costs, exclusive of those recorded within property and equipment, consisted of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Gross capitalized software development costs	$235,146	$174,732
Accumulated amortization	(138,577)	(110,942)
Capitalized software development costs, net	$96,569	$63,790

These capitalized software development costs are associated with software developed for customer purchase. Capitalized software development costs recorded within property and equipment are associated with software developed for Company use.

Amortization of capitalized software development costs, exclusive of costs recorded within property and equipment, was $12.6 million for the three months ended September 30, 2023, $33.1 million for the nine months ended September 30, 2023, $8.5 million for three months ended September 30, 2022, and $23.1 million for the nine months ended September 30, 2022.

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

Each $1,000 of principal amount of the 2025 Notes will initially be convertible into 3.5396 shares of the Company’s common stock (the “Conversion Option of the 2025 Notes”), which is equivalent to an initial conversion price of approximately $282.52 per share, subject to adjustment upon the occurrence of certain specified events. On or after March 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2025 Notes at any time. The 2025 Notes will be convertible at the option of the holders prior to the close of business on the business day immediately preceding March 1, 2025 under certain circumstances as described in the indenture governing the 2025 Notes (the “Indenture”). Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The Company expects to settle the principal amount of the 2025 Notes in cash. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended September 30, 2023 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2025 Notes are convertible at the option of the holders thereof during the calendar quarter ending December 31, 2023. As of November 3, 2023, the Company has not received any material conversion notices.

The net carrying amount of the liability component of the 2025 Notes is as follows:

	As of September 30, 2023	As of December 31, 2022
	(in thousands)
Principal	$459,078	$459,083
Unamortized issuance costs	(3,379)	(4,856)
Net carrying amount	$455,699	$454,227

Interest expense related to the 2025 Notes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Contractual interest expense	$431	$431	$1,291	$1,291
Amortization of issuance costs	497	492	1,477	1,465
Total interest expense	$928	$923	$2,768	$2,756

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

During the nine months ended September 30, 2023, the lease term began, was amended, or extended for various leases of office spaces globally. The Company recorded an increase of $1.3 million of right-of-use assets and $6.7 million of lease liabilities for these leases during the period upon the lease commencement, amendment, or extension. Refer to Note 15 regarding the lease terminations and abandonments in connection with the Restructuring Plan.

The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of operating lease payments. To determine the estimated incremental borrowing rate, the Company uses publicly available credit ratings for peer companies. The Company estimates the incremental borrowing rate using yields for maturities that are in line with the duration of the lease payments. The weighted average discount rate for operating leases as of September 30, 2023 was 4.9%.

Operating lease expense and cash payments related to operating lease liabilities for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Operating lease expense	$10,230	$10,695	$33,139	$32,392
Cash payments	$14,701	$8,094	$45,827	$29,033

The Company subleases some of its unused spaces to third parties. Operating sublease income generated under all operating lease agreements for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Operating sublease income	$1,953	$1,037	$5,995	$3,325

10. Commitments and Contingencies

Contractual Obligations

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through February 2035. Certain leases contain optional termination dates. The table below only includes payments up to the optional termination date. If the Company were to extend leases beyond the optional termination date, the future commitments would increase by approximately $76.2 million.

Included in the table below is an operating lease commitment for a lease that has not yet commenced of approximately $1.3 million.

Future minimum payments under all operating lease agreements as of September 30, 2023 are as follows (in thousands):

Remainder of 2023	$13,349
2024	52,486
2025	51,578
2026	50,494
2027	46,481
Thereafter	195,810
Total	$410,198

Future minimum payments under all non-cancelable vendor commitments as of September 30, 2023 and agreements entered into since then are as follows (in thousands):

Remainder of 2023	$38,985
2024	205,293
2025	215,314
2026	221,088
2027	187,846
Thereafter	184
Total	868,710

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

11. Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ equity, for the nine months ended September 30, 2023.

	Cumulative Translation Adjustment	Unrealized Loss on Investments	Total
	(in thousands)
Beginning balance at January 1, 2023	(3,070)	(9,820)	(12,890)
Other comprehensive gain before reclassifications	(1,805)	5,317	3,512
Amounts reclassified from accumulated other comprehensive income	—	—	—
Ending balance at September 30, 2023	(4,875)	(4,503)	(9,378)

12. Stock-Based Compensation Expense

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Options	$2,958	$2,551	$8,798	$7,692
RSUs	96,638	66,520	287,575	182,773
PSUs	3,866	—	9,882	—
Employee stock purchase plan	4,044	3,142	12,290	8,616
Total stock-based compensation expense	$107,506	$72,213	$318,545	$199,081

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

Effect of stock-based compensation expense on income by line item:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Cost of revenue, subscription	$3,157	$2,311	$9,110	$6,516
Cost of revenue, professional services and other	1,201	1,168	3,748	3,251
Research and development	49,460	28,585	146,845	77,269
Sales and marketing	34,439	28,060	103,233	77,113
General and administrative	19,249	12,089	55,609	34,932
Total stock-based compensation expense	$107,506	$72,213	$318,545	$199,081

Capitalized software development costs excluded from stock-based compensation expense is $6.9 million for the three months ended September 30, 2023, $21.0 million for the nine months ended September 30, 2023, $3.4 million for the three months ended

September 30, 2022, and $9.0 million for the nine months ended September 30, 2022. Also excluded in the nine months ended September 30, 2023 is $1.0 million of stock-based compensation expense incurred in connection with the Restructuring Plan. See Note 15 for more details.

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

Revenues by geographical region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Americas	$337,113	$276,613	$966,762	$777,960
Europe	174,428	128,934	488,009	373,264
Asia Pacific	46,016	38,411	133,544	110,089
Total	$557,557	$443,958	$1,588,315	$1,261,313
Percentage of revenues generated outside of the Americas	40%	38%	39%	38%

Revenue derived from customers outside the United States (international) was approximately 47% of total revenue in the three and nine months ended September 30, 2023 and 46% of total revenue in the three and nine months ended September 30, 2022.

Total long-lived assets by geographical region:

	As of September 30, 2023	As of December 31, 2022
	(in thousands)
Americas	$240,010	$290,977
Europe	110,690	123,311
Asia Pacific	8,732	10,243
Total long-lived assets	$359,432	$424,531
Percentage of long-lived assets held outside of the Americas	33%	31%

14. Intangible Assets

In the three months ended June 30, 2022, the Company purchased the rights to the domain name "connect.com" for $10.0 million. The domain is being used to host a networked community for customers, Solutions Partners, and prospects. The cost is amortized on a straight-line basis over its estimated useful life of seven years. Amortization expense was $0.4 million for the three months ended September 30, 2023, $1.1 million for the nine months ended September 30, 2023, $0.4 million for the three months ended September 30, 2022, and $0.7 million in the nine months ended September 30, 2022. The expense is included in sales and marketing expense in the consolidated statements of operations.

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

During the nine months ended September 30, 2023, the Company terminated and abandoned various leases of office spaces globally. The Company recorded a reduction in right-of-use assets of $44.6 million and an increase in lease liabilities of $6.3 million for these leases during the period upon the lease terminations or abandonments. In the three months ended September 30, 2023, the Company incurred $0.8 million of restructuring charges in connection with these leases. In the nine months ended September 30, 2023, the Company incurred $93.3 million of restructuring charges, composed of $66.4 million related to facilities and $26.9 million for severance, employee related benefits, and other costs, including $1.0 million of stock-based compensation expense. The charges are recorded to the restructuring line item within the consolidated statements of operations.

The following table summarizes the Company's restructuring liabilities as of September 30, 2023:

	Workforce reduction	Lease consolidation
	(in thousands)
Beginning balance at January 1, 2023	$—	$—
Charges	26,838	65,612
Non-cash items	(953)	(63,370)
Payments	(25,885)	(2,242)
Ending balance at June 30, 2023	$—	$—
Charges	—	846
Non-cash items	—	—
Payments	—	(846)
Ending balance at September 30, 2023	$—	$—

The actions associated with the global lease consolidation under the Restructuring Plan are expected to be completed in 2023. The Company estimates that it will incur additional charges of approximately $2.0 million to $4.0 million related to the lease consolidation.

16. Subsequent Event

On October 31, 2023, the Company entered into a definitive agreement to acquire all outstanding shares of APIHub, Inc., (d.b.a. Clearbit), a B2B data provider, for total base consideration of approximately $150 million in cash, subject to customary post-closing adjustments and conditions. The acquisition is expected to close during the fourth quarter of 2023. Upon completion of the transaction, the acquisition will provide a complimentary B2B data asset to the Company's customers and will accelerate the Company’s data and enrichment roadmap. Due to the limited amount of time since entering into the agreement, the Company is in the process of finalizing the accounting for this transaction and expect to complete the preliminary purchase price allocation in the fourth quarter of 2023. This acquisition is expected to have an insignificant impact on the Company’s 2023 revenue.

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

Company Overview

We provide a customer platform that helps businesses connect and grow better. We deliver seamless connection for customer-facing teams with a unified platform that includes AI-powered engagement hubs, a smart customer relationship management (“CRM”) Platform, a connected ecosystem with integrations, a community network, and educational content.

At the core of our CRM Platform is our CRM comprised of Marketing Hub, Sales Hub, Service Hub, content management system ("CMS") Hub, Operations Hub, and Commerce Hub that our customers use which creates a single view of all interactions a prospective or existing customer has with their marketing, sales and customer service teams. The CRM shares data across every application in the CRM Platform, automatically informing more personalized emails, website content, ads, and conversations, and enables more accurate timing cues for our customer’s internal teams. Our CRM Platform was built to easily and seamlessly integrate third-party applications to further customize to an individual company’s industry or needs. In addition, an end-to-end payment solution, Payments, is built within our CRM Platform which enables customers to streamline their payment process. We designed and built our CRM Platform to serve a broad range of customers globally. Our CRM Platform starts completely free and grows with our customers to meet their needs at different stages in their life-cycles. It supports multiple languages and currencies and offers an array of sophisticated features, including content partitioning at the enterprise level for companies operating in or serving multiple countries.

We focus on selling to mid-market business-to-business, or B2B, companies, which we define as companies that have between two and 2,000 employees. While our CRM Platform was built to grow with any company, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving this market segment. These mid-market businesses seek an integrated, easy-to-implement and easy-to-use solution to reach customers and compete with organizations that have larger marketing, sales, and customer service budgets. We efficiently reach these businesses at scale through our proven inbound methodology, our Solutions Partners, and our “freemium” model. A Solutions Partner is a service provider that helps businesses with strategy, execution, and implementation of go-to-market activities and technology solutions. Our freemium model attracts customers who begin using our CRM Platform through our free products and then upgrade to our paid products. As of September 30, 2023, we had 7,478 full-time employees and 194,098 Customers of varying sizes in more than 120 countries, representing many industries.

We derive most of our revenue from subscriptions to our cloud-based CRM Platform and related professional services, which consist of customer on-boarding, training and consulting services. Subscription revenue accounted for 98% of our total revenue for the three and nine months ended September 30, 2023 and 2022. We sell multiple product plans at different base prices on a subscription basis, each of which includes our CRM and integrated applications to meet the needs of the various customers we serve. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We also generate additional revenue based on the purchase of additional subscriptions and products, and the number of account users and subdomains. Most of our customers’ subscriptions are one year or less in duration.

Subscriptions are billed in advance on various schedules. Because the mix of billing terms for orders can vary from period to period, the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. Accordingly, we do not believe that change in deferred revenue is an accurate indicator of future revenue.

Many of our customers purchase on-boarding, training, and consulting services, and utilize other tools and Payments, which are designed to help customers enhance their ability to attract, engage and delight their customers using our CRM Platform. We also generate revenue from a number of revenue-share agreements with other companies based on mutually agreed upon terms. Professional services and other revenue accounted for 2% of total revenue for the three and nine months ended September 30, 2023 and 2022.

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

Results of Operations for the Three and Nine Months ended September 30, 2023 and 2022

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Revenues:
Subscription	$545,832	$435,030	$1,553,253	$1,232,387
Professional services and other	11,725	8,928	35,062	28,926
Total revenue	557,557	443,958	1,588,315	1,261,313
Cost of revenues:
Subscription	73,781	67,648	215,944	191,466
Professional services and other	13,745	14,479	40,910	42,532
Total cost of revenues	87,526	82,127	256,854	233,998
Gross profit	470,031	361,831	1,331,461	1,027,315
Operating expenses:
Research and development	156,871	114,038	454,511	325,687
Sales and marketing	271,448	229,541	787,423	650,936
General and administrative	61,308	50,465	179,939	146,309
Restructuring	846	-	93,296	-
Total operating expenses	490,473	394,044	1,515,169	1,122,932
Loss from operations	(20,442)	(32,213)	(183,708)	(95,617)
Other expense:
Interest income	16,181	4,658	40,195	7,222
Interest expense	(950)	(923)	(2,817)	(2,822)
Other expense	(1,664)	(1,185)	(2,128)	(583)
Total other income	13,567	2,550	35,250	3,817
Loss before income tax expense	(6,875)	(29,663)	(148,458)	(91,800)
Income tax benefit (expense)	1,412	(1,748)	(14,233)	(5,313)
Net loss	$(5,463)	$(31,411)	$(162,691)	$(97,113)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Subscription	98%	98%	98%	98%
Professional services and other	2	2	2	2
Total revenue	100	100	100	100
Cost of revenue:
Subscription	13	15	14	15
Professional services and other	2	3	3	3
Total cost of revenue	16	18	16	19
Gross profit	84	82	84	81
Operating expenses:
Research and development	28	26	29	26
Sales and marketing	49	52	50	52
General and administrative	11	11	11	12
Restructuring	0	-	6	-
Total operating expenses	88	89	95	89
Loss from operations	(4)	(7)	(12)	(8)
Total other income	2	1	2	0
Loss before income tax expense	(1)	(7)	(9)	(7)
Income tax benefit (expense)	0	(0)	(1)	(0)
Net loss	(1)%	(7)%	(10)%	(8)%

Percentages are based on actual values. Totals may not sum due to rounding.

Three and Nine Months ended September 30, 2023 Compared to the Three and Nine Months Ended September 30, 2022

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenues:
Subscription	$545,832	$435,030	$110,802	25%	$1,553,253	$1,232,387	$320,866	26%
Professional services and other	11,725	8,928	2,797	31%	35,062	28,926	6,136	21%
Total revenue	$557,557	$443,958	$113,599	26%	$1,588,315	$1,261,313	$327,002	26%

Three month change

Subscription revenue increased during the three months ended September 30, 2023 compared to the same period in 2022 primarily due to the increase in Customers, which grew from 158,905 as of September 30, 2022 to 194,098 as of September 30, 2023. Average Subscription Revenue per Customer increased from $11,233 for the three months ended September 30, 2022 to $11,520 for the three months ended September 30, 2023. The growth in Customers was primarily driven by increased demand for our lower-priced Starter products. The increase in Average Subscription Revenue per Customer was primarily driven by a continued demand for our Professional and Enterprise products and adoption of multiple Hubs, offset by continued purchases of our lower-priced Starter products.

Professional services and other revenue increased during the three months ended September 30, 2023 compared to the same period in 2022 primarily due to increase in overall services revenue from onboarding and fees earned from other revenue streams.

Nine month change

Subscription revenue increased during the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to the increase in Customers, which grew from 158,905 as of September 30, 2022 to 194,098 as of September 30, 2023. Average Subscription Revenue per Customer increased from $11,162 for the nine months ended September 30, 2022 to $11,457 for the nine months ended September 30, 2023. The growth in Customers was primarily driven by increased demand for our lower-priced Starter products. The increase in Average Subscription Revenue per Customer was primarily driven by a continued demand for our Professional and Enterprise products and adoption of multiple Hubs, offset by continued purchases of our lower-priced Starter products.

Professional services and other revenue increased during the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to increase in overall services revenue from onboarding and fees earned from other revenue streams.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Total cost of revenue	$87,526	$82,127	$5,399	7%	$256,854	$233,998	$22,856	10%
Gross profit	$470,031	$361,831	$108,200	30%	$1,331,461	$1,027,315	$304,146	30%
Gross margin percentage	84%	82%			84%	81%

Total cost of revenue for the three and nine months ended September 30, 2023 increased compared to the same period in 2022 primarily due to an increase in subscription and hosting costs, amortization of capitalized software development costs, amortization of acquired technology, offset by decreases in employee-related costs and allocated overhead expenses. The increase in gross margin was primarily driven by benefits from hosting cost efficiencies from infrastructure optimization efforts.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Subscription cost of revenue	$73,781	$67,648	$6,133	9%	$215,944	$191,466	$24,478	13%
Percentage of subscription revenue	14%	16%			14%	16%

The increase in subscription cost of revenue for the three and nine months ended September 30, 2023 compared to the same period in

2022 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Subscription and hosting costs	$4,125	$20,212
Amortization of capitalized software development costs	3,120	7,588
Amortization of acquired technology	116	292
Employee-related costs	(893)	(2,675)
Allocated overhead expenses	(335)	(939)
	$6,133	$24,478

Three month change

Subscription and hosting costs increased primarily due to growth in our Customer base from 158,905 as of September 30, 2022 to 194,098 as of September 30, 2023. We also saw higher subscription and hosting costs as we continued to focus on the security, reliability and performance of our CRM Platform. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continued to develop new products and increased functionality. Amortization of acquired technology increased due to certain acquired technology being amortized using a method reflective of the expected economic benefit consumption over the expected useful life of the asset. Employee-related costs decreased as a result of the workforce reduction under the Restructuring Plan. Allocated overhead expenses decreased primarily due to the reduction of our leased space as a result of the global lease consolidation under the Restructuring Plan.

Nine month change

Subscription and hosting costs increased primarily due to growth in our Customer base from 158,905 as of September 30, 2022 to 194,098 as of September 30, 2023. We also saw higher subscription and hosting costs as we continued to focus on the security, reliability and performance of our CRM Platform. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continued to develop new products and increased functionality. Amortization of acquired technology increased due to certain acquired technology being amortized using a method reflective of the expected economic benefit consumption over the expected useful life of the asset. Employee-related costs decreased as a result of the workforce reduction under the Restructuring Plan. Allocated overhead expenses decreased primarily due to the reduction of our leased space as a result of the global lease consolidation under the Restructuring Plan.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Professional services and other cost of revenue	$13,745	$14,479	$(734)	-5%	$40,910	$42,532	$(1,622)	-4%
Percentage of professional services and other revenue	117%	162%			117%	147%

The increase in professional services and other cost of revenue for three and nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Allocated overhead and other expenses	$2,266	$4,980
Employee-related costs	(3,000)	(6,602)
	$(734)	$(1,622)

Three month change

Allocated overhead and other expenses increased primarily due to increased costs associated with our other service offerings. Employee-related costs decreased as a result of the workforce reduction under the Restructuring Plan.

Nine month change

Allocated overhead and other expenses increased primarily due to increased costs associated with our other service offerings. Employee-related costs decreased as a result of the workforce reduction under the Restructuring Plan.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Research and development	$156,871	$114,038	$42,833	38%	$454,511	$325,687	$128,824	40%
Percentage of total revenue	28%	26%			29%	26%

The increase in research and development expense for the three and nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Employee-related costs	$41,034	$124,260
Allocated overhead expenses	1,799	4,564
	$42,833	$128,824

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

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Sales and marketing	$271,448	$229,541	$41,907	18%	$787,423	$650,936	$136,487	21%
Percentage of total revenue	49%	52%			50%	52%

The increase in sales and marketing expense for the three and nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Employee-related costs	$23,967	$91,060
Marketing programs	12,977	26,621
Solutions Partner commissions	2,866	13,529
Amortization of customer relationships	1,457	1,814
Allocated overhead expenses	640	3,463
	$41,907	$136,487

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

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
General and administrative	$61,308	$50,465	$10,843	21%	$179,939	$146,309	$33,630	23%
Percentage of total revenue	11%	11%			11%	12%

The increase in general and administrative expense for the three and nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Employee-related costs	$8,857	$26,497
Customer credit card fees	1,290	4,865
Allocated overhead expenses	696	2,268
	$10,843	$33,630

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

Restructuring

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Restructuring	$846	$—	$846	n/a	$93,296	$—	$93,296	n/a
Percentage of total revenue	0%	0%			6%	0%

Three month change

Restructuring charges were $0.8 million in the three months ended September 30, 2023 due to the implementation of the Restructuring Plan in the first quarter of 2023 and its continued execution during the third quarter. Restructuring costs consisted primarily of facilities related costs for the terminations and abandonments of leases globally (Note 15). There were no restructuring charges in the three months ended September 30, 2022.

Nine month change

Restructuring charges were $93.3 million in the nine months ended September 30, 2023 due to the implementation of the Restructuring Plan in the first quarter of 2023 and its continued execution during the third quarter. Restructuring costs primarily consisted of $26.9 million of severance, employee related benefits and other costs, and $66.4 million related to facilities for the termination and abandonment of leases globally (Note 15). There were no restructuring charges in the nine months ended September 30, 2022.

Interest income

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Interest income	$16,181	$4,658	$11,523	247%	$40,195	$7,222	$32,973	457%
Percentage of total revenue	3%	1%			3%	1%

Three and Nine month change

Interest income primarily consists of interest earned on invested cash and cash equivalents balances and investments. The increase during the three and nine months ended September 30, 2023 is due to an increase in yields on our investment balances.

Interest expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Interest expense	$(950)	$(923)	$27	3%	$(2,817)	$(2,822)	$(5)	(0)%
Percentage of total revenue	*	*			*	*

* not meaningful

Three and Nine month change

Interest expense primarily consists of amortization of the debt issuance costs and contractual interest expense related to our 2025 Notes. Interest expense remained relatively consistent.

Other expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Other expense	$(1,664)	$(1,185)	$(479)	(40)%	$(2,128)	$(583)	$(1,545)	265%
Percentage of total revenue	*	*			*	*

* not meaningful

The change in other income during the three and nine months ended September 30, 2023 is primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Foreign currency (losses) gains	$(479)	$2,655
Gain on strategic investments	—	(4,200)
	$(479)	$(1,545)

Three month change

Other expense primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities and any gains or impairments on our strategic investments. The increase in foreign currency transaction losses is primarily attributable to the decline in the value of the Euro and British Pound Sterling relative to the U.S. Dollar.

Nine month change

Other expense primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities and any gains or impairments on our strategic investments. The decrease in gain on strategic investments is due to gains of $4.2 million from observable price changes in the nine months ended September 30, 2022. No gains or losses were recorded in the nine months ended September 30, 2023. The change in foreign currency transactions is primarily attributable to the increase in the value of the Euro and British Pound Sterling relative to the U.S. Dollar.

Income tax benefit (expense)

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Income tax benefit (expense)	$1,412	$(1,748)	$3,160	(181)%	$(14,233)	$(5,313)	$(8,920)	168%
Effective tax rate	(21)%	6%			10%	6%

Three month change

Income tax benefit (expense) consists of current and deferred taxes for U.S. and foreign jurisdictions. The increase in income tax benefit was primarily driven by an update to the Company's estimate of R&D costs required to be capitalized in the U.S.

Nine month change

Income tax benefit (expense) consists of current and deferred taxes for U.S. and foreign jurisdictions. The increase in income tax expense was primarily driven by increased income in jurisdictions outside of the U.S. that are profitable from a tax perspective and limitations on the utilization of U.S. state net operating loss carry-forwards.

Liquidity and Capital Resources

Our principal sources of liquidity to date have been cash and cash equivalents, net accounts receivable, our common stock offerings, and our convertible notes offerings.

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents provided by operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities for the nine months ended September 30, 2023 and 2022.

	Nine Months ended September,
	2023	2022
	(in thousands)
Cash and cash equivalents	$535,545	$331,659
Working capital	1,135,733	892,884
Net cash and cash equivalents provided by operating activities	246,659	183,209
Net cash and cash equivalents used in investing activities	(68,318)	(211,121)
Net cash and cash equivalents provided by (used in) financing activities	30,363	(1,179)

Our cash and cash equivalents at September 30, 2023 were held for working capital purposes. At September 30, 2023, $193.9 million of our cash and cash equivalents was held in accounts outside the United States. We do not assert indefinite reinvestment of our foreign earnings because these earnings have been subject to United States Federal tax. While we have concluded that any incremental tax incurred upon ultimate distribution of these earnings to be immaterial, our current plans do not demonstrate a need to repatriate undistributed earnings to fund our U.S. operations.

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

Net cash and cash equivalents provided by operating activities during the nine months ended September 30, 2023 primarily reflected our net loss of $162.7 million, $30.2 million accretion of bond discounts, offset by non-cash expenses that included $53.5 million of depreciation and amortization, $318.5 million in stock-based compensation, restructuring charges of $64.9 million, and $1.5 million of amortization of debt discount and issuance costs. Working capital sources of cash and cash equivalents primarily included a $40.7 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $13.2 million decrease in accounts receivable related to increased collection, a $23.2 million increase in right-of-use asset, and $44.9 million increase in accrued expenses and other liabilities. These sources of cash and cash equivalents were offset by a $36.0 million increase in prepaid expenses and other assets, a $28.9 million decrease in operating lease liabilities, a $54.3 million increase in deferred commissions, and a $5.2 million increase in accounts payable related to timing of bill payments.

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

Net cash and cash equivalents used in investing activities during the nine months ended September 30, 2023 consisted primarily of $1.1 billion purchases of investments and $25.0 million of purchased property and equipment, $9.3 million of purchases of strategic investments, $2.3 million in an equity method investment and $49.3 million of capitalized software development costs. These uses of cash were offset by $1.2 billion received related to the maturity of investments.

Net cash and cash equivalents used in investing activities during the nine months ended September 30, 2022 consisted primarily of $1.3 billion purchases of investments, $31.4 million of purchased property and equipment, $19.9 million of purchases of strategic investments, $31.4 million of capitalized software development costs, $1.9 million in an equity method investment and a $10.0 million purchase of intangible assets. These uses of cash were offset by $1.0 billion received related to the maturity of investments and $125.0 million received for sale of investments.

Net Cash and Cash Equivalents Provided by Financing Activities

Our financing activities have consisted primarily of the various components of our 2022 Notes repayment, the repayment of our 2025 Notes, the issuance of common stock under our stock plans, and payments of employee taxes related to the net share settlement of stock-based awards.

For the nine months ended September 30, 2023 cash used in financing activities consisted $7.6 million used for payment of employee taxes related to the net share settlement of stock-based awards, offset by $37.9 million of proceeds related to issuance of common stock under stock plans.

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2023 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we are committed to contribute additional capital of $4.0 million to the Black Economic Development Fund. There were no other material off-balance sheet arrangements exclusive of operating leases and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

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

Market Risk and Market Interest Risk

In June 2020, we issued $460 million aggregate principal amount of convertible senior notes due June 1, 2025, of which $459.1 million remains outstanding as of September 30, 2023 (the “2025 Notes”). The fair value of the 2025 Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the 2025 Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of the 2025 Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Generally, the fair values of the 2025 Notes will increase as interest rates fall and decrease as interest rates rise. Additionally, we carry the 2025 Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. The Federal Reserve has raised, and may continue to raise interest rates in an effort to combat high inflation and may continue to do so in the future. There continues to be uncertainty in the changing market and economic conditions, including the possibility or additional measures that could be taken by the Federal Reserve and other government agencies, related to concerns over inflation risk.

The table below provides a sensitivity analysis of hypothetical 10% changes of our stock price as of September 30, 2023 and the estimated impact on the fair value of the 2025 Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such an event may have on the fair value of the 2025 Notes.

2025 Notes

Hypothetical change in HubSpot stock price	Fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$956,241	$137,760	17%
No change	$818,481	$—	—
10% decrease	$672,338	$(146,143)	(18)%

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

If we fail to adapt and respond effectively to rapidly changing technology, including evolving artificial intelligence and machine learning technologies, evolving industry standards and changing customer needs or requirements, our CRM Platform may become less competitive.

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

Our ability to introduce new products and features, including new products and features that utilize artificial intelligence, is dependent on adequate research and development resources. If we do not adequately fund our research and development efforts, we may not be able to compete effectively and our business and operating results may be harmed.

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

The development of next-generation solutions that utilize new and advanced features, including AI and machine learning, involves making predictions regarding the willingness of the market to adopt such technologies over legacy solutions. The Company may be required to commit significant resources to developing new products, software and services before knowing whether such investment will result in products or services that the market will accept.

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

Uncertainty around new and emerging AI applications such as generative AI content creation may require additional investment in the development of proprietary datasets, machine learning models and systems to test for accuracy, bias and other variables, which are often complex, development of new approaches and processes to provide attribution or remuneration to content creators and building systems that enable creatives to have greater control over the use of their work in the development of AI, which may be costly and could impact our profit margin if we are unable to monetize such assets. In addition, AI technologies, including generative AI, may create content that appears correct but is factually inaccurate or flawed, or contains copyrighted or other protected material, and if our customers or others use this flawed content to their detriment, we may be exposed to brand or reputational harm, competitive harm, and/or legal liability. Developing, testing and deploying AI systems may also increase the cost profile of our offerings due to the nature of the computing costs involved in such systems.

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
•
international disputes, wars (such as the conflict between Russia and Ukraine and the evolving events in Israel and Gaza), political instability or terrorist activities and resulting economic instability;
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

Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the software industry may harm us. The United States and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, volatility in the banking sector, changes in the labor market, supply chain disruptions, bankruptcies, inflation and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. Moreover, a potential U.S. federal government shutdown resulting from budgetary decisions, a prolonged continuing resolution, breach of the federal debt ceiling, or a potential U.S. sovereign default may increase uncertainty and volatility in the global economy and financial markets. Weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs, trade agreements or governmental fiscal, monetary and tax policies, among others, could adversely impact our business, financial condition and operating results. Further, weak market conditions have, and could in the future result in, impairment of our investments and long-lived assets.

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

Additionally, it is also possible that unauthorized access to sensitive customer and business data may be obtained through inadequate use of security controls by our customers, suppliers or other vendors. Like other businesses, we rely on hardware and software supplied by third-parties and, therefore, are susceptible to supply chain attacks. Such attacks are becoming increasingly common, and we may not be able to anticipate and prevent negative impacts from such an attack. If we are impacted by a supply chain attack, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product and services could be hindered or delayed.

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

Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of copyrights, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect our proprietary rights in our products and services. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Any of our trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Additionally, the intellectual property ownership and license rights, including copyright, surrounding AI technologies, which we are increasingly building into our product offerings, has not been fully addressed by U.S. courts or other federal or state laws or regulations, and the use or adoption of AI technologies in our products and services may expose us to copyright infringement or other intellectual property misappropriation claims. Despite our precautions, it may be possible for unauthorized third parties to copy our technology and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our offerings may be unenforceable under the laws of certain jurisdictions and foreign countries. In addition, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying and use of our technology and proprietary information may increase.

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

Other states, including Virginia, Colorado, Utah, Connecticut, Iowa, Indiana, Montana, Tennessee, and Texas, among others, have passed comprehensive privacy and data security laws, which impose obligations on covered businesses similar – but not identical – to those under the CCPA. Such laws will enter into force in 2023 and beyond. A number of other states have proposed similar or sector specific privacy legislation,; and the U.S. Congress is considering legislation that may preempt some or all of such U.S. state privacy laws, providing a more robust private right of action. The evolving complexity of privacy and data security legislation in the U.S. may complicate our compliance efforts and further increase our risk of regulatory enforcement, penalties and litigation.

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

On July 10, 2023, the European Commission approved the EU-U.S. Data Privacy Framework (“DPF”) to support transfers of personal data from the EU to companies in the U.S. Because we have maintained our certification under the previously invalidated Privacy Shield, we have now automatically become subject to the DPF and are required to maintain policies and procedures to comply with the DPF principles. We may be subject to regulatory enforcement by the FTC if we are found to be noncompliant with any of the DPF principles, and this regulatory enforcement may lead to significant civil penalties.

Until the remaining legal uncertainties regarding SCCs, DPF and other transfer mechanisms are settled, we will continue to face uncertainty as to whether our customers will be permitted to transfer personal data to the United States for processing by us as part of our platform services. Our customers may view data transfer mechanisms as being too costly, too burdensome, too legally uncertain or otherwise objectionable and therefore decide not to do business with us.

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

We generated net losses of $162.7 million and $97.1 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $805.1 million. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We have spent and intend to continue to expend significant funds on our marketing, sales, customer service, operations, and content management operations, develop and enhance our CRM Platform, scale our data center infrastructure and services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

From time to time, we may invest funds in social impact investment funds, and may receive no return on our investment or lose our entire investment.

From time to time, we may invest in social impact investment funds. As of September 30, 2023, we have invested $8.5 million in the Black Economic Development Fund and $7.5 million in support of Minority Depository Institutions to help close the racial wealth, health and opportunity gap. There is no guarantee as to the performance of this investment or any similar investments we make in the future. Depending on the performance of this investment and future investments we may make, we may not receive any return on our investment or we may lose our entire investment, which could have an adverse effect on our business.

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

Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended September 30, 2023 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2025 Notes are convertible at the option of the holders thereof during the calendar quarter ending September 30, 2023. As of November 3, 2023, the Company has not received any material conversion notices with respect to the 2025 Notes. Whether the Notes that remain outstanding will be convertible following the calendar quarter ended September 30, 2023 will depend on the continued satisfaction of this condition or another conversion condition in the future. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share, our stock price has ranged from $25.79 to $866.00 through September 30, 2023. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
•
changes in key personnel; and
•
other events or factors, including changes in general economic, industry and market conditions and trends, international disputes, wars (such as the conflict between Russia and Ukraine and the evolving events in Israel and Gaza), and political stability.

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

Name	Action Taken	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Ron Gill (Director)	Adoption (August 10, 2023)	Trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)	218 days	4,075 shares
Lorrie Norrington (Director)	Adoption (August 15, 2023)	Trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)	213 days	350 shares

Item 6. Exhibits

The exhibits listed below are filed or incorporated by reference into this Report.

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Fourth Amended and Restated Bylaws of the Registrant

4.1(3)	Form of Common Stock certificate of the Registrant

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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

November 8, 2023