Form 10-K
period 2023-12-31
HUBSPOT INC
filed 2024-02-14
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on June 30, 2023, as reported by the New York Stock Exchange on such date was approximately $25,412,807,293. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

On February 9, 2024, the registrant had 50,674,493 shares of common stock outstanding.

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

Risk Factor Summary

The risk factors detailed in Item 1A entitled “Risk Factors” in this Annual Report on Form 10-K are the risks that we believe are material to our investors and a reader should carefully consider them. Those risks are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. The following is a summary of the risk factors detailed in Item 1A:

•
We are dependent upon customer renewals, the addition of new customers, increased revenue from existing customers and the continued growth of the market for a customer platform.
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
•
If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards and changing customer needs or requirements, our customer platform may become less competitive.
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
•
If our customer platform has outages or fails due to defects or similar problems, and if we fail to correct any defect or other software problems, we could lose customers, become subject to service performance or warranty claims or incur significant costs.
•
If our or our customers’ security measures are compromised or unauthorized access to data of our customers or their customers is otherwise obtained, our customer platform may be perceived as not being secure, our customers may be harmed and may curtail or cease their use of our platform, our reputation may be damaged and we may incur significant liabilities.
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

PART 1

ITEM I. BUSINESS

Overview

We provide a customer platform that helps businesses connect and grow better. We deliver seamless connection for customer-facing teams with a unified platform that includes three layers: AI-powered engagement hubs, a Smart customer relationship management product (“CRM”), and a connected ecosystem supporting the customer platform with a marketplace of integrations, templates, and expert partners, a community network, and an academy of educational content.

Our engagement hubs include Marketing Hub, Sales Hub, Service Hub, Operations Hub, content management system (“CMS”) Hub and Commerce Hub, that enable companies to attract, engage, and delight customers throughout the customer lifecycle. The Smart CRM is the foundational layer that combines customer data with AI to power the entire customer platform with unified customer profiles and tools to manage and govern your team and business processes.

We focus on selling to mid-market business-to-business (“B2B”) companies, which we define as companies that have between 2 and 2,000 employees. We sell our customer platform on a subscription basis. In 2023, our total revenue was $2.2 billion and we incurred a net loss of $176.3 million. As of December 31, 2023, we had 7,663 full-time employees and 205,091 Customers, as defined in our Key Business Metrics in Item 7, of varying sizes in more than 135 countries.

Our company was formed as a limited liability company in Delaware on April 4, 2005. We converted to a Delaware corporation on June 7, 2007. Our principal executive offices are located at Two Canal Park, Cambridge, Massachusetts, and our main telephone number is 888-482-7768. Our website address is https://www.hubspot.com. Information contained on or that can be accessed through our website does not constitute part of this Annual Report on Form 10-K, and inclusions of our website address in this Annual Report on Form 10-K are inactive textual references only.

The HubSpot Approach

Our customer platform features a central database of lead and customer interactions and integrated applications designed to help businesses attract visitors to their websites, convert visitors into leads, close leads into customers, transact with those customers, and delight them so they become promoters of those businesses.

Designed to Help Companies Grow Better. Our customer platform was architected from the ground up to enable businesses to transform their marketing, sales, services, operations, commerce and content management playbook to meet the demands of customers today. Our customer platform includes a system of record for maintaining a unified view of the customer experience, a system of engagement for efficiently engaging customers through search engine optimization (“SEO”), web content, social, blogging, email, marketing automation, messaging, support ticketing, knowledge base, commerce, conversation routing, video hosting, deal progression, prospecting, data enrichment, and an end-to-end payment solution which enables customers to streamline their billing and payment process with fewer tools.

Ease of Use of a Single, Extensible Platform. We provide a set of integrated applications on a common platform, which offers businesses ease of use and simplicity. Our customer platform has one login, one user interface, one database, and one team for support. Our customer platform starts free and grows with our customers. It is designed to scale its power and technical sophistication without losing its ease-of-use. In addition to being a comprehensive suite itself, our customer platform seamlessly integrates with hundreds of external applications, making it easy to extend the functionality of our customer platform and customize it for any business.

Power of a Unified Customer View. At the core of our customer platform is a unified data platform for each business that captures its lead and customer activity throughout the customer lifecycle – this is our Smart CRM. Our Smart CRM creates a unified timeline incorporating all the interactions with a particular customer. In contrast to many CRM suites which are cobbled together, we have crafted a set of core functionalities, including reporting, content, messaging, data, AI assistance and automation, which runs across our product lines, which we refer to as engagement Hubs.

Scalability. Our customer platform was designed and built to serve a large number of customers with demanding use cases. Our customer platform currently processes billions of data points each week, and we use leading global cloud infrastructure providers and our own automation technology to dynamically allocate capacity to handle processing workloads of all sizes. We have built our customer platform on modern, scalable distributed technologies. We built the infrastructure to support hundreds of microservices and can easily add new features and capabilities to the customer platform. We utilize a variety of open-source distributed systems including HBase, Kafka, Vitess, and Elasticsearch to scale our data collection and processing. Our scalability gives us flexibility for future growth and enables us to service a large variety of businesses of different sizes across different industries.

Extensible and Open Architecture. Our customer platform features a variety of open application programming interfaces (“APIs”) that allows easy integration of our platform with other applications. We enable our customers to connect our platform to their other applications, such as ecommerce, event management and videoconferencing applications. By connecting third-party applications, our customers can leverage our centralized inbound database to perform additional functions and analysis.

Our Competitive Strengths

We believe that our market leadership position is based on the following key strengths:

Leading Platform. We have designed and built a world-class customer platform. We believe our customers choose our customer platform over others because of its powerful, integrated, and easy-to-use applications. We built HubSpot on a single, unified, and intuitive platform, which we believe contrasts positively with many other CRM suites. We are also investing in powerful AI capabilities in order to strengthen the customer platform even further, ensuring that customers can work smarter by drafting content, streamlining workflows, and enhancing data analysis.

Customer-centric DNA. We have a company culture that prioritizes serving customers and meeting their needs to help them grow better. This informs the product features we offer, the way we go-to-market across marketing, sales, and customer service, and also how we price and package our offerings. This customer-centricity is a key differentiator and enables us to continuously innovate.

Market Leadership and Strong Brand. We are a recognized thought leader in the cloud-based marketing, sales, customer service, operations, and content management software industry with a leading brand. Our founders, Brian Halligan and Dharmesh Shah, wrote the best-selling marketing book Inbound Marketing: Get Found Using Google, Social Media and Blogs. Our marketing, sales, service, operations, and content management experience attracts, engages, and delights customers by being more relevant, more helpful, more personalized, and less interruptive than traditional marketing and sales tactics. Our INBOUND event is one of the largest inbound industry conference events. In 2023, we had over 11,000 registered attendees.

Large and Growing Solutions Partner Program. A Solutions Partner is a service provider that helps businesses with strategy, execution, and implementation of go-to-market activities and technology solutions. Our Solutions Partners promote our brand and offer our customer platform to their clients. Solutions Partners and customers referred to us by our Solutions Partners represented approximately 31% of our Customers as of December 31, 2023, and approximately 46% of our revenue for the year ended December 31, 2023. These Solutions Partners help us to promote the vision of the inbound experience, efficiently reach new mid-market businesses at scale, and provide our mutual customers with more diverse and higher-touch services.

Freemium Pricing Strategy. Our freemium model attracts customers who begin using our customer platform through our free products and then upgrade to our paid Hubs. Through our freemium products, our customers are able to receive value from HubSpot before converting to a paid product or engaging with sales.

Mid-Market Focus. We believe we have significant competitive advantages reaching mid-market businesses and efficiently reach this market at scale as a result of our inbound methodology, freemium pricing strategy, and our Solutions Partner channel.

Powerful Network Effects. We have built a large and growing ecosystem around our customer platform and company. Tens of thousands of our Customers integrate third-party applications with our customer platform. We believe this ecosystem drives more businesses and professionals to embrace the inbound playbook. As our engaged audience grows, more Solutions Partners collaborate with us, more third-party developers integrate their applications with our customer platform, and more professionals complete our certification programs, all of which generate increasing value to our customers and help to drive more businesses to adopt our customer platform.

Our Growth Strategy

The key elements to our growth strategy are:

Grow Our Customer Base. The market for our customer platform is large and underserved. Mid-market businesses are particularly underserved by existing point application vendors and often lack sufficient resources to implement complex solutions. Our all-in-one customer platform allows mid-market businesses to efficiently adopt and execute an effective inbound marketing, sales, customer service, operations, and content management strategy to help them expand and grow. We will continue to leverage our inbound go-to-market approach, freemium pricing strategy and our network of Solutions Partners to keep growing our business.

Increase Revenue from Existing Customers. With 205,091 Customers in more than 135 countries spanning many industries, we believe we have a significant opportunity to increase revenue from our existing customers. We plan to increase revenue from our existing customers by expanding their use of our customer platform by upselling additional offerings and features, including our end-to-end payment solution, adding additional users, and cross-selling our marketing, sales, service, operations, commerce, and content management products to existing customers through touchless or low touch in-product purchases. Our scalable pricing model allows us to capture more spend as our customers grow, increase the number of their customers and prospects managed on our customer platform, and offer additional functionality available from our higher price tiers and add-ons, providing us with a substantial opportunity to increase the lifetime value of our customer relationships.

Keep Expanding Internationally. There is a significant opportunity for our customer platform outside of the United States. As of December 31, 2023, approximately 53% of our Customers were located outside of the United States and these Customers generated approximately 47% of our total revenue for the year ended December 31, 2023. We sell to those international Customers from our U.S., European, Asia Pacific, and South American based operations. We intend to grow our presence in international markets through additional investments in local sales, marketing and professional service capabilities, as well as by leveraging our Solutions Partner network. We have significant website traffic from regions outside the United States, and we believe that markets outside the United States represent a significant growth opportunity.

Continue to Innovate and Expand Our Customer Platform. Mid-market businesses are increasingly realizing the value of having an integrated marketing, sales, customer service, operations, commerce, and content management platform. We believe we are well positioned to capitalize on this opportunity by introducing new products and applications to extend the functionality of our customer platform. As data is becoming more important to our customers’ success and a differentiator for our business, there is a need to move quickly on data enrichment. Our acquisition of Clearbit, which we completed in December 2023, will allow us to build enriched B2B records directly into our customer platform.

Selectively Pursue Acquisitions. We plan to selectively pursue acquisitions of complementary businesses, technologies and teams that would allow us to add new features and functionalities to our customer platform and accelerate the pace of our innovation, while continuing to stay focused on the customer experience.

Our Customer Platform

Our customer platform, with engagement Hubs, our Smart CRM, and connected ecosystems enable companies to have a unified customer profile and connect with their customers at every part of their customer relationship lifecycle. Each Hub can be used standalone, with our Smart platform, a third party CRM, and/or in conjunction with any version of the other Hubs. Our Hubs are available in both free and paid tiers (i.e., Starter, Professional and Enterprise) with gradually increasing levels of functionality that support the needs of our customers as their businesses grow.

Businesses that want to use software outside of our customer platform can leverage our ecosystem of third-party integrations from our platform application partners to have a single, integrated stack. We make it easy to find and install new or existing software solutions that complement our customer platform. Over 1,500 integrations and applications are available for our users, across a wide range of categories, including integrations with leading social media, email, sales, video, analytics, content and webinar tools. Customers can build custom applications and integrations on top of our customer platform themselves, or through third party developers in our ecosystem.

Smart CRM

The core of our customer platform is our Smart CRM: a single, unified, data platform of lead and customer information that allows businesses to track their interactions with contacts and customers, manage their customer activities, report on their pipeline and sales, and manage and govern their team and business processes. This allows a complete view of lead and customer interactions across all of our integrated Hubs, giving our customer platform substantial power. This Smart CRM makes it possible to personalize every aspect of the customer interaction across web content, social media engagement, and email messages across devices, including mobile. The integrated Hubs and Smart CRM on our customer platform have a common user interface and are accessed through a single login.

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

CMS Hub

Our CMS Hub combines the power of customer relationship management and a content management system into one integrated platform. Our content tools enable businesses to create new and edit existing web content while also personalizing their websites for different visitors and optimizing their websites to convert more visitors into leads and customers. Features include: website pages, business blogging, smart content, landing pages and forms, SEO tools, forms and lead flow, web analytics reporting, calls-to-action, and file manager.

Operations Hub

Operations Hub is designed to help businesses unify customer data in a connected platform, automate business processes, and eliminate time-consuming data cleanup, and query and transform data to enable customer insights and connections. Features include: programmable automation, data sync, data curation, and data quality tools.

Commerce Hub

Commerce Hub is an easy-to-use B2B commerce suite that helps streamline the opportunity-to-cash process for businesses to get paid faster, increase revenue and save time. It includes an end-to-end payment solution, Payments, which enables customers to accept payments from their customers in less time and with fewer tools. With Payments, customers can buy and pay directly on a website, an email, or chat and native integration with the quotes feature in Sales Hub allows our customers to get paid immediately when a quote is accepted. Features include: payment links, invoices, quotes, subscription management, automation and revenue reporting.

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

Professional Services. We offer professional services to educate and train customers on how to leverage our customer platform to transform how their business attracts, engages and delights customers. Depending on which Hubs and services a customer purchases, they receive onboarding guidance or one-on-one training from one of our on-boarding, inbound consultants, or technical consultants by web meetings. They can purchase additional group training and education in online or in-person classes (when offered). We also offer in-app training modules that customers can use as part of their on-boarding. Our professional services are also available to customers who need additional assistance on a one-time or ongoing basis for an additional fee. Depending on the scope of work and the services a customer needs help with, we might recommend they work with our Solutions Partner ecosystem.

Customer Success. Our customers have access to a Customer Success Manager (“CSM”), Channel Consultant ("CC"), Partner Development Manager ("PDM") or Customer Success Team (“CST”) which are responsible for our customers’ long term success, retention and growth on our customer platform. Depending on the customer spend, they will either have a dedicated CSM, or be serviced by a CST in a team based approach. Our CSMs or CST address the unique needs and goals of our customers through a series of ongoing interactions and strategy calls on how to best use our customer platform. Our CCs or PDMs play a similar role as our CSMs and CST, but focus on the growth and success of our Solutions Partners. The Solutions Partner’s customers have oversight through CSM and work collaboratively with the CC or PDM to help the Solutions Partner’s customers get the most value from our platform and the Solutions Partner’s services.

Support. In addition to assistance provided by our online articles and customer discussion forums, we offer phone and/or email and chat based support, which is included in the cost of a subscription for our Hubs. Phone, email and chat support is available starting at the Professional product level for all Hubs while email and chat based support is available for Starter Hubs. We strive to maintain an exceptional quality of customer service. We continuously monitor key customer service metrics such as phone hold time, ticket response time and ticket resolution rates, and we monitor the customer satisfaction of our customer support interactions. We believe our customer support is an important reason why businesses choose our customer platform and recommend it to their colleagues.

Our Customers

As of December 31, 2023, we had 205,091 Customers in more than 135 countries, representing many industries. No single customer represented more than ten percent of our revenue in 2023, 2022, or 2021.

Our Technology

Our Customers have chosen us as their customer platform, which we architected and built to be secure, highly distributed and highly scalable. Since our founding, we have embraced rapid, iterative product development lifecycles, cloud automation and open-source technologies, including big data platforms, to power marketing, sales, service, operations, commerce, and content management programs and provide insights not previously possible or available.

Our customer platform is a multi-tenant, globally available software-as-a-service delivered through APIs, web browsers or mobile applications. Our commitment to a highly available, reliable, and scalable platform for businesses of all sizes is accomplished through the use of these technologies.

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

Cost leverage. Our customer platform was built on an almost exclusive footprint of open-source software and designed to operate in cloud-based data centers. As our processing volume continues to grow, we continue to receive larger volume discounts on a per-unit basis for costs such as storage, bandwidth and computing capacity. The shared infrastructure across our products also drives operational efficiencies. We believe that our extensive use of open-source software will provide additional leverage as we scale our customer platform and infrastructure.

Scalability. By leveraging leading cloud infrastructure providers along with our automated technology stack, we are able to scale workloads of varying sizes at any time. This allows us to handle customers of all sizes and demands without traditional operational limitations such as network bandwidth, computing cycles, or storage capacity as we can scale our platform on-demand.

Reliability. Customer data is distributed and processed across multiple data centers within a region to provide redundancy. We built our customer platform on a distributed computing architecture with reduced single points of failure and we operate across data center boundaries daily. In addition to datacenter level redundancy, this architecture supports multiple live copies of each data set along with snapshot capabilities for faster, point-in-time data recovery.

Security. We leverage industry standard network and perimeter defense technologies, distributed denial-of-service, protection systems (including web application firewalls) and enterprise grade domain name system and services across multiple vendors. Our data-center providers operate and certify to high industry compliance levels. Due to the broad footprint of our customer base, we regularly test and evaluate our platform with trusted third-party vendors to ensure the security and integrity of our services.

Marketing and Sales

We believe we are a global leader in implementing an inbound experience in marketing and sales. We believe that our marketing and sales model provides us with a competitive advantage, especially when targeting mid-market businesses, because we can attract and engage these businesses efficiently and at scale.

Inbound Marketing. Our marketing team attracts new leads and users each month through our industry-leading blog, podcast network, email newsletter and other content, free tools, large social media following, high search engine rankings and personalized website and email content. In addition, we are generating leads for new and add-on product purchases through content and offers delivered through our customer platform to existing customers.

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

HubSpot is proud to be named a Best Place to Work by the Glassdoor Employees’ Choice Awards for the past nine years. Based on employees’ reviews and feedback, this recognition is a strong testament to the innovative culture we are building. We have also been recognized as a top workplace in 2022 and 2023 by Great Place to Work, and we have been named to many notable lists such as Fortune’s 100 Best Companies to Work For and Fortune’s Best Workplaces for Women. Additionally, we’re honored to be mentioned in a number of categories by Comparably's workplace awards in 2022 and 2023 including Best CEO for Women, Best Global Culture, and a Best Company for Employee Happiness.

As of December 31, 2023, we had 7,663 full-time employees, or HubSpotters. Of these, 4,971 were in the Americas, 2,164 were in Europe, and 528 were in the Asia Pacific region.

•
Hybrid Culture and Enablement. We offer a hybrid working model, with employees choosing annually between three options: @home, @office, @flex. @home employees work the majority of the time from home, @office employees go into a HubSpot office three or more days per week, and @flex employees go into a HubSpot office two or fewer days per week. We also provide resources and enablement materials to our managers and employees to help them work more effectively in a hybrid working model. As of December 31, 2023, 5,120 employees selected the @home option, 1,986 @flex, and 557 @office.
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
•
Compensation and Benefits. We provide competitive compensation and benefits for our employees globally. Our compensation packages may include base salary, commission or semi-annual bonuses, and stock-based compensation. We also offer unlimited vacation and an annual global week of rest, an employee stock purchase plan, as well as benefit plans, such as employee medical, dental, life and disability insurance, and retirement and pension arrangements, that vary by geography that align with market norms. We evaluate both compensation and benefit offerings on an annual basis and we make adjustments as needed. We are also committed to continuing to make strides in moving from pay opacity to pay transparency. This currently includes providing access to compensation ranges for all of our employees, anchoring compensation to one predefined major city per country and publishing compensation ranges for all job postings in the U.S.
•
Learning and growth. We believe in life-long learning and invest in employee development at every stage. We offer interactive, regionalized on-boarding, one-on-one mentorship, year-round manager trainings and a mini-MBA Fellows program. We also offer several programs focused on BIPOC (Black, Indigenous, Person of Color) retention and career development, including a stay interview program, a global mentorship program for employees of color, and a structured mentoring and career coaching program for Black employees. In addition, we offer several live, self-paced and asynchronous resources to help employees develop their skill and capabilities through Learn@HubSpot, our internal, online learning management system.
•
Mental Health and Well-Being. We offer a mental wellness platform as a global benefit for employees. In order to prevent and battle burnout and its root causes, we also offer a company holiday week for all employees to take time off and recharge, and programming for employees to listen, learn, and identify ways to prioritize their mental health at work.
•
Social Impact. We aim to bring the best of HubSpot to help nonprofits that are committed to improving education and entrepreneurship in our communities around the world. We provide a range of opportunities for our employees to get involved with nonprofit organizations through HubSpot Helps, our community impact program, including: a dedicated employee volunteering platform, dedicated time for employees to give back to their own local communities, financial and in-kind donations, and flagship events. We are also committed to closing the racial wealth gap and developing the next generation of Black business leaders by investing in partnerships and organizations that can drive real change for Black communities.
•
Employee Engagement and Feedback. We administer an employee engagement survey, known as our eNPS, to assess and understand the employee experience and engagement at the company level. The survey also enables us to provide data to leaders across the organization, empowering them to identify, address, and monitor feedback at the department level. Our eNPS process includes a Global Inclusion Index survey which we measure annually, allowing us to track progress and collect feedback on our diversity, inclusion, and belonging efforts over time.

Competition

Our market is evolving, highly competitive and fragmented, and we expect competition to increase in the future. We believe the principal competitive factors in our market are:

•
vision for the market, product strategy and pace of innovation;
•
inbound marketing focus and domain expertise;
•
integrated all-in-one customer platform;
•
breadth and depth of product functionality;
•
ease of use;
•
scalable, open architecture;
•
time to value and total cost of ownership;
•
integration with third-party applications and data sources;

•
use of CRM data to make strategic business decisions;
•
use of evolving artificial intelligence technologies;
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
•
customer service platform vendors; and
•
large-scale enterprise suites.

In addition, instead of using our customer platform, some prospective customers may elect to combine disparate point applications, such as content management, marketing automation, analytics, social media management, ticketing, and conversational bots. We expect that we will develop and introduce, or acquire, applications serving customer-facing and other front office functions.

Intellectual Property

Our ability to protect our intellectual property, including our technology, will be an important factor in the success and continued growth of our business. We protect our intellectual property through trade secrets law, copyrights, trademarks, patents, and contracts. Some of our technology relies upon third-party licensed intellectual property. We have 18 issued U.S. Patents and 23 patents applications pending. We intend to pursue and are pursuing additional patent protection to the extent we believe it would be beneficial and cost-effective.

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

Risks Related to Our Business and Strategy

We are dependent upon customer renewals, the addition of new customers, increased revenue from existing customers and the continued growth of the market for a customer platform.

We derive, and expect to continue to derive, a substantial portion of our revenue from the sale of subscriptions to our customer platform. The market for inbound marketing, sales, service, operations, commerce and customer management products is still evolving, and competitive dynamics may cause pricing levels to change as the market matures and as existing and new market participants introduce new types of point applications and different approaches to enable businesses to address their respective needs. As a result, we may be forced to reduce the prices we charge for our platform and may be unable to renew existing customer agreements or enter into new customer agreements at the same prices and upon the same terms that we have historically. In addition, our growth strategy involves a scalable pricing model (including freemium versions of our products) intended to provide us with an opportunity to increase the value of our customer relationships over time as we expand their use of our platform, sell to other parts of their organizations, cross-sell our sales products to existing marketing product customers and vice versa through touchless or low touch in product purchases, and upsell additional offerings and features. If our cross-selling efforts are unsuccessful or if our existing customers do not expand their use of our platform or adopt additional offerings and features, our operating results may suffer.

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

We face significant competition from both established and new companies offering marketing, sales, customer service, operations, commerce, and content management software and other related applications, as well as internally developed software, which may harm our ability to add new customers, retain existing customers and grow our business.

The marketing, sales, customer service, operations, commerce, and content management software market is evolving, highly competitive and significantly fragmented. With the introduction of new technologies and the potential entry of new competitors into the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales, maintain or increase renewals and maintain our prices.

We face intense competition from other software companies that develop marketing, sales, customer service, operations, and content management software and from marketing services companies that provide interactive marketing services. Competition could significantly impede our ability to sell subscriptions to our customer platform on terms favorable to us. Our current and potential competitors may develop and market new technologies including as a result of new or better use of evolving artificial intelligence (“AI”) technologies that render our existing or future products less competitive, or obsolete. In addition, if these competitors develop products with similar or superior functionality to our platform, we may need to decrease the prices or accept less favorable terms for our platform subscriptions in order to remain competitive. If we are unable to maintain our pricing due to competitive pressures, our margins will be reduced and our operating results will be negatively affected.

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

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, be able to devote greater resources to the development, promotion, sale and support of their products and services, may have more extensive customer bases and broader customer relationships than we have, and may have longer operating histories and greater name recognition than we have. As a result, these competitors may respond faster to new technologies and undertake more extensive marketing campaigns for their products. In a few cases, these vendors may also be able to offer marketing, sales, customer service and content management software at little or no additional cost by bundling it with their existing suite of applications. To the extent any of our competitors has existing relationships with potential customers for either marketing software or other applications, those customers may be unwilling to purchase our platform because of their existing relationships with our competitor. If we are unable to compete with such companies, the demand for our customer platform could substantially decline.

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

After the implementation of our Restructuring Plan in January 2023, our headcount and operations continued to grow. For example, we had 7,663 full-time employees as of December 31, 2023 and 7,433 as of December 31, 2022. To date, we have opened several international offices. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We expect to continue to grow headcount and operations over the long-term. We anticipate future growth will be required over the long term to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. Furthermore, as more of our employees work remotely from geographic areas across the globe on a permanent basis pursuant to our hybrid workplace model, which provides our employees with the option to be fully remote, work full-time from one of our offices, or have the flexibility to work both in the office and remotely, we may need to reallocate our investment of resources and closely monitor a variety of local regulations and requirements, including local tax laws. We may experience unpredictability in our expenses and employee work culture. If we experience any of these effects in connection with future growth, if our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating new employees, or retaining our existing employees, it could materially impair our ability to attract new customers, retain existing customers and expand their use of our platform, all of which would materially and adversely affect our business, financial condition and results of operations.

Failure to effectively develop and expand our marketing, sales, customer service, operations, commerce and content management capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.

To increase Customers and achieve broader market acceptance of our customer platform, we will need to continue to expand our marketing, sales, customer service, operations, and content management capabilities, including our sales force and third-party channel partners. We will continue to dedicate significant resources to inbound sales and marketing programs. The effectiveness of our inbound sales and marketing and third-party channel partners has varied over time and may vary in the future and depends on our ability to maintain and improve our customer platform including with respect to AI and machine learning. All of these efforts will require us to invest significant financial and other resources. Our business will be seriously harmed if our efforts do not generate a correspondingly significant increase in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if our sales and marketing programs are not effective.

The rate of growth of our business depends on the continued participation and level of service of our Solutions Partners.

We rely on our Solutions Partners to provide certain services to our customers, as well as pursue sales of our customer platform to customers. To the extent we do not attract new Solutions Partners, or existing or new Solutions Partners do not refer a growing number of customers to us, our revenue and operating results would be harmed. In addition, if our Solutions Partners do not continue to provide services to our customers, we would be required to provide such services ourselves either by expanding our internal team or engaging other third-party providers, which would increase our operating costs.

If we fail to maintain our inbound thought leadership position, our business may suffer.

We believe that maintaining our thought leadership position in inbound marketing, sales, services, operations, commerce and content management is an important element in attracting new customers. We devote significant resources to develop and maintain our thought leadership position, with a focus on identifying and interpreting emerging trends in the inbound experience, shaping and guiding industry dialog and creating and sharing the best inbound practices. Our activities related to developing and maintaining our thought leadership may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in such effort. We rely upon the continued services of our management and employees with domain expertise with inbound marketing, sales, services, operations, and content management, and the loss of any key employees in this area could harm our competitive position and reputation. If we fail to successfully grow and maintain our thought leadership position, we may not attract enough new customers or retain our existing customers, and our business could suffer.

If we fail to further enhance our brand and maintain our existing strong brand awareness, our ability to expand our customer base will be impaired and our financial condition may suffer.

We believe that our development of the HubSpot brand is critical to achieving widespread awareness of our existing and future inbound experience solutions, and, as a result, is important to attracting new customers and maintaining existing customers. In the past, our efforts to build our brand have involved significant expenses, and we believe that this investment has resulted in strong brand recognition in the B2B market. Successful promotion and maintenance of our brands will depend largely on the effectiveness of our marketing efforts and on our ability to provide a reliable and useful customer platform at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to successfully promote and maintain our brand, our business could suffer.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards and changing customer needs or requirements, our customer platform may become less competitive.

Our future success depends on our ability to adapt and innovate our customer platform. To attract new customers and increase revenue from existing customers, we need to continue to enhance and improve our offerings to meet customer needs at prices that our customers are willing to pay. Such efforts will require adding new functionality and responding to technological advancements, including AI and machine learning, which will increase our research and development costs. If we are unable to develop new applications that address our customers’ needs, or to enhance and improve our platform in a timely manner, we may not be able to maintain or increase market acceptance of our platform. Our ability to grow is also subject to the risk of future disruptive technologies. Access and use of our customer platform is provided via the cloud, which, itself, was disruptive to the previous enterprise software model. If new technologies emerge that are able to deliver inbound marketing software and related applications at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely affect our ability to compete.

If we fail to offer high-quality customer support, our business and reputation may suffer.

High-quality education, training and customer support are important for the successful marketing, sale and use of our customer platform and for the renewal of existing customers. Providing this education, training and support requires that our personnel who manage our online training resource, HubSpot Academy, or provide customer support have specific inbound experience domain knowledge and expertise, making it more difficult for us to hire qualified personnel and to scale up our support operations. The importance of high-quality customer support will increase as we expand our business and pursue new customers. If we do not help our customers use multiple applications within our customer platform and provide effective ongoing support, our ability to sell additional functionality and services to, or to retain, existing customers may suffer and our reputation with existing or potential customers may be harmed.

We may not be able to scale our business quickly enough to meet our customers’ growing needs and if we are not able to grow efficiently, our operating results could be harmed.

As usage of our customer platform grows and as customers use our platform for additional inbound applications, such as sales and services, we will need to devote additional resources to improving our application architecture, integrating with third-party systems and maintaining infrastructure performance. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support and professional services, to serve our growing customer base, particularly as our customer demographics change over time. Any failure of or delay in these efforts could cause impaired system performance and reduced customer satisfaction. These issues could reduce the attractiveness of our customer platform to customers, resulting in decreased sales to new customers, lower renewal rates by existing customers, the issuance of service credits, or requested refunds, which could impede our revenue growth and harm our reputation. Even if we are able to upgrade our systems and expand our staff, any such expansion will be expensive and complex, requiring management’s time and attention. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure. Moreover, there are inherent risks associated with upgrading, improving and expanding our information technology systems. We cannot be sure that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all.

Our ability to introduce new products and features is dependent on adequate research and development resources. If we do not adequately fund our research and development efforts, we may not be able to compete effectively and our business and operating results may be harmed.

To remain competitive, we must continue to develop new product offerings, applications, features and enhancements to our existing customer platform. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we are unable to develop our platform internally due to certain constraints, such as high employee turnover, lack of management ability or a lack of other research and development resources, we may miss market opportunities. Further, many of our competitors expend a considerably greater amount of funds on their research and development programs, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. Our failure to maintain adequate research and development resources or to compete effectively with the research and development programs of our competitors could materially adversely affect our business.

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

Changes in the sizes or types of businesses that purchase our platform or in the applications within our customer platform purchased or used by our customers could negatively affect our operating results.

Our strategy is to sell subscriptions to our customer platform to mid-sized businesses, but we have sold and will continue to sell to organizations ranging from small businesses to enterprises. Our gross margins can vary depending on numerous factors related to the implementation and use of our customer platform, including the sophistication and intensity of our customers’ use of our platform and the level of professional services and support required by a customer. Sales to enterprise customers may entail longer sales cycles and more significant selling efforts. Selling to small businesses may involve greater credit risk and uncertainty. If there are changes in the mix of businesses that purchase our platform or the mix of the product plans purchased by our customers, our gross margins could decrease and our operating results could be adversely affected.

We have in the past completed acquisitions and may acquire or invest in other companies or technologies in the future, which could divert management’s attention, fail to meet our expectations, result in additional dilution to our stockholders, increase expenses, disrupt our operations or harm our operating results.

We have in the past acquired, and we may in the future acquire or invest in, businesses, products or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. For example, in December 2023, we acquired Clearbit, a B2B data provider. We may not be able to fully realize the anticipated benefits of historical or any future acquisitions. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

There are inherent risks in integrating and managing acquisitions. If we acquire additional businesses, we may not be able to assimilate or integrate the acquired personnel, operations and technologies successfully or effectively manage the combined business following the acquisition and our management may be distracted from operating our business. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including: unanticipated costs or liabilities associated with the acquisition; incurrence of acquisition-related costs, which would be recognized as a current period expense; inability to generate sufficient revenue to offset acquisition or investment costs; the inability to maintain relationships with customers and partners of the acquired business; the difficulty of incorporating acquired technology and rights into our platform and of maintaining quality and security standards consistent with our brand; delays in customer purchases due to uncertainty related to any acquisition; the need to integrate or implement additional controls, procedures and policies; challenges caused by distance, language and cultural differences; harm to our existing business relationships with business partners and customers as a result of the acquisition; the potential loss of key employees; use of resources that are needed in other parts of our business and diversion of management and employee resources; and use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition. Acquisitions also increase the risk of unforeseen legal and compliance liabilities, including for potential violations of applicable law or industry rules and regulations, arising from prior or ongoing acts or omissions by the acquired businesses which are not discovered by due diligence during the acquisition process, including data handling and privacy violations. Generally, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our business, results of operations or financial condition.

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
•
currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions;
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

Social and ethical issues relating to the use of new and evolving technologies such as AI in our offerings, may result in reputational harm and liability, and may cause us to incur additional research and development costs to resolve such issues. We are increasingly building AI into many of our offerings, including early-stage generative AI features. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to their perceived or actual impact on human rights, privacy, employment, or in other social contexts, we may experience brand or reputational harm, competitive harm or legal liability. Potential government regulation related to AI use and ethics may also increase the burden and cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our products and services. The rapid evolution of AI will require the application of resources to develop, test and maintain our products and services to help ensure that AI is implemented ethically in order to minimize unintended, harmful impact.

Risks Related to Employee Matters

If we cannot maintain our company culture as we experience changes in our workforce, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success and our business may be harmed.

We believe that a critical component to our success has been our company culture, which is based on transparency and personal autonomy. We have invested substantial time and resources in building our team within this company culture. In 2020, we made the decision to permanently move to a hybrid workplace model, which means our employees have the option to be fully remote, work full-time from one of our offices, or work both in the office and remotely. Preservation of our corporate culture has been made more difficult as the majority of our workforce has been working from home. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. As we grow and continue to develop our company infrastructure, and experience organizational change, we may find it difficult to maintain these important aspects of our company culture and our business may be adversely impacted

We rely on our management team and other key employees, and the loss of one or more key employees could harm our business.

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

We face exposure to movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. As we have expanded our international operations, our exposure to exchange rate fluctuations has increased, in particular with respect to the Euro, British Pound Sterling, Australian Dollar, Singapore Dollar, Japanese Yen, Colombian Peso, and Canadian Dollar. Fluctuations in the value of the U.S. dollar versus foreign currencies may impact our operating results when translated into U.S. dollars. Thus, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when re-measured, may differ materially from expectations. In addition, our operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. Our Board recently approved a hedging program intended to allow us to mitigate foreign exchange impacts, such as exposure to currency exchange rates in connection with significant transactions denominated in currencies other than the U.S. dollar, by entering into derivatives transactions such as foreign exchange forwards. Once implemented, there can be no guarantee or assurance that such hedging program (or any other strategies we implement in the future to mitigate foreign currency risk) and the strategies we would employ pursuant thereto would be effective to reduce or eliminate our exposure to foreign exchange rate fluctuations to the extent we anticipate, or at all. Additionally, as we anticipate growing our business further outside of the United States, the effects of movements in currency exchange rates will increase as our transaction volume outside of the United States increases.

Weakened global economic conditions may harm our industry, business and results of operations.

Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the software industry may harm us. The United States and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, volatility in the banking sector, changes in the labor market, supply chain disruptions, bankruptcies, inflation and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. Moreover, a potential U.S. federal government shutdown resulting from budgetary decisions, a prolonged continuing resolution, breach of the federal debt ceiling, or a potential U.S. sovereign default and the uncertainty surrounding the 2024 U.S. Presidential Election may increase uncertainty and volatility in the global economy and financial markets. Weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs, trade agreements or governmental fiscal, monetary and tax policies, among others, could adversely impact our business, financial condition and operating results. Further, weak market conditions have, and could in the future result in, impairment of our investments and long-lived assets.

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

If our customer platform has outages or fails due to defects or similar problems, and if we fail to correct any defect or other software problems, we could lose customers, become subject to service performance or warranty claims or incur significant costs.

Our customer platform and its underlying infrastructure are inherently complex and may contain material defects or errors. We release modifications, updates, bug fixes and other changes to our software several times per day, without traditional human-performed quality control reviews for each release. We have from time to time found defects in our software and may discover additional defects in the future. We may not be able to detect and correct defects or errors before customers begin to use our platform or its applications. Consequently, we or our customers may discover defects or errors after our platform has been implemented. Defects or errors could result in product outages and could also cause inaccuracies in the data we collect and process for our customers, or even the loss, damage or inadvertent release of such confidential data. We implement bug fixes and upgrades as part of our regular system maintenance, which may lead to system downtime. Even if we are able to implement the bug fixes and upgrades in a timely manner, any history of product outages, defects or inaccuracies in the data we collect for our customers, or the loss, damage or inadvertent release of confidential data could cause our reputation to be harmed, and customers may elect not to purchase or renew their agreements with us. Furthermore, these issues could subject us to service performance credits (whether offered by us or required by contract), warranty claims or increased insurance costs. The costs associated with product outages, any material defects or errors in our platform or other performance problems may be substantial and could materially adversely affect our operating results.

In addition, third-party applications and features on our customer platform may not meet the same quality standards that we apply to our own development efforts and, to the extent they contain bugs, vulnerabilities or defects, they may create disruptions in our customers’ use of our products, lead to data loss, unauthorized access to customer data, damage our brand and reputation and affect the continued use of our products, any of which could harm our business, results of operations and financial condition.

If our information technology systems, including our customer platform, have outages or fail due to defects or similar problems, and if we fail to correct any defect or other software problems, it could disrupt our internal operations or services provided to customers, and could reduce our revenue, increase our expenses, damage our reputation and adversely affect our cash flows and stock price.

We rely on our information technology systems, including the sustained and uninterrupted performance of our customer platform, to manage numerous aspects of our business, including marketing, sales, content management, customer service and other internal operations. Our information technology systems are an essential component of our business and any disruption could significantly limit our ability to manage and operate our business efficiently.

Our customer platform and its underlying infrastructure are inherently complex and may contain material defects or errors. We release modifications, updates, bug fixes and other changes to our software several times per day, without traditional human-performed quality control reviews for each release. While we seek to implement secure development practices, we cannot eliminate the risk that our applications may have vulnerabilities. We have from time to time found defects in our software and may discover in the future additional defects, outages, delays or cessations of service, performance and quality problems or may produce errors in connection with systems integrations, migration work or other causes, which could result in business disruptions and the process of remediating them could be more expensive, time-consuming, disruptive and resource intensive than planned. Such disruptions could adversely impact our internal operations and interrupt other processes. Delayed sales, lower margins or lost customers resulting from these disruptions could reduce our revenue, increase our expenses, damage our reputation and adversely affect our cash flows and stock price.

We are dependent on the continued availability of third-party data hosting and transmission services.

A significant portion of our operating cost is from our third-party data hosting and transmission services, including Amazon Web Services (“AWS”), which hosts the substantial majority of our products and platform. If the costs for such services increase due to vendor consolidation, regulation, contract renegotiation, or otherwise, we may not be able to increase the fees for our customer platform or services to cover the changes, which could have a negative impact on our operating results.

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

If we do not or cannot maintain the compatibility of our customer platform with third-party applications that our customers use in their businesses, our revenue will decline.

A significant percentage of our customers choose to integrate our platform with certain capabilities provided by third-party application providers using application programming interfaces (“APIs”) published by these providers. The functionality and popularity of our customer platform depends, in part, on our ability to integrate our platform with third-party applications and platforms, including CRM, CMS, e-commerce, call center, analytics and social media sites that our customers use and from which they obtain data. Third-party providers of applications and APIs may change the features of their applications and platforms, restrict our access to their applications and platforms, or alter the terms governing use of their applications and APIs and access to those applications and platforms in an adverse manner. Such changes could functionally limit or terminate our ability to use these third-party applications and platforms in conjunction with our platform, which could negatively impact our offerings and harm our business. If we fail to integrate our platform with new third-party applications and platforms that our customers use for marketing, sales, services, operations, commerce, or content management purposes, or fail to renew existing relationships pursuant to which we currently provide such integration, we may not be able to offer the functionality that our customers need, which would negatively impact our ability to generate new revenue or maintain existing revenue and adversely impact our business.

We rely on data provided by third parties, the loss of which could limit the functionality of our platform and disrupt our business.

Select functionality of our customer platform depends on our ability to deliver data, including search engine results and social media updates, provided by unaffiliated third parties, such as Facebook, Google, LinkedIn and Twitter. Some of this data is provided to us pursuant to third-party data sharing policies and terms of use, under data sharing agreements by third-party providers or by customer consent. In the future, any of these third parties could change its data sharing policies, including making them more restrictive, or alter its algorithms that determine the placement, display, and accessibility of search results and social media updates, any of which could result in the loss of, or significant impairment to, our ability to collect and provide useful data to our customers. These third parties could also interpret our, or our service providers’ data collection policies or practices as being inconsistent with their policies, which could result in the loss of our ability to collect this data for our customers. Any such changes could impair our ability to deliver data to our customers and could adversely impact select functionality of our platform, impairing the return on investment that our customers derive from using our solution, as well as adversely affecting our business and our ability to generate revenue.

Privacy concerns and end users’ acceptance of Internet behavior tracking may limit the applicability, use and adoption of our customer platform.

Privacy concerns may cause end users to resist providing the personal data necessary to allow our customers to use our platform effectively. We have implemented various features intended to enable our customers to better protect end user privacy, but these measures may not alleviate all potential privacy concerns and threats. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our platform. Privacy advocacy groups and the technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. The costs of compliance with, and other burdens imposed by these groups’ policies and actions may limit the use and adoption of our customer platform and reduce overall demand for it, or lead to significant fines, penalties or liabilities for any noncompliance or loss of any such action.

If our or our customers’ security measures are compromised or unauthorized access to data of our customers or their customers is otherwise obtained, our customer platform may be perceived as not being secure, our customers may be harmed and may curtail or cease their use of our platform, our reputation may be damaged and we may incur significant liabilities.

Our operations involve the storage and transmission of data of our customers and their customers, including personal data. Our storage is typically the sole source of record for portions of our customers’ businesses and end user data, such as initial contact information and online interactions. Security incidents could result in unauthorized access to, loss of or unauthorized disclosure of this information, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales and harm our customers and our business. Cyber-attacks and other malicious Internet-based activity continue to increase generally, and cloud-based platform providers of marketing services have been targeted. If our security measures, or those of our service providers, are compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business may be harmed and we could incur significant liability. Additionally, if third parties with whom we work, such as vendors or developers, violate applicable laws, our security policies or our acceptable use policy, such violations may also put our customers’ information at risk and could in turn have an adverse effect on our business. In addition, if the security measures of our customers or our service providers are compromised, even without any actual compromise of our own systems, we may face negative publicity or reputational harm if our customers or anyone else incorrectly attributes the blame for such security breaches to us or our systems. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to our customers’ data. Additionally, we provide our employees with extensive access to our databases, which store our customer data, and to our APIs to facilitate our rapid pace of product development and to support our customers. If such access, unauthorized access or our own operations, cause the loss, damage, destruction or loss (including, without limitation, because of actions by a bad actor, attempts to exfiltrate customer data (which attempts we have experienced in the past and could experience in the future), our systems being compromised or unintentional or accidental disclosure, or destruction of our customers’ business data, their sales, lead generation, support and other business operations may be permanently harmed. As a result, our customers may bring claims against us for lost profits and other damages, or such concerns may cause us to limit access by our development team.

Additionally, in certain of our subscription agreements with our customers, we agree to indemnify these customers against claims by a third party alleging our breach of confidentiality obligations or our misuse of customer data in violation of the subscription agreement.

Cyber-attacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing) are prevalent in our industry, the industries of certain of our service providers and our customers' industries. Our internal computer systems and those of our current and any future strategic collaborators, vendors, and other contractors or consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, cybersecurity threats, terrorism, geopolitical conflict, war and telecommunication and electrical failures. Accordingly, if our cybersecurity measures or those of our service providers fail to protect against unauthorized access, attacks (which may include sophisticated cyber-attacks), compromise or the mishandling of data by our employees and contractors, then our reputation, customer trust, business, results of operations and financial condition could be adversely affected. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. This risk is increased by the difficulty of balancing rapid vulnerability patching and system availability in a large and rapidly-changing production environment. At times, we may be unable to patch all of our systems in a manner that strictly adheres to our internally prescribed timelines. The techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. Because the techniques used by threat actors who may attempt to penetrate and sabotage our computer systems change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Additionally, as remote work and resource access expand, there is an increased risk that we may experience cybersecurity-related events such as phishing attacks, exploitation of any cybersecurity flaws that may exist, an increase in the number of cybersecurity threats or attacks, and other security challenges as a result of most of our employees and our service providers continuing to work remotely from non-corporate managed networks. There is also a risk of potential increase in such attacks due to cyberwarfare in connection with the ongoing global conflicts, and this could adversely affect our and our suppliers' ability to maintain or enhance key cybersecurity and data protection measures. We have previously been, and may in the future become, the target of cyber-attacks by third parties seeking unauthorized access to our or our customers' data, systems, or infrastructure, or to disrupt our operations or ability to provide our services.

Additionally, it is also possible that unauthorized access to sensitive customer and business data may be obtained through inadequate use of security controls by our customers, suppliers or other vendors, using social engineering to cause an employee or contractor to install malware or exploiting known vulnerabilities. Like other businesses, we rely on hardware and software supplied by third-parties and, therefore, are susceptible to supply chain attacks. Such attacks are becoming increasingly common, and we may not be able to anticipate and prevent negative impacts from such an attack. If we are impacted by a supply chain attack, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product and services could be hindered or delayed.

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

Many governments have enacted laws requiring companies to notify individuals of data security incidents or unauthorized transfers involving certain types of personal data. In addition, the data processing agreement we execute with our customers contractually requires us to notify them of any personal data breach. Under payment card network rules and our contracts with our payment processors, if there is a data breach of payment resulting in the compromise of cardholder payment information that we store, or that is stored by our direct payment card processing vendors, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses depending on the cause of such data breach. Data breaches and other data security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which may lead to widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew their subscriptions or subject us to third-party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results.

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

The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual and proprietary rights. Companies in the software industry, including those in marketing software, are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Many of our competitors and other industry participants have been issued patents and/or have filed patent applications and may assert patent or other intellectual property rights within the industry. Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters or notices or may be the subject of claims that our services and/or platform and underlying technology infringe or violate the intellectual property rights of others. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses. Our technologies may not be able to withstand any third-party claims or rights against their use. Claims of intellectual property infringement might require us to redesign our application, delay releases, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling our platform. If we cannot or do not license the infringed technology on reasonable terms or at all, or substitute similar technology from another source, our revenue and operating results could be adversely impacted. Additionally, our customers may not purchase our customer platform if they are concerned that they may infringe third-party intellectual property rights. The occurrence of any of these events may have a material adverse effect on our business.

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

Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect our proprietary rights in our products and services. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Any of our trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Additionally, the intellectual property ownership and license rights, including copyright, surrounding AI technologies, which we are increasingly building into our product offerings, has not been fully addressed by U.S. courts or other federal or state laws or regulations, and the use or adoption of AI technologies in our products and services may expose us to copyright infringement or other intellectual property misappropriation claims. Despite our precautions, it may be possible for unauthorized third parties to copy our technology and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our offerings may be unenforceable under the laws of certain jurisdictions and foreign countries. In addition, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying and use of our technology and proprietary information may increase.

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

Risks Related to Government Regulation

We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and our actual or perceived failure to comply with such obligations could harm our business. Compliance with such laws could also impair our efforts to maintain and expand our customer base and business lines, and thereby decrease our revenue.

Our handling of data across our products and services is subject to a variety of laws and regulations, including regulation by various government agencies, including the U.S. Federal Trade Commission ("FTC"), and various state, local and foreign agencies. We collect personal data and other data from our customers, prospects, partners, and publicly available sources. We also handle personal data about our customers’ customers. We use this information to provide services to our customers, to support, expand and improve our business. We may also share customers’ personal data with third parties as authorized by the customer or as described in our privacy policy.

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

Other states, including Virginia, Colorado, Utah, Connecticut, Iowa, Indiana, Montana, Tennessee, and Texas, among others, have passed comprehensive privacy and data security laws, which impose obligations on covered businesses similar – but not identical – to those under the CCPA. Some of these laws entered into force in 2023, and others will enter into force in 2024 and beyond. A number of other states have proposed similar or sector specific privacy legislation,; and the U.S. Congress is considering legislation that may preempt some or all of such U.S. state privacy laws, providing a more robust private right of action. The evolving complexity of privacy and data security legislation in the U.S. may complicate our compliance efforts and further increase our risk of regulatory enforcement, penalties and litigation.

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

In connection with the operation of some of our business lines, such as business intelligence services, we collect, process and share business contact information or other personal data individuals make available in their professional capacity. We may be subject to additional requirements under privacy and data protection laws that could lead to additional compliance costs, regulatory scrutiny, and reputational risks that may affect our business. For example, we may be required to send notifications to individuals and respond to higher volumes of data privacy requests, which may require substantial costs and expenses, or reduce the potential value of our business intelligence services. We may also receive data from third-party vendors (e.g., data brokers) in connection with such services. While we have implemented certain contractual measures with such vendors to protect our interests, we are ultimately unable to verify with complete certainty the source of such data, how it was received, and that such information was collected and is being shared with us in compliance with all applicable data privacy laws. Furthermore, the uncertain and shifting regulatory environment and trust climate may cause concerns regarding data privacy and may cause our vendors, customers, users, or our customers’ customers to decline to provide the data necessary to allow us to offer some of our services to our customers and users effectively, or could prompt individuals to opt out of our collection of their personal data. Concern regarding our use of the personal data collected when performing our services could keep prospective customers from subscribing to our services.

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

As a provider of a cloud-based inbound marketing, sales and customer service software platform, we may be subject to potential liability for the activities of our customers on or in connection with the data they store on our servers. Although our customer terms of use prohibit illegal use of our services by our customers and permit us to take down websites or take other appropriate actions for illegal use, customers may nonetheless engage in prohibited activities or upload or store content with us in violation of applicable law or the customer’s own policies, which could subject us to liability or harm our reputation. Furthermore, customers may upload, store, or use content on our customer platform that may violate our policy on acceptable use which prohibits content that is threatening, abusive, harassing, deceptive, false, misleading, vulgar, obscene, or indecent. While such content may not be illegal, use of our customer platform for such content could harm our reputation resulting in a loss of business.

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

Additionally, Payments, our end-to-end payment solution built within Commerce Hub, are susceptible to potentially illegal or improper uses, including money laundering, terrorist financing, fraudulent or illegal sales of goods or services, piracy of software, movies, music, and other copyrighted or trademarked information, bank fraud, securities fraud, pyramid or ponzi schemes, or the facilitation of other illegal or improper activity. While we engage a third party as our registered payment facilitator, the use of Payments for illegal or improper uses may subject us to claims (including claims brought by our third-party payment processor), government and regulatory requests, inquiries, or investigations that could result in liability, and harm our reputation. Moreover, certain activity that may be legal in one jurisdiction may be illegal in another jurisdiction, and a merchant may be found responsible for intentionally or inadvertently importing or exporting illegal goods, resulting in liability for us. Owners of intellectual property rights or government authorities may seek to bring legal action against providers of payments solutions, including Payments, that are peripherally involved in the sale of infringing or allegedly infringing items. Any threatened or resulting claims could result in reputational harm, and any resulting liabilities, loss of transaction volume, or increased costs could harm our business.

If Payments is used for illegal or improper uses, we may incur substantial losses as a result of claims from merchants and their buyers, including consumers. Allowances for transaction losses that we have established may be insufficient to cover incurred losses. Moreover, if measures to detect and reduce the risk of fraud are not effective and our loss rate is higher than anticipated, Payments and our business could be negatively impacted.

The standards that private entities use to regulate the use of email have in the past interfered with, and may in the future interfere with, the effectiveness of our customer platform and our ability to conduct business.

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

From time to time, some of our internet protocol addresses may become listed with one or more blacklisting entities due to the messaging practices of our customers. There can be no guarantee that we will be able to successfully remove ourselves from those lists. Blacklisting of this type could interfere with our ability to market our customer platform and services and communicate with our customers and, because we fulfill email delivery on behalf of our customers, could undermine the effectiveness of our customers’ email marketing campaigns, all of which could have a material negative impact on our business and results of operations.

Existing federal, state and foreign laws regulate Internet tracking software, the senders of commercial emails and text messages, website owners and other activities, and could impact the use of our customer platform and potentially subject us to regulatory enforcement or private litigation.

Certain aspects of how our customers utilize our platform are subject to regulations in the United States, European Union and elsewhere. In recent years, U.S. and European lawmakers and regulators have expressed concern over the use of third-party cookies or web beacons for online behavioral advertising, and legislation adopted recently in the European Union requires informed consent for the placement of a cookie on a user’s device. Regulation of cookies and web beacons may lead to restrictions on our activities, such as efforts to understand users’ Internet usage. New and expanding “Do Not Track” regulations have recently been enacted or proposed that protect users’ right to choose whether or not to be tracked online. These regulations seek, among other things, to allow end users to have greater control over the use of private information collected online, to forbid the collection or use of online information, to demand a business to comply with their choice to opt out of such collection or use, and to place limits upon the disclosure of information to third-party websites. These policies could have a significant impact on the operation of our customer platform and could impair our attractiveness to customers, which would harm our business.

Many of our customers and potential customers in the healthcare, financial services and other industries are subject to substantial regulation regarding their collection, use and protection of data and may be the subject of further regulation in the future. Accordingly, these laws or significant new laws or regulations or changes in, or repeals of, existing laws, regulations or governmental policy may change the way these customers do business and may require us to implement additional features or offer additional contractual terms to satisfy customer and regulatory requirements, or could cause the demand for and sales of our customer platform to decrease and adversely impact our financial results.

In addition, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 ("CAN-SPAM Act"), establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future commercial emails from the sender. The ability of our customers’ message recipients to opt out of receiving commercial emails may minimize the effectiveness of the email components of our customer platform. In addition, certain states and foreign jurisdictions, such as Australia, Canada and the European Union, have enacted laws that regulate sending email, and some of these laws are more restrictive than U.S. laws. For example, some foreign laws prohibit sending unsolicited email unless the recipient has provided the sender advance consent to receipt of such email, or in other words has “opted-in” to receiving it. A requirement that recipients opt into, or the ability of recipients to opt out of, receiving commercial emails may minimize the effectiveness of our platform.

While these laws and regulations generally govern our customers’ use of our customer platform, we may be subject to certain laws as a data processor on behalf of, or as a business associate of, our customers. For example, laws and regulations governing the collection, use and disclosure of personal data include, in the United States, rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, the Gramm-Leach-Bliley Act of 1999 and state breach notification laws, and internationally, the GDPR and other privacy and data protection laws. If we were found to be in violation of any of these laws or regulations as a result of government enforcement or private litigation, we could be subjected to civil and criminal sanctions, including both monetary fines and injunctive action that could force us to change our business practices, all of which could adversely affect our financial performance and significantly harm our reputation and our business.

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

State, local, and non-U.S. jurisdictions have differing rules and regulations governing sales, use, value added, digital service, and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our customer platform in various jurisdictions can be unclear. Further, these jurisdictions’ rules regarding tax nexus are complex and vary significantly. As a result, we could face the possibility of tax assessments and audits, and our liability for these taxes and associated penalties could exceed our original estimates. A successful assertion that we should be collecting additional sales, use, value added or other taxes in those jurisdictions where we have not historically done so and do not accrue for such taxes could result in substantial tax liabilities and related penalties for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results.

Changes in tax laws or regulations that are applied adversely to us or our customers could increase the costs of our customer platform and adversely impact our business.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. For example, under Section 174 of the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the United States will be capitalized and amortized, which may have an adverse effect on our cash flow. If we raise our prices to offset the costs of these changes, existing and potential future customers may elect not to continue or purchase our customer platform in the future. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our platform. Any or all of these events could adversely impact our business, cash flows and financial performance. Furthermore, as our employees continue to work remotely from geographic locations across the United States and internationally, we may become subject to additional taxes and our compliance burdens with respect to the tax laws of additional jurisdictions may increase.

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

We have incurred losses during our history and we may never achieve profitability. As of December 31, 2023, we had $861.4 million of U.S. federal and $740.0 million of state net operating loss carryforwards due to prior period losses, which have an indefinite carryforward and begin to expire in 2025 for state purposes. The state net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be further limited if we experience an “ownership change.” An ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage (by value) within a rolling three-year period. Similar rules may apply under state tax laws. We may have experienced an ownership change in the past, and future issuances of our stock could cause an ownership change. It is possible that any such ownership change could have a material effect on the use of our net operating loss carryforwards or other tax attributes accrued prior to such ownership change, which could adversely affect our profitability.

Risks Related to Our Operating Results and Financial Condition

We have a history of losses and may not achieve profitability in the future.

We generated net losses of $176.3 million in 2023, $112.7 million in 2022, and $77.8 million in 2021. As of December 31, 2023, we had an accumulated deficit of $818.7 million. We will need to generate and sustain increased revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We have spent and intend to continue to expend significant funds on our marketing, sales, customer service, operations, and content management operations, develop and enhance our customer platform, scale our data center infrastructure and services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Annual Report on Form 10-K, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

From time to time, we may invest funds in social impact investment funds, and may receive no return on our investment or lose our entire investment.

From time to time, we may invest in social impact investment funds. As of December 31, 2023, we have invested $8.5 million in the Black Economic Development Fund and $7.5 million in support of Minority Depository Institutions to help close the racial wealth, health and opportunity gap. There is no guarantee as to the performance of this investment or any similar investments we make in the future. Depending on the performance of this investment and future investments we may make, we may not receive any return on our investment or we may lose our entire investment, which could have an adverse effect on our business.

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
•
pricing our customer platform subscriptions effectively so that we are able to attract and retain customers without compromising our profitability;
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
•
our ability to manage our existing business and future growth, including increases in the number of customers on our platform and the introduction and adoption of our customer platform in new markets outside of the United States;
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

In the event the conditional conversion feature of the 2025 Notes is triggered, the holders thereof will be entitled to convert the 2025 Notes at any time during specified periods at their option. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended December 31, 2023 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2025 Notes are convertible at the option of the holders thereof during the calendar quarter ending December 31, 2023. As of February 9, 2024, the Company has not received any material conversion notices with respect to the 2025 Notes. Whether the Notes that remain outstanding will be convertible following the calendar quarter ended December 31, 2023 will depend on the continued satisfaction of this condition or another conversion condition in the future. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share, our stock price has ranged from $25.79 to $866.00 through December 31, 2023. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

We rely on our network infrastructure and enterprise applications, internal technology systems and website for our development, marketing, operations, support, hosted services and sales activities. In addition, some of our businesses rely on third-party hosted services, and we do not control the operation of third-party data center facilities serving our customers from around the world, which increases our vulnerability. A disruption, infiltration or failure of these systems or third-party hosted services in the event of a major earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunctions, pandemics (such as the COVID-19 pandemic), cyber-attack, war, terrorist attack or other catastrophic event that we do not adequately address, could cause system interruptions, reputational harm, loss of intellectual property, delays in our product development, lengthy interruptions in our services, breaches of data security and loss of critical data. Any of these events could prevent us from fulfilling our customer demands or could negatively impact a country or region in which we sell our products, which could in turn decrease that country’s or region’s demand for our products. A catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected. The adverse effects of any such catastrophic event would be exacerbated if experienced at the same time as another unexpected and adverse event, such as the COVID-19 pandemic.

The occurrence of regional epidemics or a global pandemic, such as the COVID-19 pandemic, may have an adverse effect on how we and our customers operate our businesses and our operating and financial results. Our operations may in the future be negatively affected by a range of external factors related to the pandemic that are not within our control, including the emergence and spread of more transmissible variants and the degree of transmissibility and severity thereof. The extent to which global pandemics, such as the COVID-19 pandemic, impact our financial condition or results of operations will depend on factors, such as the duration and scope of the pandemic, as well as whether there is a material impact on the businesses or productivity of our customers, partners, employee, suppliers and other partners. To the extent that a pandemic, such as the COVID-19 pandemic, harms our business and results of operations, many of the other risks described in this “Risk Factors” section, may be heightened.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity represents an important component of our overall approach to business strategy, risk management and financial oversight. Our board recognizes the critical importance of maintaining the trust and confidence of our customers, business partners and employees, and is actively involved in oversight of our risk management program. The board performs this oversight function at the full board level, as well as through its standing committees that address risks inherent in their respective areas of oversight. The audit committee is responsible for reviewing and assessing the quality and effectiveness of our cybersecurity policies, practices and procedures protecting our information technology systems, data, products and services across all business functions, and reporting its findings to the board, which has final oversight responsibility over cybersecurity-related matters.

Our cybersecurity policies, standards, processes and practices are informed by industry-recognized standards. In general, we seek to address cybersecurity risks through a cross-functional approach that is designed to preserve the confidentiality, security and availability of the information that we collect and store.

Cyber Risk Management and Strategy

Under the board’s and audit committee’s oversight, we have implemented and maintain a risk management program that includes processes for the systematic identification, assessment and treatment (through mitigation, transfer, avoidance and/or acceptance) of cybersecurity risks. This risk management program addresses, but is not limited to, risks identified by internal auditors and assessors, threat intelligence providers, internal stakeholders, vulnerability management programs and security management programs. We also engage external independent assessors from time to time to conduct cyber risk assessments and to report both findings and recommendations to management.

Risk assessments: Our security team, in coordination with our enterprise risk management team, conducts periodic risk assessments to identify and analyze the business and security risks, vulnerabilities, emerging technologies, laws and regulations. An internal audit team evaluates the results of these risk assessments to determine critical areas for review as part of our annual internal audit plan. The results of the internal audit plan are reported to the audit committee, and the security team manages and maintains remediation strategies for identified risks.

Vendor risk management: As part of our risk management program, our vendor risk management teams are responsible for conducting due diligence on vendors submitted for risk evaluation where medium- or high-risk data is in scope. We require assessments of these third-party vendors prior to establishing a business relationship, and annually thereafter for high-risk vendors, as part of our efforts to require these vendors to maintain their commitments related to data security, availability and confidentiality. Our security team’s assessment of vendors’ security controls and processes is calibrated to the risk level assigned to the vendor.

Incident response: We employ a formal process to identify, track, prioritize and remediate cybersecurity incidents that may impact the confidentiality, integrity and availability of data stored and processed on our information systems. This process addresses event detection, triage and classification, investigation and escalation, containment and mitigation, recovery and corrective actions. We maintain a written incident response plan that establishes roles, responsibilities and procedures to guide incident response operations.

Policies and procedures: Our security and legal teams actively participate in industry and other advisory groups and monitor regulatory requirements to keep apprised of evolving risks. Policies and procedures, including our Written Information Security Policy, are periodically updated to adapt to evolving business conditions and information technology requirements.

We, like other companies in our industry, face a number of cybersecurity risks in connection with our business. Although risks from cybersecurity threats have to date not materially affected, and we do not believe they are reasonably likely to materially affect, us, our business strategy, results of operations or financial condition, we have, from time to time, experienced threats and security incidents relating to our and our third party vendors’ information systems. For more information, please see “Item 1A, Risk Factors.”

Governance Related to Cybersecurity Risks

Board oversight: Our board has final oversight responsibility over cybersecurity-related matters. The full board participates in interactive sessions with management, typically twice a year, dedicated to cybersecurity risks. These sessions, led by our Chief Information Security Officer (CISO), address a range of cybersecurity-related topics, such as recent developments related to the threat landscape, security controls, vulnerability assessments, third-party reviews, technological trends and information security considerations arising with respect to our peers and third parties.

The audit committee assists the board in fulfilling its oversight responsibilities with respect to the management of risks arising from cybersecurity threats, and our security team provides written reports to the audit committee for its review. The audit committee is responsible for reporting findings related to its review of these matters to the board.

As appropriate, the board also receives information regarding cybersecurity incidents as well as ongoing updates regarding mitigation of any such incidents until they have been resolved.

Management’s role in assessing and managing cybersecurity risk: Our risk management program for cybersecurity is led by the HubSpot Security & Privacy Committee, which we refer to as the Committee. The Committee oversees our information and technology risk management, compliance, and control functions, and serves as a forum for the discussion of issues involving information security and risk management.

The Committee’s members include senior members of management who are responsible for and collectively have experience in information security, information technology, data protection, risk management and compliance. This collaboration helps us incorporate cyber risk management across all of our significant risk management programs.

The Committee is chaired by the CISO, who works collaboratively across the Company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery plans. The CISO attends regular meetings with representatives from the legal, ERM and security teams to review newly identified cybersecurity risks and re-review previously identified risks. The Committee then determines how identified risks should be treated. The results of these risk review processes are included in periodic presentations to our executive leadership team and the audit committee.

Our CISO has over seven years of experience running cybersecurity programs and also served as the leader of the cybersecurity team at his previous organization. Effective March 1, 2024, our CISO will be departing the Company, and our Deputy CISO will be promoted to the CISO role at that time. Our Deputy CISO has over 25 years of experience working in security and infrastructure for SaaS and hosted services. She has a master's degree in cybersecurity and has maintained an active CISSP certification since 2012.The CISO reports to the Chief Technology Officer, who has overseen the cybersecurity team since 2020 and has led infrastructure teams at the Company for over 11 years.

ITEM 2. Properties

We occupy approximately 223,000 square feet of office space in Cambridge, Massachusetts pursuant to lease agreements that expire through 2035. We also maintain a number of international offices across the world. In January 2023, we announced our Restructuring Plan and began the process of consolidating our office space and reducing the square footage of our facilities. We believe that our existing facilities and offices are adequate to meet our needs for the foreseeable future.

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

As of February 9, 2024, we had 23 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

The following graph shows a comparison of the cumulative total return for our common stock, the Nasdaq Computer Index and the S&P 500 Index for each of the last six fiscal years ended December 31, 2023. The graph assumes an initial investment of $100 in each of the Company’s common stock, the Nasdaq Computer Index and the S&P 500. Such returns are based on historical results and are not intended to suggest future performance.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
HubSpot	$100	$142	$179	$448	$746	$327	$657
S&P 500 Index	$100	$94	$121	$140	$178	$144	$178
Nasdaq Computer Index	$100	$96	$145	$217	$299	$192	$320

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

Outstanding Convertible Senior Notes and Capped Call Options

In June 2020, we issued $460 million aggregate principal amount of convertible senior notes due June 1, 2025 (the “2025 Notes”), of which $459.1 million of the principal amount remained outstanding as of December 31, 2023. In connection with the offering of the 2025 Notes, the Company purchased capped call options (“Capped Call Options”) that give the Company the option to purchase up to approximately 1.6 million shares of its common stock for $282.52 per share. See Note 9 in the Notes to the Consolidated Financial Statements for more information.

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

Company Overview

We provide a customer platform that helps businesses connect and grow better. We deliver seamless connection for customer-facing teams with a unified platform that includes three layers: AI-powered engagement hubs, a Smart CRM, and a connected ecosystem that extends the customer platform with app marketplace integrations, a community network, and educational content.

Our engagement hubs include Marketing Hub, Sales Hub, Service Hub, Operations Hub, CMS Hub and Commerce Hub, as well as other tools and integrations that enable companies to attract, engage, and delight customers throughout the customer experience. Our customer platform features a central database of lead and customer interactions and integrated applications designed to help businesses attract visitors to their websites, convert visitors into leads, close leads into customers, transact with those customers, and delight them so they become promoters of those businesses.

The core of our customer platform is our Smart CRM: a single database of lead and customer information that allows businesses to track their interactions with contacts and customers, manage their customer activities, and report on their pipeline and sales. Our customer platform was built to easily and seamlessly integrate third party applications to further customize to an individual company’s industry or needs. As data is becoming more important to our customers’ success and a differentiator for our business, there is a need to move quickly on data enrichment. The acquisition of Clearbit will allow us to build enriched B2B records directly into our customer platform.

We designed and built our customer platform to serve a broad range of customers globally. Our customer platform starts completely free and grows with our customers to meet their needs at different stages in their life-cycles. It supports multiple languages and currencies and offers an array of sophisticated features, including content partitioning at the enterprise level for companies operating in or serving multiple countries.

We focus on selling to mid-market business-to-business, or B2B, companies, which we define as companies that have between two and 2,000 employees. While our customer platform was built to grow with any company, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving this market segment. These mid-market businesses seek an integrated, easy-to-implement and easy-to-use solution to reach customers and compete with organizations that have larger marketing, sales, and customer service budgets. We efficiently reach these businesses at scale through our proven inbound methodology, our Solutions Partners, and our “freemium” model. A Solutions Partner is a service provider that helps businesses with strategy, execution, and implementation of go-to-market activities and technology solutions. Our freemium model attracts customers who begin using our customer platform through our free products and then upgrade to our paid products. As of December 31, 2023, we had 7,663 full-time employees and 205,091 Customers of varying sizes in more than 135 countries, representing many industries.

Our customer platform is a multi-tenant, globally available software-as-a-service product delivered through APIs, web browsers or mobile applications. We sell our customer platform on a subscription basis. Our total revenue increased to $2.2 billion in 2023, from $1.7 billion in 2022, and from $1.3 billion in 2021, representing year-over-year increases of 25% in 2023 and 33% in 2022. We had net losses of $176.3 million in 2023, $112.7 million in 2022, and $77.8 million in 2021.

We derive most of our revenue from subscriptions to our cloud-based customer platform and related professional services, which consist of customer on-boarding, training and consulting services. Subscription revenue accounted for 98% of our total revenue for the years ended December 31, 2023 and 2022, and 97% of our total revenue for the year ended December 31, 2021. We sell multiple product plans at different base prices on a subscription basis, each of which includes our Smart CRM and integrated applications to meet the needs of the various customers we serve. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We also generate additional revenue based on the purchase of additional subscriptions and products, and the number of account users and subdomains. Most of our Customers’ subscriptions are one year or less in duration.

Subscriptions are billed in advance on various schedules. Because the mix of billing terms for orders can vary from period to period, the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. Accordingly, we do not believe that change in deferred revenue is an accurate indicator of future revenue.

Many of our customers purchase on-boarding, training, and consulting services, as well as other tools, which are designed to help customers enhance their ability to attract, engage and delight their customers using our customer platform. We also generate revenue from Commerce Hub and a number of revenue-share agreements with other companies based on mutually agreed upon terms. Professional services and other revenue accounted for 2% of total revenue for the years ended December 31, 2023 and 2022, and 3% of total revenue for the year ended December 31, 2021.

We have focused on rapidly growing our business and plan to continue to make investments to help us address some of the challenges facing us to support this growth, such as demand for our customer platform by existing and new customers, significant competition from other providers of marketing, sales, customer service, operations, commerce, and content management software and related applications and rapid technological change in our industry.

We believe that the growth of our business is dependent on many factors, including our ability to expand our customer base, increase adoption of our customer platform within existing customers, develop new products and applications to extend the functionality of our customer platform and provide a high level of customer service. We have invested and intend to continue investing for long-term growth. We intend to continue to invest in sales and marketing to support our growth. We plan to continue to invest in research and development as we continue to introduce new products and applications to extend the functionality of our customer platform. We intend to continue maintaining a high level of customer service and support which we consider critical for our continued success. We also plan to continue investing in our data center infrastructure and services capabilities in order to support continued future customer growth. We also expect to continue to incur additional general and administrative expenses as a result of both our growth and the infrastructure required to be a public company. We expect to use our cash flow from operations and the proceeds from our convertible debt to fund these growth strategies and support our business.

Global Economic Conditions

Our results of operations may be significantly influenced by general macroeconomic conditions, including, but not limited to, the impact of pandemics (such as the COVID-19 pandemic), geo-political conflicts, foreign currency fluctuations, interest rates, inflation, recession risks, existing and new domestic and foreign laws and regulations, all of which are beyond our control. Fluctuations in foreign exchange rates and rising inflation have had, and may continue to have an adverse impact on our financial condition and operating results in future periods. As we continue to monitor the direct and indirect impacts of these circumstances, the broader implications of these macroeconomic events on our business, results of operations and overall financial position, particularly in the long term, remain uncertain. See Part I, Item 1A. "Risk Factors" for further discussion of the impact and possible future impacts of pandemics, geo-politcal conflicts, and other general macroeconomic impacts on our business.

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

	Year Ended December 31,
	2023	2022	2021
Customers	205,091	167,386	135,442
Average Subscription Revenue per Customer	$11,384	$11,163	$10,486
Net Revenue Retention	103.9%	110.3%	115.2%

Customers. We believe that our ability to increase our customer base is an indicator of our market penetration, the growth of our business, and our potential future business opportunities as we continue to expand our sales force and invest in marketing efforts. We define our Customers at the end of a particular period as the number of business entities with one or more paid subscriptions to our customer platform either purchased directly with us or purchased from a Solutions Partner. We do not include in Customers any legacy PieSync or Clearbit products. A single customer may have separate paid subscriptions to our customer platform, but we count these as one Customer if certain customer-provided information such as company name, URL, or email address indicate that these subscriptions are managed by the same business entity.

Average Subscription Revenue per Customer. We believe that our ability to increase the Average Subscription Revenue per Customer is an indicator of our ability to grow the long-term value of our existing customer relationships. We define Average Subscription Revenue per Customer during a particular period as subscription revenue, excluding revenue from our legacy PieSync and Clearbit products, from our Customers during the period divided by the average Customers during the same period.

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

Key Components of Consolidated Statements of Operations

Revenue

We derive our revenue from two major sources, revenue from subscriptions to our customer platform and professional services and other revenue consisting mainly of on-boarding, training, and consulting services fees.

Subscription based revenue is derived from customers using our customer platform for their inbound marketing, sales, service, operations, and content management needs. Our customer platform includes a system of engagement for efficiently engaging customers through SEO, web content, social, blogging, email, marketing automation, messaging, support ticketing, knowledge base, commerce, conversation routing, video hosting, and data enrichment. Over 1,500 integrations and applications are available for our users, across a wide range of categories, including integrations with leading social media, email, sales, video, analytics, content and webinar tools. All subscription fees that are billed in advance of service are recorded in deferred revenue. Subscription based revenue is recognized net of consideration paid to Solutions Partners when those Solutions Partners purchase a subscription to our customer platform.

Professional services and other revenue are derived primarily from customer on-boarding, training, and consulting services. Depending on which Hubs and services a customer purchases, they receive on-boarding guidance or one-on-one training from one of our on-boarding, inbound consultants, or technical consultants by web meetings. Training is generally sold in connection with a customer’s initial subscription and is billed in advance. The training is also available to be purchased separately following a customer’s purchase of its initial subscription and our Solutions Partners routinely provide the same training to customers. We also derive revenue from Commerce Hub and a number of revenue-share agreements with other companies based on mutually agreed upon terms.

Cost of Revenue, Operating and Other Expenses

Cost of Revenue

Cost of subscription revenue consists primarily of managed hosting providers and other third-party service providers, employee-related costs including payroll, benefits and stock-based compensation expense for our customer support team, amortization of capitalized software development costs and acquired technology, and allocated overhead costs, which we define as facilities, depreciation of fixed assets, and costs related to information technology.

Cost of professional services and other revenue consists primarily of personnel costs of our professional services organization, including salaries, benefits, bonuses and stock-based compensation, amortization of capitalized software development costs associated with our internally built software platform, as well as professional fees and allocated overhead costs, which we define as facilities, depreciation of fixed assets, and costs related to information technology.

We expect that the cost of subscription and professional services and other revenue will increase in absolute dollars as we continue to invest in growing our business. Over time, we expect to gain benefits of scale associated with our costs of hosting our customer platform relative to subscription revenues, resulting in improved subscription gross margin, exclusive of stock-based compensation. We expect professional services and other margins to breakeven for the foreseeable future, exclusive of stock-based compensation.

Research and Development

Research and development expenses consist primarily of personnel costs of our development team, including payroll, benefits and stock-based compensation expense, professional and contractor fees and allocated overhead costs. We capitalize certain software development costs that are attributable to developing new products and adding incremental functionality to our customer platform and amortize such costs as costs of subscription and cost of professional services and other revenue over the estimated life of the new product or incremental functionality, which is generally two years. We also capitalize certain development costs that are attributable to developing our internally developed software platforms and amortize such costs throughout the consolidated statement of operations over the estimated life of our internally developed software platforms, which is generally five years. We focus our research and development efforts on improving our products and developing new ones, delivering new functionality and enhancing the customer experience. We believe delivering new functionality for our customers is an integral part of our solution and provides our customers with access to a broad array of options and information critical to their marketing, sales, and customer service efforts. We expect to continue to make investments in and expand our offerings to enhance our customers’ experience and satisfaction and attract new customers. Over time, we expect research and development expenses to increase in absolute dollars as we continue to increase the functionality of our customer platform and remain consistent as a percentage of total revenue, exclusive of stock-based compensation expense.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs of our sales and marketing employees, including sales commissions and incentives, benefits and stock-based compensation expense, marketing programs, including lead generation, costs of our annual INBOUND conference, other brand building expenses, amortization of intangible assets, professional and contractor fees and allocated overhead costs. Sales and marketing expenses also include commissions paid to our Solutions Partners in instances where the end customer purchases and pays for a subscription to our customer platform. We defer certain sales and Solutions Partner commissions related to acquiring new contracts and amortize them ratably over a period of benefit that we have determined to be approximately two to four years.

We plan to continue to invest in sales and marketing to grow our customer base and increase sales to existing customers. This growth will include adding sales personnel and expanding our marketing activities to continue to generate leads and build brand awareness. We expect sales and marketing expenses to increase in absolute dollars as we continue to develop our sales and marketing teams. Over time, we expect sales and marketing expenses will decline as a percentage of total revenue, exclusive of stock-based compensation.

General and Administrative

General and administrative expenses consist of personnel costs and related expenses for executive, finance, legal, human resources, employee-related information technology, administrative personnel, including payroll, benefits and stock-based compensation expense, professional fees for external legal, accounting and other consulting services, and allocated overhead costs. We expect that general and administrative expenses will increase on an absolute dollar basis and remain relatively consistent as a percentage of total revenue, exclusive of stock-based compensation expense, as we focus on processes, systems and controls to enable our internal support functions to scale with the growth of our business. We also anticipate continuing increases to general and administrative expenses as we incur the costs of compliance associated with being a publicly traded company, including audit and consulting fees.

Restructuring

Restructuring expenses primarily consist primarily of lease consolidation charges and personnel costs, such as employee severance payments, benefits, and stock-based compensation expense, associated with our workforce reduction, which are described in Note 17 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K

Other Income (Expense)

Interest income primarily consists of interest earned on invested cash and cash equivalents balances and investments. Interest expense primarily consists of amortization of the debt discount, issuance costs and contractual interest expense related to our Notes, and the loss on early extinguishment of our 2022 Notes. On January 1, 2022, we adopted the new guidance for convertible instruments which eliminates the recognition of the debt discount and losses on early extinguishment. In 2023 and 2022, interest expense consisted of amortization of issuance costs and contract interest expense related to our Notes. Other income (expense) primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities and any gains or impairments on our strategic investments.

Income Tax Expense

Income tax expense consists of current and deferred taxes for U.S. and foreign jurisdictions. We have a history of losses in our most significant jurisdiction, the U.S., and a full valuation allowance against the majority of our deferred tax assets.

Results of Operations

The following tables set forth certain consolidated financial data in dollar amounts and as a percentage of total revenue.

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Revenue:
Subscription	$2,123,479	$1,690,538	$1,258,319
Professional services and other	46,751	40,431	42,339
Total revenue	2,170,230	1,730,969	1,300,658
Cost of revenue:
Subscription	290,802	257,513	211,132
Professional services and other	54,687	56,746	47,725
Total cost of revenue	345,489	314,259	258,857
Gross profit	1,824,741	1,416,710	1,041,801
Operating expenses:
Research and development	617,745	442,022	301,970
Sales and marketing	1,068,560	886,069	649,681
General and administrative	249,649	197,720	144,949
Restructuring	96,843	—	—
Total operating expenses	2,032,797	1,525,811	1,096,600
Loss from operations	(208,056)	(109,101)	(54,799)
Other expense:
Interest income	58,828	15,000	1,173
Interest expense	(3,801)	(3,762)	(30,282)
Other (expense) income	(4,673)	(6,829)	10,090
Total other income (expense)	50,354	4,409	(19,019)
Loss before income tax expense	(157,702)	(104,692)	(73,818)
Income tax expense	(18,593)	(8,057)	(4,019)
Net loss	$(176,295)	$(112,749)	$(77,837)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Subscription	98%	98%	97%
Professional services and other	2	2	3
Total revenue	100	100	100
Cost of revenue:
Subscription	13	15	16
Professional services and other	3	3	4
Total cost of revenue	16	18	20
Gross profit	84	82	80
Operating expenses:
Research and development	28	26	23
Sales and marketing	49	51	50
General and administrative	12	11	11
Restructuring	4	0	0
Total operating expenses	94	88	84
Loss from operations	(10)	(6)	(4)
Total other expense	2	0	(1)
Loss before income tax expense	(7)	(6)	(6)
Income tax expense	(1)	(0)	(0)
Net loss	-8%	-7%	-6%

* Percentages are based on actual values. Totals may not sum due to rounding.

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Revenue

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Subscription	$2,123,479	$1,690,538	$432,941	26%
Professional services and other	46,751	40,431	6,320	16%
Total revenue	$2,170,230	$1,730,969	$439,261	25%

Subscription revenue increased during 2023 due to the increase in Customers, which grew from 167,386 as of December 31, 2022 to 205,091 as of December 31, 2023. Average Subscription Revenue per Customer also increased from $11,163 for the year ended December 31, 2022 to $11,384 for the year ended December 31, 2023. The growth in Customers was primarily driven by increased demand for our lower-priced Starter products. The increase in Average Subscription Revenue per Customer was primarily driven by a continued demand for our Professional and Enterprise products and adoption of multiple Hubs, as well as impact of foreign currency translation primarily attributable to the increase in the value of the Euro and British Pound Sterling relative to the U.S. Dollar, partially offset by continued purchases of our lower-priced Starter products.

Professional services and other revenue increased during 2023 primarily due to an increase in overall services revenue from on-boarding and other revenue streams, including Commerce Hub.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Total cost of revenue	$345,489	$314,259	$31,230	10%
Gross profit	1,824,741	1,416,710	408,031	29%
Gross margin	84%	82%

Total cost of revenue increased during 2023 primarily due to an increase in subscription and hosting costs, amortization of capitalized software development costs, amortization of acquired technology, offset by a decrease in employee-related costs and allocated overhead expenses. The increase in gross margin was primarily driven by benefits from hosting cost efficiencies from infrastructure optimization efforts.

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Subscription cost of revenue	$290,802	$257,513	$33,289	13%
Percentage of subscription revenue	14%	15%

The increase in subscription cost of revenue for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to the following:

Change
(in thousands)
Subscription and hosting costs	$24,374
Amortization of capitalized software development costs	11,243
Amortization of acquired technology	920
Employee-related costs	(2,014)
Allocated overhead expenses	(1,234)
$33,289

Subscription and hosting costs increased primarily due to growth in our Customer base from 167,386 at December 31, 2022 to 205,091 at December 31, 2023. We also saw higher subscription and hosting costs as we continued to focus on the security, reliability and performance of our customer platform. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continued to develop new products and increased functionality. Amortization of acquired technology increased due to certain acquired technology being amortized using a method reflective of the expected economic benefit consumption over the expected useful life of the asset. Employee-related costs decreased as a result of the workforce reduction under the Restructuring Plan. Allocated overhead expenses decreased primarily due to the reduction of our leased space as a result of the global lease consolidation under the Restructuring Plan.

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Professional services and other cost of revenue	$54,687	$56,746	$(2,059)	-4%
Percentage of professional services and other revenue	117%	140%

The decrease in professional services and other cost of revenue for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to the following:

Change
(in thousands)
Allocated overhead and other expenses	$7,912
Employee-related costs	(9,971)
$(2,059)

Allocated overhead and other expenses increased primarily due to increased costs associated with our other service offerings, offset slightly by a decrease in expense from the reduction of our leased office space under the Restructuring Plan. Employee-related costs decreased as a result of the workforce reduction under the Restructuring Plan.

Research and Development

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Research and development	$617,745	$442,022	$175,723	40%
Percentage of total revenue	28%	26%

The increase in research and development expense for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$168,490
Allocated overhead expenses	7,233
$175,723

Employee-related costs increased as a result of increased headcount as we continued to grow our engineering organization to develop new products, increase functionality and to maintain our existing customer platform. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business, offset slightly by a decrease in expense from the reduction of our leased office space under the Restructuring Plan.

Sales and Marketing

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Sales and marketing	$1,068,560	$886,069	$182,491	21%
Percentage of total revenue	49%	51%

The increase in sales and marketing expense for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$119,846
Marketing programs	44,169
Solutions Partner commissions	14,596
Amortization of intangible asset	1,727
Allocated overhead expenses	2,153
$182,491

Employee-related costs increased as a result of increased headcount as we expanded our selling and marketing organizations to grow our customer base. Marketing programs increased due to the timing and size of certain marketing efforts as we made investments in attracting new customers. Solutions Partner commissions increased as a result of increased revenue generated through our Solutions Partners, partially offset by certain costs that are deferred and amortized over two to four years. Amortization of intangible assets increased primarily due to the purchase of a domain name in the second quarter of 2022. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure, offset slightly by a decrease in expense from the reduction of our leased office space under the Restructuring Plan.

General and Administrative

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
General and administrative	$249,649	$197,720	$51,929	26%
Percentage of total revenue	12%	11%

The increase in general and administrative expense for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$36,633
Customer credit card fees	6,197
Professional fees	5,815
Allocated overhead expenses	3,284
$51,929

Employee-related costs increased as a result of increased headcount as we grew our business and required additional personnel to support our expanded operations. Customer credit card fees increased due to increased customer transactions as we continue to grow our business. Professional fees increased primarily due expenses related to our acquisition of Clearbit in the fourth quarter of 2023 (Note 7). Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business, offset slightly by a decrease in expense from the reduction of our leased office space under the Restructuring Plan.

Restructuring

	Year Ended December 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Restructuring	$96,843	$—	$96,843	n/a
Percentage of total revenue	4%	0%

Restructuring charges were $96.8 million in 2023 due to the implementation of the Restructuring Plan in the first quarter of 2023 and its continued execution throughout the year. Restructuring costs primarily consisted of $26.8 million of severance, employee related benefits and other costs, and $70.0 million related to the termination and abandonment of leases globally (Note 17).

Interest Income

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Interest income	$58,828	$15,000	$43,828	292%
Percentage of total revenue	3%	1%

Interest income primarily consists of interest earned on invested cash and cash equivalents balances and investments. The increase during the year is due to higher balance of cash invested and increases in yields on our investment balances.

Interest Expense

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Interest expense	$(3,801)	$(3,762)	$39	1%
Percentage of total revenue	*	*

* not meaningful

Interest expense primarily consists of amortization of the debt issuance costs and contractual interest expense related to our 2025 Notes.

Other (Expense) Income

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Other (expense) income	$(4,673)	$(6,829)	$2,156	(32)%
Percentage of total revenue	*	*

* not meaningful

The change in other expense during 2023 is primarily due to the following:

Change
(in thousands)
Gain on strategic investments	$(4,201)
Impairment of strategic investments	4,159
Foreign currency transaction gains and losses	2,198
$2,156

Other expense primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities and any gains or impairments on our strategic investments. The decrease in gain on strategic investments is due to gains of $4.2 million from observable price changes in the value of certain strategic investments in 2022 that did not reoccur in 2023. The decrease in impairment of strategic investments is due to a $5.9 million loss recorded in 2022 from the decrease in value of our strategic investments compared to $1.7 million in 2023. The change in foreign currency transactions is primarily attributable to the increase in the value of the Euro and British Pound Sterling relative to the U.S. Dollar.

Income Tax expense

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Income tax expense	$(18,593)	$(8,057)	$(10,536)	131%
Effective tax rate	12%	8%

Income tax expense consists of current and deferred taxes for U.S. and foreign jurisdictions. The increase in income tax expense was primarily driven by increased income in jurisdictions outside of the U.S. that are profitable from a tax perspective and limitations on the utilization of U.S. federal and state net operating loss carry-forwards.

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

Professional services and other revenue decreased during 2022 primarily due to non-recurring advertising revenue generated from our acquisition of Hustle Con Media, Inc. (“Hustle”) in the first quarter of 2021, lower overall services revenue from on-boardings and trainings, and lower fees earned from revenue share arrangements with third parties, partially offset by fees earned from other revenue streams.

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
$46,381

Subscription and hosting costs increased primarily due to growth in our Customer base from 135,442 at December 31, 2021 to 167,386 at December 31, 2022. We also saw higher subscription and hosting costs as we launched an additional data center in the third quarter of 2021 and continued to focus on the security, reliability and performance of our customer platform. Employee-related costs increased as a result of increased headcount as we grew our customer support organization to support our customer growth and improve service levels and offerings. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continued to develop new products and increased functionality. Amortization of acquired technology increased due to certain acquired technology being amortized using a method reflective of the expected economic benefit consumption over the expected useful life of the asset. Allocated overhead expenses decreased primarily due to the reduction of our leased office space.

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
$140,052

Employee-related costs increased as a result of increased headcount as we continued to grow our engineering organization to develop new products, increase functionality and to maintain our existing customer platform. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business and expand headcount, offset slightly by a decrease in expense from the reduction of our leased office space. Hosting expense decreased due to incremental spend in the first half of 2021 associated with product development infrastructure that is unrelated to the hosting of our customer platform for paying Customers. In July of 2021, we launched a new data center and the ongoing expenses related to the hosting of our customer platform on that data center are classified as subscription cost of revenue.

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

Other (Expense) Income

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Other (expense) income	$(6,829)	$10,090	$(16,919)	168%
Percentage of total revenue	*	1%

* not meaningful

The change in other expense during 2022 is primarily due to the following:

Change
(in thousands)
Gain on strategic investments	$(7,540)
Impairment of strategic investments	$(5,863)
Foreign currency transaction gains and losses	(3,516)
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

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents provided by operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents (used in) and provided by financing activities for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Cash and cash equivalents	$387,987	$331,022	$377,013
Working capital	915,293	992,946	836,100
Net cash and cash equivalents provided by operating activities	350,971	273,174	238,728
Net cash and cash equivalents used in investing activities	(334,766)	(319,658)	(179,508)
Net cash and cash equivalents provided by (used in) financing activities	37,011	7,428	(51,469)

Our cash and cash equivalents at December 31, 2023 were held for working capital purposes. We believe our working capital is sufficient to support our operations for at least the next 12 months. At December 31, 2023, $179.8 million of our cash and cash equivalents was held in accounts outside the United States. We do not assert indefinite reinvestment of our foreign earnings because these earnings have been subject to United States Federal tax. While we have concluded that any incremental tax incurred upon ultimate distribution of these earnings to be immaterial, our current plans do not demonstrate a need to repatriate undistributed earnings to fund our U.S. operations.

Net Cash and Cash Equivalents Provided by Operating Activities

Net cash and cash equivalents provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash and cash equivalents provided by operating activities during the year ended December 31, 2023 primarily reflected our net loss of $176.3 million and $42.9 million accretion of bond discounts, offset by non-cash expenses that included $72.7 million of depreciation and amortization, restructuring charges of $67.3 million, $432.3 million in stock-based compensation, $1.7 million on impairment of strategic investments, and $2.0 million of amortization of debt issuance costs. Working capital sources of cash and cash equivalents primarily included a $109.9 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $29.2 million increase in right-of-use asset, and $87.1 million increase in accrued expenses and other liabilities. These sources of cash and cash equivalents were offset by a $47.0 million increase in prepaid expenses and other assets, a $36.9 million decrease in operating lease liabilities, a $14.0 million increase in accounts payable related to timing of bill payments, a $81.2 million increase in deferred commissions, and a $57.6 million increase in accounts receivable as a result of increased billings to customers.

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

Net Cash and Cash Equivalents Used in Investing Activities

Our investing activities have consisted primarily of purchases, maturities and sale of investments, property and equipment purchases, business acquisitions, purchase of intangible assets, purchases of strategic investments, an equity method investment and capitalization of software development costs. Capitalized software development costs are related to new products or improvements to our existing software platform that expands the functionality for our customers.

Net cash and cash equivalents used in investing activities during the year ended December 31, 2023 consisted primarily of $1.6 billion purchases of investments, $33.7 million of purchased property and equipment, $12.4 million of purchases of strategic investments, $2.0 million in an equity method investment, $66.4 million of capitalized software development costs, and $142.1 million in a business acquisition. These uses of cash were offset by $1.5 billion received related to the maturity of investments.

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

For the year ended December 31, 2023, cash provided by financing activities consisted of $47.7 million of proceeds related to issuance of common stock under stock plans, offset by $10.7 million used for payment of employee taxes related to the net share settlement of stock-based awards.

For the year ended December 31, 2022, cash provided by $39.9 million of proceeds related to issuance of common stock under stock plans and $60.5 million of proceeds from settlement of the Convertible Note Hedges, offset by $1.6 million used for the repayment of the 2025 Notes attributable to the principal, $79.8 million payment for settlement of the 2022 Notes, and $11.5 million used for payment of employee taxes related to the net share settlement of stock-based awards.

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

Liquidity and Capital Resources Considerations

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consist of operating lease liabilities that are included in our consolidated balance sheet and vendor commitments associated with agreements that are legally binding. As of December 31, 2023, the total obligation for operating leases was $405.1 million, of which $54.6 million is expected in the next twelve months. As of December 31, 2023, our vendor commitment was $848.7 million, of which $213.2 million is expected in the next twelve months. See Note 11 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Convertible Senior Notes

As of December 31, 2023, the carrying value was $456.2 million for our 2025 Notes. The interest rate is fixed at 0.375% for the 2025 Notes. Interest is payable semi-annually in arrears on June 1 and December 1 of each year for both Notes. See Note 9 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Letters of Credit

As of December 31, 2023, we had a total of $4.1 million in letters of credit outstanding for office space. These irrevocable letters of credit are expected to remain in effect, in some cases, until 2029.

Off Balance Sheet Arrangements

We have no material off-balance sheet arrangements at December 31, 2023 or 2022 exclusive of items described above and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

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

Revenue Recognition

We generate revenue from arrangements with multiple performance obligations, which typically include subscriptions to our online software solutions and professional and other services which include on-boarding, training, consulting services and our Commerce Hub. Our customers do not have the right to take possession of the online software products. Revenue from online software products is recognized ratably over the subscription period beginning on the date the online software product is made available to customers. We recognize revenue from on-boarding, training, consulting services, and Commerce Hub as the services are provided. Amounts billed that have not yet met the applicable revenue recognition criteria are recorded as deferred revenue.

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

Costs to Obtain a Contract with a Customer

Sales commissions earned by our sales force and Solutions Partners are considered incremental, recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be approximately two to four years. The two to four-year period has been determined by taking into consideration the type of product sold, the commitment term of the customer contract, the nature of the Company’s technology development life-cycle, and an estimated customer relationship period. Sales commissions for upgrade contracts are deferred and amortized on a straight-line basis over the remaining estimated customer relationship period of the related customer. While we do not anticipate any significant changes to the two to four year amortization period, if a change did occur it could produce a material impact on our financial statements. For example, if the commitment term of our customer contracts significantly increased, our deferred commission expense asset would increase, and our amortization expense would decrease in the period in which the change occurs.

Capitalized Software Development Costs

Software development costs consist of certain payroll and stock compensation costs incurred to develop functionality for our customer platform and internally-built software platforms, as well as certain upgrades and enhancements that are expected to result in enhanced functionality. We capitalize certain software development costs for new offerings as well as upgrades to our existing software platforms, while costs associated with planning new developments and maintaining our customer platform and internally built software platforms are expensed as incurred. We amortize these development costs over the estimated useful life of two to five years on a straight-line basis. We determined that a two- to five- year life is appropriate for our internal-use software based on our best estimate of the useful life of the internally developed software after considering factors such as continuous developments in the technology, obsolescence, and anticipated life of the service offering before significant upgrades. Management evaluates the useful lives of these assets on a quarterly basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

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

Significant judgment is used in determining fair values of assets acquired and liabilities assumed, as well as intangible assets and their estimated useful lives. Fair value and useful life determinations are based on, among other factors, estimates of future expected cash flows attributable to the acquired intangible assets and appropriate discount rates used in computing present values. Particularly for the acquisition of Clearbit, management applied judgment in estimating the fair value of the acquired developed technology intangible asset, which involved estimates and assumptions with respect to forecasted revenue growth rates, the revenue attributable to the acquired intangible asset over its estimated economic life and the discount rate. These judgments may materially impact the estimates used in allocating the purchase price consideration to the fair value of assets acquired and liabilities assumed, as well as our current and future operating results. Actual results may vary from these estimates that may result in adjustments to goodwill and acquisition date fair values of assets and liabilities during a measurement period or upon a final determination of asset and liability fair values, whichever occurs first. Adjustments to the fair value of assets acquired and liabilities assumed made after the end of the measurement period are recorded within our operating results.

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

We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Our Board recently approved a hedging program intended to allow us to mitigate foreign exchange impacts, such as exposure to currency exchange rates in connection with significant transactions denominated in currencies other than the U.S. dollar, by entering into derivatives transactions such as foreign exchange forwards. We expect to begin our hedging program in 2024.

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

Market Risk and Market Interest Risk

In June 2020, we issued $460.0 million aggregate principal amount of convertible senior notes due June 1, 2025, of which $459.1 million remained outstanding as of December 31, 2023. The fair value of the 2025 Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the 2025 Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of the 2025 Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Generally, the fair values of the 2025 Notes will increase as interest rates fall and decrease as interest rates rise. Additionally, we carry the 2025 Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. The Federal Reserve has raised, and may continue to raise interest rates in an effort to combat high inflation. There continues to be uncertainty in the changing market and economic conditions, including the possibility or additional measures that could be taken by the Federal Reserve and other government agencies, related to concerns over inflation risk.

The table below provides a sensitivity analysis of hypothetical 10% changes of our stock price as of December 31, 2023 and the estimated impact on the fair value of the 2025 Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such event may have on the fair value of the Notes.

2025 Notes

Hypothetical change in HubSpot stock price	Fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$853,193	$(101,222)	-11%
No change	$954,414	$—	—
10% decrease	$1,037,604	$83,189	9%

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of HubSpot, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of HubSpot, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Clearbit from its assessment of internal control over financial reporting as of December 31, 2023 because it was acquired by the Company in a purchase business combination during 2023. We have also excluded Clearbit from our audit of internal control over financial reporting. Clearbit is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.

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

Capitalized software development costs - estimate of time and related costs eligible for capitalization

As described in Note 2 to the consolidated financial statements, the Company’s consolidated capitalized software development costs, net balance was $106.2 million as of December 31, 2023. The Company capitalizes certain software development costs for new offerings as well as upgrades to existing software platforms. Management determines the amount of internal software costs to be capitalized based on the amount of time spent by developers on projects in the application stage of development. There is judgment involved in estimating time allocated to a particular project in the application stage.

The principal considerations for our determination that performing procedures relating to the estimate of time and related costs eligible for capitalization as capitalized software development costs is a critical audit matter are (i) the significant judgment by management when determining the amount of time to capitalize for projects, and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s determination of capitalized costs and management’s judgment related to the amount of time incurred by developers on projects in the application stage.

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

February 14, 2024

We have served as the Company’s auditor since 2016.

HUBSPOT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$387,987	$331,022
Short-term investments	1,000,245	1,081,662
Accounts receivable—net of allowance for credit losses of $5,516 and $3,266 at December 31, 2023 and 2022, respectively	295,303	226,849
Deferred commission expense	99,326	70,992
Prepaid expenses and other current assets	88,679	44,074
Total current assets	1,871,540	1,754,599
Long-term investments	325,703	112,791
Property and equipment, net	103,331	105,227
Capitalized software development costs, net	106,229	63,790
Right-of-use assets	251,071	319,304
Deferred commission expense, net of current portion	122,194	66,559
Other assets	75,247	58,795
Intangible assets, net	42,316	17,446
Goodwill	173,761	46,227
Total assets	3,071,392	2,544,738
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	9,106	20,883
Accrued compensation costs	53,462	10,224
Accrued commissions	78,169	52,622
Accrued expenses and other current liabilities	108,313	102,122
Operating lease liabilities	35,047	35,928
Deferred revenue	672,150	539,874
Total current liabilities	956,247	761,653
Operating lease liabilities, net of current portion	296,561	316,184
Deferred revenue, net of current portion	5,810	5,904
Other long-term liabilities	36,459	14,546
Convertible senior notes	456,206	454,227
Total liabilities	1,751,283	1,552,514
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value—500,000 shares authorized; 51,358 and 50,127 shares issued; 50,448 and 49,217 shares outstanding at December 31, 2023 and 2022, respectively	50	49
Additional paid-in capital	2,136,908	1,647,446
Accumulated other comprehensive income (loss)	1,827	(12,890)
Accumulated deficit	(818,676)	(642,381)
Total stockholders’ equity	1,320,109	992,224
Total liabilities and stockholders’ equity	$3,071,392	$2,544,738

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Subscription	$2,123,479	$1,690,538	$1,258,319
Professional services and other	46,751	40,431	42,339
Total revenue	2,170,230	1,730,969	1,300,658
Cost of Revenue:
Subscription	290,802	257,513	211,132
Professional services and other	54,687	56,746	47,725
Total cost of revenue	345,489	314,259	258,857
Gross profit	1,824,741	1,416,710	1,041,801
Operating expenses:
Research and development	617,745	442,022	301,970
Sales and marketing	1,068,560	886,069	649,681
General and administrative	249,649	197,720	144,949
Restructuring (Note 17)	96,843	—	—
Total operating expenses	2,032,797	1,525,811	1,096,600
Loss from operations	(208,056)	(109,101)	(54,799)
Other expense:
Interest income	58,828	15,000	1,173
Interest expense	(3,801)	(3,762)	(30,282)
Other (expense) income	(4,673)	(6,829)	10,090
Total other income (expense)	50,354	4,409	(19,019)
Loss before income tax expense	(157,702)	(104,692)	(73,818)
Income tax expense	(18,593)	(8,057)	(4,019)
Net loss	(176,295)	(112,749)	(77,837)
Net loss per common share, basic and diluted	$(3.53)	$(2.35)	$(1.66)
Weighted average common shares used in computing basic and diluted net loss per common share:	49,877	48,065	46,891

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year ended December 31,
	2023	2022	2021
Net loss	$(176,295)	$(112,749)	$(77,837)
Other comprehensive loss:
Foreign currency translation adjustments	4,020	(2,538)	(4,712)
Changes in unrealized gain (loss) on investments, net of income taxes of $0 in 2023, $0 in 2022, and ($44) in 2021	10,697	(9,013)	(1,230)
Comprehensive loss	$(161,578)	$(124,300)	$(83,779)

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

	Common Stock, $0.001 Par Value		Treasury Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	$	Shares	$	Capital	Income (Loss)	Deficit	Total
Balances at January 1, 2021	46,115	$46	12	$—	$1,241,167	$4,603	$(483,161)	762,655
Issuance of common stock under stock plans, net of shares withheld for employee taxes	1,275	1	—	—	27,488	—	—	27,489
Equity component of the 2022 Notes conversions	898	1	—	—	(11,278)	—	—	(11,277)
Settlement of Convertible Note Hedges	(898)	(1)	898	—	8,985	—	—	8,984
Stock-based compensation	—	—	—	—	169,727	—	—	169,727
Cumulative translation adjustment	—	—	—	—	—	(4,712)	—	(4,712)
Unrealized loss on investments, net of income taxes of ($44)	—	—	—	—	—	(1,230)	—	(1,230)
Net loss	—	—	—	—	—	—	(77,837)	(77,837)
Balances at December 31, 2021	47,390	$47	910	$—	$1,436,089	$(1,339)	$(560,998)	$873,799
Issuance of common stock under stock plans	1,052	1	—	—	39,931	—	—	39,932
Restricted stock units taxes paid in cash	(27)	—	—	—	(11,526)	—	—	(11,526)
Stock-based compensation	—	—	—	—	284,749	—	—	284,749
Conversion of the 2025 Notes	—	—	—	—	(691)	—	—	(691)
Conversion of the 2022 Notes	—	—	—	—	(60,422)	—	—	(60,422)
Settlement of Convertible Note Hedges	—	—	—	—	60,483	—	—	60,483
Cumulative adjustment from adoption of convertible debt standard	—	—	—	—	(101,167)	—	31,366	(69,801)
Settlement of Warrants	802	1	—	—	—	—	—	1
Cumulative translation adjustment	—	—	—	—	—	(2,538)	—	(2,538)
Unrealized loss on investments, net of income taxes of $0	—	—	—	—	—	(9,013)	—	(9,013)
Net loss	—	—	—	—	—	—	(112,749)	(112,749)
Balances at December 31, 2022	49,217	$49	910	$—	$1,647,446	$(12,890)	$(642,381)	$992,224
Issuance of common stock under stock plans	1,255	1	—	—	46,120	—	—	46,121
Restricted stock units taxes paid in cash	(24)	—	—	—	(10,756)	—	—	(10,756)
Stock-based compensation	—	—	—	—	454,098	—	—	454,098
Cumulative translation adjustment	—	—	—	—	—	4,020	—	4,020
Unrealized gain on investments, net of income taxes of $0	—	—	—	—	—	10,697	—	10,697
Net loss	—	—	—	—	—	—	(176,295)	(176,295)
Balances at December 31, 2023	50,448	$50	910	$—	$2,136,908	$1,827	$(818,676)	1,320,109

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Operating Activities:
Net loss	$(176,295)	$(112,749)	$(77,837)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities, net of acquisitions
Depreciation and amortization	72,673	58,150	45,159
Stock-based compensation	432,271	275,849	166,761
Restructuring charges	67,263	—	—
Loss on early extinguishment of 2022 Convertible Notes	—	—	4,892
Repayment of 2022 Convertible Notes attributable to the debt discount	—	—	(26,428)
Gain on termination of operating leases	—	—	(4,276)
Loss on disposal of fixed assets	—	—	6,468
Gain on strategic investments	—	(4,201)	(11,741)
Impairment of strategic investments	1,704	5,863	—
Provision for (benefit from) deferred income taxes	5,208	(2,122)	(2,869)
Amortization of debt discount and issuance costs	1,986	2,013	23,507
(Accretion) amortization of bond discount	(42,907)	(9,118)	4,275
Unrealized currency translation	(341)	1,010	1,304
Changes in assets and liabilities, net of acquisition
Accounts receivable	(57,618)	(73,985)	(34,107)
Prepaid expenses and other assets	(47,048)	(5,987)	(1,077)
Deferred commission expense	(81,178)	(37,583)	(32,560)
Right-of-use assets	29,173	29,531	31,418
Accounts payable	(14,031)	18,277	(10,608)
Accrued expenses and other current liabilities	87,074	32,375	58,209
Operating lease liabilities	(36,889)	(21,118)	(29,478)
Deferred revenue	109,926	116,969	127,716
Net cash and cash equivalents provided by operating activities	350,971	273,174	238,728
Investing Activities:
Purchases of investments	(1,580,504)	(1,507,870)	(1,484,762)
Maturities of investments	1,502,534	1,184,506	1,387,498
Sale of investments	—	124,998	—
Purchases of property and equipment	(33,718)	(37,426)	(28,726)
Capitalization of software development costs	(66,372)	(44,345)	(33,139)
Purchases of intangible assets	(164)	(10,000)	—
Acquisition of a business, net of cash acquired	(142,129)	—	(16,810)
Proceeds from sale of strategic investments	—	—	12,620
Payments for equity method investments	(2,025)	(3,150)	(3,100)
Purchase of strategic investments	(12,388)	(26,371)	(13,089)
Net cash and cash equivalents used in investing activities	(334,766)	(319,658)	(179,508)
Financing Activities:
Proceeds from settlement of Convertible Note Hedges related to the 2022 Convertible Notes	—	60,483	8,985
Payments for settlement of Warrants related to the 2022 Convertible Notes	—	(34)	—
Payment for settlement of 2022 Convertible Notes	—	(79,807)	(89,525)
Repayment of 2025 Convertible Notes attributable to the principal	(13)	(1,619)	—
Employee taxes paid related to the net share settlement of stock-based awards	(10,714)	(11,526)	(17,439)
Proceeds related to the issuance of common stock under stock plans	47,738	39,931	46,510
Net cash and cash equivalents provided by (used in) financing activities	37,011	7,428	(51,469)
Effect on exchange rate changes on cash and cash equivalents	4,649	(6,811)	(8,861)
Net (decrease) increase in cash, cash equivalents and restricted cash	57,865	(45,867)	(1,110)
Cash, cash equivalents and restricted cash, beginning of year	334,175	380,042	381,152
Cash, cash equivalents and restricted cash, end of year	392,040	$334,175	$380,042
Supplemental cash flow disclosure:
Cash paid for interest	$1,722	$1,746	$1,843
Cash paid for income taxes	$12,911	$4,685	$6,970
Right-of-use assets obtained in exchange for operating lease facilities	$7,059	$74,985	$92,131
Right-of-use asset reductions related to operating lease terminations	$(7,382)	$-	$(46,587)
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$1,068	$247	$470
Asset retirement obligations	$(199)	$1,113	$71
Issuance of common stock for repayment of 2022 Convertible Notes	$—	$—	$493,172

The accompanying notes are an integral part of the consolidated financial statements

HUBSPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations

HubSpot, Inc. (the “Company”) provides a customer platform that helps businesses connect and grow better. The Company delivers seamless connection for customer-facing teams with a unified platform that includes three layers: AI-powered engagement hubs, a Smart CRM, and a connected ecosystem that extends the customer platform with app marketplace integrations, a community network, and educational content.

The engagement hubs include Marketing Hub, Sales Hub, Service Hub, Operations Hub, CMS Hub and Commerce Hub, as well as other tools and integrations that enable companies to attract, engage, and delight customers throughout the customer experience. The Smart CRM is the foundational layer that combines customer data with AI to power the entire customer platform.

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

Loss Per Share — Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, restricted stock units (“RSUs”), shares issued pursuant to the Employee Stock Purchase Plan (“ESPP”), performance restricted stock units (“PSUs”), the Warrants (defined in Note 9), the Conversion Option of the 2022 Notes, and the Conversion Option of the 2025 Notes (the “Conversion Options”) (Note 9) are considered to be potential common stock equivalents.

A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except per share amounts)
Net loss	$(176,295)	$(112,749)	$(77,837)
Weighted-average common shares outstanding—basic	49,877	48,065	46,891
Dilutive effect of share equivalents resulting from stock options, RSUs, ESPP, PSUs, Warrants and the Conversion Options	—	—	—
Weighted-average common shares outstanding-diluted	49,877	48,065	46,891
Net loss per common share, basic and diluted	$(3.53)	$(2.35)	$(1.66)

Since the Company incurred net losses for each of the periods presented, diluted net loss per share is the same as basic net loss per share. All of the Company’s outstanding stock options, RSUs, and shares issuable under the ESPP, PSUs as well as the Warrants and Conversion Options were excluded in the calculation of diluted net loss per share as the effect would be anti-dilutive.

The Company uses the treasury stock method and the average market price per share during the period for calculating any potential dilutive effect of the Warrants. The average stock price was $459.62 for 2023, $362.01 for 2022, and $592.48 for 2021. The Company uses the if-converted method when calculating any potential dilutive effect of the Conversion Options, which assumes conversion of outstanding convertible securities at the beginning of the reporting period or date of issuance, if the convertible security was issued during the period.

The following table contains all potentially dilutive common stock equivalents.

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Options to purchase common shares	470	462	584
RSUs	1,902	1,580	1,239
Conversion Option of the 2022 Notes and Warrants	—	859	1,326
Conversion Option of the 2025 Notes	1,625	1,625	1,020
PSUs	—	—	—
ESPP	7	6	13

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

Strategic Investments — Strategic investments consist of non-marketable equity investments of privately held companies. Investments without readily determinable fair values for which the Company does not have the ability to exercise significant influence are accounted for using the measurement alternative. Under the measurement alternative, the non-marketable securities are carried at cost less any impairments, plus or minus adjustments resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. On a quarterly basis, the Company performs a qualitative assessment to evaluate whether the investment is impaired. If there are sufficient indicators that the fair value of the investment is less than the carrying value, the carrying value of the investment is reduced and an impairment is recorded in the consolidated statements of operations as other expense, net of tax. Certain other non-marketable investments are measured at fair value based on valuation methods which may include a combination of observable and unobservable inputs and are reviewed quarterly for reductions in fair value that are other-than-temporary.

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

Accounts Receivable and Allowance for Credit Losses — Accounts receivable are carried at the original invoiced amount less an allowance for credit losses based on the probability of future collection. The probability of future collection is based on specific considerations of historical loss patterns and an assessment of the continuation of such patterns based on past collection trends and known or anticipated future economic events that may impact collectability. The probability of future collection is also assessed by geography. To date, losses resulting from uncollected receivables have not exceeded estimates.

The following is a roll-forward of the Company’s allowance for credit losses (in thousands):

	Balance Beginning of Period	Charged to Statement of Operations	Deductions (1)	Balance at End of Period
Allowance for credit losses
Year ended December 31, 2023	$3,266	$18,887	$(16,637)	$5,516
Year ended December 31, 2022	$1,768	$11,549	$(10,051)	$3,266
Year ended December 31, 2021	$1,993	$6,144	$(6,369)	$1,768

(1) Deductions include actual accounts written-off, net of recoveries.

Restricted Cash —The Company had restricted cash of $4.1 million at December 31, 2023 and $3.2 million at December 31, 2022 related to letters of credit for its leased facilities. The following table provides a reconciliation of the cash, cash equivalents and restricted cash within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows for the year ended December 31, 2023 and 2022.

	December 31, 2023	December 31, 2022
	(in thousands)
Cash and cash equivalents	$387,987	$331,022
Restricted cash, included in other assets	4,053	3,153
Total cash, cash equivalents, and restricted cash	$392,040	$334,175

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

Goodwill — Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization but is monitored annually for impairment or more frequently if there are indicators of impairment. Management considers the following potential indicators of impairment: significant underperformance relative to historical or projected future operating results, significant changes in the Company’s use of acquired assets or the strategy of the Company’s overall business, significant negative industry or economic trends and a significant decline in the Company’s stock price for a sustained period. The Company performs its annual impairment test on November 30. The Company’s goodwill is evaluated at the consolidated level as it has been determined there is one operating segment comprised of one reporting unit. The Company performed a quantitative assessment, which compared the fair value of the reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized. Based on the quantitative assessment performed on November 30, 2023, the fair value exceeded the carrying value, and as such, there was no impairment of goodwill as of November 30, 2023. There were no triggering events after the measurement date that may indicate impairment as of December 31, 2023.

For the years ended December 31, 2023, 2022 and 2021, the Company did not recognize an impairment charge.

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

Advertising Expense —The Company expenses advertising as incurred, which is included in sales and marketing expense in the accompanying consolidated statements of operations. The Company incurred $105.3 million of advertising expense in 2023, $59.4 million in 2022, and $37.3 million in 2021.

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

Assets Recognized from the Costs to Obtain a Contract with a Customer

The incremental direct costs of obtaining a contract, which primarily consist of employee sales and Solutions Partner commissions paid for new subscription contracts, are deferred and amortized on a straight-line basis over a period of approximately two to four years. The two to four-year period has been determined by taking into consideration the type of product sold, the commitment term of the customer contract, the nature of the Company’s technology development life-cycle, and an estimated customer relationship period. Sales and Solutions Partner commissions for upgrade contracts are deferred and amortized on a straight-line basis over the remaining estimated customer relationship period of the related customer. Deferred commission expense that will be recorded as expense during the succeeding 12-month period is recorded as current deferred commission expense, and the remaining portion is recorded as long-term deferred commission expense.

Concentrations of Credit Risk and Significant Customers —Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, investments and accounts receivable.

The Company's cash and cash equivalents are generally held with large financial institutions. Although the Company's deposits may exceed federally insured limits, the financial institutions that the Company uses have high investment-grade credit ratings and, as a result, the Company believes that, as of December 31, 2023, its risk relating to deposits exceeding federally insured limits was not significant.

The Company’s investments consist of highly rated corporate debt securities and U.S. Treasury securities. The Company limits the amount of investments in any single issuer, except U.S. Treasuries. The Company believes that, as of December 31, 2023, its concentration of credit risk related to investments was not significant.

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other hedging arrangements.

The Company generally does not require collateral from its customers and generally requires payment 30 days from the invoice date. The Company maintains an allowance for credit losses based on its assessment of the collectability of accounts receivable. Credit risk arising from accounts receivable is mitigated as a result of transacting with a large number of geographically dispersed customers spread across various industries.

At December 31, 2023 and 2022, there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue in any of the periods presented.

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

The Company determines the amount of internal software costs to be capitalized based on the amount of time spent by the developers on projects in the application stage of development. There is judgment involved in estimating time allocated to a particular project in the application stage. Costs associated with building or significantly enhancing the customer platform and internally built software platforms are capitalized, while costs associated with planning new developments and maintaining the customer platform software and internally built software platforms are expensed as incurred.

Capitalized software development costs, exclusive of those costs recorded within property and equipment, consisted of the following:

	December 31, 2023	December 31, 2022
	(in thousands)
Gross capitalized software development costs	$257,052	$174,732
Accumulated amortization	(150,823)	(110,942)
Capitalized software development costs, net	$106,229	$63,790

Amortization of capitalized software development costs, exclusive of costs recorded within property and equipment, was $45.8 million in 2023, $32.0 million in 2022, and $23.0 million in 2021. Amortization expense is included in cost of revenue in the consolidated statements of operations.

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

Stock-Based Compensation — The Company accounts for all stock options and awards granted to employees and nonemployees using a fair value method. The measurement date for awards is generally the date of the grant. The fair value of the Company’s common stock is the closing price of the stock on the date of the grant. For stock options, the Black-Scholes option pricing model is used to measure the fair value of the grant. The expected term of options granted to employees was calculated using the simplified method, which represents the average of the contractual term of the option and the weighted-average vesting period of the option. The Company considers this appropriate as there is no other method that would be more indicative of exercise activity. The expected volatility for the Company’s common stock was based on the average of the Company's historical volatility. The risk-free interest rate is based on the rate on U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future.

Stock-based compensation costs for awards with time-based service condition is recognized on a straight-line basis over the requisite service period and stock-based compensation costs for awards with performance conditions is recognized on the graded vesting attribution method over the requisite service period.

Recent Accounting Pronouncements— Recent accounting standards not included below are not expected to have a material impact on our consolidated financial position and results of operations.

In November 2023, the FASB issued guidance enhancing the disclosures of reportable segment information, primarily about significant segment expenses. The new standard will be effective for the Company for the annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adoption of the standard on its consolidated financial statements.

In December 2023, the FASB issued guidance enhancing income tax disclosure requirements by requiring specified categories and greater disaggregation within the rate reconciliation table, disclosure of income taxes paid by jurisdiction, and providing clarification on uncertain tax positions and related financial statement impacts. The new standard will be effective for the Company on January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of adoption of the standard on its consolidated financial statements

3. Revenues

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

Deferred Revenue and Deferred Commission Expense

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue. Deferred revenue during the year ended December 31, 2023 increased by $132.2 million resulting from $2.3 billion of calculated billings and was offset by revenue recognized of $2.2 billion during the same period. $543.2 million of revenue was recognized during the year ended December 31, 2023 that was included in deferred revenue at the beginning of the period. In addition, the acquisition of Clearbit added $15.1 million of deferred revenue. As of December 31, 2023, approximately $807.0 million of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year. The Company expects to recognize revenue on approximately 90% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

Additional contract liabilities $4.5 million and $3.0 million were included in accrued expenses and other current liabilities as of December 31, 2023 and December 31, 2022.

The incremental direct costs of obtaining a contract, which primarily consist of employee sales and Solutions Partners commissions paid for new subscription contracts, are deferred and amortized on a straight-line basis over a period of approximately two to four years. Deferred commission expense during the year ended December 31, 2023 increased by $83.9 million as a result of deferring incremental costs of obtaining a contract of $179.1 million and was offset by amortization of $95.2 million during the same period.

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

The following table provides weighted average remaining lease terms and weighted average discount rate for operating leases as of December 31, 2023:

Weighted-average remaining lease term:	8.5 years
Weighted-average discount rate:	4.9%

Operating lease expense and cash payments related to operating lease liabilities for the 2023, 2022, and 2021 are as follows:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Operating lease expense	$42,826	$43,864	$47,504
Cash payments	$55,322	$39,927	$49,452

The following table provides a reconciliation between non-cancelable lease commitments and lease liabilities as of December 31, 2023 (in thousands):

Operating leases
Lease commitments (Note 11)	$405,105
Less: Legally binding minimum lease payments for leases signed but not yet commenced	(1,534)
Less: Operating leases with a duration of 12 months or less	(1,086)
Less: Present value discount	(70,877)
Total lease liabilities	$331,608

The Company subleases some of its unused spaces to third parties. Operating sublease income generated under all operating lease agreements is as follows:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Operating sublease income	$7,796	$4,608	$4,954

During the year ended December 31, 2023, the Company terminated and abandoned various leases of office spaces in connection with the Restructuring Plan. Refer to Note 17 for more information.

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at December 31, 2023 and December 31, 2022:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$20,003	$—	$—	$20,003
Commercial paper	—	13,504	—	13,504
Corporate bonds	—	237,406	—	237,406
U.S. Government agency securities	—	122,758	—	122,758
U.S. Treasury securities	—	960,763	—	960,763
Strategic investments	—	—	13,159	13,159
Restricted cash:
Money market funds	—	4,053	—	4,053
Total	$20,003	$1,338,484	$13,159	$1,371,646

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$11,518	$—	$—	$11,518
Commercial paper	—	16,036	—	16,036
Corporate bonds	—	261,918	—	261,918
U.S. Government agency securities	—	39,965	—	39,965
U.S. Treasury securities	—	876,534	—	876,534
Restricted cash:
Money market funds	—	3,153	—	3,153
Total	$11,518	$1,197,606	$—	$1,209,124

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents, and restricted cash (within other current assets and long-term assets) on the consolidated balance sheets. At December 31, 2023 and 2022, Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. Certain non-marketable equity investments measured at fair value on a non-recurring basis are classified as Level 3 as non-recurring fair value measurements may include a combination of observable and unobservable inputs.

As of December 31, 2023, the fair value of the 2025 Notes was $954.4 million (Note 9). The fair value was determined based on the quoted price of the 2025 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy.

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

Strategic investments that consist of non-controlling equity investments without readily determinable fair values in privately held companies for which the Company does not have the ability to exercise significant influence are measured under the measurement alternative method. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the statement of operations. The Company held $41.1 million of strategic investments without readily determinable fair values at December 31, 2023 and $43.6 million of strategic investments without readily determinable fair values at December 31, 2022. These investments are included in other assets on the consolidated balance sheets.

The Company adjusts the fair values of its strategic investments based on observable price changes. The Company recorded an impairment of $1.7 million in 2023, a gain of $4.2 million and an impairment of $5.9 million in 2022, and a gain of $11.7 million in 2021. The gains and impairment loss are reported in the consolidated statements of operations as other income (expense).

The Company also holds an equity method investment which represents an investment in a non-controlled company without a readily determinable market value. See Note 12 for more information on the equity method investment.

The following tables summarize the composition of our short- and long-term investments at December 31, 2023 and 2022:

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$11,513	$—	$—	$11,513
Corporate bonds	237,662	422	(678)	237,406
U.S. Government agency securities	122,414	520	(176)	122,758
U.S. Treasury securities	953,457	1,087	(273)	954,271
Total	$1,325,046	$2,029	$(1,127)	$1,325,948

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$16,036	$—	$—	$16,036
Corporate bonds	265,875	9	(3,966)	261,918
U.S. Government agency securities	40,908	1	(944)	39,965
U.S. Treasury securities	881,428	14	(4,908)	876,534
Total	$1,204,247	$24	$(9,818)	$1,194,453

For all of our securities for which the amortized cost basis was greater than the fair value at December 31, 2023 and 2022, the Company has concluded that there is no plan to sell the security nor is it more likely than not that the Company would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, the Company considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

Contractual Maturities

The contractual maturities of short-term and long-term investments held as follows:

	December 31, 2023		December 31, 2022
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
	( in thousands)
Due within one year	$1,000,447	$1,000,245	$1,089,250	$1,081,662
Due after 1 year and within 2 years	324,599	325,703	114,997	112,791
Total	$1,325,046	$1,325,948	$1,204,247	$1,194,453

6. Property and Equipment

Property and equipment consists of the following:

	December 31.
	2023	2022
	(in thousands)
Computer equipment and purchased software	$16,395	$17,710
Employee related computer equipment	50,018	46,399
Furniture and fixtures	20,666	21,232
Leasehold improvements	112,714	98,427
Internal-use software	48,894	32,205
Construction in progress	—	1,699
Total property and equipment	248,687	217,672
Less accumulated depreciation	(145,356)	(112,445)
Property and equipment, net	$103,331	$105,227

Depreciation and amortization expense was $29.0 million in 2023, $27.8 million in 2022, and $23.9 million in 2021.

As part of the Restructuring Plan (defined in Note 17), the Company disposed of $1.4 million of fixed assets, net, in the year ended December 31, 2023. The Company also recorded accelerated depreciation expense for fixed assets in connection with the lease abandonments as part of the Restructuring Plan. See Note 17 for more information.

The Company had capitalized asset retirement costs of $4.7 million at December 31, 2023 and $5.1 million at December 31, 2022 within leasehold improvements and the related liability is within accrued expenses and other current liabilities and other long-term liabilities on the consolidated balance sheet. These costs represent future lease restoration obligations as required by Company’s leases.

The changes in the asset retirement obligation balance during the year ending December 31, 2023 and December 31, 2022 are as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Beginning balance	$5,994	$4,900
Additions	—	—
Accretion	494	183
Updates to estimated cash flows	(391)	911
Ending balance	$6,097	$5,994

7. Business Acquisitions

APIHub, Inc.

On December 1, 2023, the Company acquired all outstanding shares of APIHub, Inc., (d.b.a. Clearbit), a B2B data provider that is expected to provide a complimentary B2B data asset to the Company's customers. The total cash purchase price for the acquisition was $140.4 million, net of cash acquired, which included a preliminary working capital adjustment of $1.8 million. There was approximately $4.1 million of post-combination expense, which is contingent upon post-acquisition employment and will be recognized as compensation expense in the consolidated statement of operations over a period of two years. The transaction costs associated with the acquisition were approximately $3.4 million and were recorded in general and administrative expense.

The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition:

Fair value
(in thousands)
Cash	$6,420
Accounts receivable	5,394
Other current and noncurrent assets	3,468
Acquired technology	28,900
Sublease asset	980
Goodwill	127,094
Accounts payable, accrued expenses, and other liabilities	(10,345)
Deferred revenue	(15,121)
Total purchase price	$146,790

The excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets and liabilities acquired was recorded as goodwill. The Company expects to derive value from the combination of Clearbit's data asset and HubSpot's AI-powered Smart CRM, as well as through other synergies. The goodwill recognized is not deductible for U.S. income tax purposes.

The primary intangible asset acquired in the business combination was developed technology and the fair value of the developed technology of $28.9 million was determined based on the estimated present value of expected after-tax cash flows attributable to the technology using an excess earnings method. The Company applied significant estimates and assumptions with respect to forecasted revenue growth rates, the revenue attributable to the acquired intangible asset over its estimated economic life, and the discount rate. The fair values assigned to the other tangible and identifiable intangible assets acquired and liabilities assumed as part of the business combination were based on management’s estimates and assumptions and may be subject to change as additional information is received. The Company began amortizing the acquired technology on the date of acquisition over a period of five years based on expected future cash flow attributable to the technology. The amortization expense is recorded to cost of subscription revenue in the consolidated statements of operations.

The Company has included the operating results of Clearbit in its consolidated financial statements since the date of the acquisition. The acquisition did not have a material effect on the revenue or earnings in the consolidated income statement for the reporting periods presented. The pro forma results of the Company as if the acquisition had taken place on the first day of 2022 were not materially different from the amounts reflected in the accompanying consolidated financial statements.

8. Intangible Assets and Goodwill

Intangible assets

Intangible assets as of December 31, 2023 and 2022 consist of the following:

	Weighted Average Remaining Useful Life (in Years)	December 31,
		2023	2022
		(in thousands)
Acquired technology	4.6	$46,362	$17,009
Domain name	5.3	10,000	10,000
Sublease asset	2.3	980	—
Trade name		19	19
Customer relationships		50	2,448
Accumulated amortization		(15,095)	(12,030)
Total		$42,316	$17,446

In April 2022, the Company purchased the rights to the domain name "connect.com" for $10.0 million. The domain will be used to host a networked community for customers, Solutions Partners, and prospects. The cost is amortized on a straight-line basis over its estimated useful life of seven years.

The Company also has intangible assets acquired through business acquisitions. The estimated useful life of acquired technology is two to seven years and the estimated useful life of sublease assets is two years. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Amortization expense related to intangible assets was $5.3 million in 2023, $2.6 million in 2022, and $1.3 million in 2021. Amortization expense of acquired technology is included in cost of subscription revenue and amortization expense of customer relationships and the domain name is included in sales and marketing expense in the consolidated statements of operations.

Estimated future amortization expense for intangible assets as of December 31, 2023 is as follows:

Years ended December 31,	Amortization Expense
(in thousands)
2024	$9,402
2025	9,402
2026	9,087
2027	7,209
2028	6,727
Thereafter	489
Total	$42,316

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired and is generally not deductible for tax purposes. Goodwill amounts are not amortized, but rather tested for impairment annually.

The changes in the carrying amounts of goodwill consist of the following:

(in thousands)
Balance as of December 31, 2021	$47,075
Effect of foreign currency translation	(848)
Balance as of December 31, 2022	46,227
Effect of foreign currency translation	440
Acquisition of Clearbit	127,094
Balance as of December 31, 2023	$173,761

9. Convertible Senior Notes

Adoption of Updated Debt Guidance in 2022

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

Each $1,000 of principal amount of the 2025 Notes will initially be convertible into 3.5396 shares of the Company’s common stock (the “Conversion Option of the 2025 Notes”), which is equivalent to an initial conversion price of approximately $282.52 per share, subject to adjustment upon the occurrence of certain specified events. On or after March 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2025 Notes at any time. The 2025 Notes will be convertible at the option of the holders prior to the close of business on the business day immediately preceding March 1, 2025 under certain circumstances as described in the indenture governing the 2025 Notes (the “Indenture”). Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The Company expects to settle the principal amount of the 2025 Notes in cash. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended December 31, 2023 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2025 Notes are convertible at the option of the holders thereof during the calendar quarter ending March 31, 2024. As of February 9, 2024, the Company has not received any material conversion notices.

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

The net carrying amount of the liability component of the 2025 Notes is as follows:

	As of December 31, 2023	As of December 31, 2022
	(in thousands)
Principal	$459,076	$459,083
Unamortized issuance costs	(2,870)	(4,856)
Net carrying amount	$456,206	$454,227

Interest expense related to the 2025 Notes is as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Contractual interest expense	$1,722	$1,722	$1,725
Amortization of debt discount	—	—	18,171
Amortization of issuance costs	1,986	1,969	1,428
Total interest expense	$3,708	$3,691	$21,324

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

Interest expense related to the 2022 Notes is as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Contractual interest expense	$—	$20	$154
Amortization of debt discount	—	—	3,636
Amortization of issuance costs	—	44	272
Total interest expense	$-	$64	$4,062

10. Segment Information and Geographic Data

As more fully described in the Company’s Summary of Significant Accounting Policies, the Company operates as one operating segment. Revenue and long-lived assets by geographic region, based on the physical location of the operations recording the revenue or the long-lived assets, respectively, are as follows:

Revenues by geographical region:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Americas	$1,321,568	$1,073,932	$797,986
Europe	668,263	507,507	390,379
Asia Pacific	180,399	149,530	112,293
Total	$2,170,230	$1,730,969	$1,300,658
Percentage of revenues generated outside of the Americas	39%	38%	39%

Revenue derived from customers outside the United States (international) was approximately 47% of total revenue in 2023 and 46% of total revenue in 2022 and 2021.

Total long-lived assets by geographical region:

	As of December 31, 2023	As of December 31, 2022
	(In thousands)
Americas	$235,141	$290,977
Europe	112,176	123,311
Asia Pacific	7,085	10,243
Total long lived assets	$354,402	$424,531
Percentage of long lived assets held outside of the Americas	34%	31%

11. Commitments and Contingencies

Contractual Obligations

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through February 2035. Certain leases contain optional termination dates. The table below only includes payments up to the optional termination date. If the Company were to extend leases beyond the optional termination date the future commitments would increase by approximately $79.6 million.

Included in the table below are operating lease commitments for leases that have not yet commenced of approximately $1.5 million for facilities with lease terms of approximately one to two years.

Future minimum payments under all operating lease agreements as of December 31, 2023, are as follows:

(in thousands)
2024	$54,571
2025	53,855
2026	51,842
2027	46,996
2028	34,511
Thereafter	163,330
Total	$405,105

The Company has entered into certain non-cancelable vendor commitments, which require the future purchase of goods or services. Future minimum payments under all vendor commitments as of December 31, 2023 are as follows:

(in thousands)
2024	$213,239
2025	223,177
2026	224,210
2027	187,846
2028	184
Thereafter	—
Total	$848,656

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

12. Equity method investment

The Company has made cash contributions of $8.5 million to the Black Economic Development Fund (the “Fund”) managed by the Local Initiatives Support Corporation for an aggregate of 5.0% ownership interest and income share in the Fund.

The Company has commitments to contribute additional capital of $4.0 million to the Fund. Given the level of ownership interest in the Fund, which is a limited liability company, and the fact that the Fund maintains specific ownership accounts for investors, the Company accounts for this investment using the equity method of accounting. The Fund is included in other assets on the consolidated balance sheets and the Company's share of the Fund’s net earnings and impairment charges on investments are reported in the consolidated statements of operations as other income (expense), net of tax.

The Company's proportionate share of the Fund's net loss was recorded as other expense, net of tax, in the consolidated statements of operations. As of December 31, 2023, the carrying amount of the Company’s investment in the Fund was $7.9 million.

13. Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ equity, for the years ended December 31, 2023 and 2022:

	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Investments	Total
	(in thousands)
Ending balance at December 31, 2021	$(532)	$(807)	$(1,339)
Other comprehensive loss before reclassifications	(2,538)	(9,013)	(11,551)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Ending balance at December 31, 2022	$(3,070)	$(9,820)	$(12,890)
Other comprehensive income before reclassifications	4,020	10,697	14,717
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Ending balance at December 31, 2023	$950	$877	$1,827

14. Stockholders’ Equity and Stock-Based Compensation

Common Stock Reserved — As of December 31, 2023 and 2022, the Company has authorized 500 million shares of common stock. The number of shares of common stock reserved for the vesting of RSUs, PSUs, and exercise of common stock options are as follows (in thousands):

	December 31, 2023	December 31, 2022
RSUs	1,902	1,580
PSUs	58	—
Common stock options	470	462
	2,430	2,042

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

Stock Compensation Expense —The Company’s equity compensation expense is comprised of awards of options to purchase common stock, RSUs, PSUs, and stock issued under the Company’s employee stock purchase plan (“ESPP”).

The following two tables show stock compensation expense by award type and where the stock compensation expense is recorded in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2023	2022	2021
	( in thousands)
Options	$11,555	$9,713	$6,253
RSUs	391,810	253,838	151,385
PSUs	13,502	—	—
ESPP	15,404	12,298	9,123
Total stock-based compensation	$432,271	$275,849	$166,761

	2023	2022	2021
	(in thousands)
Cost of revenue, subscription	$12,652	$9,076	$6,297
Cost of revenue, service	4,958	4,393	3,092
Research and development	198,953	107,517	61,614
Sales and marketing	140,362	107,640	67,413
General and administrative	75,346	47,223	28,345
Total stock-based compensation	$432,271	$275,849	$166,761

Excluded from stock-based compensation expense is $28.2 million of capitalized software development costs in 2023, $13.1 million in 2022, and $6.0 million in 2021.

Stock Options —The fair value of employee options is estimated on the date of each grant using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
	2023	2022	2021
Risk-free interest rate (%)	3.46-4.37	1.70-3.00	0.53-1.36
Expected term (years)	5.3-6.0	5.1-6.4	5.2-6.4
Volatility (%)	52.72-55.06	43.19-50.58	42.97-44.70
Expected dividends	—	—	—

The weighted-average grant-date fair value of options granted was $197.31 per share in 2023, $217.05 per share in 2022, and $221.86 per share in 2021.

The interest rate is based on the U.S. Treasury bond rate at the date of grant with a maturity approximately equal to the expected term. The expected term of options granted to employees is calculated using the simplified method, which represents the average of the contractual term of the option and the weighted-average vesting period of the option. The expected volatility for the Company’s common stock is based on the average of the Company's historical volatility over the expected term of the award. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. Forfeitures of share-based awards prior to vesting results in a reversal of previously recorded stock-compensation expense associated with such forfeited awards. The fair value of the Company’s common stock is the closing price of the stock on the date of grant.

The stock option activity for the year ended December 31, 2023 is as follows:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding—January 1, 2023	462	$175.81	5.1	$71,973
Granted	82	365.66
Exercised	(65)	94.71
Forfeited/expired	(9)	568.20
Outstanding—December 31, 2023	470	$212.69	5.2	$173,186
Options vested or expected to vest—December 31, 2023	470	$212.69	5.2	$173,186
Options exercisable—December 31, 2023	361	$155.72	4.2	$153,376

Total unrecognized compensation cost related to the unvested options was $17.9 million at December 31, 2023. That cost is expected to be recognized over a weighted-average period of 2.1 years as of December 31, 2023.

Restricted Stock Units —RSUs vest upon achievement of a time-based service condition over a period of three or four years. As soon as practicable following each vesting date, the Company will issue to the holder of the RSUs the number of shares of common stock equal to the aggregate number of RSUs that have vested. Notwithstanding the foregoing, the Company may, at its sole discretion, in lieu of issuing shares of common stock to the holder of the RSUs, pay the holder an amount in cash equal to the fair market value of such shares of common stock. The total stock-based compensation expense expected to be recorded over the remaining life of outstanding RSUs is approximately $697.2 million at December 31, 2023. That cost is expected to be recognized over a weighted-average period of 2.0 years. As of December 31, 2023, there are 2.0 million RSUs expected to vest with an aggregate intrinsic value of $1.1 billion. The total fair value of RSUs vested was approximately $383.2 million in 2023, $243.0 million in 2022, and $134.5 million in 2021.

Performance-based Restricted Stock Units —In the first quarter of 2023, the Compensation Committee of the Board of Directors approved the grant of PSUs that are eligible to be earned upon the achievement of a pre-determined revenue growth metric and service condition. To the extent earned, 33% of the PSUs will vest in the first quarter of 2024 and the remaining 67% will vest in eight equal quarterly installments thereafter. No PSUs will be earned if the pre-determined revenue growth metric is not achieved, and the overall number of shares that may be earned shall not exceed 150% of the target award.

The fair value of the PSUs is the closing price of the Company's common stock on the grant date of the award. Stock-based compensation costs for PSUs are recognized using the graded vesting attribution method over the requisite service period. The total stock-based compensation expense expected to be recorded over the remaining life of outstanding PSUs is approximately $8.1 million at December 31, 2023. That cost is expected to be recognized over a weighted-average period of 2.0 years.

The following table summarizes the activity related to RSUs and PSUs for the year ended December 31, 2023:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Unvested and outstanding at January 1, 2023	1,580	$378.12
Granted	1,666	410.65
Vested	(1,063)	360.31
Forfeited	(223)	389.82
Unvested and outstanding at December 31, 2023	1,960	$414.11

Employee Stock Purchase Plan (“ESPP”)— The ESPP authorizes the issuance of up to a total of 2,624,634 shares of common stock to participating employees and allows eligible employees to purchase shares of common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals. The offering periods for the ESPP commence on June 1 and December 1 of each year.

The fair value of employee options is estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2023	2022	2021
Risk-free interest rate (%)	4.65-5.44	0.10-4.65	0.04-0.10
Expected term (years)	0.50	0.50	0.50
Volatility (%)	38.83-76.02	39.85-76.02	42.73-45.67
Expected dividends	—	—	—

The interest rate is based on the U.S. Treasury bond rate at the date of grant with a maturity approximately equal to the expected term. The expected term is based on the term of the offering period. The expected volatility for the Company’s common stock is based on the average of the Company's historical volatility over the expected term of the award. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The fair value of the Company’s common stock is the closing price of the stock on the date the offering period starts.

The following table summarizes the activity related to ESPP:

	Shares Issued (in thousands)	Weighted- Average Purchase Price	Total Cash Proceeds (in thousands)
2023	127	$319.70	$40,479
2022	121	$272.72	$33,046
2021	77	$372.50	$28,667

15. Income Taxes

Loss before provision for income taxes was as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
United States	$(218,655)	$(124,452)	$(89,000)
Foreign	60,953	19,760	15,182
Total	$(157,702)	$(104,692)	$(73,818)

The (provision) benefit for income taxes consists of the following:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Current income tax provision
Federal	$(1,162)	$(1,002)	$(709)
State	(803)	(1,399)	(570)
Foreign	(11,420)	(7,778)	(5,609)
Total current income tax provision	(13,385)	(10,179)	(6,888)
Deferred income tax (expense) benefit
Federal	—	—	989
State	—	—	—
Foreign	(5,208)	2,122	1,880
Total deferred income tax (expense) benefit	(5,208)	2,122	2,869
Total income tax provision	$(18,593)	$(8,057)	$(4,019)

The following reconciles the differences between income taxes computed at the federal statutory rate of 21% for 2023, 2022 and 2021 and the provision for income taxes:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Expected income tax benefit at the federal statutory rate	$33,187	$21,866	$15,459
State taxes net of federal benefit	9,131	5,047	13,975
Stock-based compensation	7,741	4,414	79,800
Executive compensation limitation	(4,151)	(5,179)	(9,000)
Difference in foreign tax rates	(2,614)	290	486
U.S. tax credits	45,274	15,561	15,995
Acquisition	—	—	1,033
Foreign withholding taxes	(1,449)	(1,268)	(1,006)
Change in valuation allowance	(105,181)	(47,552)	(119,843)
Other	(531)	(1,236)	(918)
Income tax provision	$(18,593)	$(8,057)	$(4,019)

Deferred Tax Assets and Liabilities — Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$227,731	$244,603
Research and investment credits	125,424	78,049
Accruals and reserves	31,304	18,073
Depreciation	688	392
Capitalized software development	177,792	80,424
Stock-based compensation	20,283	14,875
Total deferred tax assets	583,222	436,416
Deferred tax liabilities:
Intangible assets	(8,185)	(1,857)
Convertible debt	(52)	(44)
Capitalized costs	(35,799)	(19,879)
Depreciation	(2,608)	(258)
Total deferred tax liabilities	(46,644)	(22,038)
Valuation allowance	(536,311)	(408,794)
Net deferred tax assets	$267	$5,584

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

The valuation allowance increased by $127.5 million in 2023, $62.4 million in 2022 and $119.3 million in 2021, primarily due to the increase in deductible temporary differences for U.S. research and development capitalization. The Company does not expect any significant changes in its valuation allowance positions within the next 12 months.

The Company had federal and state net operating loss carryforwards of $861.4 million and $741.0 million at December 31, 2023 and $960.7 million and $677.0 million at December 31, 2022. The Company also had international net operating loss carryforwards of $8.6 million at December 31, 2023 and $8.5 million at December 31, 2022. All federal net operating losses have an indefinite carryforward period. State net operating losses will begin to expire in 2025.

The Company has net federal research and development credit carryforwards of $89.2 million at December 31, 2023 that begin to expire in 2030. The Company also has state research and investment tax credit carryforwards of $34.1 million that begin to expire in 2026.

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

The following summarizes activity related to unrecognized tax benefits:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Unrecognized benefit—beginning of the year	$16,888	$12,823	$8,448
Gross increases—current period positions	8,071	4,065	4,375
Gross increases—current period business acquisitions	1,381	—	—
Gross decrease—prior period positions	(5,871)	—	—
Unrecognized benefit—end of period	$20,469	$16,888	$12,823

All of the gross unrecognized tax benefits represent a reduction to the research and development tax credit carryforward. All of the unrecognized tax benefits decrease deferred tax assets with a corresponding decrease to the valuation allowance. None of the unrecognized tax benefits would affect the Company’s effective tax rate if recognized in the future.

The Company has elected to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. No interest or penalties have been recorded through December 31, 2023 as the Company had no tax due because of significant net operating loss carryforwards.

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

16. Employee Benefit Plan

The Company maintains a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers certain employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Total employer contributions were $11.0 million in 2023, $10.6 million in 2022, and $8.2 million in 2021.

17. Restructuring Plan

On January 25, 2023, the Company's board of directors authorized a restructuring plan (the “Restructuring Plan”) that was designed to reduce operating costs and enable investment in key opportunities for long-term growth while driving continued profitability. The Restructuring Plan included a reduction of the Company’s workforce by approximately 7% and a global lease consolidation to create higher density across our workspaces.

During the year ended December 31, 2023, the Company terminated and abandoned various leases of office spaces globally. The Company recorded a reduction in right-of-use assets of $46.8 million and an increase in lease liabilities of $5.9 million for these leases upon the lease terminations or abandonments. The Company also incurred $96.8 million of restructuring charges, composed of $70.0 million related to facilities and $26.8 million for severance, employee related benefits, and other costs, including $1.0 million of stock-based compensation expense. The charges are recorded to the restructuring line item within the consolidated statements of operations.

As of December 31, 2023, the Company did not have any liabilities accrued related to the Restructuring Plan.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has excluded Clearbit, which the Company acquired in December 2023, from its assessment of internal control over financial reporting as of December 31, 2023. Clearbit is a wholly owned subsidiary of the Company whose total assets and total revenues excluded from management's assessment represented less than 1% each of the related consolidated financial statement amounts for the Company as of and for the year ended December 31, 2023.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013).

Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included under Item 8 of this annual report on Form 10-K.

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

(d) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our directors and certain officers during the fourth quarter of 2023, each of which is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name	Action Taken	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Yamini Rangan (Chief Executive Officer)	Adoption (December 1, 2023)	Trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)	455 days	42,079 shares

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The complete response to this Item regarding the backgrounds of our executive officers and directors and other information required by Items 401, 405 and 407 of Regulation S-K will be contained in our definitive proxy statement for our 2024 Annual Meeting of Stockholders.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that is applicable to all of our employees, officers and directors including our chief executive officer and senior financial officers, which is available on our website under “Investor Relations—Leadership & Governance.”

ITEM 11. Executive Compensation

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2024 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2024 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2024 Annual Meeting of Stockholders.

ITEM 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2024 Annual Meeting of Stockholders.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) Documents Filed as Part of this Annual Report on Form 10-K

1. Financial Statements (included in Item 8 of this Annual Report on Form 10-K):

•
Report of Independent Registered Public Accounting Firm
•
Consolidated Balance Sheets as of December 31, 2023 and 2022
•
Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021
•
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2023, 2022 and 2021
•
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
•
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021
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

10.1(6)

Lease dated April 23, 2015 between Two Canal Park Massachusetts LLC (formerly BCSP Cambridge Two Property LLC) and HubSpot, Inc.; First Amendment to Lease dated August 10, 2016; Second Amendment to Lease dated March 12, 2018; Third Amendment to Lease dated December 2, 2019; Fourth Amendment to Lease dated January 6, 2020; Fifth Amendment dated July 2, 2021

10.2(7)

Lease of 1 – 6 Sir John Rogerson's Quay, Windmill Quarter, Dublin 2, dated August 1, 2019, between Hibernia REIT Public Limited Company, as Landlord, HubSpot Ireland Limited, as Tenant, SOBO Management Company Limited by Guarantee, as Management Company, and HubSpot, Inc., as Guarantor

10.3(8)#	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors

10.4(9)#	2007 Equity Incentive Plan and forms of restricted stock agreement and option agreements thereunder

10.5**#	2014 Stock Option and Grant Plan, Amendment No. 1 thereto, and forms of restricted stock and option agreements thereunder

10.6(10)#	Amended and Restated 2014 Employee Stock Purchase Plan

10.7(11)#	Management Cash Incentive Bonus Plan

10.8(12)	Form of Call Option Transaction Confirmation

10.9(13)	Form of Warrant Confirmation

10.10(14)#	Non-Employee Director Compensation Policy (as amended and currently in effect)

10.11(15)	Form of Capped Call Transaction Confirmation

21.1**	List of Subsidiaries

23.1**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1**	Power of Attorney (included on signature page)

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**Ÿ	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1**	Policy of Recoupment of Incentive Compensation

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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

(4) Incorporated by reference to Exhibit 4.1 to HubSpot, Inc.’s Current Report on Form 8-K filed on June 5, 2020.

(5) Incorporated by reference to Exhibit 4.5 to HubSpot, Inc.’s Annual Report on Form 10-K filed on February 12, 2020.

(6) Incorporated by reference to Exhibit 10.4 to HubSpot, Inc.’s Annual Report on Form 10-K filed on February 16, 2023.

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

(10) Incorporated by reference to Exhibit 10.4 to HubSpot, Inc.’s Annual Report on Form 10-K filed on February 16, 2023.

(11) Incorporated by reference to Exhibit 10.10 to HubSpot, Inc.’s Annual Report on Form 10-K filed on February 14, 2022.

(12) Incorporated by reference to Exhibit 10.1 to HubSpot, Inc.’s Form 8-K filed on May 10, 2017.

(13) Incorporated by reference to Exhibit 10.2 to HubSpot, Inc.’s Form 8-K filed on May 10, 2017.

(14) Incorporated by reference to Exhibit 10.13 to HubSpot, Inc.’s Annual Report on Form 10-K filed on February 14, 2022.

(15) Incorporated by reference to Exhibit 10.1 to HubSpot, Inc.’s Current Report on Form 8-K filed on June 5, 2020.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Cambridge, Commonwealth of Massachusetts, on the 14th day of February 2024.

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

Signature	Title	Date

/s/ Yamini Rangan	Chief Executive Officer	February 14, 2024
Yamini Rangan	(Principal Executive Officer)

/s/ Kate Bueker	Chief Financial Officer	February 14, 2024
Kate Bueker	(Principal Financial and Accounting Officer)

/s/ Brian Halligan	Executive Chairperson	February 14, 2024
Brian Halligan

/s/ Dharmesh Shah	Director and Chief Technology Officer	February 14, 2024
Dharmesh Shah

/s/ Alyssa Harvey Dawson	Chief Legal Officer	February 14, 2024
Alyssa Harvey Dawson

/s/ Nick Caldwell	Director	February 14, 2024
Nick Caldwell

/s/ Ron Gill	Director	February 14, 2024
Ron Gill

/s/ Claire Hughes Johnson	Director	February 14, 2024
Claire Hughes Johnson

/s/ Lorrie Norrington	Director	February 14, 2024
Lorrie Norrington

/s/ Andrew Anagnost	Director	February 14, 2024
Andrew Anagnost

/s/ Jay Simons	Director	February 14, 2024
Jay Simons

/s/ Jill Ward	Director	February 14, 2024
Jill Ward