Form 10-Q
period 2024-03-31
HUBSPOT INC
filed 2024-05-10
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2024

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

There were 50,962,443 shares of the registrant’s Common Stock issued and outstanding as of May 2, 2024.

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
•
the impact of competition in our industry and innovation by our competitors, including as a result of new or better use of evolving artificial intelligence technologies;
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
•
our anticipated areas of investments, including sales and marketing, research and development, including with respect to artificial intelligence and machine learning, customer service and support, data center infrastructure and service capabilities, and expectations relating to such investments;
•
our predictions about industry and market trends;
•
our ability to anticipate and address the evolution of technology and the technological needs of our customers, to roll-out upgrades to our existing software platform and to develop new and enhanced applications to meet the needs of our customers, including with respect to artificial intelligence and machine learning;
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

PART I — Financial Information

Item 1. Financial Statements

HubSpot, Inc.

Unaudited Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$447,793	$387,987
Short-term investments	1,070,872	1,000,245
Accounts receivable — net of allowance for doubtful accounts of $4,937 at March 31, 2024 and $5,516 at December 31, 2023	266,862	295,303
Deferred commission expense	107,424	99,326
Prepaid expenses and other current assets	92,301	88,679
Total current assets	1,985,252	1,871,540
Long-term investments	311,526	325,703
Property and equipment, net	103,362	103,331
Capitalized software development costs, net	119,554	106,229
Right-of-use assets	243,279	251,071
Deferred commission expense, net of current portion	128,580	122,194
Other assets	88,058	75,247
Intangible assets, net	39,825	42,316
Goodwill	173,667	173,761
Total assets	$3,193,103	$3,071,392
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,928	$9,106
Accrued compensation costs	68,752	53,462
Accrued commissions	67,355	78,169
Accrued expenses and other current liabilities	85,852	94,074
Operating lease liabilities	32,869	35,047
Deferred revenue	696,878	672,150
Total current liabilities	959,634	942,008
Operating lease liabilities, net of current portion	284,489	296,561
Deferred revenue, net of current portion	4,916	5,810
Other long-term liabilities	38,243	36,459
Convertible senior notes	456,704	456,206
Total liabilities	1,743,986	1,737,044
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	51	50
Additional paid-in capital	2,250,549	2,136,908
Accumulated other comprehensive loss	(2,980)	1,827
Accumulated deficit	(798,503)	(804,437)
Total stockholders’ equity	1,449,117	1,334,348
Total liabilities and stockholders’ equity	$3,193,103	$3,071,392

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	For the Three Months Ended March 31,
	2024	2023
Revenues:
Subscription	$603,798	$489,743
Professional services and other	13,616	11,877
Total revenue	617,414	501,620
Cost of revenues:
Subscription	80,725	66,622
Professional services and other	14,363	13,707
Total cost of revenues	95,088	80,329
Gross profit	522,326	421,291
Operating expenses:
Research and development	175,637	127,683
Sales and marketing	300,282	250,683
General and administrative	68,858	57,405
Restructuring	782	28,570
Total operating expenses	545,559	464,341
Loss from operations	(23,233)	(43,050)
Other expense:
Interest income	18,727	10,472
Interest expense	(935)	(930)
Other income (expense)	13,161	(794)
Total other income	30,953	8,748
Income (loss) before income tax expense	7,720	(34,302)
Income tax expense	(1,786)	(2,418)
Net income (loss)	$5,934	$(36,720)
Net income (loss) per share, basic	$0.12	$(0.74)
Net income (loss) per share, diluted	$0.12	$(0.74)
Weighted average common shares used in computing basic net income (loss) per share:	50,689	49,395
Weighted average common shares used in computing diluted net income (loss) per share:	51,498	49,395

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months Ended March 31,
	2024	2023
Net income (loss)	$5,934	$(36,720)
Other comprehensive loss:
Foreign currency translation adjustment	(2,044)	627
Changes in unrealized loss on investments, net of income taxes of $0 for the three months ended March 31, 2024 and 2023	(2,763)	4,507
Comprehensive loss	$1,127	$(31,586)

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Stockholders' Equity

(in thousands, except per share amounts)

	Common Stock, $0.001 Par Value		Treasury Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	$	Shares	$	Capital	(Loss)	Deficit	Total
Balances at December 31, 2023	50,448	$50	910	$—	$2,136,908	$1,827	$(804,437)	1,334,348
Issuance of common stock under stock plans	332	1	(1)	—	6,513	—	—	6,514
Restricted stock units taxes paid in cash	(20)	—	—	—	(8,791)	—	—	(8,791)
Stock-based compensation	—	—	—	—	115,919	—	—	115,919
Cumulative translation adjustment	—	—	—	—	—	(2,044)	—	(2,044)
Unrealized loss on investments, net of income taxes of $0	—	—	—	—	—	(2,763)	—	(2,763)
Net income	—	—	—	—	—	—	5,934	5,934
Balances at March 31, 2024	50,760	$51	909	$—	$2,250,549	$(2,980)	$(798,503)	$1,449,117

	Common Stock, $0.001 Par Value		Treasury Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	$	Shares	$	Capital	(Loss)	Deficit	Total
Balances at December 31, 2022	49,217	$49	910	$—	$1,647,446	$(12,890)	$(639,927)	994,678
Issuance of common stock under stock plans	260	—	—	—	1,196	—	—	1,196
Restricted stock units taxes paid in cash	(4)	—	—		(1,198)	—	—	(1,198)
Stock-based compensation	—	—	—	—	87,305	—	—	87,305
Cumulative translation adjustment	—	—	—	—	—	627	—	627
Unrealized gain on investments, net of income taxes of $0	—	—	—	—	—	4,507	—	4,507
Net loss	—	—	—	—	—	—	(36,720)	(36,720)
Balances at March 31, 2023	49,473	$49	910	$—	$1,734,749	$(7,756)	$(676,647)	$1,050,395

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended March 31,
	2024	2023
Operating Activities:
Net income (loss)	5,934	$(36,720)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities, net of acquisitions
Depreciation and amortization	21,234	16,570
Stock-based compensation	111,122	83,037
Restructuring charges	—	2,281
Gain on strategic investments	(16,353)	—
Impairment of strategic investments	3,615	—
(Benefit from) provision for deferred income taxes	(167)	47
Amortization of debt discount and issuance costs	500	484
Accretion of bond discount	(12,563)	(8,008)
Unrealized currency translation	538	(358)
Changes in assets and liabilities
Accounts receivable	25,423	30,615
Prepaid expenses and other assets	(5,473)	(20,417)
Deferred commission expense	(17,001)	(18,539)
Right-of-use assets	6,390	8,483
Accounts payable	(1,300)	(17,873)
Accrued expenses and other liabilities	(13,281)	22,659
Operating lease liabilities	(12,743)	(9,829)
Deferred revenue	31,213	28,638
Net cash and cash equivalents provided by operating activities	127,088	81,070
Investing Activities:
Purchases of investments	(399,378)	(362,246)
Maturities of investments	352,790	287,967
Purchases of property and equipment	(5,882)	(3,310)
Purchases of strategic investments	(27)	(6,000)
Capitalization of software development costs	(21,634)	(15,122)
Net cash and cash equivalents used in investing activities	(74,131)	(98,711)
Financing Activities:
Employee taxes paid related to the net share settlement of stock-based awards	(8,788)	(1,198)
Proceeds related to the issuance of common stock under stock plans	19,943	11,254
Net cash and cash equivalents provided by financing activities	11,155	10,056
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,306)	1,722
Net increase (decrease) in cash, cash equivalents and restricted cash	59,806	(5,863)
Cash, cash equivalents and restricted cash, beginning of period	392,040	334,175
Cash, cash equivalents and restricted cash, end of period	$451,846	$328,312
Supplemental cash flow disclosure:
Cash paid for income taxes	$3,100	$4,063
Right-of-use assets obtained in exchange for operating lease liabilities	$504	$—
Right-of-use asset reductions related to operating lease terminations	$—	$(1,235)
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$1,737	$5,919
Asset retirement obligations	$—	$(108)

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

The engagement hubs include Marketing Hub, Sales Hub, Service Hub, Operations Hub, Content Hub and Commerce Hub, as well as other tools and integrations that enable companies to attract, engage, and delight customers throughout the customer experience.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, the Company has prepared the accompanying unaudited consolidated financial statements on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2023, and these consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2024. The year-end balance sheet data was derived from audited financial statements, but this Form 10-Q does not include all disclosures required under GAAP. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted under the rules and regulations of the SEC.

These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 14, 2024. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K that have had a material impact on our consolidated financial statements and related notes.

Recent Accounting Pronouncements

Recent accounting standards not included below are not expected to have a material impact on our consolidated financial position and results of operations.

In November 2023, the Financial Accounting Standards Board ("FASB") issued guidance enhancing the disclosures of reportable segment information, primarily about significant segment expenses. The new standard will be effective for the Company for the annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the disclosure impact of adoption of the standard on its consolidated financial statements.

In December 2023, the FASB issued guidance enhancing income tax disclosure requirements by requiring specified categories and greater disaggregation within the rate reconciliation table, disclosure of income taxes paid by jurisdiction, and providing clarification on uncertain tax positions and related financial statement impacts. The new standard will be effective for the Company on January 1, 2025, with early adoption permitted. The Company is currently evaluating the disclosure impact of adoption of the standard on its consolidated financial statements.

In March 2024, the SEC adopted the final rules designed to enhance disclosures related to the risks and impacts of climate-related matters. The disclosure requirements will be effective for the Company on January 1, 2025. The Company is currently evaluating the disclosure impact of adoption of the standard on its consolidated financial statements.

Revision of Previously Issued Financial Statements

During the financial close process for the first quarter of 2024, we identified an error related to the calculation of contractual credits in one of our third-party vendor agreements which impacted our previously issued financial statements beginning with the quarter ended December 31, 2021. The error impacted subsequent annual and quarterly reporting periods through December 31, 2023. We assessed the materiality of the error on prior period consolidated financial statements in accordance with the Securities and

Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, “Materiality,” codified in ASC 250, Accounting Changes and Error Corrections (“ASC 250”). Based on this assessment, in consideration of both quantitative and qualitative factors, we concluded that the error is not material to any previously presented interim or annual financial statements. We revised our financial statements for the periods impacted. In connection with the revisions, we also corrected a previously identified immaterial error related to the recording of certain deferred tax balances. The Company will also correct previously reported financial information for these errors in future filings, as applicable.

The impact of the revisions to the annual periods ending December 31, 2022 and December 31, 2023, and the quarterly periods ending March 31, 2023, June 30, 2023, and September 30, 2023 are discussed below. The errors created immaterial impacts to the Consolidated Statements of Cash Flows, however, there was no net impact to classification of the cash flows so a revision table was not included below. The impact to the Consolidated Statements of Stockholders' Equity was isolated to net income and accumulated deficit as revised in the other statements.

Consolidated Statements of Operations and Comprehensive Loss	For the 12 Months Ended December 31, 2022
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Cost of revenues - Subscription	$257,513	$(6,239)	$251,274
Total cost of revenues	314,259	(6,239)	308,020
Gross profit	1,416,710	6,239	1,422,949
Loss from operations	(109,101)	6,239	(102,862)
Loss before income tax expense	(104,692)	6,239	(98,453)
Income tax expense	(8,057)	(837)	(8,894)
Net loss	(112,749)	5,402	(107,347)
Comprehensive loss	(124,300)	5,402	(118,898)
Net loss per common share, basic and diluted	$(2.35)	$0.12	$(2.23)

	For the 3 Months Ended March 31, 2023
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Cost of revenues - Subscription	$68,339	$(1,717)	$66,622
Total cost of revenues	82,046	(1,717)	80,329
Gross profit	419,574	1,717	421,291
Loss from operations	(44,767)	1,717	(43,050)
Loss before income tax expense	(36,019)	1,717	(34,302)
Income tax expense	(2,263)	(155)	(2,418)
Net loss	(38,282)	1,562	(36,720)
Comprehensive loss	(33,148)	1,562	(31,586)
Net loss per common share, basic and diluted	$(0.78)	$0.04	$(0.74)

	For the 3 Months Ended June 30, 2023
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Cost of revenues - Subscription	$73,824	$(2,330)	$71,494
Total cost of revenues	87,286	(2,330)	84,956
Gross profit	441,852	2,330	444,182
Loss from operations	(118,499)	2,330	(116,169)
Loss before income tax expense	(105,564)	2,330	(103,234)
Income tax expense	(13,382)	4,813	(8,569)
Net loss	(118,946)	7,143	(111,803)
Comprehensive loss	(119,575)	7,143	(112,432)
Net loss per common share, basic and diluted	$(2.39)	$0.14	$(2.25)

	For the 3 Months Ended September 30, 2023
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Cost of revenues - Subscription	$73,781	$(1,886)	$71,895
Total cost of revenues	87,526	(1,886)	85,640
Gross profit	470,031	1,886	471,917
Loss from operations	(20,442)	1,886	(18,556)
Loss before income tax expense	(6,875)	1,886	(4,989)
Net loss	(5,463)	1,886	(3,577)
Comprehensive loss	(6,456)	1,886	(4,570)
Net loss per common share, basic and diluted	$(0.11)	$0.04	$(0.07)

	For the 12 Months Ended December 31, 2023

	As Previously Reported	Adjustments	As Revised
	(in thousands)
Cost of revenues - Subscription	$290,802	$(7,127)	$283,675
Total cost of revenues	345,489	(7,127)	338,362
Gross profit	1,824,741	7,127	1,831,868
Loss from operations	(208,056)	7,127	(200,929)
Loss before income tax expense	(157,702)	7,127	(150,575)
Income tax expense	(18,593)	4,658	(13,935)
Net loss	(176,295)	11,785	(164,510)
Comprehensive loss	(161,578)	11,785	(149,793)
Net loss per common share, basic and diluted	$(3.53)	$0.23	$(3.30)

Consolidated Balance Sheets	December 31, 2022
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Total assets	$2,544,738	$-	$2,544,738
Accrued expenses and other current liabilities	102,122	(7,112)	95,010
Total current liabilities	761,653	(7,112)	754,541
Other long-term liabilities	14,546	4,658	19,204
Total liabilities	1,552,514	(2,454)	1,550,060
Accumulated deficit	(642,381)	2,454	(639,927)
Total stockholders’ equity	992,224	2,454	994,678

	December 31, 2023
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Total assets	$3,071,392	$-	$3,071,392
Accrued expenses and other current liabilities	108,313	(14,239)	94,074
Total current liabilities	956,247	(14,239)	942,008
Total liabilities	1,751,283	(14,239)	1,737,044
Accumulated deficit	(818,676)	14,239	(804,437)
Total stockholders’ equity	1,320,109	14,239	1,334,348

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

Deferred Revenue and Deferred Commission Expense

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue. Deferred revenue during the three months ended March 31, 2024 increased by $23.8 million resulting from $641.2 million of additional invoicing and was offset by revenue recognized of $617.4 million during the same period. $359.6 million of revenue was recognized during the three months ended March 31, 2024 that was included in deferred revenue at the beginning of the period. As of March 31, 2024, approximately $827.1 million of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year. The Company expects to recognize revenue on approximately 91% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

Additional contract liabilities of $5.6 million and $4.5 million were included in accrued expenses and other current liabilities on the consolidated balance sheet as of March 31, 2024 and December 31, 2023.

The incremental direct costs of obtaining a contract, which primarily consist of sales and Solutions Partner commissions paid for new subscription contracts, are deferred and amortized on a straight-line basis over a period of approximately two to four years. The two to four-year period has been determined by taking into consideration the type of product sold, the commitment term of the customer contract, the nature of the Company’s technology development life-cycle, and an estimated customer relationship period. Sales and Solutions Partner commissions for upgrade contracts are deferred and amortized on a straight-line basis over the remaining estimated customer relationship period of the related customer. Deferred commission expense that will be recorded as expense during the succeeding 12-month period is recorded as current deferred commission expense, and the remaining portion is recorded as long-term deferred commission expense.

Deferred commission expense during the three months ended March 31, 2024 increased by $14.5 million as a result of deferring incremental costs of obtaining a contract of $46.6 million and was offset by amortization of $32.1 million during the same period.

3. Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, restricted stock units (“RSUs”), shares issued pursuant to the Employee Stock Purchase Plan (“ESPP”), performance restricted stock units (“PSUs”), and the Conversion Option of the 2025 Notes (the “Conversion Options”) (Note 8) are considered to be potential common stock equivalents.

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$5,934	$(36,720)
Weighted-average common shares outstanding — basic	50,689	49,395
Dilutive effect of share equivalents resulting from stock options, RSUs, ESPP, PSUs, and the Conversion Options	809	—
Weighted-average common shares, outstanding — diluted	51,498	49,395
Net income (loss) per share, basic	$0.12	$(0.74)
Net income (loss) per share, diluted	$0.12	$(0.74)

Since the Company incurred a net loss for the three months ended March 31, 2023, diluted net loss per share is the same as basic net loss per share. All of the Company’s outstanding stock options, RSUs, PSUs, and shares issuable under the ESPP, as well as the Conversion Options were excluded in the calculation of diluted net loss per share as the effect would be anti-dilutive.

The Company uses the if-converted method when calculating any potential dilutive effect of the Conversion Options, which assumes conversion of outstanding convertible securities at the beginning of the reporting period or date of issuance, if the convertible security was issued during the period.

The following table contains all potentially dilutive common stock equivalents.

As of March 31,
2023
(in thousands)
Options to purchase common shares	511
RSUs	1,698
Conversion Option of the 2025 Notes	1,625
PSUs	—
ESPP	—

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at March 31, 2024 and December 31, 2023:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$11,996	$—	$—	$11,996
Commercial paper	—	24,324	—	24,324
Corporate bonds	—	241,637	—	241,637
U.S. Government agency securities	—	130,396	—	130,396
U.S. Treasury securities	—	1,092,143	—	1,092,143
Strategic investments	—	—	28,512	28,512
Restricted cash:
Money market funds	—	4,053	—	4,053
Total	$11,996	$1,492,553	$28,512	$1,533,061

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$20,003	$—	$—	$20,003
Commercial paper	—	13,504	—	13,504
Corporate bonds	—	237,406	—	237,406
U.S. Government agency securities	—	122,758	—	122,758
U.S. Treasury securities	—	960,763	—	960,763
Strategic investments	—	—	13,159	13,159
Restricted cash:
Money market funds	—	4,053	—	4,053
Total	$20,003	$1,338,484	$13,159	$1,371,646

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At March 31, 2024 and December 31, 2023, Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. Certain non-marketable investments measured at fair value on a non-recurring basis are classified as Level 3 as their fair value measurements may include a combination of observable and unobservable inputs.

As of March 31, 2024, the fair value of the 2025 Notes was $1.0 billion. The fair value was determined based on the quoted price of the 2025 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy.

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

Strategic investments that consist of non-controlling equity investments without readily determinable fair values in privately held companies for which the Company does not have the ability to exercise significant influence are measured under the measurement alternative method. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the statement of operations. The Company holds $38.5 million of strategic investments without readily determinable fair values at March 31, 2024 and $41.1 million of strategic investments without readily determinable fair values at December 31, 2023. These investments are included in other assets on the consolidated balance sheets.

In the three months ended March 31, 2024, the Company adjusted the fair value of its strategic investments and recognized a gain of $16.3 million. In addition, the Company recorded an impairment of the carrying value of its strategic investments of $3.6 million. The net gain recorded was $12.7 million, which is reported in the consolidated statements of operations as other income. There were no other adjustments to the carrying value of the strategic investments resulting from impairments or observable price changes in the three months ended March 31, 2024 and 2023.

The following tables summarize the composition of our short- and long-term investments at March 31, 2024 and December 31, 2023.

	March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$17,357	$—	$—	$17,357
Corporate bonds	242,268	93	(724)	241,637
U.S. Government agency securities	130,684	132	(420)	130,396
U.S. Treasury securities	993,947	60	(999)	993,008
Total	$1,384,256	$285	$(2,143)	$1,382,398

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$11,513	$—	$—	$11,513
Corporate bonds	237,662	422	(678)	237,406
U.S. Government agency securities	122,414	520	(176)	122,758
U.S. Treasury securities	953,457	1,087	(273)	954,271
Total	$1,325,046	$2,029	$(1,127)	$1,325,948

For all of our securities for which the amortized cost basis was greater than the fair value at March 31, 2024, the Company has concluded that there is no plan to sell the security nor is it more likely than not that the Company would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, the Company considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

Contractual Maturities

The contractual maturities of short-term and long-term investments held at March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024		December 31, 2023
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
	(in thousands)		(in thousands)
Due within one year	$1,071,957	$1,070,872	$1,000,447	$1,000,245
Due after 1 year through 2 years	312,299	311,526	324,599	325,703
Total	$1,384,256	$1,382,398	$1,325,046	$1,325,948

5. Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows for the three months ended March 31, 2024 and 2023.

	March 31, 2024	March 31, 2023	December 31, 2023
	(in thousands)
Cash and cash equivalents	$447,793	$325,159	$387,987
Restricted cash, included other assets	4,053	3,153	4,053
Total cash, cash equivalents, and restricted cash	$451,846	$328,312	$392,040

6. Property and Equipment

Property and equipment consists of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Computer equipment and purchased software	$16,394	$16,395
Employee related computer equipment	50,697	50,018
Furniture and fixtures	20,502	20,666
Leasehold improvements	112,336	112,714
Internal-use software	54,717	48,894
Construction in progress	116	—
Total property and equipment	254,762	248,687
Less accumulated depreciation	(151,400)	(145,356)
Property and equipment, net	$103,362	$103,331

Depreciation and amortization expense on property and equipment was $7.2 million for the three months ended March 31, 2024 and $7.5 million for the three months ended March 31, 2023.

In the three months ended March 31, 2023, the Company disposed of $0.9 million of fixed assets, net, as part of the Restructuring Plan (defined in Note 14). Refer to Note 14 regarding the loss associated with fixed asset disposals in connection with the Restructuring Plan.

7. Capitalized Software Development Costs

Capitalized software development costs, exclusive of those recorded within property and equipment, consisted of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Gross capitalized software development costs	$284,658	$257,052
Accumulated amortization	(165,104)	(150,823)
Capitalized software development costs, net	$119,554	$106,229

These capitalized software development costs are associated with software developed for the Company's customer platform. Capitalized software development costs recorded within property and equipment are associated with software developed for Company use.

Amortization of capitalized software development costs, exclusive of costs recorded within property and equipment, was $16.0 million for the three months ended March 31, 2024 and $9.8 million for three months ended March 31, 2023.

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

Each $1,000 of principal amount of the 2025 Notes will initially be convertible into 3.5396 shares of the Company’s common stock (the “Conversion Option of the 2025 Notes”), which is equivalent to an initial conversion price of approximately $282.52 per share, subject to adjustment upon the occurrence of certain specified events. On or after March 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2025 Notes at any time. The 2025 Notes will be convertible at the option of the holders prior to the close of business on the business day immediately preceding March 1, 2025 under certain circumstances as described in the indenture governing the 2025 Notes (the “Indenture”). Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The Company expects to settle the principal amount of the 2025 Notes in cash. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended March 31, 2024 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2025 Notes are convertible at the option of the holders thereof during the calendar quarter ending June 30, 2024. As of May 3, 2024, the Company has not received any conversion notices.

The net carrying amount of the liability component of the 2025 Notes is as follows:

	As of March 31, 2024	As of December 31, 2023
	(in thousands)
Principal	$459,074	$459,076
Unamortized issuance costs	(2,370)	(2,870)
Net carrying amount	$456,704	$456,206

Interest expense related to the 2025 Notes is as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Contractual interest expense	$431	$431
Amortization of issuance costs	500	484
Total interest expense	$931	$915

In connection with the offering of the 2025 Notes, the Company purchased capped call options (“Capped Call Options”) with respect to its common stock for $50.6 million. The Capped Call Options are purchased call options that give the Company the option to purchase up to approximately 1.6 million shares of its common stock for $282.52 per share, which corresponds to the approximate initial conversion price of the 2025 Notes. The Capped Call Options were purchased in order to offset potential dilution to the Company’s common stock upon any conversion of the 2025 Notes, subject to a cap of $426.44 per share, and expire concurrently with the 2025 Notes. The $50.6 million paid for the Capped Call Options is recorded in stockholders’ equity as a reduction in additional paid-in capital and the Capped Call Options are not accounted for as separate derivative financial instruments.

9. Leases

The Company leases office facilities under non-cancelable operating leases that expire at various dates through February 2035.

Operating lease expense and cash payments related to operating lease liabilities for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Operating lease expense	$10,111	$12,920
Cash payments	15,870	14,421

The Company subleases some of its unused spaces to third parties. Operating sublease income generated under all operating lease agreements for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Operating sublease income	$2,247	$2,028

10. Commitments and Contingencies

Contractual Obligations

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through February 2035. Certain leases contain optional termination dates. The table below only includes payments up to the optional termination date. If the Company were to extend leases beyond the optional termination date, the future commitments would increase by approximately $77.8 million.

Future minimum payments under all operating lease agreements as of March 31, 2024 are as follows:

(in thousands)
Remainder of 2024	$41,165
2025	53,550
2026	50,824
2027	46,767
2028	34,280
Thereafter	162,721
Total	$389,307

The Company has entered into certain non-cancelable vendor commitments, which require the future purchase of goods or services. Future minimum payments under all non-cancelable vendor commitments as of March 31, 2024 are as follows:

(in thousands)
Remainder of 2024	$171,338
2025	233,827
2026	232,716
2027	187,846
2028	184
Thereafter	-
Total	$825,911

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

11. Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ equity, for the three months ended March 31, 2024 and 2023.

	Cumulative Translation Adjustment	Unrealized Loss on Investments	Total
	(in thousands)
Beginning balance at January 1, 2024	950	877	1,827
Other comprehensive gain before reclassifications	(2,044)	(2,763)	(4,807)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Ending balance at March 31, 2024	(1,094)	(1,886)	(2,980)

	Cumulative Translation Adjustment	Unrealized Loss on Investments	Total
	(in thousands)
Beginning balance at January 1, 2023	(3,070)	(9,820)	(12,890)
Other comprehensive gain before reclassifications	627	4,507	5,134
Amounts reclassified from accumulated other comprehensive income	—	—	—
Ending balance at March 31, 2023	(2,443)	(5,313)	(7,756)

12. Stock-Based Compensation Expense

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Options	$2,570	$2,707
RSUs	99,830	73,032
PSUs	4,827	3,234
Employee stock purchase plan	3,895	4,064
Total stock-based compensation expense	$111,122	$83,037

Effect of stock-based compensation expense on income by line item:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cost of revenue, subscription	$4,960	$2,745
Cost of revenue, professional services and other	1,086	1,087
Research and development	50,627	33,324
Sales and marketing	35,157	30,169
General and administrative	19,292	15,712
Total stock-based compensation expense	$111,122	$83,037

Capitalized software development costs excluded from stock-based compensation expense is $8.8 million for the three months ended March 31, 2024 and $4.6 million for the three months ended March 31, 2023. Also excluded in the three months ended March 31, 2023 is $1.0 million of stock-based compensation expense incurred in connection with the Restructuring Plan. See Note 14 for more details.

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

Revenues by geographical region:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Americas	$374,546	$307,822
Europe	193,123	150,839
Asia Pacific	49,745	42,959
Total	$617,414	$501,620
Percentage of revenues generated outside of the Americas	39%	39%

Revenue derived from customers outside the United States (international) was approximately 47% of total revenue in the three months ended March 31, 2024 and 46% of total revenue in the three months ended March 31, 2023.

Total long-lived assets by geographical region:

	As of March 31, 2024	As of December 31, 2023
	(in thousands)
Americas	$234,317	$235,141
Europe	106,033	112,176
Asia Pacific	6,291	7,085
Total long-lived assets	$346,641	$354,402
Percentage of long-lived assets held outside of the Americas	32%	34%

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

In the three months ended March 31, 2024, the Company incurred $0.8 million of restructuring charges consisting of variable facilities related costs on unused space. In the three months ended March 31, 2023, the Company incurred $28.6 million of restructuring charges, primarily composed of $26.8 million for severance, employee related benefits, and other costs, including $1.0 million of stock-based compensation expense, and $1.8 million related to facilities. The charges were recorded to the restructuring line item within the consolidated statements of operations.

Future variable facilities related costs for vacated properties will continue to be recorded to restructuring charges. As of three months ended March 31, 2024, the Company did not have any remaining liabilities accrued related to the Restructuring Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 14, 2024. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.

Company Overview

We provide a customer platform that helps businesses connect and grow better. We deliver seamless connection for customer-facing teams with a unified platform that includes three layers: AI-powered engagement hubs, a Smart CRM, and a connected ecosystem that extends the customer platform with app marketplace integrations, a community network, and educational content.

Our engagement hubs include Marketing Hub, Sales Hub, Service Hub, Operations Hub, Content Hub and Commerce Hub, as well as other tools and integrations that enable companies to attract, engage, and delight customers throughout the customer experience. Our customer platform features a central database of lead and customer interactions and integrated applications designed to help businesses attract visitors to their websites, convert visitors into leads, close leads into customers, transact with those customers, and delight them so they become promoters of those businesses.

The core of our customer platform is our Smart CRM: a single database of lead and customer information that allows businesses to track their interactions with contacts and customers, manage their customer activities, and report on their pipeline and sales. Our customer platform was built to easily and seamlessly integrate third party applications to further customize to an individual company’s industry or needs. As data is becoming more important to our customers’ success and a differentiator for our business, there is a need to move quickly on data enrichment. The acquisition of APIHub, Inc. (dba Clearbit), which closed in December 2023, will allow us to build enriched B2B records directly into our customer platform.

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

We focus on selling to mid-market business-to-business, or B2B, companies, which we define as companies that have between two and 2,000 employees. While our customer platform was built to grow with any company, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving this market segment. These mid-market businesses seek an integrated, easy-to-implement and easy-to-use solution to reach customers and compete with organizations that have larger marketing, sales, and customer service budgets. We efficiently reach these businesses at scale through our proven inbound methodology, our Solutions Partners, and our “freemium” model. A Solutions Partner is a service provider that helps businesses with strategy, execution, and implementation of go-to-market activities and technology solutions. Our freemium model attracts customers who begin using our customer platform through our free products and then upgrade to our paid products. As of March 31, 2024, we had 7,829 full-time employees and 216,060 Customers of varying sizes in more than 135 countries, representing many industries.

We derive most of our revenue from subscriptions to our cloud-based customer platform and related professional services, which consist of customer on-boarding, training and consulting services. Subscription revenue accounted for 98% of our total revenue for the three months ended March 31, 2024 and 2023. We sell multiple product plans at different base prices on a subscription basis, each of which includes our Smart CRM and integrated applications to meet the needs of the various customers we serve. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We also generate additional revenue based on the purchase of additional subscriptions and products, and the number of account users and subdomains. Most of our Customers’ subscriptions are one year or less in duration.

Subscriptions are billed in advance on various schedules. Because the mix of billing terms for orders can vary from period to period, the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. Accordingly, we do not believe that change in deferred revenue is an accurate indicator of future revenue.

Many of our customers purchase on-boarding, training, and consulting services, as well as other tools, which are designed to help customers enhance their ability to attract, engage and delight their customers using our customer platform. We also generate revenue from Commerce Hub and a number of revenue-share agreements with other companies based on mutually agreed upon terms. Professional services and other revenue accounted for 2% of total revenue for three months ended March 31, 2024 and 2023.

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

We believe that the growth of our business is dependent on many factors, including our ability to expand our customer base, increase adoption of our customer platform within existing customers, develop new products and applications to extend the functionality of our customer platform and provide a high level of customer service. We have invested and intend to continue investing for long-term growth. We intend to continue to invest in sales and marketing to support our growth. We plan to continue to invest in research and development as we continue to introduce new products and applications to extend the functionality of our customer platform. We intend to continue maintaining a high level of customer service and support which we consider critical for our continued success. We also plan to continue investing in our data center infrastructure and services capabilities in order to support continued future customer growth. We also expect to continue to incur additional general and administrative expenses as a result of both our growth and the infrastructure required to be a public company. We expect to use our cash flow from operations and the proceeds from our convertible debt to fund these growth strategies and support our business and do not expect to be profitable in the next 12 months.

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

Key Business Metrics

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

Results of Operations for the Three Months Ended March 31, 2024 and 2023

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

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Revenues:
Subscription	$603,798	$489,743
Professional services and other	13,616	11,877
Total revenue	617,414	501,620
Cost of revenues:
Subscription	80,725	66,622
Professional services and other	14,363	13,707
Total cost of revenues	95,088	80,329
Gross profit	522,326	421,291
Operating expenses:
Research and development	175,637	127,683
Sales and marketing	300,282	250,683
General and administrative	68,858	57,405
Restructuring	782	28,570
Total operating expenses	545,559	464,341
Loss from operations	(23,233)	(43,050)
Other expense:
Interest income	18,727	10,472
Interest expense	(935)	(930)
Other income (expense)	13,161	(794)
Total other income	30,953	8,748
Income (loss) before income tax expense	7,720	(34,302)
Income tax expense	(1,786)	(2,418)
Net income (loss)	$5,934	$(36,720)

	Three Months Ended March 31,
	2024	2023
Revenue:
Subscription	98%	98%
Professional services and other	2	2
Total revenue	100	100
Cost of revenue:
Subscription	13	13
Professional services and other	2	3
Total cost of revenue	15	16
Gross profit	85	84
Operating expenses:
Research and development	28	25
Sales and marketing	49	50
General and administrative	11	11
Restructuring	0	6
Total operating expenses	88	93
Loss from operations	(4)	(9)
Total other income	5	2
Income (loss) before income tax expense	1	(7)
Income tax expense	(0)	(0)
Net income (loss)	1%	(7)%

Percentages are based on actual values. Totals may not sum due to rounding.

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Revenue

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Revenues:
Subscription	$603,798	$489,743	$114,055	23%
Professional services and other	13,616	11,877	1,739	15%
Total revenue	$617,414	$501,620	$115,794	23%

Subscription revenue increased during the three months ended March 31, 2024 compared to the same period in 2023 primarily due to the increase in Customers, which grew from 177,298 as of March 31, 2023 to 216,060 as of March 31, 2024. Average Subscription Revenue per Customer increased from $11,365 for the three months ended March 31, 2023 to $11,447 for the three months ended March 31, 2024. The growth in Customers was primarily driven by increased demand for our lower-priced Starter products. The increase in Average Subscription Revenue per Customer was primarily driven by a continued demand for our Professional and Enterprise products, as well as the addition of customers from the acquisition of Clearbit, offset by continued purchases of our lower-priced Starter products.

Professional services and other revenue increased during the three months ended March 31, 2024 compared to the same period in 2023 primarily due to an increase in other revenue streams, including Commerce Hub.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Total cost of revenue	$95,088	$80,329	$14,759	18%
Gross profit	$522,326	$421,291	$101,035	24%
Gross margin percentage	85%	84%

Total cost of revenue for the three months ended March 31, 2024 increased compared to the same period in 2023 primarily due to an increase in subscription and hosting costs, amortization of capitalized software development costs, amortization of acquired technology and employee-related costs, offset by a decrease in allocated overhead expenses. Gross margins remained consistent year-over-year.

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Subscription cost of revenue	$80,725	$66,622	$14,103	21%
Percentage of subscription revenue	13%	14%

The increase in subscription cost of revenue for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to the following:

Change
Three Months
(in thousands)
Subscription and hosting costs	$5,839
Amortization of capitalized software development costs	5,547
Amortization of acquired technology	1,483
Employee-related costs	1,582
Allocated overhead expenses	(348)
$14,103

Subscription and hosting costs increased primarily due to growth in our Customer base from 177,298 as of March 31, 2023 to 216,060 as of March 31, 2024. We also saw higher subscription and hosting costs as we continued to focus on the security, reliability and performance of our customer platform. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continued to develop new products and increased functionality. Amortization of acquired technology increased due to the amortization of acquired technology associated with our acquisition of Clearbit in December 2023. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Allocated overhead expenses decreased primarily due to the reduction of our leased space as a result of the global lease consolidation under the Restructuring Plan.

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Professional services and other cost of revenue	$14,363	$13,707	$656	5%
Percentage of professional services and other revenue	105%	115%

The increase in professional services and other cost of revenue for three months ended March 31, 2024 compared to the same period in 2023 was primarily due to the following:

Change
Three Months
(in thousands)
Allocated overhead and other expenses	$2,489
Employee-related costs	(1,833)
$656

Allocated overhead and other expenses increased primarily due to increased costs associated with our other service offerings. Employee-related costs decreased as we continue to leverage our Solutions Partners to deliver on-boarding and other professional services.

Research and Development

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Research and development	$175,637	$127,683	$47,954	38%
Percentage of total revenue	28%	25%

The increase in research and development expense for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to the following:

Change
Three Months
(in thousands)
Employee-related costs	$45,411
Allocated overhead expenses	2,543
$47,954

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

Sales and Marketing

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Sales and marketing	$300,282	$250,683	$49,599	20%
Percentage of total revenue	49%	50%

The increase in sales and marketing expense for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to the following:

Change
Three Months
(in thousands)
Employee-related costs	$34,478
Marketing programs	15,269
Allocated overhead expenses	980
Solutions Partner commissions	(1,128)
$49,599

Employee-related costs increased as a result of increased headcount as we expanded our selling and marketing organizations to grow our customer base. Marketing programs increased due to the timing and size of certain marketing efforts as we made investments in attracting new customers. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure, offset slightly by a decrease in expense from the reduction of our leased office space under the Restructuring Plan. Solutions Partner commissions decreased as we changed the duration of certain Solutions Partner commissions term from lifetime to three years and began to defer these costs and amortize over a period of approximately two to four years in the first quarter of 2023.

General and Administrative

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	$ Change	% Change
General and administrative	$68,858	$57,405	$11,453	20%
Percentage of total revenue	11%	11%

The increase in general and administrative expense for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to the following:

Change
Three Months
(in thousands)
Employee-related costs	$9,190
Customer credit card fees	1,173
Allocated overhead expenses	1,090
$11,453

Employee-related costs increased as a result of increased headcount as we grew our business and required additional personnel to support our expanded operations. Customer credit card fees increased due to increased customer transactions as we continued to grow our business. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business, offset slightly by a decrease in expense from the reduction of our leased office space under the Restructuring Plan.

Restructuring

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Restructuring	$782	$28,570	$(27,788)	n/a
Percentage of total revenue	*	6%

Restructuring charges decreased due to facilities-related, severance and other costs associated with the implementation of the Restructuring Plan in the first quarter of 2023. Restructuring charges incurred in the three months ended March 31, 2024 consisted of variable facilities-related costs on unused space.

Interest income

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Interest income	$18,727	$10,472	$8,255	79%
Percentage of total revenue	3%	2%

Interest income primarily consists of interest earned on invested cash and cash equivalents balances and investments. The increase during the three months ended March 31, 2024 is due to an increase in yields on our investment balances.

Interest expense

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Interest expense	$(935)	$(930)	$(5)	(1)%
Percentage of total revenue	*	*

* not meaningful

Interest expense primarily consists of amortization of the debt discount and issuance costs and contractual interest expense related to our 2025 Notes. Interest expense remained relatively consistent.

Other income (expense)

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Other income (expense)	$13,161	$(794)	$13,955	(1758)%
Percentage of total revenue	2%	*

* not meaningful

The change in other income (expense) during three months ended March 31, 2024 is primarily due to the following:

Change
Three Months
(in thousands)
Foreign currency gains and losses	$1,217
Impairment of strategic investments	(3,615)
Gain on strategic investments	16,353
$13,955

Other income (expense) primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities. The change in foreign currency transactions is primarily attributable to the increase in the value of the Euro and British Pound Sterling relative to the U.S. Dollar. The increase in the impairment of and gain on strategic investments is due to an impairment of $3.6 million and gains of $16.4 million from observable price changes in the value of certain strategic investments in the first quarter of 2024 that did not occur in 2023.

Income tax expense

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Income tax expense	$(1,786)	$(2,418)	$(632)	26%
Effective tax rate	(23)%	7%

Income tax expense consists of current and deferred taxes for U.S. and foreign income taxes. The decrease in income tax expense was primarily due to an increase in shared-based compensation windfall benefits.

In December 2021, the Organization for Economic Cooperation and Development (“OECD”) released Pillar Two Global Anti-Base Erosion Model Rules (“Pillar Two”), designed to ensure large corporations are taxed at a minimum rate of 15% in all countries of operation. Although the U.S. has not yet enacted legislation implementing Pillar Two, other countries where the Company does business have enacted legislation implementing Pillar Two which are effective on January 1, 2024. The implementation of Pillar Two in each jurisdiction in which we operate does not have a material impact on our effective tax rate. We will continue to evaluate the impact as jurisdictions implement legislation.

Liquidity and Capital Resources

Our principal sources of liquidity to date have been cash and cash equivalents, net accounts receivable, our common stock offerings, and our convertible notes offerings.

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents provided by operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities for the three months ended March 31, 2024 and 2023.

	Three Months ended March 31,
	2024	2023
	(in thousands)
Cash and cash equivalents	$447,793	$325,159
Working capital	1,025,618	1,011,646
Net cash and cash equivalents provided by operating activities	127,088	81,070
Net cash and cash equivalents used in investing activities	(74,131)	(98,711)
Net cash and cash equivalents provided by financing activities	11,155	10,056

Our cash and cash equivalents at March 31, 2024 were held for working capital purposes. At March 31, 2024, $201.7 million of our cash and cash equivalents was held in accounts outside the United States. We do not assert indefinite reinvestment of our foreign earnings because these earnings have been subject to United States Federal tax. While we have concluded that any incremental tax incurred upon ultimate distribution of these earnings to be immaterial, our current plans do not demonstrate a need to repatriate undistributed earnings to fund our U.S. operations.

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

Net cash and cash equivalents provided by operating activities during the three months ended March 31, 2024 primarily reflected our net income of $5.9 million, $21.2 million of depreciation and amortization, $111.1 million in stock-based compensation and an impairment of strategic investments of $3.6 million, $0.5 million of amortization of debt discount and issuance costs, offset by non-cash expenses that included $12.6 million accretion of bond discounts, a gain on strategic investments of $16.4 million, and $0.5 million of unrealized currency translation. Working capital sources of cash and cash equivalents primarily included a $31.2 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $25.4 million decrease in accounts receivable related to increased collection, and a $6.4 million increase in right-of-use asset. These sources of cash and cash equivalents were offset by a $5.5 million increase in prepaid expenses and other assets, a $12.7 million decrease in operating lease liabilities, a $17.0 million increase in deferred commissions, a $1.3 million increase in accounts payable related to timing of bill payments, and $13.3 million decrease in accrued expenses and other liabilities.

Net cash and cash equivalents provided by operating activities during the three months ended March 31, 2023 primarily reflected our net loss of $36.7 million, $8.0 million accretion of bond discounts, offset by non-cash expenses that included $16.6 million of depreciation and amortization, $83.0 million in stock-based compensation, restructuring charges of $2.2 million, and $0.5 million of amortization of debt discount and issuance costs. Working capital sources of cash and cash equivalents primarily included a $28.6 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $30.6 million decrease in accounts receivable related to increased collection, a $8.5 million increase in right-of-use asset, and $22.7 million increase in accrued expenses and other liabilities. These sources of cash and cash equivalents were offset by a $20.4 million increase in prepaid expenses and other assets, a $9.8 million decrease in operating lease liabilities, a $18.5 million increase in deferred commissions, and a $17.9 million increase in accounts payable related to timing of bill payments.

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

Net cash and cash equivalents used in investing activities during the three months ended March 31, 2024 consisted primarily of $399.3 million purchases of investments, $5.9 million of purchased property and equipment, and $21.6 million of capitalized software development costs. These uses of cash were offset by $352.8 million received related to the maturity of investments.

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

For the three months ended March 31, 2024 cash provided in financing activities consisted of $19.9 million of proceeds related to issuance of common stock under stock plans, offset by $8.8 million used for payment of employee taxes related to the net share settlement of stock-based awards.

For the three months ended March 31, 2023 cash used in financing activities consisted of $1.2 million used for payment of employee taxes related to the net share settlement of stock-based awards, offset by $11.3 million of proceeds related to issuance of common stock under stock plans.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2024 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Off-Balance Sheet Arrangements

As of March 31, 2024, we are committed to contribute additional capital of $4.0 million to the Black Economic Development Fund. There were no other material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue, cost of revenue, and operating expenses denominated in currencies other than the U.S. dollar, primarily the Euro, British Pound Sterling, Australian dollar, Singaporean dollar, Japanese Yen, Colombian Peso and Canadian dollar. Since we translate foreign currencies into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. In the three months ended March 31, 2024, we implemented a hedging program intended to allow us to mitigate foreign exchange impacts, such as exposure to currency exchange rates in connection with significant transactions denominated in currencies other than the U.S. dollar, by entering into derivatives transactions such as foreign exchange forwards. For the three months ended March 31, 2024, the impact of the hedging program to our unaudited consolidated financial statements was immaterial.

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

Market Risk and Market Interest Risk

In June 2020, we issued $460 million aggregate principal amount of convertible senior notes due June 1, 2025, of which $459.1 million remains outstanding as of March 31, 2024. The fair value of the 2025 Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the 2025 Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of the 2025 Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Generally, the fair values of the 2025 Notes will increase as interest rates fall and decrease as interest rates rise. Additionally, we carry the 2025 Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. The Federal Reserve has raised, and may continue to raise interest rates in an effort to combat high inflation. There continues to be uncertainty in the changing market and economic conditions, including the possibility or additional measures that could be taken by the Federal Reserve and other government agencies, related to concerns over inflation risk.

The table below provides a sensitivity analysis of hypothetical 10% changes of our stock price as of March 31, 2024 and the estimated impact on the fair value of the 2025 Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such an event may have on the fair value of the 2025 Notes.

2025 Notes

Hypothetical change in HubSpot stock price	Fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$788,001	$(234,384)	-23%
No change	$1,022,384	$—	—
10% decrease	$662,949	$(359,436)	(35)%

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

We derive, and expect to continue to derive, a substantial portion of our revenue from the sale of subscriptions to our customer platform. The market for inbound marketing, sales, service, operations, commerce and customer management products is still evolving, and competitive dynamics may cause pricing levels to change as the market matures and as existing and new market participants introduce new types of point applications and different approaches to enable businesses to address their respective needs. As a result, we may be forced to, or strategically choose to, reduce the prices we charge for our platform and may be unable to renew existing customer agreements or enter into new customer agreements at the same prices and upon the same terms that we have historically. In addition, our growth strategy involves a scalable pricing model (including freemium versions of our products and our recent seats-based pricing model changes) intended to provide opportunities to increase the value of our customer relationships over time, including as customers expand their use of our platform, or we sell to other parts of their organizations, cross-sell additional products and seats through touchless or low touch in product purchases, and upsell additional offerings and features. If our scalable pricing and cross-selling efforts are unsuccessful or if our existing customers do not expand their use of our platform or adopt additional offerings and features, or if the anticipated benefits from scalable pricing take longer to realize or are not realized at all, our revenue and operating results may suffer.

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

After the implementation of our Restructuring Plan in January 2023, our headcount and operations continued to grow. For example, we had 7,829 full-time employees as of March 31, 2024 and 7,663 as of December 31, 2023. To date, we have opened several international offices. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We expect to continue to grow headcount and operations over the long-term. We anticipate future growth will be required over the long term to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. Furthermore, as more of our employees work remotely from geographic areas across the globe on a permanent basis pursuant to our hybrid workplace model, which provides our employees with the option to be fully remote, work full-time from one of our offices, or have the flexibility to work both in the office and remotely, we may need to reallocate our investment of resources and closely monitor a variety of local regulations and requirements, including local tax laws. We may experience unpredictability in our expenses and employee work culture. If we experience any of these effects in connection with future growth, if our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating new employees, or retaining our existing employees, it could materially impair our ability to attract new customers, retain existing customers and expand their use of our platform, all of which would materially and adversely affect our business, financial condition and results of operations.

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

We rely on our Solutions Partners to provide certain services to our customers, as well as pursue sales of our customer platform to customers. To the extent we do not attract new Solutions Partners, or existing or new Solutions Partners do not refer a growing number of customers to us, due to changes in our Solutions Partner relationship models or otherwise, our revenue and operating results would be harmed. In addition, if our Solutions Partners do not continue to provide services to our customers, we would be required to provide such services ourselves either by expanding our internal team or engaging other third-party providers, which would increase our operating costs.

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

We face exposure to movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. As we have expanded our international operations, our exposure to exchange rate fluctuations has increased, in particular with respect to the Euro, British Pound Sterling, Australian Dollar, Singapore Dollar, Japanese Yen, Colombian Peso, and Canadian Dollar. Fluctuations in the value of the U.S. dollar versus foreign currencies may impact our operating results when translated into U.S. dollars. Thus, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when re-measured, may differ materially from expectations. In addition, our operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. We recently implemented a hedging program intended to allow us to mitigate foreign exchange impacts, such as exposure to currency exchange rates in connection with significant transactions denominated in currencies other than the U.S. dollar, by entering into derivatives transactions such as foreign exchange forwards. We may also employ certain other strategies in the future to mitigate foreign currency risk. There can be no guarantee or assurance that such hedging program and the strategies we employ pursuant thereto will be effective to reduce or eliminate our exposure to foreign exchange rate fluctuations to the extent we anticipate, or at all. Furthermore, the hedging program and the derivatives transactions employed as part thereof involve costs and risks of their own, including ongoing management time and expertise, external costs to implement the programs and strategies, potential counterparty credit risk and liquidity risk, and potential accounting implications.. Additionally, as we anticipate growing our business further outside of the United States, the effects of movements in currency exchange rates will increase as our transaction volume outside of the United States increases.

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

Further, the economies of countries in Europe have been experiencing weakness associated with high sovereign debt levels, weakness in the banking sector, uncertainty over the future of the Eurozone and volatility in the value of the pound sterling and the Euro and instability resulting from the ongoing conflict between Russia and Ukraine. The effect of the conflict between Russia and Ukraine, including any resulting sanctions, export controls or other restrictive actions that may be imposed against governmental or other entities in, for example, Russia, have in the past contributed and may in the future contribute to disruption, instability and volatility in the global markets. We have operations, as well as current and potential new customers, throughout Europe. If economic conditions in Europe and other key markets for our platform continue to remain uncertain or deteriorate further, it could adversely affect our customers’ ability or willingness to subscribe to our platform, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, all of which could harm our operating results.

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

Recent cybersecurity incidents and compromises affecting large institutions, including an incident that affected us in 2022, suggest that the risk of such events is significant, even if privacy protection and security measures are implemented and enforced. A cyber-attack could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other disruptions. These cyber-attacks could be carried out by threat actors of all types (including but not limited to nation states, organized crime, other criminal enterprises, individual actors and/or advanced persistent threat groups). In addition, we may experience intrusions on our physical premises by any of these threat actors. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, incur significant costs associated with remediation and the implementation of additional security measures, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants, and our competitive position could be harmed. Any breach, loss, or compromise of personal data may also subject us to civil fines and penalties, or claims for damages either under the General Data Protection Regulation (the “EU GDPR”), the EU GDPR as incorporated into United Kingdom law, and relevant member state law in the European Union, other foreign laws, and other relevant state and federal privacy laws in the United States.

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

Other states, including Virginia, Colorado, Utah, Connecticut, Iowa, Indiana, Montana, Tennessee, and Texas, among others, have passed comprehensive privacy and data security laws, which impose obligations on covered businesses similar – but not identical – to those under the CCPA. Some of these laws entered into force in 2023, and others will enter into force in 2024 and beyond. A number of other states have proposed similar or sector specific privacy legislation, and the U.S. Congress is considering legislation that may preempt some or all of such U.S. state privacy laws, providing a more robust private right of action. The evolving complexity of privacy and data security legislation in the U.S. may complicate our compliance efforts and further increase our risk of regulatory enforcement, penalties and litigation.

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

Separately, as the regulatory framework for machine learning technology and AI evolves, it is possible that new laws and regulations will be adopted, or that existing laws and regulations may be interpreted in ways that would affect our business and the ways in which we use AI and machine learning technology, our financial condition and our results of operations, including as a result of the cost to comply with such laws or regulations. For example, the EU’s Artificial Intelligence Act (“AI Act”) - the world’s first comprehensive AI law - is anticipated to enter into force in Spring 2024 and, with some exceptions, become effective 24 months thereafter. This legislation imposes significant obligations on providers and deployers of high-risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific ethical, accountability, and administrative requirements, some of which may increase our costs and compliance obligations. Further, potential government regulation related to AI use and ethics may also increase the cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our products and services.

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

As of December 31, 2023, we had $861.4 million of U.S. federal and $740.0 million of state net operating loss carryforwards due to prior period losses, which have an indefinite carryforward and begin to expire in 2025 for state purposes. The state net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 and Section 383 of the Code, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be further limited if we experience an “ownership change.” An ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage (by value) within a rolling three-year period. Similar rules may apply under state tax laws. We may have experienced an ownership change in the past, and future issuances of our stock could cause an ownership change. It is possible that any such ownership change could have a material effect on the use of our net operating loss carryforwards or other tax attributes accrued prior to such ownership change, which could adversely affect our profitability.

Risks Related to Our Operating Results and Financial Condition

We have a history of losses and may not achieve, maintain or increase profitability in the future.

We generated net income of $5.9 million for the three months ended March 31, 2024 and net losses of $36.7 million for the three months ended March 31, 2023. As of March 31, 2024, we had an accumulated deficit of $798.5 million. While we generated a profit for the three months ended March 31, 2024, primarily due to a non-recurring gain on investment, we do not expect to continue to be profitable in the near term and will need to generate and sustain increased revenue levels in future periods to become consistently profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We have spent and intend to continue to expend significant funds on our marketing, sales, customer service, operations, and content management operations, develop and enhance our customer platform, scale our data center infrastructure and services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

From time to time, we may invest funds in social impact investment funds, and may receive no return on our investment or lose our entire investment.

From time to time, we may invest in social impact investment funds. As of March 31, 2024, we have invested $8.5 million in the Black Economic Development Fund and $7.5 million in support of Minority Depository Institutions to help close the racial wealth, health and opportunity gap. There is no guarantee as to the performance of this investment or any similar investments we make in the future. Depending on the performance of this investment and future investments we may make, we may not receive any return on our investment or we may lose our entire investment, which could have an adverse effect on our business.

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

In the event the conditional conversion feature of the 2025 Notes is triggered, the holders thereof will be entitled to convert the 2025 Notes at any time during specified periods at their option. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended March 31, 2024 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2025 Notes are convertible at the option of the holders thereof during the calendar quarter ending June 30, 2024. As of May 3, 2024, the Company has not received any material conversion notices with respect to the 2025 Notes. Whether the Notes that remain outstanding will be convertible following the calendar quarter ended March 31, 2024 will depend on the continued satisfaction of this condition or another conversion condition in the future. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share, our stock price has ranged from $25.79 to $866.00 through March 31, 2024. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Climate change may have a long-term impact on our business

While we seek to partner with organizations that mitigate their business risks associated with climate change, we recognize that there are inherent risks wherever business is conducted. Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our offices globally may experience climate-related events at an increasing frequency, including drought, water scarcity, heat waves, cold waves, wildfires and resultant air quality impacts and power shutoffs associated with wildfire prevention. While this danger has a low-assessed risk of disrupting normal business operations, it has the potential to disrupt employees’ abilities to commute to work or to work from home and stay connected effectively. Furthermore, it is more difficult to mitigate the impact of these events on our employees to the extent they work from home. Climate-related events, including the increasing frequency of extreme weather events and their impact on the U.S.’s, Europe’s and other major regions’ critical infrastructure, have the potential to disrupt our business, our third-party suppliers and/or the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. Regulatory developments, changing market dynamics and stakeholder expectations regarding climate change may impact our business, financial condition and results of operations. To inform our disclosures and take potential action as appropriate, we are working to align our reporting with emerging disclosure and accounting standards such as the Financial Stability Board’s Task Force on Climate-Related Financial Disclosures, the Sustainability Accounting Standards Board and the Global Reporting Initiative as well as new disclosure requirements from regulators, including requirements recently adopted by the SEC that will be applicable to us beginning with our annual report for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults on Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our directors and certain officers in the three months ended March 31, 2024, each of which is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name	Action Taken	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Kate Bueker (Chief Financial Officer)	Adoption (February 16, 2024)	Trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)	357 days	27,787 shares
Alyssa Harvey Dawson (Chief Legal Officer)	Adoption (February 16, 2024)	Trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)	378 days	5,156 shares
Dharmesh Shah (Co-Founder and Chief Technology Officer)	Adoption (February 27, 2024)	Trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)	365 days	51,000 shares
Brian Halligan (Co-Founder and Executive Chairperson)	Adoption (February 29, 2024)	Trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)	183 days	25,500 shares

Item 6. Exhibits

The exhibits listed below are filed or incorporated by reference into this Report.

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Fifth Amended and Restated Bylaws of the Registrant

4.1(3)	Form of Common Stock certificate of the Registrant

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

** Filed herewith.

(1) Incorporated by reference to Exhibit 3.1 to HubSpot, Inc.’s Annual Report on Form 10-K filed on February 24, 2016.

(2) Incorporated by reference to Exhibit 3.1 to HubSpot Inc.’s Current Report on Form 8-K filed on May 1, 2024.

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

May 10, 2024