Form 10-Q
period 2024-06-30
HUBSPOT INC
filed 2024-08-07
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2024

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

There were 51,348,838 shares of the registrant’s Common Stock issued and outstanding as of August 2, 2024.

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

PART I — Financial Information

Item 1. Financial Statements

HubSpot, Inc.

Unaudited Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$797,875	$387,987
Short-term investments	937,830	1,000,245
Accounts receivable — net of allowance for doubtful accounts of $4,903 at June 30, 2024 and $5,516 at December 31, 2023	269,908	295,303
Deferred commission expense	119,558	99,326
Prepaid expenses and other current assets	111,033	88,679
Total current assets	2,236,204	1,871,540
Long-term investments	209,992	325,703
Property and equipment, net	105,886	103,331
Capitalized software development costs, net	132,026	106,229
Right-of-use assets	228,406	251,071
Deferred commission expense, net of current portion	138,636	122,194
Other assets	93,866	75,247
Intangible assets, net	37,421	42,316
Goodwill	173,565	173,761
Total assets	$3,356,002	$3,071,392
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,115	$9,106
Accrued compensation costs	61,206	53,462
Accrued commissions	78,657	78,169
Accrued expenses and other current liabilities	95,078	94,074
Operating lease liabilities	32,886	35,047
Convertible senior notes	457,196	—
Deferred revenue	708,113	672,150
Total current liabilities	1,437,251	942,008
Operating lease liabilities, net of current portion	273,137	296,561
Deferred revenue, net of current portion	4,606	5,810
Other long-term liabilities	40,109	36,459
Convertible senior notes	—	456,206
Total liabilities	1,755,103	1,737,044
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	51	50
Additional paid-in capital	2,418,608	2,136,908
Accumulated other comprehensive (loss) income	(4,822)	1,827
Accumulated deficit	(812,938)	(804,437)
Total stockholders’ equity	1,600,899	1,334,348
Total liabilities and stockholders’ equity	$3,356,002	$3,071,392

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Subscription	$623,763	$517,678	$1,227,559	$1,007,421
Professional services and other	13,467	11,460	27,085	23,337
Total revenue	637,230	529,138	1,254,644	1,030,758
Cost of revenues:
Subscription	81,618	71,494	162,342	138,116
Professional services and other	13,899	13,462	28,262	27,169
Total cost of revenues	95,517	84,956	190,604	165,285
Gross profit	541,713	444,182	1,064,040	865,473
Operating expenses:
Research and development	198,180	169,955	373,817	297,639
Sales and marketing	293,794	265,294	594,081	515,971
General and administrative	72,597	61,222	141,452	118,630
Restructuring	1,077	63,880	1,859	92,450
Total operating expenses	565,648	560,351	1,111,209	1,024,690
Loss from operations	(23,935)	(116,169)	(47,169)	(159,217)
Other income (expense):
Interest income	20,370	13,542	39,097	24,013
Interest expense	(901)	(937)	(1,836)	(1,867)
Other income (expense)	1,784	330	14,945	(465)
Total other income	21,253	12,935	52,206	21,681
(Loss) income before income tax expense	(2,682)	(103,234)	5,037	(137,536)
Income tax expense	(11,753)	(8,569)	(13,538)	(10,987)
Net loss	$(14,435)	$(111,803)	$(8,501)	$(148,523)
Net loss per share, basic and diluted	$(0.28)	$(2.25)	$(0.17)	$(3.00)
Weighted average common shares used in computing basic and diluted net loss per share:	51,005	49,703	50,847	49,550

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(14,435)	$(111,803)	$(8,501)	$(148,523)
Other comprehensive loss:
Foreign currency translation adjustment	(757)	399	(2,801)	1,026
Changes in unrealized loss on investments, net of income taxes of $0 for the three and six months ended June 30, 2024 and 2023	(640)	(1,028)	(3,403)	3,479
Changes in unrealized loss on cash flow hedges, net of income taxes of $63 for the three and six months ended June 30, 2024, and $0 for the three and six months ended June 30, 2023	(445)	—	(445)	—
Comprehensive loss	$(16,277)	$(112,432)	$(15,150)	$(144,018)

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Stockholders' Equity

(in thousands, except per share amounts)

	Common Stock, $0.001 Par Value		Treasury Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	$	Shares	$	Capital	(Loss)	Deficit	Total
Balances at December 31, 2023	50,448	$50	910	$—	$2,136,908	$1,827	$(804,437)	1,334,348
Issuance of common stock under stock plans	332	1	(1)	—	6,513	—	—	6,514
Restricted stock units taxes paid in cash	(20)	—	—	—	(8,791)	—	—	(8,791)
Stock-based compensation	—	—	—	—	115,919	—	—	115,919
Other comprehensive loss, net of tax	—	—	—	—	—	(4,807)	—	(4,807)
Net income	—	—	—	—	—	—	5,934	5,934
Balances at March 31, 2024	50,760	$51	909	$—	$2,250,549	$(2,980)	$(798,503)	$1,449,117
Issuance of common stock under stock plans	384	—	(4)	—	38,074	—	—	38,074
Restricted stock units taxes paid in cash	(22)	—	—	—	(4,700)	—	—	(4,700)
Stock-based compensation	—	—	—	—	134,685	—	—	134,685
Other comprehensive loss, net of tax	—	—	—	—	—	(1,842)	—	(1,842)
Net loss	—	—	—	—	—	—	(14,435)	(14,435)
Balances at June 30, 2024	51,122	$51	905	$—	$2,418,608	$(4,822)	$(812,938)	$1,600,899

	Common Stock, $0.001 Par Value		Treasury Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	$	Shares	$	Capital	(Loss)	Deficit	Total
Balances at December 31, 2022	49,217	$49	910	$—	$1,647,446	$(12,890)	$(639,927)	994,678
Issuance of common stock under stock plans	260	—	—	—	1,196	—	—	1,196
Restricted stock units taxes paid in cash	(4)	—	—		(1,198)	—	—	(1,198)
Stock-based compensation	—	—	—	—	87,305	—	—	87,305
Other comprehensive income, net of tax	—	—	—	—	—	5,134	—	5,134
Net loss	—	—	—	—	—	—	(36,720)	(36,720)
Balances at March 31, 2023	49,473	$49	910	$—	$1,734,749	$(7,756)	$(676,647)	$1,050,395
Issuance of common stock under stock plans	375	1	—	—	22,782	—	—	22,783
Restricted stock units taxes paid in cash	(7)	—	—	—	(2,904)	—	—	(2,904)
Stock-based compensation	—	—	—	—	135,782	—	—	135,782
Other comprehensive loss, net of tax	—	—	—	—	—	(629)	—	(629)
Net loss	—	—	—	—	—	—	(111,803)	(111,803)
Balances at June 30, 2023	49,841	$50	910	$—	$1,890,409	$(8,385)	$(788,450)	$1,093,624

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended June 30,
	2024	2023
Operating Activities:
Net loss	(8,501)	$(148,523)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities, net of acquisitions
Depreciation and amortization	43,438	32,999
Stock-based compensation	240,116	211,038
Restructuring charges	—	64,938
Gain on strategic investments	(18,456)	—
Impairment of strategic investments	4,094	—
(Benefit from) provision for deferred income taxes	(212)	4,802
Amortization of debt discount and issuance costs	1,002	980
Accretion of bond discount	(23,080)	(18,777)
Unrealized currency translation	(948)	(122)
Changes in assets and liabilities
Accounts receivable	18,422	21,626
Prepaid expenses and other assets	(27,228)	(47,445)
Deferred commission expense	(40,084)	(37,034)
Right-of-use assets	20,384	20,972
Accounts payable	(218)	(17,814)
Accrued expenses and other liabilities	15,049	46,527
Operating lease liabilities	(23,153)	(17,985)
Deferred revenue	44,291	41,431
Net cash and cash equivalents provided by operating activities	244,916	157,613
Investing Activities:
Purchases of investments	(651,717)	(731,363)
Maturities of investments	849,595	729,834
Purchases of property and equipment	(14,082)	(14,189)
Purchases of strategic investments	(3,627)	(6,000)
Capitalization of software development costs	(43,075)	(31,595)
Proceeds from net working capital settlement	1,933	—
Net cash and cash equivalents provided by (used) in investing activities	139,027	(53,313)
Financing Activities:
Employee taxes paid related to the net share settlement of stock-based awards	(13,484)	(4,102)
Proceeds related to the issuance of common stock under stock plans	45,244	24,550
Net cash and cash equivalents provided by financing activities	31,760	20,448
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,815)	1,448
Net increase (decrease) in cash, cash equivalents and restricted cash	409,888	126,196
Cash, cash equivalents and restricted cash, beginning of period	392,040	334,175
Cash, cash equivalents and restricted cash, end of period	$801,928	$460,371
Supplemental cash flow disclosure:
Cash paid for income taxes	$7,165	$9,467
Cash paid for interest	$861	$861
Right-of-use assets obtained in exchange for operating lease liabilities	$503	$4,674
Right-of-use asset reductions related to operating lease terminations	$—	$(1,217)
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$2,008	$9,628
Asset retirement obligations	$—	$(466)

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

These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 14, 2024. Other than the addition of the accounting policy related to derivatives as described in Note 6, there have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K that have had a material impact on our consolidated financial statements and related notes.

Recent Accounting Pronouncements

Recent accounting standards not included below are not expected to have a material impact on our consolidated financial position and results of operations.

In November 2023, the Financial Accounting Standards Board ("FASB") issued guidance enhancing the disclosures of reportable segment information, primarily about significant segment expenses. The new standard will be effective for the Company for the annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The adoption of this standard only impacts disclosures and is not expected to have a material impact on the Company's consolidated financial statements.

In December 2023, the FASB issued guidance enhancing income tax disclosure requirements by requiring specified categories and greater disaggregation within the rate reconciliation table, disclosure of income taxes paid by jurisdiction, and providing clarification on uncertain tax positions and related financial statement impacts. The new standard will be effective for the Company on January 1, 2025, with early adoption permitted. The adoption of this standard only impacts disclosures and is not expected to have a material impact on the Company's consolidated financial statements.

Revision of Previously Issued Financial Statements

During the financial close process for the first quarter of 2024, the Company identified an error related to the calculation of contractual credits in one of its third-party vendor agreements which impacted the Company's previously issued financial statements beginning with the quarter ended December 31, 2021. The error impacted subsequent annual and quarterly reporting periods through December 31, 2023. The Company assessed the materiality of the error, in consideration of both quantitative and qualitative factors, and concluded that it is not material to any previously presented interim or annual financial statements. The Company revised its financial statements for the periods impacted. In connection with the revisions, the Company also corrected a previously identified immaterial error related to the recording of certain deferred tax balances.

Changes to the interim consolidated statements of operations for the three and six months ended June 30, 2023, as a result of the error, were as follows (in thousands, except per share data):

Consolidated Statements of Operations and Comprehensive Loss	For the Three Months Ended June 30, 2023
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Cost of revenues - Subscription	$73,824	$(2,330)	$71,494
Total cost of revenues	87,286	(2,330)	84,956
Gross profit	441,852	2,330	444,182
Loss from operations	(118,499)	2,330	(116,169)
Loss before income tax expense	(105,564)	2,330	(103,234)
Income tax expense	(13,382)	4,813	(8,569)
Net loss	(118,946)	7,143	(111,803)
Comprehensive loss	(119,575)	7,143	(112,432)
Net loss per common share, basic and diluted	$(2.39)	$0.14	$(2.25)

	For the Six Months Ended June 30, 2023
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Cost of revenues - Subscription	$142,163	$(4,047)	$138,116
Total cost of revenues	169,332	(4,047)	165,285
Gross profit	861,426	4,047	865,473
Loss from operations	(163,264)	4,047	(159,217)
Loss before income tax expense	(141,583)	4,047	(137,536)
Income tax expense	(15,645)	4,658	(10,987)
Net loss	(157,228)	8,705	(148,523)
Comprehensive loss	(152,723)	8,705	(144,018)
Net loss per common share, basic and diluted	$(3.17)	$0.17	$(3.00)

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

Deferred Revenue and Deferred Commission Expense

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue. Deferred revenue during the six months ended June 30, 2024 increased by $34.8 million resulting from $672.0 million of additional invoicing and was offset by revenue recognized of $637.2 million during the same period. $375.2 million of revenue was recognized during the three months ended June 30, 2024 that was included in deferred revenue at the beginning of the period. $520.9 million of revenue was recognized during the six months ended June 30, 2024 that was included in deferred revenue at the beginning of the period. As of June 30, 2024, approximately $867.2 million of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year. The Company expects to recognize revenue on approximately 90% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

Additional contract liabilities of $6.3 million and $4.5 million were included in accrued expenses and other current liabilities on the consolidated balance sheet as of June 30, 2024 and December 31, 2023.

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

Deferred commission expense during the three months ended June 30, 2024 increased by $22.2 million as a result of deferring incremental costs of obtaining a contract of $55.1 million and was offset by amortization of $32.9 million during the same period. Deferred commission expense during the six months ended June 30, 2024 increased by $36.7 million as a result of deferring incremental costs of obtaining a contract of $101.7 million and was offset by amortization of $65.0 million during the same period.

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

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(14,435)	$(111,803)	$(8,501)	$(148,523)
Weighted-average common shares outstanding — basic	51,005	49,703	50,847	49,550
Dilutive effect of share equivalents resulting from stock options, RSUs, ESPP, PSUs, and the Conversion Options	—	—	—	—
Weighted-average common shares, outstanding — diluted	51,005	49,703	50,847	49,550
Net loss per share, basic and diluted	$(0.28)	$(2.25)	$(0.17)	$(3.00)

Since the Company incurred net losses for each period presented, diluted net loss per share is the same as basic net loss per share. All of the Company’s outstanding stock options, RSUs, PSUs, and shares issuable under the ESPP, as well as the Conversion Options were excluded in the calculation of diluted net loss per share as the effect would be anti-dilutive.

The Company uses the if-converted method when calculating any potential dilutive effect of the Conversion Options, which assumes conversion of outstanding convertible securities at the beginning of the reporting period or date of issuance, if the convertible security was issued during the period.

The following table contains all potentially dilutive common stock equivalents.

	As of June 30,
	2024	2023
	(in thousands)
Options to purchase common shares	360	493
RSUs	1,937	2,267
Conversion Option of the 2025 Notes	1,625	1,625
PSUs	34	—
ESPP	40	24

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at June 30, 2024 and December 31, 2023:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$10,553	$—	$—	$10,553
Commercial paper	—	24,099	—	24,099
Corporate bonds	—	243,346	—	243,346
U.S. Government agency securities	—	132,948	—	132,948
U.S. Treasury securities	—	1,157,787	—	1,157,787
Strategic investments	—	—	31,625	31,625
Restricted cash:
Money market funds	—	4,053	—	4,053
Total assets	$10,553	$1,562,233	$31,625	$1,604,411

Accrued expenses and other current liabilities
Foreign currency derivative liabilities	$—	$390	$—	$390
Total liabilities	$—	$390	$—	$390

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$20,003	$—	$—	$20,003
Commercial paper	—	13,504	—	13,504
Corporate bonds	—	237,406	—	237,406
U.S. Government agency securities	—	122,758	—	122,758
U.S. Treasury securities	—	960,763	—	960,763
Strategic investments	—	—	13,159	13,159
Restricted cash:
Money market funds	—	4,053	—	4,053
Total	$20,003	$1,338,484	$13,159	$1,371,646

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At June 30, 2024 and December 31, 2023, Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. Certain non-marketable investments measured at fair value on a non-recurring basis are classified as Level 3 as their fair value measurements may include a combination of observable and unobservable inputs.

Foreign currency derivative assets and liabilities are classified as Level 2 and are valued using observable inputs, such as quotations on forward and spot rates for currencies, interest rates and credit derivative market rates.

As of June 30, 2024, the fair value of the 2025 Notes was $963.9 million. The fair value was determined based on the quoted price of the 2025 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy.

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

Strategic investments that consist of non-controlling equity investments without readily determinable fair values in privately held companies for which the Company does not have the ability to exercise significant influence are measured under the measurement alternative method. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the statement of operations. The Company holds $40.7 million of strategic investments without readily determinable fair values at June 30, 2024 and $41.1 million of strategic investments without readily determinable fair values at December 31, 2023. These investments are included in other assets on the consolidated balance sheets.

In the three months ended June 30, 2024, the Company adjusted the fair value of its strategic investments and recognized a gain of $2.1 million and also recorded an impairment of the carrying value of its strategic investments of $0.5 million, resulting in a net gain of $1.6 million. In six months ended June 30, 2024, the Company adjusted the fair value of its strategic investments and recognized a gain of $18.5 million and also recorded an impairment of the carrying value of its strategic investments of $4.1 million, resulting in a net gain of $14.4 million, which is reported in the consolidated statements of operations as other income.

The following tables summarize the composition of our short- and long-term investments at June 30, 2024 and December 31, 2023.

	June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$21,612	$—	$—	$21,612
Corporate bonds	244,160	8	(822)	243,346
U.S. Government agency securities	133,399	5	(456)	132,948
U.S. Treasury securities	751,132	—	(1,216)	749,916
Total	$1,150,303	$13	$(2,494)	$1,147,822

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$11,513	$—	$—	$11,513
Corporate bonds	237,662	422	(678)	237,406
U.S. Government agency securities	122,414	520	(176)	122,758
U.S. Treasury securities	953,457	1,087	(273)	954,271
Total	$1,325,046	$2,029	$(1,127)	$1,325,948

For all of our securities for which the amortized cost basis was greater than the fair value at June 30, 2024, the Company has concluded that there is no plan to sell the security nor is it more likely than not that the Company would be required to sell the security before its anticipated recovery. The Company further assesses whether the decline in fair value below amortized cost is due to credit or non-credit related factors by considering the extent to which fair value is less than amortized cost, credit ratings, the financial health of the industry and sector of the issuer, the overall risk profile of the securities, overall macroeconomic conditions, and more. As of June 30, 2024, no allowance for credit losses in investments was recorded.

Contractual Maturities

The contractual maturities of short-term and long-term investments held at June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024		December 31, 2023
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
	(in thousands)		(in thousands)
Due within one year	$939,531	$937,830	$1,000,447	$1,000,245
Due after 1 year through 2 years	210,772	209,992	324,599	325,703
Total	$1,150,303	$1,147,822	$1,325,046	$1,325,948

5. Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows for the three months ended June 30, 2024 and 2023.

	June 30, 2024	June 30, 2023	December 31, 2023
	(in thousands)
Cash and cash equivalents	$797,875	$457,218	$387,987
Restricted cash, included other assets	4,053	3,153	4,053
Total cash, cash equivalents, and restricted cash	$801,928	$460,371	$392,040

6. Derivatives

Cash flow hedges

The Company enters into foreign currency forward contracts to reduce the risk of variability in future cash flow due to foreign currency exchange rate fluctuation from certain forecasted revenue transactions billed in currencies other than the U.S. Dollar. These transactions are designated as cash flow hedges. The foreign currency forward contracts have maturities 12 months or less. Hedge effectiveness is assessed at inception and at each reporting period utilizing statistical regression analysis. The derivatives are subject to master netting arrangements and are disclosed on a gross basis on the consolidated balance sheets. Unrealized foreign exchange gains or losses related to those designated cash flow hedge contracts are recorded in accumulated other comprehensive income ("AOCI") and are reclassified into revenues in the same periods when the hedged transactions are recognized in earnings. Cash flows from the settlement of these forward contracts are classified as operating activities on the consolidated statements of cash flows. As of June 30, 2024, the Company had designated cash flow hedge forward contracts with notional amounts equivalent to $27.4 million.

The following summarizes the fair value of derivative financial instruments as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024	As of December 31, 2023
	(in thousands)
Accrued expenses and other current liabilities
Cash flow hedges	$390	$—
Total	$390	$—

The following table presents the activity of foreign currency forward contracts designated as hedging instruments and the impact of these derivatives on AOCI:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Beginning balance	$—	$—
Net losses recognized in other comprehensive income, net of tax	501	—
Net losses reclassified from AOCI to earnings	(56)	—
Ending balance	$445	$—

The effect of hedges on the consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Losses reclassified from AOCI related to cash flow hedges
Revenue	$(56)	$—	$(56)	$—

As of June 30, 2024, the Company estimates the net amount of unrealized gain (losses) before tax on the foreign currency contracts expected to be reclassified into revenue over the next 12 months is approximately $0.1 million.

7. Property and Equipment

Property and equipment consists of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Computer equipment and purchased software	$16,396	$16,395
Employee related computer equipment	53,298	50,018
Furniture and fixtures	20,464	20,666
Leasehold improvements	112,580	112,714
Internal-use software	60,639	48,894
Construction in progress	458	—
Total property and equipment	263,835	248,687
Less accumulated depreciation	(157,949)	(145,356)
Property and equipment, net	$105,886	$103,331

Depreciation and amortization expense on property and equipment was $7.0 million for the three months ended June 30, 2024, $14.1 million for the six months ended June 30, 2024, $6.7 million for the three months ended June 30, 2023, and $14.1 million for the six months ended June 30, 2023.

As part of the Restructuring Plan (defined in Note 15), the Company disposed of $0.5 million of fixed assets, net, in the three months ended June 30, 2023 and $1.3 million in the six months ended June 30, 2023. The Company also recorded accelerated depreciation expense for fixed assets in connection with the lease abandonments as part of the Restructuring Plan. See Note 15 for more information.

8. Capitalized Software Development Costs

Capitalized software development costs, exclusive of those recorded within property and equipment, consisted of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Gross capitalized software development costs	$313,489	$257,052
Accumulated amortization	(181,463)	(150,823)
Capitalized software development costs, net	$132,026	$106,229

These capitalized software development costs are associated with software developed for the Company's customer platform. Capitalized software development costs recorded within property and equipment are associated with software developed for Company use.

Amortization of capitalized software development costs, exclusive of costs recorded within property and equipment, was $17.8 million for the three months ended June 30, 2024, $33.8 million for the six months ended June 30, 2024, $10.7 million for the three months ended June 30, 2023, and $20.5 million for the six months ended June 30, 2023.

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

Each $1,000 of principal amount of the 2025 Notes will initially be convertible into 3.5396 shares of the Company’s common stock (the “Conversion Option of the 2025 Notes”), which is equivalent to an initial conversion price of approximately $282.52 per share, subject to adjustment upon the occurrence of certain specified events. On or after March 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2025 Notes at any time. The 2025 Notes will be convertible at the option of the holders prior to the close of business on the business day immediately preceding March 1, 2025 under certain circumstances as described in the indenture governing the 2025 Notes (the “Indenture”). Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The 2025 Notes are classified as short-term debt and the Company expects to settle the principal amount of the 2025 Notes in cash. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended June 30, 2024 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2025 Notes are convertible at the option of the holders thereof during the calendar quarter ending June 30, 2024. As of August 2, 2024, the Company has not received any conversion notices.

The net carrying amount of the liability component of the 2025 Notes is as follows:

	As of June 30, 2024	As of December 31, 2023
	(in thousands)
Principal	$459,071	$459,076
Unamortized issuance costs	(1,875)	(2,870)
Net carrying amount	$457,196	$456,206

Interest expense related to the 2025 Notes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Contractual interest expense	$430	$430	$861	$861
Amortization of issuance costs	502	496	1,002	980
Total interest expense	$932	$926	$1,863	$1,841

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

10. Commitments and Contingencies

Contractual Obligations

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through February 2035. Certain leases contain optional termination dates. The table below only includes payments up to the optional termination date. If the Company were to extend leases beyond the optional termination date, the future commitments would increase by approximately $77.2 million.

Included in the table below are various operating lease commitments for leases that have not yet commenced of approximately $4.1 million.

Future minimum payments under all operating lease agreements as of June 30, 2024 are as follows:

(in thousands)
Remainder of 2024	$28,258
2025	56,432
2026	51,816
2027	46,866
2028	34,134
Thereafter	162,489
Total	$379,995

The Company has entered into certain non-cancelable vendor commitments, which require the future purchase of goods or services. Future minimum payments under all non-cancelable vendor commitments as of June 30, 2024 are as follows:

(in thousands)
Remainder of 2024	$123,037
2025	237,793
2026	236,789
2027	187,846
2028	184
Thereafter	—
Total	$785,649

Legal Contingencies

From time to time, the Company may become a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, and threatened claims, breach of contract claims, tax, and other matters. The Company currently has no material pending litigation.

11. Leases

The Company leases office facilities under non-cancelable operating leases that expire at various dates through February 2035. During the six months ended June 30, 2024, the Company modified various leases of office spaces globally. The Company recorded a reduction in right-of-use assets of $7.3 million and an increase in lease liabilities of $0.5 million for these leases during the period upon the lease modification.

Operating lease expense and cash payments related to operating lease liabilities for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Operating lease expense	$9,860	$9,989	$19,740	$22,910
Cash payments	13,555	16,705	29,425	31,127

The Company subleases some of its unused spaces to third parties. Operating sublease income generated under all operating lease agreements for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Operating sublease income	$1,679	$2,015	$3,926	$4,042

12. Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ equity, for the six months ended June 30, 2024 and 2023.

	Cumulative Translation Adjustment	Unrealized Loss on Investments	Unrealized Loss on Derivate Instruments	Total
	(in thousands)
Beginning balance at January 1, 2024	$950	$877	$—	$1,827
Other comprehensive loss before reclassifications	(2,801)	(3,403)	(501)	(6,705)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	56	56
Ending balance at June 30, 2024	(1,851)	(2,526)	(445)	(4,822)

	Cumulative Translation Adjustment	Unrealized Loss on Investments	Unrealized Loss on Derivate Instruments	Total
	(in thousands)
Beginning balance at January 1, 2023	$(3,070)	$(9,820)	$—	$(12,890)
Other comprehensive gain before reclassifications	1,026	3,479	—	4,505
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	—
Ending balance at June 30, 2023	(2,044)	(6,341)	—	(8,385)

13. Stock-Based Compensation Expense

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Options	$1,822	$3,133	$4,392	$5,839
RSUs	116,913	117,891	216,743	190,937
PSUs	6,340	2,783	11,167	6,017
Employee stock purchase plan	3,919	4,196	7,814	8,245
Total stock-based compensation expense	$128,994	$128,003	$240,116	$211,038

Effect of stock-based compensation expense on income by line item:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Cost of revenue, subscription	$5,444	$3,516	$10,404	$6,259
Cost of revenue, professional services and other	1,128	1,459	2,215	2,546
Research and development	64,693	64,060	115,318	97,384
Sales and marketing	36,168	38,625	71,325	68,794
General and administrative	21,561	20,343	40,854	36,055
Total stock-based compensation expense	$128,994	$128,003	$240,116	$211,038

Capitalized software development costs excluded from stock-based compensation expense is $10.2 million for the three months ended June 30, 2024, $19.0 million for the six months ended June 30, 2024, $9.4 million for the three months ended June 30, 2023, and $14.0 million for the six months ended June 30, 2023. Also excluded in the six months ended June 30, 2023 is $1.0 million of stock-based compensation expense incurred in connection with the Restructuring Plan. See Note 15 for more details.

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

Revenues by geographical region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Americas	$386,325	$321,827	$760,872	$629,650
Europe	199,673	162,741	392,795	313,580
Asia Pacific	51,232	44,570	100,977	87,528
Total	$637,230	$529,138	$1,254,644	$1,030,758
Percentage of revenues generated outside of the Americas	39%	39%	39%	39%

Revenue derived from customers outside the United States (international) was approximately 47% of total revenue in the three and six months ended June 30, 2024, 47% of total revenue in the three months ended June 30, 2023 and 46% of total revenue in the six months ended June 30, 2023.

Total long-lived assets by geographical region:

	As of June 30, 2024	As of December 31, 2023
	(in thousands)
Americas	$226,822	$235,141
Europe	101,818	112,176
Asia Pacific	5,652	7,085
Total long-lived assets	$334,292	$354,402
Percentage of long-lived assets held outside of the Americas	32%	34%

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

The Company incurred restructuring charges of $1.1 million in the three months ended June 30, 2024 and $1.9 million in the six months ended June 30, 2024 consisting of variable facilities related costs on unused space. In the six months ended June 30, 2023, the Company terminated and abandoned various leases of office spaces globally. The Company recorded a reduction in right-of-use assets of $44.6 million and an increase in lease liabilities of $6.3 million for these leases during the period upon the lease terminations or abandonments. In the three months ended June 30, 2023, the Company incurred $63.8 million of restructuring charges in connection with these leases. In the six months ended June 30, 2023, the Company incurred $92.5 million of restructuring charges, composed of $65.6 million related to facilities and $26.9 million for severance, employee related benefits, and other costs, including $1.0 million of stock-based compensation expense. The charges are recorded to the restructuring line item within the consolidated statements of operations.

Future variable facilities related costs for vacated properties will continue to be recorded to restructuring charges. As of June 30, 2024, the Company did not have any remaining liabilities accrued related to the Restructuring Plan.

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

We focus on selling to mid-market business-to-business, or B2B, companies, which we define as companies that have between two and 2,000 employees. While our customer platform was built to grow with any company, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving this market segment. These mid-market businesses seek an integrated, easy-to-implement and easy-to-use solution to reach customers and compete with organizations that have larger marketing, sales, and customer service budgets. We efficiently reach these businesses at scale through our proven inbound methodology, our Solutions Partners, and our “freemium” model. A Solutions Partner is a service provider that helps businesses with strategy, execution, and implementation of go-to-market activities and technology solutions. Our freemium model attracts customers who begin using our customer platform through our free products and then upgrade to our paid products. As of June 30, 2024, we had 8,002 full-time employees and 228,054 Customers of varying sizes in more than 135 countries, representing many industries.

We derive most of our revenue from subscriptions to our cloud-based customer platform and related professional services, which consist of customer on-boarding, training and consulting services. Subscription revenue accounted for 98% of our total revenue for the three and six months ended June 30, 2024 and 2023. We sell multiple product plans at different base prices on a subscription basis, each of which includes our Smart CRM and integrated applications to meet the needs of the various customers we serve. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We also generate additional revenue based on the purchase of additional subscriptions, products and seats, and the number of account users and subdomains. Most of our Customers’ subscriptions are one year or less in duration.

Subscriptions are billed in advance on various schedules. Because the mix of billing terms for orders can vary from period to period, the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. Accordingly, we do not believe that change in deferred revenue is an accurate indicator of future revenue.

Many of our customers purchase on-boarding, training, and consulting services, as well as other tools, which are designed to help customers enhance their ability to attract, engage and delight their customers using our customer platform. We also generate revenue from Commerce Hub and a number of revenue-share agreements with other companies based on mutually agreed upon terms. Professional services and other revenue accounted for 2% of total revenue for three and six months ended June 30, 2024 and 2023.

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

We believe that the growth of our business is dependent on many factors, including our ability to expand our customer base, increase adoption of our customer platform within existing customers, develop new products and applications to extend the functionality of our customer platform and provide a high level of customer service. We have invested and intend to continue investing for long-term growth. We intend to continue to invest in sales and marketing to support our growth. We plan to continue to invest in research and development as we continue to introduce new products and applications to extend the functionality of our customer platform. We intend to continue maintaining a high level of customer service and support which we consider critical for our continued success. We also plan to continue investing in our data center infrastructure and services capabilities in order to support continued future customer growth. We also expect to continue to incur additional general and administrative expenses as a result of both our growth and the infrastructure required to be a public company. We expect to use our cash flow from operations to fund these growth strategies and support our business and do not expect to be profitable in the next 12 months.

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

Average Subscription Revenue per Customer. We believe that our ability to increase the Average Subscription Revenue per Customer is an indicator of our ability to grow the long-term value of our existing customer relationships. We define Average Subscription Revenue per Customer during a particular period as subscription revenue from our Customers during the period divided by the average Customers during the same period.

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

Results of Operations for the Three Months Ended June 30, 2024 and 2023

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Revenues:
Subscription	$623,763	$517,678	$1,227,559	$1,007,421
Professional services and other	13,467	11,460	27,085	23,337
Total revenue	637,230	529,138	1,254,644	1,030,758
Cost of revenues:
Subscription	81,618	71,494	162,342	138,116
Professional services and other	13,899	13,462	28,262	27,169
Total cost of revenues	95,517	84,956	190,604	165,285
Gross profit	541,713	444,182	1,064,040	865,473
Operating expenses:
Research and development	198,180	169,955	373,817	297,639
Sales and marketing	293,794	265,294	594,081	515,971
General and administrative	72,597	61,222	141,452	118,630
Restructuring	1,077	63,880	1,859	92,450
Total operating expenses	565,648	560,351	1,111,209	1,024,690
Loss from operations	(23,935)	(116,169)	(47,169)	(159,217)
Other expense:
Interest income	20,370	13,542	39,097	24,013
Interest expense	(901)	(937)	(1,836)	(1,867)
Other income (expense)	1,784	330	14,945	(465)
Total other income	21,253	12,935	52,206	21,681
(Loss) income before income tax expense	(2,682)	(103,234)	5,037	(137,536)
Income tax expense	(11,753)	(8,569)	(13,538)	(10,987)
Net loss	$(14,435)	$(111,803)	$(8,501)	$(148,523)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Subscription	98%	98%	98%	98%
Professional services and other	2	2	2	2
Total revenue	100	100	100	100
Cost of revenue:
Subscription	13	14	13	13
Professional services and other	2	3	2	3
Total cost of revenue	15	16	15	16
Gross profit	85	84	85	84
Operating expenses:
Research and development	31	32	30	29
Sales and marketing	46	50	47	50
General and administrative	11	12	11	12
Restructuring	0	12	0	9
Total operating expenses	89	106	89	99
Loss from operations	(4)	(22)	(4)	(15)
Total other income	3	2	4	2
(Loss) income before income tax expense	(0)	(20)	0	(13)
Income tax expense	(2)	(2)	(1)	(1)
Net loss	(2)%	(21)%	(1)%	(14)%

Percentages are based on actual values. Totals may not sum due to rounding.

Three and Six Months Ended June 30, 2024 Compared to the Three and Six Months Ended June 30, 2023

Revenue

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
(dollars in thousands)	2024	2023	Change	Change	2024	2023	Change	Change
Revenues:
Subscription	$623,763	$517,678	$106,085	20%	$1,227,559	$1,007,421	$220,138	22%
Professional services and other	13,467	11,460	2,007	18%	27,085	23,337	3,748	16%
Total revenue	$637,230	$529,138	$108,092	20%	$1,254,644	$1,030,758	$223,886	22%

Three month change

Subscription revenue increased during the three months ended June 30, 2024 compared to the same period in 2023 primarily due to the increase in Customers, which grew from 150,865 as of June 30, 2023 to 228,054 as of June 30, 2024. Average Subscription Revenue per Customer decreased from $11,432 for the three months ended June 30, 2023 to $11,215 for the three months ended June 30, 2024. The growth in Customers was primarily driven by increased demand for our lower-priced Starter products, as well as Professional and Enterprise products from our new seats model. The decrease in Average Subscription Revenue per Customer was primarily driven by continued purchases of our lower-priced Starter products and the impact of our new seats pricing model, offset by a continued demand for our Professional and Enterprise products, as well as the addition of customers from the acquisition of Clearbit.

Professional services and other revenue increased during the three months ended June 30, 2024 compared to the same period in 2023 primarily due to an increase in other revenue streams, including Commerce Hub.

Six month change

Subscription revenue increased during the three months ended June 30, 2024 compared to the same period in 2023 primarily due to the increase in Customers, which grew from 150,865 as of June 30, 2023 to 228,054 as of June 30, 2024. Average Subscription Revenue per Customer decreased from $11,436 for the six months ended June 30, 2023 to $11,335 for the six months ended June 30, 2024. The growth in Customers was primarily driven by increased demand for our lower-priced Starter products, as well as Professional and Enterprise products from our new seats model. The decrease in Average Subscription Revenue per Customer was primarily by continued purchases of our lower-priced Starter products and the impact of our new seats pricing model, offset by a continued demand for our Professional and Enterprise products, as well as the addition of customers from the acquisition of Clearbit.

Professional services and other revenue increased during the six months ended June 30, 2024 compared to the same period in 2023 primarily due to an increase in other revenue streams, including Commerce Hub.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
(dollars in thousands)	2024	2023	Change	Change	2024	2023	Change	Change
Total cost of revenue	$95,517	$84,956	$10,561	12%	$190,604	$165,285	$25,319	15%
Gross profit	$541,713	$444,182	$97,531	22%	$1,064,040	$865,473	$198,567	23%
Gross margin percentage	85%	84%			85%	84%

Total cost of revenue for the three and six months ended June 30, 2024 increased compared to the same period in 2023 primarily due to an increase in subscription and hosting costs, amortization of capitalized software development costs, amortization of acquired technology and employee-related costs, offset by a decrease in allocated overhead expenses. Gross margins remained consistent year-over-year.

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
(dollars in thousands)	2024	2023	Change	Change	2024	2023	Change	Change
Subscription cost of revenue	$81,618	$71,494	$10,124	14%	$162,342	$138,116	$24,226	18%
Percentage of subscription revenue	13%	14%			13%	14%

The increase in subscription cost of revenue for the three and six months ended June 30, 2024 compared to the same period in 2023 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Subscription and hosting costs	$1,209	$7,011
Amortization of capitalized software development costs	6,401	11,947
Amortization of acquired technology	1,474	2,957
Employee-related costs	951	2,533
Allocated overhead expenses	89	(222)
	$10,124	$24,226

Three month change

Subscription and hosting costs increased primarily due to growth in our Customer base from 150,865 as of June 30, 2023 to 228,054 as of June 30, 2024. We also saw higher subscription and hosting costs as we continued to focus on the security, reliability and performance of our customer platform. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continued to develop new products and increased functionality. Amortization of acquired technology increased due to the amortization of acquired technology associated with our acquisition of Clearbit in December 2023. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Allocated overhead expenses increased due to an increase in shared company third-party services costs.

Six month change

Subscription and hosting costs increased primarily due to growth in our Customer base from 150,865 as of June 30, 2023 to 228,054 as of June 30, 2024. We also saw higher subscription and hosting costs as we continued to focus on the security, reliability and performance of our customer platform. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continued to develop new products and increased functionality. Amortization of acquired technology increased due to the amortization of acquired technology associated with our acquisition of Clearbit in December 2023. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Allocated overhead expenses decreased primarily due to the reduction of our leased space as a result of the global lease consolidation under the Restructuring Plan, offset slightly by an increase in shared company third-party services costs.

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
(dollars in thousands)	2024	2023	Change	Change	2024	2023	Change	Change
Professional services and other cost of revenue	$13,899	$13,462	$437	3%	$28,262	$27,169	$1,093	4%
Percentage of professional services and other revenue	103%	117%			104%	116%

The increase in professional services and other cost of revenue for three and six months ended June 30, 2024 compared to the same period in 2023 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Allocated overhead and other expenses	$2,699	$5,193
Employee-related costs	(2,262)	(4,100)
	$437	$1,093

Three month change

Allocated overhead and other expenses increased primarily due to increased costs associated with our other service offering, including Commerce Hub. Employee-related costs decreased as we continue to leverage our Solutions Partners to deliver on-boarding and other professional services.

Six month change

Allocated overhead and other expenses increased primarily due to increased costs associated with our other service offerings, including Commerce Hub. Employee-related costs decreased as we continue to leverage our Solutions Partners to deliver on-boarding and other professional services.

Research and Development

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
(dollars in thousands)	2024	2023	Change	Change	2024	2023	Change	Change
Research and development	$198,180	$169,955	$28,225	17%	$373,817	$297,639	$76,178	26%
Percentage of total revenue	31%	32%			30%	29%

The increase in research and development expense for the three and six months ended June 30, 2024 compared to the same period in 2023 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Employee-related costs	$25,022	$71,475
Allocated overhead expenses	2,206	2,696
Professional fees	997	2,007
	$28,225	$76,178

Three month change

Employee-related costs increased as a result of increased headcount as we continued to grow our engineering organization to develop new products, increase functionality and to maintain our existing customer platform. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business. Professional fees increased due to an increase in the use of third-party services and contractors.

Six month change

Employee-related costs increased as a result of increased headcount as we continued to grow our engineering organization to develop new products, increase functionality and to maintain our existing customer platform. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business. Professional fees increased due to an increase in the use of third-party services and contractors.

Sales and Marketing

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
(dollars in thousands)	2024	2023	Change	Change	2024	2023	Change	Change
Sales and marketing	$293,794	$265,294	$28,500	11%	$594,081	$515,971	$78,110	15%
Percentage of total revenue	46%	50%			47%	50%

The increase in sales and marketing expense for the three and six months ended June 30, 2024 compared to the same period in 2023 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Employee-related costs	$25,700	$68,170
Marketing programs	325	7,651
Allocated overhead expenses	3,192	4,134
Solutions Partner commissions	(717)	(1,845)
	$28,500	$78,110

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

General and Administrative

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
(dollars in thousands)	2024	2023	Change	Change	2024	2023	Change	Change
General and administrative	$72,597	$61,222	$11,375	19%	$141,452	$118,630	$22,822	19%
Percentage of total revenue	11%	12%			11%	12%

The increase in general and administrative expense for the three and six months ended June 30, 2024 compared to the same period in 2023 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Employee-related costs	$6,308	$14,849
Customer credit card fees	1,001	2,174
Allocated overhead expenses	2,239	3,253
Professional fees	1,827	2,546
	$11,375	$22,822

Three month change

Employee-related costs increased as a result of increased headcount as we grew our business and required additional personnel to support our expanded operations. Customer credit card fees increased due to increased customer transactions as we continued to grow our business. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business. Professional fees increased due to an increase in the use of third-party services and contractors.

Six month change

Employee-related costs increased as a result of increased headcount as we grew our business and required additional personnel to support our expanded operations. Customer credit card fees increased due to increased customer transactions as we continued to grow our business. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business. Professional fees increased due to an increase in the use of third-party services and contractors.

Restructuring

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
(dollars in thousands)	2024	2023	Change	Change	2024	2023	Change	Change
Restructuring	$1,077	$63,880	$(62,803)	-98%	$1,859	$92,450	$(90,591)	-98%
Percentage of total revenue	*	12%			*	9%

Three month change

Restructuring charges in the three months ended June 30, 2024 consists of only variable facilities-related costs on unused space. Restructuring charges were $63.9 million in the three months ended June 30, 2023 due to the implementation of the Restructuring Plan in the first quarter of 2023 and its continued execution during the second quarter. Restructuring costs consisted primarily of facilities related costs for the terminations and abandonments of leases globally.

Six month change

Restructuring charges in the six months ended June 30, 2024 consists of only variable facilities-related costs on unused space.

Restructuring charges in the six months ended June 30, 2023 were $92.5 million due to the implementation of the Restructuring Plan in the first quarter of 2023 and its continued execution during the second quarter. Restructuring costs primarily consisted of $26.9 million of severance, employee related benefits and other costs, and $65.6 million related to facilities for the termination and abandonment of leases globally.

Interest income

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
(dollars in thousands)	2024	2023	Change	Change	2024	2023	Change	Change
Interest income	$20,370	$13,542	$6,828	50%	$39,097	$24,013	$15,084	63%
Percentage of total revenue	3%	3%			3%	2%

Three and Six month change

Interest income primarily consists of interest earned on invested cash and cash equivalents balances and investments. The increase during the three and six months ended June 30, 2024 is due to an increase in yields on our investment balances.

Interest expense

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
(dollars in thousands)	2024	2023	Change	Change	2024	2023	Change	Change
Interest expense	$(901)	$(937)	$36	(4)%	$(1,836)	$(1,867)	$31	(2)%
Percentage of total revenue	*	*			*	*

* not meaningful

Three and Six month change

Interest expense primarily consists of amortization of the debt discount and issuance costs and contractual interest expense related to our 2025 Notes. Interest expense remained relatively consistent.

Other income (expense)

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
(dollars in thousands)	2024	2023	Change	Change	2024	2023	Change	Change
Other income (expense)	$1,784	$330	$1,454	441%	$14,945	$(465)	$15,410	3314%
Percentage of total revenue	*	*			1%	*

* not meaningful

The change in other income (expense) during six months ended June 30, 2024 is primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Foreign currency gains and losses	$(170)	$1,048
Impairment of strategic investments	(479)	(4,094)
Gain on strategic investments	2,103	18,456
	$1,454	$15,410

Three month change

Other income (expense) primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities. The change in foreign currency transactions is primarily attributable to the increase in the value of the Euro and British Pound Sterling relative to the U.S. Dollar. The increase in gain on strategic investments is due to an impairment of $0.5 million and gains of $2.1 million from observable price changes in the value of certain strategic investments in the three months ended June 30, 2024 that did not occur in 2023.

Six month change

Other income (expense) primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities. The change in foreign currency transactions is primarily attributable to the increase in the value of the Euro and British Pound Sterling relative to the U.S. Dollar. The increase in the impairment of and gain on strategic investments is due to an impairment of $4.1 million and gains of $18.5 million from observable price changes in the value of certain strategic investments in the six months ended June 30, 2024 that did not occur in 2023.

Income tax expense

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
(dollars in thousands)	2024	2023	Change	Change	2024	2023	Change	Change
Income tax expense	$(11,753)	$(8,569)	$(3,184)	37%	$(13,538)	$(10,987)	$(2,551)	23%
Effective tax rate	438%	8%			(269)%	8%

Three month change

Income tax expense consists of current and deferred taxes for U.S. and foreign income taxes. The increase in income tax expense was primarily due to income generated in higher tax jurisdictions.

Six month change

Income tax expense consists of current and deferred taxes for U.S. and foreign income taxes. The increase in income tax expense was primarily due to income generated in higher tax jurisdictions offset by an increase in shared-based compensation windfall benefits.

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

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents provided by operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Cash and cash equivalents	$797,875	$457,218
Working capital	798,953	1,071,549
Net cash and cash equivalents provided by operating activities	244,916	157,613
Net cash and cash equivalents provided by (used) in investing activities	139,027	(53,313)
Net cash and cash equivalents provided by financing activities	31,760	20,448

Our cash and cash equivalents at June 30, 2024 were held for working capital purposes. At June 30, 2024, $225.0 million of our cash and cash equivalents was held in accounts outside the United States. We do not assert indefinite reinvestment of our foreign earnings because these earnings have been subject to United States Federal tax. While we have concluded that any incremental tax incurred upon ultimate distribution of these earnings to be immaterial, our current plans do not demonstrate a need to repatriate undistributed earnings to fund our U.S. operations.

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

Net cash and cash equivalents provided by operating activities during the six months ended June 30, 2024 primarily reflected our net loss of $8.5 million, $43.4 million of depreciation and amortization, $240.1 million in stock-based compensation, an impairment of strategic investments of $4.1 million, and $1.0 million of amortization of debt discount and issuance costs, offset by non-cash expenses that included $23.1 million accretion of bond discounts, a gain on strategic investments of $18.5 million, and $0.9 million of unrealized currency translation. Working capital sources of cash and cash equivalents primarily included a $44.3 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $18.4 million decrease in accounts receivable related to increased collection, a $15.0 million decrease in accrued expenses and other liabilities, and a $20.4 million increase in right-of-use asset. These sources of cash and cash equivalents were offset by a $27.2 million increase in prepaid expenses and other assets, a $23.2 million decrease in operating lease liabilities, a $40.1 million increase in deferred commissions, and a $0.2 million increase in accounts payable related to timing of bill payments.

Net cash and cash equivalents provided by operating activities during the six months ended June 30, 2023 primarily reflected our net loss of $157.2 million, $18.8 million accretion of bond discounts, offset by non-cash expenses that included $33.0 million of depreciation and amortization, $211.0 million in stock-based compensation, restructuring charges of $64.9 million, and $1.0 million of amortization of debt discount and issuance costs. Working capital sources of cash and cash equivalents primarily included a $41.4 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $21.6 million decrease in accounts receivable related to increased collection, a $21.0 million increase in right-of-use asset, and $46.5 million increase in accrued expenses and other liabilities. These sources of cash and cash equivalents were offset by a $47.4 million increase in prepaid expenses and other assets, a $18.0 million decrease in operating lease liabilities, a $37.0 million increase in deferred commissions, and a $17.8 million increase in accounts payable related to timing of bill payments.

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

Net cash and cash equivalents provided by investing activities during the six months ended June 30, 2024 consisted primarily of $849.6 million received related to the maturity of investments and $1.9 million of proceeds from a net working capital settlement, offset by cash used for $651.7 million purchases of investments, $14.1 million of purchased property and equipment, and $43.1 million of capitalized software development costs.

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

Net Cash and Cash Equivalents Provided by Financing Activities

Our financing activities have consisted primarily of the issuance of common stock under our stock plans, and payments of employee taxes related to the net share settlement of stock-based awards.

For the six months ended June 30, 2024 cash provided in financing activities consisted of $45.2 million of proceeds related to issuance of common stock under stock plans, offset by $13.5 million used for payment of employee taxes related to the net share settlement of stock-based awards.

For the six months ended June 30, 2023 cash used in financing activities consisted $4.1 million used for payment of employee taxes related to the net share settlement of stock-based awards, offset by $24.6 million of proceeds related to issuance of common stock under stock plans.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2024 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Off-Balance Sheet Arrangements

As of June 30, 2024, we are committed to contribute additional capital of $4.0 million to the Black Economic Development Fund. There were no other material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue, cost of revenue, and operating expenses denominated in currencies other than the U.S. dollar, primarily the Euro, British Pound Sterling, Australian dollar, Singaporean dollar, Japanese Yen, Colombian Peso and Canadian dollar. Since we translate foreign currencies into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. In 2024, we implemented a hedging program intended to allow us to mitigate foreign exchange impacts, such as exposure to currency exchange rates in connection with significant transactions denominated in currencies other than the U.S. dollar, by entering into derivatives transactions such as foreign exchange forwards. See Note 6 in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Market Risk and Market Interest Risk

In June 2020, we issued $460 million aggregate principal amount of convertible senior notes due June 1, 2025, of which $459.1 million remains outstanding as of June 30, 2024. The fair value of the 2025 Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the 2025 Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of the 2025 Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Generally, the fair values of the 2025 Notes will increase as interest rates fall and decrease as interest rates rise. Additionally, we carry the 2025 Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. The Federal Reserve has raised, and may continue to raise interest rates in an effort to combat high inflation. There continues to be uncertainty in the changing market and economic conditions, including the possibility or additional measures that could be taken by the Federal Reserve and other government agencies, related to concerns over inflation risk.

The table below provides a sensitivity analysis of hypothetical 10% changes of our stock price as of June 30, 2024 and the estimated impact on the fair value of the 2025 Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such an event may have on the fair value of the 2025 Notes.

2025 Notes

Hypothetical change in HubSpot stock price	Fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$1,052,544	$88,614	9%
No change	$963,930	$—	—
10% decrease	$860,864	$(103,066)	(11)%

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the three months ended June 30, 2024 covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

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

After the implementation of our Restructuring Plan in January 2023, our headcount and operations continued to grow. For example, we had 8,002 full-time employees as of June 30, 2024 and 7,663 as of December 31, 2023. To date, we have opened several international offices. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We expect to continue to grow headcount and operations over the long-term. We anticipate future growth will be required over the long term to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. Furthermore, as more of our employees work remotely from geographic areas across the globe on a permanent basis pursuant to our hybrid workplace model, which provides our employees with the option to be fully remote, work full-time from one of our offices, or have the flexibility to work both in the office and remotely, we may need to reallocate our investment of resources and closely monitor a variety of local regulations and requirements, including local tax laws. We may experience unpredictability in our expenses and employee work culture. If we experience any of these effects in connection with future growth, if our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating new employees, or retaining our existing employees, it could materially impair our ability to attract new customers, retain existing customers and expand their use of our platform, all of which would materially and adversely affect our business, financial condition and results of operations.

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

Adverse litigation results could affect our business.

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Litigation can be lengthy, expensive and disruptive to our operations, and can divert our management’s attention away from running our core business. The results of our litigation also cannot be predicted with certainty. Even a favorable judgment may be subject to appeals leading to protracted litigation, additional costs and the prospect that our desired outcome will be overturned. An adverse decision could result in monetary damages or injunctive relief that could affect our business, operating results or financial condition.

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

Cyber-attacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, social engineering (including phishing), and other compromises are prevalent in our industry, the industries of certain of our service providers and our customers' industries. Our internal computer systems and those of our current and any future strategic collaborators, vendors, and other contractors or consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, cybersecurity threats, terrorism, geopolitical conflict, war and telecommunication and electrical failures. Accordingly, if our cybersecurity measures or those of our service providers fail to protect against unauthorized access, attacks (which may include sophisticated cyber-attacks), compromise or the mishandling of data by our employees and contractors, then our reputation, customer trust, business, results of operations and financial condition could be adversely affected. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, vulnerabilities in first- or third-party code, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. This risk is increased by the difficulty of balancing rapid vulnerability patching and system availability in a large and rapidly-changing production environment. At times, we may be unable to patch all of our systems in a manner that strictly adheres to our internally prescribed timelines. The techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. Because the techniques used by threat actors who may attempt to penetrate and sabotage our computer systems change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Additionally, as remote work and resource access expand, there is an increased risk that we may experience cybersecurity-related events such as phishing attacks, exploitation of any cybersecurity flaws that may exist, an increase in the number of cybersecurity threats or attacks, and other security challenges as a result of most of our employees and our service providers continuing to work remotely from non-corporate managed networks. There is also a risk of potential increase in such attacks due to cyberwarfare in connection with the ongoing global conflicts, and this could adversely affect our and our suppliers' ability to maintain or enhance key cybersecurity and data protection measures. We have previously been, and may in the future become, the target of cyber-attacks, incidents, or compromises by third parties seeking unauthorized access to our or our customers' data, systems, or infrastructure, or to disrupt our operations or ability to provide our services.

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

Recent cybersecurity incidents and compromises affecting large institutions, including an incident that affected us in 2024, suggest that the risk of such events is significant, even if privacy protection and security measures are implemented and enforced. A cyber-attack, incident, or compromise could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other disruptions. These cyber-attacks could be carried out by threat actors of all types (including but not limited to nation states, organized crime, other criminal enterprises, individual actors and/or advanced persistent threat groups). In addition, we may experience intrusions on our physical premises by any of these threat actors. To the extent that any compromise, disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, incur significant costs associated with remediation and the implementation of additional security measures, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants, and our competitive position could be harmed. Any breach, loss, or compromise of personal data may also subject us to civil fines and penalties, or claims for damages either under the General Data Protection Regulation (the “EU GDPR”), the EU GDPR as incorporated into United Kingdom law, and relevant member state law in the European Union, other foreign laws, and other relevant state and federal privacy laws in the United States.

Many governments have enacted laws requiring companies to notify individuals of data security incidents or unauthorized transfers involving certain types of personal data. In addition, the data processing agreement we execute with our customers contractually requires us to notify them of any personal data breach. Under payment card network rules and our contracts with our payment processors, if there is a data breach of payment resulting in the compromise of cardholder payment information that is stored by our direct payment card processing vendors, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses depending on the cause of such data breach. Data breaches and other data security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which may lead to widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew their subscriptions or subject us to third-party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results.

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

The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual and proprietary rights. Companies in the software industry are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Many of our competitors and other industry participants have been issued patents and/or have filed patent applications and may assert patent or other intellectual property rights within the industry. Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters or notices or may be the subject of claims that our services and/or platform and underlying technology infringe or violate the intellectual property rights of others. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses. Our technologies may not be able to withstand any third-party claims or rights against their use. Claims of intellectual property infringement might require us to redesign our application, delay releases, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling our platform. If we cannot or do not license the infringed technology on reasonable terms or at all, or substitute similar technology from another source, our revenue and operating results could be adversely impacted. Additionally, our customers may not purchase our customer platform if they are concerned that they may infringe third-party intellectual property rights. The occurrence of any of these events may have a material adverse effect on our business.

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

Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect our proprietary rights in our products and services. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Any of our trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Additionally, the intellectual property ownership and license rights, including copyrights and patents surrounding AI technologies, which we are increasingly building into our product offerings, has not been fully addressed by U.S. courts or other federal or state laws or regulations, and the use or adoption of AI technologies in our products and services may expose us to copyright infringement or other intellectual property misappropriation claims. Despite our precautions, it may be possible for unauthorized third parties to copy our technology and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our offerings may be unenforceable under the laws of certain jurisdictions and foreign countries. In addition, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying and use of our technology and proprietary information may increase.

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

Numerous other states have passed comprehensive privacy and data security laws, which impose obligations on covered businesses similar – but not identical – to those under the CCPA. Some of these laws entered into force in 2023, and others will enter into force in 2024 and beyond. A number of other states have proposed similar or sector specific privacy legislation, and the U.S. Congress is considering legislation that may preempt some or all of such U.S. state privacy laws, providing a more robust private right of action. Through executive and legislative action, the federal government has also taken steps to restrict data transactions involving persons affiliated with China, Russia, and other countries of concern. The evolving complexity of privacy and data security legislation in the U.S. may complicate our compliance efforts and further increase our risk of regulatory enforcement, penalties and litigation.

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

Separately, as the regulatory framework for machine learning technology and AI evolves, it is possible that new laws and regulations will be adopted, or that existing laws and regulations may be interpreted in ways that would affect our business and the ways in which we use AI and machine learning technology, our financial condition and our results of operations, including as a result of the cost to comply with such laws or regulations. For example, the EU’s Artificial Intelligence Act (“AI Act”) - the world’s first comprehensive AI law - is anticipated to enter into force in Summer 2024 and, with some exceptions, become effective 24 months thereafter. This legislation imposes significant obligations on providers and deployers of high-risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific ethical, accountability, and administrative requirements, some of which may increase our costs and compliance obligations. Further, potential government regulation related to AI use and ethics may also increase the cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our products and services.

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

Additionally, HubSpot payments, our end-to-end payment solution as well as our Stripe payment processing integration (together with HubSpot payments, the “Payments” offering), are both built within Commerce Hub and are susceptible to potentially illegal or improper uses, including money laundering, terrorist financing, fraudulent or illegal sales of goods or services, piracy of software, movies, music, and other copyrighted or trademarked information, bank fraud, securities fraud, pyramid or ponzi schemes, or the facilitation of other illegal or improper activity. While we engage a third party as our registered payment facilitator, the use of Payments for illegal or improper uses may subject us to claims (including claims brought by our third-party payment processor), government and regulatory requests, inquiries, or investigations that could result in liability, and harm our reputation. Moreover, certain activity that may be legal in one jurisdiction may be illegal in another jurisdiction, and a merchant may be found responsible for intentionally or inadvertently importing or exporting illegal goods, resulting in liability for us. Owners of intellectual property rights or government authorities may seek to bring legal action against providers of payments solutions, including Payments, that are peripherally involved in the sale of infringing or allegedly infringing items. Any threatened or resulting claims could result in reputational harm, and any resulting liabilities, loss of transaction volume, or increased costs could harm our business.

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

Our business activities are subject to various restrictions under U.S. and other global export controls and trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to civil or criminal penalties and reputational harm. Obtaining the necessary authorizations, including any required license(s), for a particular transaction may be time-consuming, is not guaranteed, and may result in the delay or loss of sales opportunities. Furthermore, export control laws and economic sanctions laws prohibit certain transactions with embargoed or sanctioned countries, governments, persons and entities. These sanctions laws with which we must comply may also change rapidly from time to time as a result of geopolitical events, such as the imposition of sanctions on Russia as a result of the conflict between Russia and Ukraine. Although we take precautions to prevent unlawful transactions and business relationships with sanction targets, the possibility exists that we could inadvertently provide our products and services to persons or entities prohibited by U.S and other global sanctions regimes. This could result in negative consequences to us, including government investigations, enforcement actions resulting in civil and/or criminal penalties and reputational harm.

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

We generated net losses of $8.5 million for the six months ended June 30, 2024 and net losses of $148.5 million for the six months ended June 30, 2023. As of June 30, 2024, we had an accumulated deficit of $812.9 million. We will need to generate and sustain increased revenue levels in future periods to become consistently profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We have spent and intend to continue to expend significant funds on our marketing, sales, customer service, operations, and content management operations, develop and enhance our customer platform, scale our data center infrastructure and services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

From time to time, we may invest funds in social impact investment funds, and may receive no return on our investment or lose our entire investment.

From time to time, we may invest in social impact investment funds. As of June 30, 2024, we have invested $8.5 million in the Black Economic Development Fund and $7.5 million in support of Minority Depository Institutions to help close the racial wealth, health and opportunity gap. There is no guarantee as to the performance of this investment or any similar investments we make in the future. Depending on the performance of this investment and future investments we may make, we may not receive any return on our investment or we may lose our entire investment, which could have an adverse effect on our business.

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

In the event the conditional conversion feature of the 2025 Notes is triggered, the holders thereof will be entitled to convert the 2025 Notes at any time during specified periods at their option. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended June 30, 2024 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2025 Notes are convertible at the option of the holders thereof during the calendar quarter ending September 30, 2024. As of August 2, 2024, the Company has not received any material conversion notices with respect to the 2025 Notes. Whether the Notes that remain outstanding will be convertible following the calendar quarter ended June 30, 2024 will depend on the continued satisfaction of this condition or another conversion condition in the future. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

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

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share, our stock price has ranged from $25.79 to $866.00 through June 30, 2024. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Climate change may have a long-term impact on our business

While we seek to partner with organizations that mitigate their business risks associated with climate change, we recognize that there are inherent risks wherever business is conducted. Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our offices globally may experience climate-related events at an increasing frequency, including drought, water scarcity, heat waves, cold waves, wildfires and resultant air quality impacts and power shutoffs associated with wildfire prevention. While this danger has a low-assessed risk of disrupting normal business operations, it has the potential to disrupt employees’ abilities to commute to work or to work from home and stay connected effectively. Furthermore, it is more difficult to mitigate the impact of these events on our employees to the extent they work from home. Climate-related events, including the increasing frequency of extreme weather events and their impact on the U.S.’s, Europe’s and other major regions’ critical infrastructure, have the potential to disrupt our business, our third-party suppliers and/or the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. Regulatory developments, changing market dynamics and stakeholder expectations regarding climate change may impact our business, financial condition and results of operations. To inform our disclosures and take potential action as appropriate, we are working to align our reporting with emerging disclosure and accounting standards such as the Financial Stability Board’s Task Force on Climate-Related Financial Disclosures, the Sustainability Accounting Standards Board and the Global Reporting Initiative, as well as new disclosure requirements from regulators.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults on Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our directors and certain officers in the three months ended June 30, 2024, each of which is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name	Action Taken	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Brian Halligan (Co-Founder and Executive Chairperson)	Adoption (June 3, 2024)	Trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)	351 days	58,565 shares

Item 6. Exhibits

The exhibits listed below are filed or incorporated by reference into this Report.

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.1(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant

3.2(3)	Fifth Amended and Restated Bylaws of the Registrant

4.1(4)	Form of Common Stock certificate of the Registrant

10.1**#	HubSpot, Inc. 2024 Stock Option and Incentive Plan, and forms of restricted stock and option agreements thereunder

10.2**#	Non-Employee Director Compensation Policy (as amended and currently in effect)

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104**	Cover page formatted as Inline XBRL and contained in Exhibit 101

** Filed herewith.

(1) Incorporated by reference to Exhibit 3.1 to HubSpot, Inc.’s Annual Report on Form 10-K filed on February 24, 2016.

(2) Incorporated by reference to Exhibit 3.1 to HubSpot Inc.’s Current Report on Form 8-K filed on June 14, 2024.

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

August 7, 2024