Form 10-Q
period 2024-09-30
HUBSPOT INC
filed 2024-11-06
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2024

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

There were 51,623,568 shares of the registrant’s Common Stock issued and outstanding as of November 1, 2024.

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

PART I — Financial Information

Item 1. Financial Statements

HubSpot, Inc.

Unaudited Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$410,060	$387,987
Short-term investments	1,527,928	1,000,245
Accounts receivable — net of allowance for doubtful accounts of $5,357 at September 30, 2024 and $5,516 at December 31, 2023	278,893	295,303
Deferred commission expense	135,116	99,326
Prepaid expenses and other current assets	86,704	88,679
Total current assets	2,438,701	1,871,540
Long-term investments	165,623	325,703
Property and equipment, net	110,950	103,331
Capitalized software development costs, net	144,829	106,229
Right-of-use assets	225,922	251,071
Deferred commission expense, net of current portion	149,619	122,194
Other assets	112,045	75,247
Intangible assets, net	35,211	42,316
Goodwill	174,158	173,761
Total assets	$3,557,058	$3,071,392
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,267	$9,106
Accrued compensation costs	83,602	53,462
Accrued commissions	88,418	78,169
Accrued expenses and other current liabilities	99,358	94,074
Operating lease liabilities	34,630	35,047
Convertible senior notes	457,674	—
Deferred revenue	719,595	672,150
Total current liabilities	1,488,544	942,008
Operating lease liabilities, net of current portion	265,706	296,561
Deferred revenue, net of current portion	4,232	5,810
Other long-term liabilities	46,694	36,459
Convertible senior notes	—	456,206
Total liabilities	1,805,176	1,737,044
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	51	50
Additional paid-in capital	2,550,974	2,136,908
Accumulated other comprehensive income	5,649	1,827
Accumulated deficit	(804,792)	(804,437)
Total stockholders’ equity	1,751,882	1,334,348
Total liabilities and stockholders’ equity	$3,557,058	$3,071,392

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Subscription	$654,738	$545,832	$1,882,241	$1,553,253
Professional services and other	14,983	11,725	42,124	35,062
Total revenue	669,721	557,557	1,924,365	1,588,315
Cost of revenues:
Subscription	85,066	71,895	247,408	210,011
Professional services and other	14,258	13,745	42,520	40,910
Total cost of revenues	99,324	85,640	289,928	250,921
Gross profit	570,397	471,917	1,634,437	1,337,394
Operating expenses:
Research and development	191,185	156,871	565,001	454,511
Sales and marketing	309,928	271,448	904,010	787,423
General and administrative	77,928	61,308	219,380	179,939
Restructuring	987	846	2,847	93,296
Total operating expenses	580,028	490,473	1,691,238	1,515,169
Loss from operations	(9,631)	(18,556)	(56,801)	(177,775)
Other income (expense):
Interest income	21,780	16,181	60,877	40,195
Interest expense	(936)	(950)	(2,772)	(2,817)
Other (expense) income	(565)	(1,664)	14,381	(2,128)
Total other income	20,279	13,567	72,486	35,250
Income (loss) before income tax expense	10,648	(4,989)	15,685	(142,525)
Income tax (expense) benefit	(2,502)	1,412	(16,040)	(9,575)
Net income (loss)	$8,146	$(3,577)	$(355)	$(152,100)
Net income (loss) per share, basic	$0.16	$(0.07)	$(0.01)	$(3.06)
Net income (loss) per share, diluted	$0.16	$(0.07)	$(0.01)	$(3.06)
Weighted average common shares used in computing basic net income (loss) per share:	51,354	50,051	51,017	49,719
Weighted average common shares used in computing diluted net income (loss) per share:	51,778	50,051	51,017	49,719

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$8,146	$(3,577)	$(355)	$(152,100)
Other comprehensive loss:
Foreign currency translation adjustment	5,349	(2,832)	2,548	(1,805)
Changes in unrealized loss on investments, net of income taxes of $0 for the three and nine months ended September 30, 2024 and 2023	5,612	1,839	2,209	5,317
Changes in unrealized loss on cash flow hedges, net of income taxes of $52 and $115 for the three months and nine months ended September 30, 2024, and $0 for the three and nine months ended September 30, 2023	(490)	—	(935)	—
Comprehensive income (loss)	$18,617	$(4,570)	$3,467	$(148,588)

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Stockholders' Equity

(in thousands, except per share amounts)

	Common Stock, $0.001 Par Value		Treasury Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	$	Shares	$	Capital	Income (Loss)	Deficit	Total
Balances at December 31, 2023	50,448	$50	910	$—	$2,136,908	$1,827	$(804,437)	$1,334,348
Issuance of common stock under stock plans	716	1	(5)	—	44,587	—	—	44,588
Restricted stock units taxes paid in cash	(22)	—	—	—	(13,491)	—	—	(13,491)
Stock-based compensation	—	—	—	—	250,604	—	—	250,604
Other comprehensive loss, net of tax	—	—	—	—	—	(6,649)	—	(6,649)
Net loss	—	—	—	—	—	—	(8,501)	(8,501)
Balances at June 30, 2024	51,142	$51	905	$—	$2,418,608	$(4,822)	$(812,938)	$1,600,899
Issuance of common stock under stock plans	272	—	(2)	—	1,287	—	—	1,287
Restricted stock units taxes paid in cash	(7)	—	—	—	(4,238)	—	—	(4,238)
Stock-based compensation	—	—	—	—	135,317	—	—	135,317
Other comprehensive loss, net of tax	—	—	—	—	—	10,471	—	10,471
Net income	—	—	—	—	—	—	8,146	8,146
Balances at September 30, 2024	51,407	$51	903	$—	$2,550,974	$5,649	$(804,792)	$1,751,882

	Common Stock, $0.001 Par Value		Treasury Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	$	Shares	$	Capital	(Loss)	Deficit	Total
Balances at December 31, 2022	49,217	$49	910	$—	$1,647,446	$(12,890)	$(639,927)	$994,678
Issuance of common stock under stock plans	635	1	—	—	23,978	—	—	23,979
Restricted stock units taxes paid in cash	(11)	—	—		(4,102)	—	—	(4,102)
Stock-based compensation	—	—	—	—	223,087	—	—	223,087
Other comprehensive income, net of tax	—	—	—	—	—	4,505	—	4,505
Net loss	—	—	—	—	—	—	(148,523)	(148,523)
Balances at June 30, 2023	49,841	$50	910	$—	$1,890,409	$(8,385)	$(788,450)	$1,093,624
Issuance of common stock under stock plans	280	—	—	—	1,316	—	—	1,316
Restricted stock units taxes paid in cash	(7)	—	—	—	(3,468)	—	—	(3,468)
Stock-based compensation	—	—	—	—	112,482	—	—	112,482
Other comprehensive loss, net of tax	—	—	—	—	—	(993)	—	(993)
Net loss	—	—	—	—	—	—	(3,577)	(3,577)
Balances at September 30, 2023	50,114	$50	910	$—	$2,000,739	$(9,378)	$(792,027)	$1,199,384

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Operating Activities:
Net loss	(355)	$(152,100)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities, net of acquisitions
Depreciation and amortization	68,447	53,508
Stock-based compensation	370,382	318,545
Restructuring charges	—	64,938
Gain on strategic investments	(18,555)	—
Impairment of strategic investments	4,094	—
(Benefit from) provision for deferred income taxes	(611)	4,943
Amortization of debt discount and issuance costs	1,501	1,477
Accretion of bond discount	(36,694)	(30,213)
Unrealized currency translation	(3,377)	(1,380)
Changes in assets and liabilities
Accounts receivable	13,861	13,178
Prepaid expenses and other assets	(8,606)	(36,023)
Deferred commission expense	(61,425)	(54,335)
Right-of-use assets	26,461	23,244
Accounts payable	1,449	(5,165)
Accrued expenses and other liabilities	39,322	34,276
Operating lease liabilities	(32,555)	(28,933)
Deferred revenue	41,119	40,699
Net cash and cash equivalents provided by operating activities	404,458	246,659
Investing Activities:
Purchases of investments	(1,486,338)	(1,137,283)
Maturities of investments	1,155,555	1,154,784
Sale of investments	1,997	—
Equity method investment	(3,943)	(2,250)
Purchases of property and equipment	(25,213)	(25,031)
Purchases of strategic investments	(7,623)	(9,250)
Capitalization of software development costs	(66,721)	(49,288)
Proceeds from net working capital settlement	1,933	—
Net cash and cash equivalents used in investing activities	(430,353)	(68,318)
Financing Activities:
Employee taxes paid related to the net share settlement of stock-based awards	(17,777)	(7,571)
Proceeds related to the issuance of common stock under stock plans	61,211	37,934
Net cash and cash equivalents provided by financing activities	43,434	30,363
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,534	(4,181)
Net increase in cash, cash equivalents and restricted cash	22,073	204,523
Cash, cash equivalents and restricted cash, beginning of period	392,040	334,175
Cash, cash equivalents and restricted cash, end of period	$414,113	$538,698
Supplemental cash flow disclosure:
Cash paid for income taxes	$11,037	$11,465
Cash paid for interest	$861	$861
Right-of-use assets obtained in exchange for operating lease liabilities	$503	$4,668
Right-of-use asset reductions related to operating lease terminations	$—	$(1,210)
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$793	$7,257
Asset retirement obligations	$—	$(201)

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

In November 2024, the FASB issued guidance that requires the disclosure about specific types of expenses included in the expense captions presented on the face of the income statement. The new standard will be effective for the Company for the annual periods beginning January 1, 2027, and for interim periods beginning January 1, 2028, with early adoption permitted. The Company is currently evaluating the impact of adoption of the standard on its consolidated financial statements.

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

Changes to the interim consolidated statements of operations for the three and nine months ended September 30, 2023, as a result of the error, were as follows (in thousands, except per share data):

Consolidated Statements of Operations and Comprehensive Loss	For the Three Months Ended September 30, 2023
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Cost of revenues - Subscription	$73,781	$(1,886)	$71,895
Total cost of revenues	87,526	(1,886)	85,640
Gross profit	470,031	1,886	471,917
Loss from operations	(20,442)	1,886	(18,556)
Loss before income tax expense	(6,875)	1,886	(4,989)
Net loss	(5,463)	1,886	(3,577)
Comprehensive loss	(6,456)	1,886	(4,570)
Net loss per common share, basic and diluted	$(0.11)	$0.04	$(0.07)

	For the Nine Months Ended September 30, 2023
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Cost of revenues - Subscription	$215,944	$(5,933)	$210,011
Total cost of revenues	256,854	(5,933)	250,921
Gross profit	1,331,461	5,933	1,337,394
Loss from operations	(183,708)	5,933	(177,775)
Loss before income tax expense	(148,458)	5,933	(142,525)
Income tax expense	(14,233)	4,658	(9,575)
Net loss	(162,691)	10,591	(152,100)
Comprehensive loss	(159,179)	10,591	(148,588)
Net loss per common share, basic and diluted	$(3.27)	$0.22	$(3.06)

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

Deferred Revenue and Deferred Commission Expense

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue. Deferred revenue during the nine months ended September 30, 2024 increased by $45.8 million resulting from $715.5 million of additional invoicing and was offset by revenue recognized of $669.7 million during the same period. $397.8 million of revenue was recognized during the three months ended September 30, 2024 that was included in deferred revenue at the beginning of the period. $626.9 million of revenue was recognized during the nine months ended September 30, 2024 that was included in deferred revenue at the beginning of the period. As of September 30, 2024, approximately $939.7 million of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year. The Company expects to recognize revenue on approximately 90% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

Additional contract liabilities of $6.4 million and $4.5 million were included in accrued expenses and other current liabilities on the consolidated balance sheet as of September 30, 2024 and December 31, 2023.

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

Deferred commission expense during the three months ended September 30, 2024 increased by $26.5 million as a result of deferring incremental costs of obtaining a contract of $57.7 million and was offset by amortization of $31.2 million during the same period. Deferred commission expense during the nine months ended September 30, 2024 increased by $63.2 million as a result of deferring incremental costs of obtaining a contract of $159.4 million and was offset by amortization of $96.2 million during the same period.

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

A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$8,146	$(3,577)	$(355)	$(152,100)
Weighted-average common shares outstanding — basic	51,354	50,051	51,017	49,719
Dilutive effect of share equivalents resulting from stock options, RSUs, ESPP, PSUs, and the Conversion Options	424	—	—	—
Weighted-average common shares, outstanding — diluted	51,778	50,051	51,017	49,719
Net income (loss) per share, basic	$0.16	$(0.07)	$(0.01)	$(3.06)
Net income (loss) per share, diluted	$0.16	$(0.07)	$(0.01)	$(3.06)

The Company uses the if-converted method when calculating any potential dilutive effect of the Conversion Options, which assumes conversion of outstanding convertible securities at the beginning of the reporting period or date of issuance, if the convertible security was issued during the period.

Since the Company incurred net losses for the nine months ended September 30, 2024 and the three and nine months ended September 30, 2023, diluted net loss per share is the same as basic net loss per share. All of the Company’s outstanding stock options,

RSUs, PSUs, and shares issuable under the ESPP, as well as the Conversion Options were excluded in the calculation of diluted net loss per share as the effect would be anti-dilutive for these periods.

The following table contains all potentially dilutive common stock equivalents.

	As of September 30,
	2024	2023
	(in thousands)
Options to purchase common shares	339	485
RSUs	1,677	2,020
Conversion Option of the 2025 Notes	1,625	1,625
PSUs	29	—
ESPP	—	—

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at September 30, 2024 and December 31, 2023:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$15,211	$—	$—	$15,211
Commercial paper	—	12,008	—	12,008
Corporate bonds	—	275,485	—	275,485
U.S. Government agency securities	—	119,140	—	119,140
U.S. Treasury securities	—	1,288,410	—	1,288,410
Strategic investments	—	—	12,703	12,703
Restricted cash:
Money market funds	—	4,053	—	4,053
Total assets	$15,211	$1,699,096	$12,703	$1,727,010

Accrued expenses and other current liabilities:
Foreign currency derivative liabilities	$—	$766	$—	$766
Total liabilities	$—	$766	$—	$766

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$20,003	$—	$—	$20,003
Commercial paper	—	13,504	—	13,504
Corporate bonds	—	237,406	—	237,406
U.S. Government agency securities	—	122,758	—	122,758
U.S. Treasury securities	—	960,763	—	960,763
Strategic investments	—	—	13,159	13,159
Restricted cash:
Money market funds	—	4,053	—	4,053
Total	$20,003	$1,338,484	$13,159	$1,371,646

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At September 30, 2024 and December 31, 2023, Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. Certain non-marketable investments measured at fair value on a non-recurring basis are classified as Level 3 as their fair value measurements may include a combination of observable and unobservable inputs.

Foreign currency derivative assets and liabilities are classified as Level 2 and are valued using observable inputs, such as quotations on forward and spot rates for currencies, interest rates and credit derivative market rates.

As of September 30, 2024, the fair value of the 2025 Notes was $864.2 million. The fair value was determined based on the quoted price of the 2025 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy.

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

Strategic investments that consist of non-controlling equity investments without readily determinable fair values in privately held companies for which the Company does not have the ability to exercise significant influence are measured under the measurement alternative method. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the statement of operations. The Company holds $63.7 million of strategic investments without readily determinable fair values at September 30, 2024 and $41.1 million of strategic investments without readily determinable fair values at December 31, 2023. These investments are included in other assets on the consolidated balance sheets.

In the nine months ended September 30, 2024, the Company adjusted the fair value of its strategic investments and recognized a gain of $18.6 million and also recorded an impairment of the carrying value of its strategic investments of $4.1 million, resulting in a net gain of $14.5 million, which is reported in the consolidated statements of operations as other income. There were no adjustments to the carrying value of the strategic investments resulting from impairments or observable price changes in the three and nine months ended September 30, 2023.

The following tables summarize the composition of our short- and long-term investments at September 30, 2024 and December 31, 2023.

	September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$10,516	$—	$—	$10,516
Corporate bonds	274,178	1,386	(79)	275,485
U.S. Government agency securities	118,597	586	(43)	119,140
U.S. Treasury securities	1,287,149	1,293	(32)	1,288,410
Total	$1,690,440	$3,265	$(154)	$1,693,551

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$11,513	$—	$—	$11,513
Corporate bonds	237,662	422	(678)	237,406
U.S. Government agency securities	122,414	520	(176)	122,758
U.S. Treasury securities	953,457	1,087	(273)	954,271
Total	$1,325,046	$2,029	$(1,127)	$1,325,948

For all of our securities for which the amortized cost basis was greater than the fair value at September 30, 2024, the Company has concluded that there is no plan to sell the security nor is it more likely than not that the Company would be required to sell the security before its anticipated recovery. The Company further assesses whether the decline in fair value below amortized cost is due to credit or non-credit related factors by considering the extent to which fair value is less than amortized cost, credit ratings, the financial health of the industry and sector of the issuer, the overall risk profile of the securities, overall macroeconomic conditions, and more. As of September 30, 2024, no allowance for credit losses in investments was recorded.

Contractual Maturities

The contractual maturities of short-term and long-term investments held at September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024		December 31, 2023
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
	(in thousands)		(in thousands)
Due within one year	$1,526,159	$1,527,928	$1,000,447	$1,000,245
Due after 1 year through 2 years	164,281	165,623	324,599	325,703
Total	$1,690,440	$1,693,551	$1,325,046	$1,325,948

5. Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows for the nine months ended September 30, 2024 and 2023.

	September 30, 2024	September 30, 2023	December 31, 2023
	(in thousands)
Cash and cash equivalents	$410,060	$535,545	$387,987
Restricted cash, included other assets	4,053	3,153	4,053
Total cash, cash equivalents, and restricted cash	$414,113	$538,698	$392,040

6. Derivatives

Cash flow hedges

The Company enters into foreign currency forward contracts to reduce the risk of variability in future cash flow due to foreign currency exchange rate fluctuation from certain forecasted revenue transactions billed in currencies other than the U.S. Dollar. These transactions are designated as cash flow hedges. The foreign currency forward contracts have maturities 12 months or less. Hedge effectiveness is assessed at inception and at each reporting period utilizing statistical regression analysis. The derivatives are subject to master netting arrangements and are disclosed on a gross basis on the consolidated balance sheets. Unrealized foreign exchange gains or losses related to those designated cash flow hedge contracts are recorded in accumulated other comprehensive income ("AOCI") and are reclassified into revenues in the same periods when the hedged transactions are recognized in earnings. Cash flows from the settlement of these forward contracts are classified as operating activities on the consolidated statements of cash flows. As of September 30, 2024, the Company had designated cash flow hedge forward contracts with notional amounts equivalent to $28.1 million.

The following summarizes the fair value of derivative financial instruments as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024	As of December 31, 2023
	(in thousands)
Accrued expenses and other current liabilities
Cash flow hedges	$766	$—
Total	$766	$—

The following table presents the activity of foreign currency forward contracts designated as hedging instruments and the impact of these derivatives on AOCI:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Beginning balance at January 1, 2024	$—	$—
Net losses recognized in other comprehensive income, net of tax	1,245	—
Net losses reclassified from AOCI to earnings	(310)	—
Ending balance at September 30, 2024	$935	$—

The effect of hedges on the consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Losses reclassified from AOCI related to cash flow hedges
Revenue	$(254)	$—	$(310)	$—

As of September 30, 2024, the Company estimates the net amount of unrealized gain (losses) before tax on the foreign currency contracts expected to be reclassified into revenue over the next 12 months is approximately $0.3 million.

7. Property and Equipment

Property and equipment consists of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Computer equipment and purchased software	$17,080	$16,395
Employee related computer equipment	60,064	50,018
Furniture and fixtures	21,062	20,666
Leasehold improvements	113,709	112,714
Internal-use software	66,357	48,894
Construction in progress	160	—
Total property and equipment	278,432	248,687
Less: accumulated depreciation	(167,482)	(145,356)
Property and equipment, net	$110,950	$103,331

Depreciation and amortization expense on property and equipment was $7.8 million for the three months ended September 30, 2024, $21.9 million for the nine months ended September 30, 2024, $7.7 million for the three months ended September 30, 2023, and $21.8 million for the nine months ended September 30, 2023.

8. Capitalized Software Development Costs

Capitalized software development costs, exclusive of those recorded within property and equipment, consisted of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Gross capitalized software development costs	$344,049	$257,052
Accumulated amortization	(199,220)	(150,823)
Capitalized software development costs, net	$144,829	$106,229

These capitalized software development costs are associated with software developed for the Company's customer platform. Capitalized software development costs recorded within property and equipment are associated with software developed for Company use.

Amortization of capitalized software development costs, exclusive of costs recorded within property and equipment, was $21.0 million for the three months ended September 30, 2024, $54.8 million for the nine months ended September 30, 2024, $12.6 million for the three months ended September 30, 2023, and $33.1 million for the nine months ended September 30, 2023.

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

Each $1,000 of principal amount of the 2025 Notes will initially be convertible into 3.5396 shares of the Company’s common stock (the “Conversion Option of the 2025 Notes”), which is equivalent to an initial conversion price of approximately $282.52 per share, subject to adjustment upon the occurrence of certain specified events. On or after March 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2025 Notes at any time. The 2025 Notes will be convertible at the option of the holders prior to the close of business on the business day immediately preceding March 1, 2025 under certain circumstances as described in the indenture governing the 2025 Notes (the “Indenture”). Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The 2025 Notes are classified as short-term debt and the Company expects to settle the principal amount of the 2025 Notes in cash. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended September 30, 2024 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2025 Notes are convertible at the option of the holders thereof during the calendar quarter ending December 31, 2024. As of November 1, 2024, the Company has not received any conversion notices.

The net carrying amount of the liability component of the 2025 Notes is as follows:

	As of September 30, 2024	As of December 31, 2023
	(in thousands)
Principal	$459,049	$459,076
Unamortized issuance costs	(1,375)	(2,870)
Net carrying amount	$457,674	$456,206

Interest expense related to the 2025 Notes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Contractual interest expense	$430	$431	$1,291	$1,291
Amortization of issuance costs	499	497	1,501	1,477
Total interest expense	$929	$928	$2,792	$2,768

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

10. Commitments and Contingencies

Contractual Obligations

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through February 2035. Certain leases contain optional termination dates. The table below only includes payments up to the optional termination date. If the Company were to extend leases beyond the optional termination date, the future commitments would increase by approximately $80.4 million.

Included in the table below is an operating lease commitment for a lease that has not yet commenced of approximately $5.7 million.

Future minimum payments under all operating lease agreements as of September 30, 2024 are as follows:

(in thousands)
Remainder of 2024	$14,316
2025	57,458
2026	54,136
2027	48,981
2028	36,220
Thereafter	164,571
Total	$375,682

The Company has entered into certain non-cancelable vendor commitments, which require the future purchase of goods or services. Future minimum payments under all non-cancelable vendor commitments as of September 30, 2024 are as follows:

(in thousands)
Remainder of 2024	$42,120
2025	236,930
2026	236,800
2027	187,846
2028	184
Thereafter	—
Total	$703,880

Legal Contingencies

From time to time, the Company may become a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, and threatened claims, breach of contract claims, tax, and other matters. The Company currently has no material pending litigation.

11. Leases

The Company leases office facilities under non-cancelable operating leases that expire at various dates through February 2035. During the nine months ended September 30, 2024, the Company modified various leases of office spaces globally. The Company recorded a reduction in right-of-use assets of $6.9 million and an increase in lease liabilities of $0.9 million for these leases during the period upon the lease modification.

Operating lease expense and cash payments related to operating lease liabilities for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Operating lease expense	$9,838	$10,230	$29,577	$33,139
Cash payments	$12,577	$14,701	$42,002	$45,827

The Company subleases some of its unused spaces to third parties. Operating sublease income generated under all operating lease agreements for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Operating sublease income	$1,404	$1,953	$5,330	$5,995

12. Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), which is reported as a component of stockholders’ equity, for the nine months ended September 30, 2024 and 2023.

	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Investments	Unrealized Gain (Loss) on Derivate Instruments	Total
	(in thousands)
Beginning balance at January 1, 2024	$950	$877	$—	$1,827
Other comprehensive income (loss) before reclassifications	2,548	2,209	(1,245)	3,512
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	310	310
Ending balance at September 30, 2024	$3,498	$3,086	$(935)	$5,649

	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Investments	Total
	(in thousands)
Beginning balance at January 1, 2023	$(3,070)	$(9,820)	$(12,890)
Other comprehensive income (loss) before reclassifications	(1,805)	5,317	3,512
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—
Ending balance at September 30, 2023	$(4,875)	$(4,503)	$(9,378)

13. Stock-Based Compensation Expense

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Options	$1,917	$2,958	$6,309	$8,798
RSUs	117,895	96,638	334,637	287,575
PSUs	6,356	3,866	17,524	9,882
Employee stock purchase plan	4,098	4,044	11,912	12,290
Total stock-based compensation expense	$130,266	$107,506	$370,382	$318,545

Effect of stock-based compensation expense on income by line item:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Cost of revenue, subscription	$6,408	$3,157	$16,811	$9,110
Cost of revenue, professional services and other	1,113	1,201	3,328	3,748
Research and development	62,595	49,460	177,914	146,845
Sales and marketing	36,218	34,439	107,543	103,233
General and administrative	23,932	19,249	64,786	55,609
Total stock-based compensation expense	$130,266	$107,506	$370,382	$318,545

Capitalized software development costs excluded from stock-based compensation expense were $10.7 million for the three months ended September 30, 2024, $29.7 million for the nine months ended September 30, 2024, $6.9 million for the three months ended September 30, 2023, and $21.0 million for the nine months ended September 30, 2023. Also excluded from stock-based compensation expense in the nine months ended September 30, 2023 was $1.0 million incurred in connection with the Restructuring Plan. See Note 15 for more details.

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

Revenues by geographical region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Americas	$404,347	$337,113	$1,165,218	$966,762
Europe	210,893	174,428	603,689	488,009
Asia Pacific	54,481	46,016	155,458	133,544
Total	$669,721	$557,557	$1,924,365	$1,588,315
Percentage of revenues generated outside of the Americas	40%	40%	39%	39%

Revenue derived from customers outside the United States (international) was approximately 47% of total revenue in the three and nine months ended September 30, 2024 and 2023.

Total long-lived assets by geographical region:

	As of September 30, 2024	As of December 31, 2023
	(in thousands)
Americas	$227,600	$235,141
Europe	104,054	112,176
Asia Pacific	5,218	7,085
Total long-lived assets	$336,872	$354,402
Percentage of long-lived assets held outside of the Americas	32%	34%

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

The Company incurred restructuring charges of $1.0 million in the three months ended September 30, 2024 and $2.8 million in the nine months ended September 30, 2024 consisting of variable facilities related costs on unused space. During the nine months ended September 30, 2023, the Company terminated and abandoned various leases of office spaces globally. The Company recorded a reduction in right-of-use assets of $44.6 million and an increase in lease liabilities of $6.3 million for these leases during the period upon the lease terminations or abandonments. In the three months ended September 30, 2023, the Company incurred $0.8 million of restructuring charges in connection with these leases. In the nine months ended September 30, 2023, the Company incurred $93.3 million of restructuring charges, composed of $66.4 million related to facilities and $26.9 million for severance, employee related benefits, and other costs, including $1.0 million of stock-based compensation expense. The charges are recorded to the restructuring line item within the consolidated statements of operations.

Future variable facilities related costs for vacated properties will continue to be recorded to restructuring charges. As of September 30, 2024, the Company did not have any remaining liabilities accrued related to the Restructuring Plan.

16. Subsequent Event

On October 30, 2024, the Company acquired all outstanding shares of Cacheflow Inc. (“Cacheflow”), a B2B subscription billing management and configure, price, quote (“CPQ”) solution, for cash consideration of approximately $65.0 million, subject to customary post-closing adjustments and conditions. The acquisition will expand its commerce capabilities for subscription billing and quote-to-cash automation to help customers close deals faster. Due to the limited amount of time since the date of acquisition, the Company is in the process of finalizing the accounting for this transaction and expects to complete the preliminary purchase price allocation in the fourth quarter of 2024. This acquisition is expected to have an insignificant impact on the Company’s 2024 revenue.

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

The core of our customer platform is our Smart CRM: a single database of lead and customer information that allows businesses to track their interactions with contacts and customers, manage their customer activities, and report on their pipeline and sales. Our customer platform was built to easily and seamlessly integrate third party applications to further customize to an individual company’s industry or needs. As data is becoming more important to our customers’ success and a differentiator for our business, there is a need to move quickly on data enrichment. The acquisition of APIHub, Inc. (dba Clearbit), which closed in December 2023, allowed us to build Breeze Intelligence, a B2B-focused data enrichment tool directly into our customer platform.

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

We focus on selling to mid-market business-to-business, or B2B, companies, which we define as companies that have between two and 2,000 employees. While our customer platform was built to grow with any company, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving this market segment. These mid-market businesses seek an integrated, easy-to-implement and easy-to-use solution to reach customers and compete with organizations that have larger marketing, sales, and customer service budgets. We efficiently reach these businesses at scale through our proven inbound methodology, our Solutions Partners, and our “freemium” model. A Solutions Partner is a service provider that helps businesses with strategy, execution, and implementation of go-to-market activities and technology solutions. Our freemium model attracts customers who begin using our customer platform through our free products and then upgrade to our paid products. As of September 30, 2024, we had 8,103 full-time employees and 238,128 Customers of varying sizes in more than 135 countries, representing many industries.

We derive most of our revenue from subscriptions to our cloud-based customer platform and related professional services, which consist of customer on-boarding, training and consulting services. Subscription revenue accounted for 98% of our total revenue for the three and nine months ended September 30, 2024 and 2023. We sell multiple product plans at different base prices on a subscription basis, each of which includes our Smart CRM and integrated applications to meet the needs of the various customers we serve. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We also generate additional revenue based on the purchase of additional subscriptions, products and seats, and the number of account users and subdomains. Most of our Customers’ subscriptions are one year or less in duration.

Subscriptions are billed in advance on various schedules. Because the mix of billing terms for orders can vary from period to period, the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. Accordingly, we do not believe that change in deferred revenue is an accurate indicator of future revenue.

Many of our customers purchase on-boarding, training, and consulting services, as well as other tools, which are designed to help customers enhance their ability to attract, engage and delight their customers using our customer platform. We also generate revenue from Commerce Hub and a number of revenue-share agreements with other companies based on mutually agreed upon terms. Professional services and other revenue accounted for 2% of total revenue for three and nine months ended September 30, 2024 and 2023.

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

Results of Operations for the Three Months Ended September 30, 2024 and 2023

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Revenues:
Subscription	$654,738	$545,832	$1,882,241	$1,553,253
Professional services and other	14,983	11,725	42,124	35,062
Total revenue	669,721	557,557	1,924,365	1,588,315
Cost of revenues:
Subscription	85,066	71,895	247,408	210,011
Professional services and other	14,258	13,745	42,520	40,910
Total cost of revenues	99,324	85,640	289,928	250,921
Gross profit	570,397	471,917	1,634,437	1,337,394
Operating expenses:
Research and development	191,185	156,871	565,001	454,511
Sales and marketing	309,928	271,448	904,010	787,423
General and administrative	77,928	61,308	219,380	179,939
Restructuring	987	846	2,847	93,296
Total operating expenses	580,028	490,473	1,691,238	1,515,169
Loss from operations	(9,631)	(18,556)	(56,801)	(177,775)
Other expense:
Interest income	21,780	16,181	60,877	40,195
Interest expense	(936)	(950)	(2,772)	(2,817)
Other (expense) income	(565)	(1,664)	14,381	(2,128)
Total other income	20,279	13,567	72,486	35,250
Income (loss) before income tax expense	10,648	(4,989)	15,685	(142,525)
Income tax (expense) benefit	(2,502)	1,412	(16,040)	(9,575)
Net income (loss)	$8,146	$(3,577)	$(355)	$(152,100)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Subscription	98%	98%	98%	98%
Professional services and other	2	2	2	2
Total revenue	100	100	100	100
Cost of revenue:
Subscription	13	13	13	13
Professional services and other	2	2	2	3
Total cost of revenue	15	15	15	16
Gross profit	85	85	85	84
Operating expenses:
Research and development	29	28	29	29
Sales and marketing	46	49	47	50
General and administrative	12	11	11	11
Restructuring	0	0	0	6
Total operating expenses	87	88	88	95
Loss from operations	(1)	(3)	(3)	(11)
Total other income	3	2	4	2
Income (loss) before income tax expense	2	(1)	1	(9)
Income tax (expense) benefit	(0)	0	(1)	(1)
Net income (loss)	1%	(1)%	(0)%	(10)%

Percentages are based on actual values. Totals may not sum due to rounding.

Three and Nine Months Ended September 30, 2024 Compared to the Three and Nine Months Ended September 30, 2023

Revenue

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
(dollars in thousands)	2024	2023	Change	Change	2024	2023	Change	Change
Revenues:
Subscription	$654,738	$545,832	$108,906	20%	$1,882,241	$1,553,253	$328,988	21%
Professional services and other	14,983	11,725	3,258	28%	42,124	35,062	7,062	20%
Total revenue	$669,721	$557,557	$112,164	20%	$1,924,365	$1,588,315	$336,050	21%

Three month change

Subscription revenue increased during the three months ended September 30, 2024 compared to the same period in 2023 primarily due to the increase in Customers, which grew from 194,098 as of September 30, 2023 to 238,128 as of September 30, 2024. Average Subscription Revenue per Customer decreased from $11,520 for the three months ended September 30, 2023 to $11,235 for the three months ended September 30, 2024. The growth in Customers was primarily driven by increased demand for our lower-priced Starter products, as well as Professional and Enterprise products from our new seats model. The decrease in Average Subscription Revenue per Customer was primarily driven by continued purchases of our lower-priced Starter products and the impact of our new seats pricing model, offset by a continued demand for our Professional and Enterprise products, as well as the addition of customers from the acquisition of Clearbit.

Professional services and other revenue increased during the three months ended September 30, 2024 compared to the same period in 2023 primarily due to an increase in other revenue streams, including Commerce Hub.

Nine month change

Subscription revenue increased during the three months ended September 30, 2024 compared to the same period in 2023 primarily due to the increase in Customers, which grew from 194,098 as of September 30, 2023 to 238,128 as of September 30, 2024. Average Subscription Revenue per Customer decreased from $11,457 for the nine months ended September 30, 2023 to $11,324 for the nine months ended September 30, 2024. The growth in Customers was primarily driven by increased demand for our lower-priced Starter products, as well as Professional and Enterprise products from our new seats model. The decrease in Average Subscription Revenue per Customer was primarily by continued purchases of our lower-priced Starter products and the impact of our new seats pricing model, offset by a continued demand for our Professional and Enterprise products, as well as the addition of customers from the acquisition of Clearbit.

Professional services and other revenue increased during the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to an increase in other revenue streams, including Commerce Hub.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
(dollars in thousands)	2024	2023	Change	Change	2024	2023	Change	Change
Total cost of revenue	$99,324	$85,640	$13,684	16%	$289,928	$250,921	$39,007	16%
Gross profit	$570,397	$471,917	$98,480	21%	$1,634,437	$1,337,394	$297,043	22%
Gross margin percentage	85%	85%			85%	84%

Total cost of revenue for the three and nine months ended September 30, 2024 increased compared to the same period in 2023 primarily due to an increase in subscription and hosting costs, amortization of capitalized software development costs, amortization of acquired technology and employee-related costs, offset by a decrease in allocated overhead expenses. Gross margins remained consistent year-over-year.

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
(dollars in thousands)	2024	2023	Change	Change	2024	2023	Change	Change
Subscription cost of revenue	$85,066	$71,895	$13,171	18%	$247,408	$210,011	$37,397	18%
Percentage of subscription revenue	13%	13%			13%	14%

The increase in subscription cost of revenue for the three and nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Subscription and hosting costs	$2,772	$9,783
Amortization of capitalized software development costs	7,479	19,253
Amortization of acquired technology	1,474	4,430
Employee-related costs	1,527	5,791
Allocated overhead expenses	(81)	(1,860)
	$13,171	$37,397

Three month change

Subscription and hosting costs increased primarily due to growth in our Customer base from 194,098 as of September 30, 2023 to 238,128 as of September 30, 2024. We also saw higher subscription and hosting costs as we continued to focus on the security, reliability and performance of our customer platform. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continued to develop new products and increased functionality. Amortization of acquired technology increased due to the amortization of acquired technology associated with our acquisition of Clearbit in December 2023. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Allocated overhead expenses increased due to an increase in shared company third-party services costs.

Nine month change

Subscription and hosting costs increased primarily due to growth in our Customer base from 194,098 as of September 30, 2023 to 238,128 as of September 30, 2024. We also saw higher subscription and hosting costs as we continued to focus on the security, reliability and performance of our customer platform. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continued to develop new products and increased functionality. Amortization of acquired technology increased due to the amortization of acquired technology associated with our acquisition of Clearbit in December 2023. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Allocated overhead expenses decreased primarily due to the reduction of our leased space as a result of the global lease consolidation under the Restructuring Plan, offset slightly by an increase in shared company third-party services costs.

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
(dollars in thousands)	2024	2023	Change	Change	2024	2023	Change	Change
Professional services and other cost of revenue	$14,258	$13,745	$513	4%	$42,520	$40,910	$1,610	4%
Percentage of professional services and other revenue	95%	117%			101%	117%

The increase in professional services and other cost of revenue for three and nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Allocated overhead and other expenses	$2,339	$6,979
Employee-related costs	(1,826)	(5,369)
	$513	$1,610

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

Research and Development

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
(dollars in thousands)	2024	2023	Change	Change	2024	2023	Change	Change
Research and development	$191,185	$156,871	$34,314	22%	$565,001	$454,511	$110,490	24%
Percentage of total revenue	29%	28%			29%	29%

The increase in research and development expense for the three and nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Employee-related costs	$29,658	$101,100
Allocated overhead expenses	4,314	7,079
Professional fees	342	2,311
	$34,314	$110,490

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

Sales and Marketing

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
(dollars in thousands)	2024	2023	Change	Change	2024	2023	Change	Change
Sales and marketing	$309,928	$271,448	$38,480	14%	$904,010	$787,423	$116,587	15%
Percentage of total revenue	46%	49%			47%	50%

The increase in sales and marketing expense for the three and nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Employee-related costs	$33,737	$101,911
Marketing programs	1,794	9,412
Allocated overhead expenses	1,626	5,786
Solutions Partner commissions	1,323	(522)
	$38,480	$116,587

Three month change

Employee-related costs increased as a result of increased headcount as we expanded our selling and marketing organizations to grow our customer base. Marketing programs increased due to the timing and size of certain marketing efforts as we made investments in attracting new customers. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure. Solutions Partner commissions increased as a result of increased revenue generated through our Solutions Partners, partially offset by certain costs that are deferred and amortized over two to four years as we changed the duration of certain Solutions Partner commissions term from lifetime to three years.

Nine month change

Employee-related costs increased as a result of increased headcount as we expanded our selling and marketing organizations to grow our customer base. Marketing programs increased due to the timing and size of certain marketing efforts as we made investments in attracting new customers. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure. Solutions Partner commissions decreased as we changed the duration of certain Solutions Partner commissions term from lifetime to three years and began to defer these costs and amortize over a period of approximately two to four years in the first quarter of 2023. This was partially offset by increases in Solutions Partner commissions as a result of increased revenue generated through our Solutions Partners.

General and Administrative

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
(dollars in thousands)	2024	2023	Change	Change	2024	2023	Change	Change
General and administrative	$77,928	$61,308	$16,620	27%	$219,380	$179,939	$39,441	22%
Percentage of total revenue	12%	11%			11%	11%

The increase in general and administrative expense for the three and nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Employee-related costs	$11,008	$26,563
Customer credit card fees	955	3,129
Allocated overhead expenses	2,528	4,721
Professional fees	2,129	5,028
	$16,620	$39,441

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

Restructuring

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
(dollars in thousands)	2024	2023	Change	Change	2024	2023	Change	Change
Restructuring	$987	$846	$141	17%	$2,847	$93,296	$(90,449)	-97%
Percentage of total revenue	*	*			*	6%

Three month change

Restructuring charges in the three and nine months ended September 30, 2024 consists of only variable facilities-related costs on unused space. Restructuring charges were $0.8 million in the three months ended September 30, 2023 due to the implementation of the Restructuring Plan in the first quarter of 2023 and its continued execution during the third quarter. Restructuring costs consisted primarily of facilities related costs for the terminations and abandonments of leases globally.

Nine month change

Restructuring charges in the nine months ended September 30, 2024 consists of only variable facilities-related costs on unused space. Restructuring charges were $93.3 million in the nine months ended September 30, 2023 due to the implementation of the Restructuring Plan in the first quarter of 2023 and its continued execution during the third quarter. Restructuring costs primarily consisted of $26.9 million of severance, employee related benefits and other costs, and $66.4 million related to facilities for the termination and abandonment of leases globally.

Interest income

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
(dollars in thousands)	2024	2023	Change	Change	2024	2023	Change	Change
Interest income	$21,780	$16,181	$5,599	35%	$60,877	$40,195	$20,682	51%
Percentage of total revenue	3%	3%			3%	3%

Three and Nine month change

Interest income primarily consists of interest earned on invested cash and cash equivalents balances and investments. The increase during the three and nine months ended September 30, 2024 is due to an increase in yields on our investment balances.

Interest expense

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
(dollars in thousands)	2024	2023	Change	Change	2024	2023	Change	Change
Interest expense	$(936)	$(950)	$14	(1)%	$(2,772)	$(2,817)	$45	(2)%
Percentage of total revenue	*	*			*	*

* not meaningful

Three and Nine month change

Interest expense primarily consists of amortization of the debt discount and issuance costs and contractual interest expense related to our 2025 Notes. Interest expense remained relatively consistent.

Other income (expense)

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
(dollars in thousands)	2024	2023	Change	Change	2024	2023	Change	Change
Other (expense) income	$(565)	$(1,664)	$1,099	(66)%	$14,381	$(2,128)	$16,509	776%
Percentage of total revenue	*	*			1%	*

* not meaningful

The change in other income (expense) during the three and nine months ended September 30, 2024 is primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Foreign currency gains and losses	$1,099	$2,048
Impairment of strategic investments	—	(4,094)
Gain on strategic investments	—	18,555
	$1,099	$16,509

Three month change

Other income (expense) primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities. The change in foreign currency transactions is primarily attributable to the increase in the value of the Euro and British Pound Sterling relative to the U.S. Dollar.

Nine month change

Other income (expense) primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities. The change in foreign currency transactions is primarily attributable to the increase in the value of the Euro and British Pound Sterling relative to the U.S. Dollar. The increase in the impairment of and gain on strategic investments is due to an impairment of $4.1 million and gains of $18.6 million from observable price changes in the value of certain strategic investments in the nine months ended September 30, 2024 that did not occur in 2023.

Income tax expense

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
(dollars in thousands)	2024	2023	Change	Change	2024	2023	Change	Change
Income tax (expense) benefit	$(2,502)	$1,412	$(3,914)	(277)%	$(16,040)	$(9,575)	$(6,465)	68%
Effective tax rate	(23)%	(28)%			(102)%	7%

Three and nine month change

Income tax expense consists of current and deferred taxes for U.S. and international jurisdictions. The increase in income tax expense was primarily due to an increase in income generated in tax paying jurisdictions.

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

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents provided by operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Cash and cash equivalents	$410,060	$535,545
Working capital	950,157	1,148,778
Net cash and cash equivalents provided by operating activities	404,458	246,659
Net cash and cash equivalents used in investing activities	(430,353)	(68,318)
Net cash and cash equivalents provided by financing activities	43,434	30,363

Our cash and cash equivalents at September 30, 2024 were held for working capital purposes. At September 30, 2024, $238.8 million of our cash and cash equivalents was held in accounts outside the United States. We do not assert indefinite reinvestment of our foreign earnings because these earnings have been subject to United States Federal tax. While we have concluded that any incremental tax incurred upon ultimate distribution of these earnings to be immaterial, our current plans do not demonstrate a need to repatriate undistributed earnings to fund our U.S. operations.

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

Net cash and cash equivalents provided by operating activities during the nine months ended September 30, 2024 primarily reflected our net loss of $0.4 million, $68.4 million of depreciation and amortization, $370.4 million in stock-based compensation, an impairment of strategic investments of $4.1 million, and $1.5 million of amortization of debt discount and issuance costs, offset by non-cash expenses that included $36.7 million accretion of bond discounts, a gain on strategic investments of $18.5 million, $0.6 million benefit from deferred income taxes, and $3.4 million of unrealized currency translation. Working capital sources of cash and cash equivalents primarily included a $41.1 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $13.9 million decrease in accounts receivable related to increased collection, a $39.3 million decrease in accrued expenses and other liabilities, and a $26.5 million increase in right-of-use asset. These sources of cash and cash equivalents were offset by a $8.6 million increase in prepaid expenses and other assets, a $32.6 million decrease in operating lease liabilities, a $61.4 million increase in deferred commissions, and a $1.4 million increase in accounts payable related to timing of bill payments.

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

Net cash and cash equivalents used in investing activities during the nine months ended September 30, 2024 consisted primarily of cash used for $1.5 billion purchases of investments, $7.6 million of purchases of strategic investments, $3.9 million in an equity method investment, $25.2 million of purchased property and equipment, and $66.7 million of capitalized software development costs, offset by $1.2 billion received related to the maturity of investments, $2.0 million of proceeds from sale of investments, and $1.9 million of proceeds from a net working capital settlement.

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

For the nine months ended September 30, 2024 cash provided in financing activities consisted of $61.2 million of proceeds related to issuance of common stock under stock plans, offset by $17.8 million used for payment of employee taxes related to the net share settlement of stock-based awards.

For the nine months ended September 30, 2023 cash used in financing activities consisted $7.6 million used for payment of employee taxes related to the net share settlement of stock-based awards, offset by $37.9 million of proceeds related to issuance of common stock under stock plans.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2024 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Off-Balance Sheet Arrangements

As of September 30, 2024, we are committed to contribute additional capital of $3.0 million to the Black Economic Development Fund. There were no other material off-balance sheet arrangements.

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

Market Risk and Market Interest Risk

In June 2020, we issued $460 million aggregate principal amount of convertible senior notes due June 1, 2025, of which $459.0 million remains outstanding as of September 30, 2024. The fair value of the 2025 Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the 2025 Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of the 2025 Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Generally, the fair values of the 2025 Notes will increase as interest rates fall and decrease as interest rates rise. Additionally, we carry the 2025 Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. The Federal Reserve has raised, and may continue to raise interest rates in an effort to combat high inflation. There continues to be uncertainty in the changing market and economic conditions, including the possibility or additional measures that could be taken by the Federal Reserve and other government agencies, related to concerns over inflation risk.

The table below provides a sensitivity analysis of hypothetical 10% changes of our stock price as of September 30, 2024 and the estimated impact on the fair value of the 2025 Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such an event may have on the fair value of the 2025 Notes.

2025 Notes

Hypothetical change in HubSpot stock price	Fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$958,756	$94,573	11%
No change	$864,183	$—	—
10% decrease	$779,011	$(85,172)	(10)%

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the three months ended September 30, 2024 covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

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

After the implementation of our Restructuring Plan in January 2023, our headcount and operations continued to grow. For example, we had 8,103 full-time employees as of September 30, 2024 and 7,663 as of December 31, 2023. To date, we have opened several international offices. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We expect to continue to grow headcount and operations over the long-term. We anticipate future growth will be required over the long term to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. Furthermore, as more of our employees work remotely from geographic areas across the globe on a permanent basis pursuant to our hybrid workplace model, which provides our employees with the option to be fully remote, work full-time from one of our offices, or have the flexibility to work both in the office and remotely, we may need to reallocate our investment of resources and closely monitor a variety of local regulations and requirements, including local tax laws. We may experience unpredictability in our expenses and employee work culture. If we experience any of these effects in connection with future growth, if our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating new employees, or retaining our existing employees, it could materially impair our ability to attract new customers, retain existing customers and expand their use of our platform, all of which would materially and adversely affect our business, financial condition and results of operations.

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

The development of next-generation solutions that utilize new and advanced features, including AI and machine learning, such as Breeze, involves making predictions regarding the willingness of the market to adopt such technologies over legacy solutions. The Company may be required to commit significant resources to developing new products, software and services, such as Breeze, before knowing whether such investment will result in products or services that the market will accept.

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

Uncertainty around new and emerging AI applications such as generative AI content creation, including generative AI content creation from Breeze, may require additional investment in the development of proprietary datasets, machine learning models and systems to test for accuracy, bias and other variables, which are often complex, development of new approaches and processes to provide attribution or remuneration to content creators and building systems that enable creatives to have greater control over the use of their work in the development of AI, which may be costly and could impact our profit margin if we are unable to monetize such assets. In addition, AI technologies, including generative AI, may create content that appears correct but is factually inaccurate or flawed, or contains copyrighted or other protected material, and if our customers or others use this flawed content to their detriment, we may be exposed to brand or reputational harm, competitive harm, and/or legal liability. Developing, testing and deploying AI systems may also increase the cost profile of our offerings due to the nature of the computing costs involved in such systems.

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

We have in the past acquired, and we may in the future acquire or invest in, businesses, products or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. For example, in December 2023, we acquired Clearbit, a B2B data provider, and in October 2024, we acquired Cacheflow, a B2B subscription billing management and CPQ solution. We may not be able to fully realize the anticipated benefits of historical or any future acquisitions. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

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

We face exposure to movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. As we have expanded our international operations, our exposure to exchange rate fluctuations has increased, in particular with respect to the Euro, British Pound Sterling, Australian Dollar, Singapore Dollar, Japanese Yen, Colombian Peso, and Canadian Dollar. Fluctuations in the value of the U.S. dollar versus foreign currencies may impact our operating results when translated into U.S. dollars. Thus, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when re-measured, may differ materially from expectations. In addition, our operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. We recently implemented a hedging program intended to allow us to mitigate foreign exchange impacts, such as exposure to currency exchange rates in connection with significant transactions denominated in currencies other than the U.S. dollar, by entering into derivatives transactions such as foreign exchange forwards. We may also employ certain other strategies in the future to mitigate foreign currency risk. There can be no guarantee or assurance that such hedging program and the strategies we employ pursuant thereto will be effective to reduce or eliminate our exposure to foreign exchange rate fluctuations to the extent we anticipate, or at all. Furthermore, the hedging program and the derivatives transactions employed as part thereof involve costs and risks of their own, including ongoing management time and expertise, external costs to implement the programs and strategies, potential counterparty credit risk and liquidity risk, and potential accounting implications. Additionally, as we anticipate growing our business further outside of the United States, the effects of movements in currency exchange rates will increase as our transaction volume outside of the United States increases.

Weakened global economic conditions may harm our industry, business and results of operations.

Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the software industry may harm us. The United States and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, volatility in the banking sector, changes in the labor market, supply chain disruptions, bankruptcies, inflation and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. Moreover, a potential U.S. federal government shutdown resulting from budgetary decisions, a prolonged continuing resolution, breach of the federal debt ceiling, or a potential U.S. sovereign default, and the uncertainty surrounding the 2024 U.S. Presidential Election results may increase uncertainty and volatility in the global economy and financial markets. Weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs, trade agreements or governmental fiscal, monetary and tax policies, among others, could adversely impact our business, financial condition and operating results. Further, weak market conditions have, and could in the future result in, impairment of our investments and long-lived assets.

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

Cyber-attacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, social engineering (including phishing), and other compromises are prevalent in our industry, the industries of certain of our service providers and our customers' industries. We have in the past experienced threats and security incidents related to our data and systems, and we may in the future experience other threats, compromises, breaches, or incidents. Our internal computer systems and those of our current and any future strategic collaborators, vendors, and other contractors or consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, cybersecurity threats, terrorism, geopolitical conflict, war and telecommunication and electrical failures. Accordingly, if our cybersecurity measures or those of our service providers fail to protect against unauthorized access, attacks (which may include sophisticated cyber-attacks), compromise or the mishandling of data by our employees and contractors, then our reputation, customer trust, business, results of operations and financial condition could be adversely affected. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, vulnerabilities in first- or third-party code, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. This risk is increased by the difficulty of balancing rapid vulnerability patching and system availability in a large and rapidly-changing production environment. At times, we may be unable to patch all of our systems in a manner that strictly adheres to our internally prescribed timelines. The techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. Because the techniques used by threat actors who may attempt to penetrate and sabotage our computer systems change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Additionally, as remote work and resource access expand, there is an increased risk that we may experience cybersecurity-related events such as phishing attacks, exploitation of any cybersecurity flaws that may exist, an increase in the number of cybersecurity threats or attacks, and other security challenges as a result of most of our employees and our service providers continuing to work remotely from non-corporate managed networks. There is also a risk of potential increase in such attacks due to cyberwarfare in connection with the ongoing global conflicts, and this could adversely affect our and our suppliers' ability to maintain or enhance key cybersecurity and data protection measures. We have previously been, and may in the future become, the target of cyber-attacks, incidents, or compromises by third parties seeking unauthorized access to our or our customers' data, systems, or infrastructure, or to disrupt our operations or ability to provide our services.

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

The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual and proprietary rights. Companies in the software industry are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Many of our competitors and other industry participants have been issued patents and/or have filed patent applications and may assert patent or other intellectual property rights within the industry. Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters or notices or may be the subject of claims that our services and/or platform and underlying technology infringe or violate the intellectual property rights of others. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses. Our technologies may not be able to withstand any third-party claims against their use. Claims of intellectual property infringement, even those without merit, could require us to redesign our application, delay releases, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling our platform. If we cannot or do not license the infringed technology on reasonable terms or at all, or substitute similar technology from another source, our revenue and operating results could be adversely impacted. Additionally, our customers may not purchase our customer platform if they are concerned that they may infringe third-party intellectual property rights. The occurrence of any of these events may have a material adverse effect on our business.

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

Our handling of data across our products and services is subject to a variety of laws and regulations, including regulation by various government agencies, including the U.S. Federal Trade Commission ("FTC"), and various state, local and foreign agencies. We collect personal data and other data from our customers, prospects, partners, third-party providers and publicly available sources. We also handle personal data about our customers’ customers. We use this information to provide services to our customers, to support, expand and improve our business. We may also share customers’ personal data with third parties as authorized by the customer or as described in our privacy policy.

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

Within the European Union, the EU GDPR, and in the United Kingdom, the EU GDPR as incorporated into the laws of the United Kingdom ("UK") (the “UK GDPR” together with the EU GDPR, the “GDPR”), impose heightened obligations and risk upon our business and substantially increases the penalties to which we could be subject in the event of any non-compliance. Non-compliance with the GDPR and the related national data protection laws of the European Union Member States may result in monetary penalties of up to €20 million (£17.5 million) or 4% of worldwide annual revenue, whichever is higher.

The proliferation of privacy and data protection laws has heightened risks and uncertainties concerning cross-border transfers of personal data and other data, which could impose significant compliance costs and expenses on our business, increase our potential exposure to regulatory enforcement and/or litigation, and have a negative effect on our existing business and on our ability to attract and retain new customers. To enable the transfer of personal data outside of the European Union or United Kingdom, adequate safeguards must be implemented in compliance with data protection laws. On June 4, 2021, the European Commission published new versions of its Standard Contractual Clauses (“SCCs”), which are required for all transfers of personal data from the European Union to third countries (including the U.S). The United Kingdom is not subject to the new SCCs but has its own equivalent, being the international data transfer agreement and/or UK Addendum (“IDTAs”). Our customer agreements include the updated SCCs and UK IDTAs. Under the new SCCs and IDTAs, companies are also required to assess the risk of a data transfer on a case-by-case basis by undertaking a transfer impact assessment, and may be required to adopt additional measures to accomplish transfers of personal data to the United States and other third countries. There continue to be concerns about whether the SCCs will face additional challenges.

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

Separately, as the regulatory framework for machine learning technology and AI evolves, it is possible that new laws and regulations will be adopted, or that existing laws and regulations may be interpreted in ways that would affect our business and the ways in which we use AI and machine learning technology, our financial condition and our results of operations, including as a result of the cost to comply with such laws or regulations. For example, the EU’s Artificial Intelligence Act (“AI Act”) - the world’s first comprehensive AI law - entered into force on August 1, 2024 and, with some exceptions, become effective on August 2, 2026. This legislation imposes significant obligations on providers and deployers of high-risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific ethical, accountability, and administrative requirements, some of which may increase our costs and compliance obligations. Further, potential government regulation related to AI use and ethics may also increase the cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our products and services.

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

We generated net income of $0.4 million for the nine months ended September 30, 2024 and net losses of $152.1 million for the nine months ended September 30, 2023. As of September 30, 2024, we had an accumulated deficit of $804.8 million. We will need to generate and sustain increased revenue levels in future periods to become consistently profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We have spent and intend to continue to expend significant funds on our marketing, sales, customer service, operations, and content management operations, develop and enhance our customer platform, scale our data center infrastructure and services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

From time to time, we may invest funds in social impact investment funds, and may receive no return on our investment or lose our entire investment.

From time to time, we may invest in social impact investment funds. As of September 30, 2024, we have invested $8.5 million in the Black Economic Development Fund and $7.5 million in support of Minority Depository Institutions to help close the racial wealth, health and opportunity gap. There is no guarantee as to the performance of this investment or any similar investments we make in the future. Depending on the performance of this investment and future investments we may make, we may not receive any return on our investment or we may lose our entire investment, which could have an adverse effect on our business.

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

In the event the conditional conversion feature of the 2025 Notes is triggered, the holders thereof will be entitled to convert the 2025 Notes at any time during specified periods at their option. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended September 30, 2024 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2025 Notes are convertible at the option of the holders thereof during the calendar quarter ending December 31, 2024. As of November 1, 2024, the Company has not received any material conversion notices with respect to the 2025 Notes. Whether the Notes that remain outstanding will be convertible following the calendar quarter ended September 30, 2024 will depend on the continued satisfaction of this condition or another conversion condition in the future. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

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

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share, our stock price has ranged from $25.79 to $866.00 through September 30, 2024. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults on Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our directors and certain officers in the three months ended September 30, 2024, each of which is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name	Action Taken	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Dharmesh Shah (Co-Founder and Chief Technology Officer)	Adoption (August 16, 2024)	Trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)	224 days	75,000 shares

Item 6. Exhibits

The exhibits listed below are filed or incorporated by reference into this Report.

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.1(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant

3.2(3)	Fifth Amended and Restated Bylaws of the Registrant

4.1(4)	Form of Common Stock certificate of the Registrant

10.1**#	HubSpot, Inc. 2024 Stock Option and Incentive Plan, and forms of restricted stock and option agreements thereunder

10.2**#	Non-Employee Director Compensation Policy (as amended and currently in effect)

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104**	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

November 6, 2024