Form 10-K
period 2024-12-31
HUBSPOT INC
filed 2025-02-12
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report YES ☒ NO ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. YES ☒ NO ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on June 30, 2024, as reported by the New York Stock Exchange on such date was approximately $29,007,475,839. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

On February 7, 2025, the registrant had 52,153,077 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
•
our expectations regarding the potential impact of geo-political conflicts, inflationary pressures, foreign currency movement, macroeconomic stability, and catastrophic events, on our business, the broader economy, our workforce and operations, the markets in which we and our partners and customers operate, and our ability to forecast future financial performance;
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
•
our ability to maintain our brand and thought leadership position in marketing, selling and servicing;
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
•
We face significant competition from both established and new companies in the software market in which we operate, which may harm our ability to add new customers, retain existing customers and grow our business.
•
Failure to effectively develop and expand our marketing, sales, customer service, operations, and content management capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.
•
If we fail to adapt and respond effectively to rapidly changing technology (including AI and machine learning), evolving industry standards and changing customer needs or requirements, our customer platform may become less competitive.
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
•
Economic uncertainty may lead to decreased demand for our products and services and otherwise harm our business and results of operations.
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
•
We have a history of losses and may not achieve or, if achieved, sustain profitability in the future.
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

PART 1

ITEM I. BUSINESS

Overview

We provide a customer platform that helps businesses connect and grow better. We deliver seamless connection for customer-facing teams with a unified platform that includes three layers: Artificial Intelligence ("AI")-powered engagement hubs, a Smart customer relationship management product (“CRM”), and a connected ecosystem supporting the customer platform with a marketplace of integrations, templates, expert partners, a community network, and an academy of educational content.

Our AI-powered engagement Hubs include Marketing, Sales, Service, Operations, Content and Commerce, that enable companies to attract, engage, and delight customers throughout the customer lifecycle. The Smart CRM is the foundational layer that combines customer data with AI to power the entire customer platform with unified customer profiles and tools to manage and govern your team and business processes.

We focus on selling to mid-market business-to-business (“B2B”) companies, which we define as companies that have between 2 and 2,000 employees. We primarily sell our customer platform on a subscription basis. In 2024, our total revenue was $2.6 billion and we generated a net income of $4.6 million. As of December 31, 2024, we had 8,246 full-time employees and 247,939 Customers, as defined in our Key Business Metrics in Item 7, of varying sizes in more than 135 countries.

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

The HubSpot Approach

Our customer platform features a central database of lead and customer interactions and integrated applications designed to help businesses build their presence online, attract prospects across channels, convert prospects into leads, close leads into customers, transact with those customers, and delight them so they become promoters of those businesses.

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

Ease of Use of a Single, Extensible Platform that Drives Fast Time to Value. We provide a set of integrated applications on a common platform, which offers businesses ease of use and simplicity. Our customer platform has one login, one user interface and one unified customer view. Our customer platform starts free and grows with our customers. It is designed to scale its power and technical sophistication without losing its ease-of-use. In addition to being a comprehensive suite itself, our customer platform seamlessly integrates with hundreds of external applications, making it easy to extend the functionality of our customer platform and customize it for any business. This enables our customers to get work done quickly, driving immediate impact.

Power of a Unified Customer View. At the core of our customer platform is a unified data platform for each business that captures its lead and customer activity throughout the customer lifecycle – this is our Smart CRM. Our Smart CRM creates a unified timeline incorporating all the interactions across the business with a particular customer. In contrast to many CRM suites which are cobbled together, we have crafted a set of core functionalities, including reporting, content, messaging, data, AI assistance and automation, which run across our engagement Hubs.

Scalability. Our customer platform is designed and built to serve a large number of customers with demanding use cases. Our customer platform currently processes billions of data points each week, and we use leading global cloud infrastructure providers and our own automation technology to dynamically allocate capacity to handle processing workloads of all sizes. We have built our customer platform on modern, scalable distributed technologies. We built the infrastructure to support hundreds of microservices and can easily add new features and capabilities to the customer platform. We utilize a variety of open-source distributed systems including HBase, Kafka, Vitess, and Elasticsearch to scale our data collection and processing. Our scalability gives us flexibility for future growth and enables us to service a large variety of businesses of different sizes across different industries.

Extensible and Open Architecture. Our customer platform features a variety of open application programming interfaces (“APIs”) that allows easy integration of our platform with other applications. We enable our customers to connect our platform to their other applications, such as ecommerce, event management and videoconferencing applications. By connecting third-party applications, our customers can leverage our centralized database to perform additional functions and analysis.

Our Competitive Strengths

We believe that our market leadership position is based on the following key strengths:

Leading Platform. We have designed and built a world-class customer platform. We believe our customers choose our customer platform over others because of its powerful, integrated, and easy-to-use applications. We built HubSpot on a single, unified, and intuitive platform, which we believe contrasts positively with many other CRM suites. We are also investing in powerful AI capabilities through Breeze Copilot, Breeze Agents, and features across all our engagement hubs and the Smart CRM in order to strengthen the customer platform even further, ensuring that customers can work smarter.

Customer-centric DNA. We have a company culture that prioritizes serving customers and meeting their needs to help them grow better. This informs the product features we offer, the way we go-to-market across our engagement Hubs and also how we price and package our offerings. This customer-centricity is a key differentiator and enables us to continuously innovate.

Market Leadership and Strong Brand. We are a recognized thought leader in the cloud-based marketing, sales, customer service, operations, content management, and commerce software industry with a leading brand. Our founders, Brian Halligan and Dharmesh Shah, wrote the best-selling marketing book Inbound Marketing: Get Found Using Google, Social Media and Blogs. Our customer platform experience attracts, engages, and delights customers by being more relevant, more helpful, more personalized, and less interruptive than traditional marketing and sales tactics. Our INBOUND event is one of the largest marketing and sales industry conference events. In 2024, we had over 12,500 registered in-person attendees and tens of thousands of virtual attendees.

Large and Growing Solutions Partner Program. A Solutions Partner is a service provider that helps businesses with strategy, execution, and implementation of go-to-market activities and technology solutions. Our Solutions Partners promote our brand and offer our customer platform to their customers. Solutions Partners and customers referred to us by our Solutions Partners represented approximately 29% of our Customers as of December 31, 2024, and approximately 48% of our revenue for the year ended December 31, 2024. These Solutions Partners help us to promote the vision of the HubSpot experience, efficiently reach new mid-market businesses at scale, and provide our mutual customers with more diverse and higher-touch services.

Freemium Pricing Strategy. Our freemium model attracts customers who begin using our customer platform through our free products and then upgrade to our paid engagement Hubs. Through our freemium products, our customers are able to receive value from HubSpot before converting to a paid product or engaging with sales.

Mid-Market Focus. We believe we have significant competitive advantages reaching mid-market businesses and efficiently reach this market at scale as a result of our go-to-market approach, freemium pricing strategy, and our Solutions Partner channel.

Powerful Network Effects. We have built a large and growing ecosystem around our customer platform and company. Tens of thousands of our Customers integrate third-party applications with our customer platform. We believe this ecosystem drives more businesses and professionals to embrace HubSpot playbook. As our engaged audience grows, more Solutions Partners collaborate with us, more third-party developers integrate their applications with our customer platform, and more professionals complete our certification programs, all of which generate increasing value to our customers and help to drive more businesses to adopt our customer platform.

Our Growth Strategy

The key elements to our growth strategy are:

Grow Our Customer Base. The market for our customer platform is large and underserved. Mid-market businesses are particularly underserved by existing point application vendors and often lack sufficient resources to implement complex solutions. Our all-in-one customer platform allows mid-market businesses to efficiently adopt and execute an effective strategy to help them expand and grow. We will continue to leverage our go-to-market approach, freemium pricing strategy and our network of Solutions Partners to keep growing our business.

Increase Revenue from Existing Customers. With 247,939 Customers in more than 135 countries spanning many industries, we believe we have a significant opportunity to increase revenue from our existing customers. We plan to increase revenue from our existing customers by expanding their use of our customer platform by upselling additional offerings and features, including our end-to-end payment solution, adding additional users, and cross-selling our customer platform to existing customers through touchless or low touch in-product purchases. Our scalable pricing model allows us to capture more spend as our customers grow, increase the number of their customers and prospects managed on our customer platform, and offer additional functionality available from our higher price tiers and add-ons, providing us with a substantial opportunity to increase the lifetime value of our customer relationships.

Keep Expanding Internationally. There is a significant opportunity for our customer platform outside of the United States. As of December 31, 2024, approximately 53% of our Customers were located outside of the United States and these Customers generated approximately 47% of our total revenue for the year ended December 31, 2024. We sell to those international Customers from our U.S., European, Asia Pacific, and South American based operations. We intend to grow our presence in international markets through additional investments in local sales, marketing and professional service capabilities, as well as by leveraging our Solutions Partner network. We have significant website traffic from regions outside the United States, and we believe that markets outside the United States represent a significant growth opportunity.

Continue to Innovate and Expand Our Customer Platform. Mid-market businesses are increasingly realizing the value of having an integrated marketing, sales, customer service, operations, commerce, intelligence and content management platform. We believe we are well positioned to capitalize on this opportunity by introducing new products and applications to extend the functionality of our customer platform. As data is becoming more important to our customers’ success and a differentiator for our business, there is a need to move quickly on data enrichment.

Selectively Pursue Acquisitions. We plan to selectively pursue acquisitions of complementary businesses, technologies and teams that would allow us to add new features and functionalities to our customer platform and accelerate the pace of our innovation, while continuing to stay focused on the customer experience. The Company acquired Clearbit, a top B2B data provider, to bring rich third-party company data into our system of record to make our platform a central source of truth for go-to market professionals. The Company acquired Cacheflow, a leading B2B subscription billing management and CPQ solution, to build these features directly into Commerce Hub.

Our Customer Platform

Our customer platform, with engagement Hubs, our Smart CRM, and connected ecosystems enable companies to have a unified customer profile and connect with their customers at every part of their customer relationship lifecycle. Each Hub can be used standalone, with our Smart platform, a third party CRM, and/or in conjunction with any version of the other Hubs. Our Hubs are available in both free and paid tiers with gradually increasing levels of functionality that support the needs of our customers as their businesses grow.

Businesses that want to use software outside of our customer platform can leverage our ecosystem of third-party integrations from our platform application partners to have a single, integrated stack. We make it easy to find and install new or existing software solutions that complement our customer platform. Over 1,700 integrations and applications are available for our users, across a wide range of categories, including integrations with leading social media, email, sales, video, analytics, content and webinar tools. Customers can build custom applications and integrations on top of our customer platform themselves, or through third party developers in our ecosystem.

Smart CRM. The core of our customer platform is our Smart CRM: a unified data platform of lead and customer information that allows businesses to track their interactions with contacts and customers, manage their customer activities, report on their pipeline and sales, and manage and govern their team and business processes. This allows a complete view of lead and customer interactions across all of our integrated Hubs, giving our customer platform substantial power. This Smart CRM makes it possible to personalize every aspect of the customer interaction across web content, social media engagement, and email messages across devices, including mobile. The integrated Hubs and Smart CRM on our customer platform have a common user interface and are accessed through a single login.

Breeze. Breeze is our AI that powers the customer platform, including our Smart CRM, engagement Hubs, and the connected ecosystem. Breeze includes Breeze Copilot, an AI-powered companion to boost productivity and make work easier; Breeze Agents to help teams automate work, end-to-end, from strategy to execution; and Breeze Intelligence, a data enrichment solution to provide a complete and unified view of the customer, and features across the CRM and Hubs built on Breeze.

Marketing Hub. Marketing Hub is an all-in-one toolset for marketers to attract, engage, and nurture new leads towards sales readiness over the entire customer lifecycle. Features include: marketing automation and email, social media, SEO, and reporting and analytics.

Sales Hub. Sales Hub is designed to enhance the productivity and effectiveness of sales teams. Businesses can empower their teams with tools that deliver a personalized experience for prospects with less work for sales representatives. Features include: email templates and tracking, conversations and live chat, meeting and call scheduling, lead and website visit alerts, lead scoring, sales automation, pipeline management, quoting, forecasting, and reporting.

Service Hub. Service Hub is our customer service software designed to help businesses manage, respond and connect with customers. Features include: conversations and live chat functionality, conversational bots, call tracking, tickets and help desk, automation and routing, knowledge base, team emails, feedback and reporting tools, and customer goals.

Content Hub. Our Content Hub combines the power of customer relationship management and a content management system into one integrated platform. Our content tools enable businesses to create new and edit existing web content while also personalizing their websites for different visitors and optimizing their websites to convert more visitors into leads and customers. Features include: website pages, business blogging, video and podcast hosting, smart content, landing pages and forms, SEO recommendations, forms and lead flow, web analytics reporting, calls-to-action, and file manager.

Operations Hub. Operations Hub is designed to help businesses combine, clean, and activate customer data in a connected platform, automate business processes, eliminate time-consuming data cleanup, and query and transform data to enable customer insights and connections. Features include: programmable automation, data sync, data curation, and data quality tools.

Commerce Hub. Commerce Hub is a B2B commerce suite that helps streamline the opportunity-to-cash process for businesses to get paid faster, increase revenue and save time. It includes an end-to-end payment solution, Payments, which enables customers to accept electronic funds transfers (e.g. credit card payments) from their customers in less time and with fewer tools. With Payments, our customer's customer can buy and pay directly on a website, an email, or chat. Features include: payment links, invoices, quotes, subscription management, automation and revenue reporting.

Our Services

We complement our product offerings with customer success, support, and occasionally, professional services. We view these as critical elements of ensuring the long-term retention of our customers. The majority of our services and support is offered over email, phone, chat applications and via web meeting technology rather than in-person, which is a more efficient business model for us and our customers. We also leverage AI to further boost this efficiency.

Customer Success. Our customers have access to a Customer Success Manager (“CSM”), Partner Development Manager ("PDM") or Customer Success Team (“CST”) which are responsible for our customers’ long term success, retention and growth on our customer platform. Depending on the customer spend, they will either have a dedicated CSM, or be serviced by a CST in a team based approach. Our CSMs or CST address the unique needs and goals of our customers through a series of ongoing interactions and strategy calls on how to best use our customer platform. Our PDMs play a similar role as our CSMs and CST, but focus on the growth and success of our Solutions Partners. The Solutions Partner’s customers have oversight through CSM and work collaboratively with the PDM to help the Solutions Partner’s customers get the most value from our platform and the Solutions Partner’s services.

Support. In addition to assistance provided by our online articles and customer discussion forums, we offer phone and/or email and chat based support, which is included in the cost of a subscription for our Hubs. Phone, email and chat support is available starting at the Professional product level for all Hubs while email and chat based support is available for Starter Hubs. We leverage AI as a core part of our support offerings. We strive to maintain an exceptional quality of customer service. We continuously monitor key customer service metrics such as phone hold time, ticket response time and ticket resolution rates, and we monitor the customer satisfaction of our customer support interactions. We believe our customer support is an important reason why businesses choose our customer platform and recommend it to their colleagues.

Professional Services. We offer professional services to educate and train customers on how to leverage our customer platform to transform how their business attracts, engages and delights customers. Depending on which Hubs and services a customer purchases, they receive onboarding guidance in the product and in some cases receive one-on-one training from one of our on-boarding, inbound consultants, or technical consultants by web meetings. They can purchase additional group training and education in online or in-person classes (when offered). We also offer in-app training modules that customers can use as part of their on-boarding. Our professional services are also available to customers who need additional assistance on a one-time or ongoing basis for an additional fee. Depending on the scope of work and the services a customer needs help with, we might recommend they work with our Solutions Partner ecosystem.

Our Customers

As of December 31, 2024, we had 247,939 Customers in more than 135 countries, representing many industries. No single customer represented more than ten percent of our revenue in 2024, 2023, or 2022.

Our Technology

Our Customers have chosen us as their customer platform, which we architected and built to be secure, highly distributed and highly scalable. Since our founding, we have embraced rapid, iterative product development lifecycles, cloud automation and open-source technologies, including big data platforms, as well as AI, to power marketing, sales, service, operations, commerce, and content management programs and provide insights not previously possible or available.

Our customer platform is a multi-tenant, globally available software-as-a-service delivered through APIs, web browsers or mobile applications. Our commitment to a highly available, reliable, and scalable platform for businesses of all sizes is accomplished through the use of these technologies.

Platform Approach. We built HubSpot on a single platform with reusable and composable libraries, allowing us to rapidly address new feature areas and bring new products to market that have a consistent user experience and data model. We have built this platform with scale in mind, supporting thousands of components including hundreds of microservices.

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

Marketing and Sales

We believe we are a global leader in implementing an inbound experience in marketing and sales, continuously evolving our approach to align with emerging technologies including AI. We believe that our adaptive marketing and sales model provides us with a competitive advantage, especially when targeting mid-market businesses, because we can attract and engage these businesses efficiently and at scale while leveraging both traditional and AI-enhanced engagement strategies.

Marketing. Our marketing team attracts new leads and users each month through our industry-leading blog, podcast network, email newsletter and other content, AI-powered tools, large social media following, high search engine rankings and personalized website and email content. We recognize that AI is fundamentally changing how consumers discover and engage with content, and we are actively integrating these technological advances to enhance our marketing capabilities while maintaining the human-centric approach that defines HubSpot marketing. In addition, we are generating leads for new and add-on product purchases through content and offers delivered through our customer platform to existing customers, optimized through machine learning and predictive analytics.

Direct Sales. Our sales representatives throughout the world use phone, email, web meetings, and AI-enhanced engagement tools to interact with prospects and customers. The revenue generated by our sales representatives originates with leads produced by various channels that are now augmented by AI-driven lead scoring and prioritization. In addition, our freemium products and in-product cross-sell offerings, supported by intelligent recommendation systems, help close new business with little or no interaction by our sales representatives.

Channel Sales. In addition to our direct sales team, we have sales representatives that manage relationships with our worldwide network of Solutions Partners who both use our platform for their own businesses and also, on a commissioned basis, refer customers to us. These Solutions Partners collaborate with us not only to leverage our software platform, AI capabilities, and educational resources, but also to build their own business by offering new services and shifting their revenue mix to include recurring revenue streams. We are actively working with our partners to navigate the opportunities and challenges presented by AI advancement, ensuring they are equipped to deliver value in an evolving technological landscape.

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

Human Capital Management

Helping millions of organizations grow better requires a truly remarkable team. We take a thoughtful approach to talent attraction and retention in order to build a mission-driven culture, where people can do their best work. HubSpot is proud to have been named on notable sublists, which is a direct result of employee feedback and sentiment. These sublists include Fortune Best Workplaces for Women™, Fortune Best Workplaces for Parents™, Fortune Best Workplaces for Technology™, the Fortune Future 50 in 2024 and Comparably Best Company lists (including Best Company Culture, Best Company for Career Growth, Best Company CEOs and Best Leadership Team). Further, as a result of our continued focus on sustainability, we are proud to have been named on lists such as the TIME World's Most Sustainable Companies 2024, Newsweek America's Greenest Companies, and Forbes Most Trusted Companies in America lists for the first time in 2024.

•
Intentionally Distributed Workforce. As of December 31, 2024, we had 8,246 full-time employees. Of these, 5,329 were in the Americas, 2,342 were in Europe, and 575 were in the Asia Pacific region. We have been intentional in building a work model that leans into flexibility, giving our employees the choice to work in a way that works best for them, while enabling effective and productive work. Aligned with previous years, substantially all of our employees can elect to work primarily from their home, in one of our offices, or split their time between home and office. As of December 31, 2024, 5,771 employees elected to work from home, 1,897 elected to split their time between home and office, and 578 elected to work in one of our offices.
•
Culture and Values. We obsess over our culture and craft our culture just like we craft our customer platform. Our mission is to help millions of organizations grow better and as a result, customer centricity, and putting the customer first, are fundamental in creating a company that lasts. Our Culture Code is an external manifesto and underpins our culture and our core company values. In addition to customer centricity, HEART is at the center of who we are and represents the five traits we value the most in the people we work with: Humility, so that we may be learn-it-alls and better solve for our customer. Empathy, so that we may understand our customers' hopes, dreams and fears. Adaptability, so that we may keep up with change and help our customers do the same. Remarkableness, so that we may solve common customer problems with uncommon resourcefulness. And finally, transparency, so that we can be open and objective in decisions that impact our customers. A copy of our Culture Code can be found at: https://network.hubspot.com/slides/the-hubspot-culture-code.
•
Belonging. Belonging is a core pillar of our talent strategy, and an essential driver of HubSpot's performance. We believe when everyone is seen, valued, and respected for their unique gifts, we transform individual brilliance into collective genius. To create a true culture of belonging, we focus on four key areas; representation, diversity of thought, inclusion and equity. We want to ensure we have a wide range of perspectives that reflect our customer base and to help uncover obstructed views. We embed equity into our systems and processes to ensure we provide fair access to opportunities, resources and growth. Finally, we are focused on creating a culture of inclusion, inviting everyone to do their best to solve for our customers.
•
Compensation and Benefits. We provide competitive compensation and benefits for our employees globally. Our compensation packages may include base salary, commission or semi-annual bonuses, and stock-based compensation awards. We also offer an employee stock purchase plan, as well as benefit plans, such as employee medical, dental, life and disability insurance, and retirement and pension arrangements, that vary by geography that align with market norms. We evaluate both compensation and benefit offerings on an annual basis and we make adjustments as needed. We are also committed to continuing to make strides in moving from pay opacity to pay transparency. This currently includes providing access to compensation ranges for all of our employees, anchoring compensation to one predefined major city per country and publishing compensation ranges for all job postings in the U.S.
•
Learning and growth. We believe in life-long learning and invest in employee development at every stage. We offer interactive, regionalized on-boarding, one-on-one mentorship, year-round manager trainings and a mini-MBA Fellows program. In addition, we offer several live, self-paced and asynchronous resources to help employees develop their skills and capabilities through our internal, online learning management system.
•
Employee Well-Being. We offer a mental wellness platform as a global benefit for employees and their dependents. In order to prevent and battle burnout and its root causes, we also offer a company holiday week for all employees to take time off and recharge, and programming for employees to listen, learn, and identify ways to prioritize their mental health at work.
•
Social Impact. We aim to bring the best of HubSpot to help nonprofits that are committed to improving entrepreneurship in our communities around the world. We provide a range of opportunities for our employees to get involved with nonprofit organizations through HubSpot Helps, our community impact program, including: a dedicated employee volunteering platform, dedicated time for employees to give back to their own local communities, financial and in-kind donations, and flagship events.
•
Employee Engagement and Feedback. We administer an employee engagement survey, to assess and understand employee engagement and the effectiveness of our organization. The survey also enables us to provide data to leaders across the organization, empowering them to identify, address, and monitor feedback at the department and team level.

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

We face intense competition from other companies that develop marketing, sales, customer service, operations, commerce, intelligence and content management software. Our competitors offer various point applications that provide certain functions and features that we provide, including:

•
cloud-based marketing automation providers;
•
content management systems;
•
email marketing software vendors;
•
sales automation software vendors;
•
CRM software vendors;
•
customer service platform vendors;
•
commerce solution providers;
•
data enrichment vendors;
•
AI software providers; and
•
large-scale enterprise suites.

In addition, instead of using our customer platform, some prospective customers may elect to combine disparate point applications, such as content management, marketing automation, analytics, social media management, ticketing, and conversational bots.

Intellectual Property

Our ability to protect our intellectual property, including our technology, will be an important factor in the success and continued growth of our business. We protect our intellectual property through trade secrets law, copyrights, trademarks, patents, and contracts. Some of our technology relies upon third-party licensed intellectual property. We have 20 issued U.S. Patents and 27 patents applications pending. We intend to pursue and are pursuing additional patent protection to the extent we believe it would be beneficial and cost-effective.

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

Financial Information About Segments

We operate as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is our chief executive officer, in deciding how to allocate resources and assess performance. The CODM evaluates our financial information and resources and assesses the performance of these resources on a consolidated basis. Since we operate in one operating segment, financial information evaluated by the CODM can be found in the consolidated financial statements. See Footnote 11 within the consolidated financial statements for information by geographic area.

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

We derive, and expect to continue to derive, a substantial portion of our revenue from the sale of subscriptions to our customer platform. The market for marketing, sales, service, operations, commerce and customer management products is still evolving, and competitive dynamics may cause pricing levels to change as the market matures and as existing and new market participants introduce new types of point applications and different approaches to enable businesses to address their respective needs. As a result, we may be forced to, or strategically choose to, reduce the prices we charge for our platform and may be unable to renew existing customer agreements or enter into new customer agreements at the same prices and upon the same terms that we have historically. In addition, our growth strategy involves a scalable pricing model (including freemium versions of our products and our recent seats-based pricing model changes) intended to provide opportunities to increase the value of our customer relationships over time, including as customers expand their use of our platform, or we sell to other parts of their organizations, cross-sell additional products and seats through touchless or low touch in product purchases, and upsell additional offerings and features. If our scalable pricing and cross-selling efforts are unsuccessful or if our existing customers do not expand their use of our platform or adopt additional offerings and features, or if the anticipated benefits from scalable pricing take longer to realize or are not realized at all, our revenue and operating results may suffer.

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

In addition, a subscription model creates certain risks related to the timing of revenue recognition and potential reductions in cash flows. A portion of the subscription-based revenue we report each quarter results from the recognition of deferred revenue relating to subscription agreements entered into during previous quarters. In addition, we do not record deferred revenue beyond amounts invoiced as a liability on our consolidated balance sheets. A decline in new or renewed subscriptions in any period may not be immediately reflected in our reported financial results for that period, but may result in a decline in our revenue in future quarters. If we were to experience significant downturns in subscription sales and renewal rates, our reported financial results might not reflect such downturns until future periods.

We face significant competition from both established and new companies in the software market in which we operate, which may harm our ability to add new customers, retain existing customers and grow our business.

The software market in which we operate is evolving, highly competitive and significantly fragmented. With the introduction of new technologies and the potential entry of new competitors into the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales, maintain or increase renewals and maintain our prices.

We face intense competition from other software companies in the market we operate that provide interactive marketing services. Competition could significantly impede our ability to sell subscriptions to our customer platform on terms favorable to us.

Our current and potential competitors may develop and market new technologies including as a result of new or better use of evolving AI technologies that render our existing or future products less competitive, or obsolete. In addition, if these competitors develop products with similar or superior functionality to our platform, we may need to decrease the prices or accept less favorable terms for our platform subscriptions in order to remain competitive. If we are unable to maintain our pricing due to competitive pressures, our margins will be reduced and our operating results will be negatively affected.

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

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, be able to devote greater resources to the development, promotion, sale and support of their products and services, may have more extensive customer bases and broader customer relationships than we have, and may have longer operating histories and greater name recognition than we have. As a result, these competitors may respond faster to new technologies and undertake more extensive marketing campaigns for their products. In a few cases, these vendors may also be able to offer a customer platform at little or no additional cost by bundling it with their existing suite of applications. To the extent any of our competitors has existing relationships with potential customers for either marketing software or other applications, those customers may be unwilling to purchase our platform because of their existing relationships with our competitor. If we are unable to compete with such companies, the demand for our customer platform could substantially decline.

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

Our headcount and operations continue to grow. For example, we had 8,246 full-time employees as of December 31, 2024 and 7,663 as of December 31, 2023. To date, we have opened several international offices. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We expect to continue to grow headcount and operations over the long-term. We anticipate future growth will be required over the long term to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. Furthermore, as many of our employees work remotely from geographic areas across jurisdictions where we have offices pursuant to our hybrid workplace model, which provides our employees with the option to be fully remote, work full-time from one of our offices, or have the flexibility to work both in the office and remotely, we may need to reallocate our investment of resources and closely monitor a variety of local regulations and requirements, including local tax laws. We may experience unpredictability in our expenses and employee work culture. If we experience any of these effects in connection with future growth, if our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating new employees, or retaining our existing employees, it could materially impair our ability to attract new customers, retain existing customers and expand their use of our platform, all of which would materially and adversely affect our business, financial condition and results of operations.

Failure to effectively develop and expand our customer platform capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.

To increase customers and achieve broader market acceptance of our customer platform, we will need to continue to expand our customer platform capabilities, including our sales force and third-party channel partners. We will continue to dedicate significant resources to sales and marketing programs. The effectiveness of our sales and marketing and third-party channel partners has varied over time and may vary in the future and depends on our ability to maintain and improve our customer platform including with respect to AI and machine learning. All of these efforts will require us to invest significant financial and other resources. Our business will be seriously harmed if our efforts do not generate a correspondingly significant increase in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if our sales and marketing programs are not effective.

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

If we fail to maintain our thought leadership position, our business may suffer.

We believe that maintaining our thought leadership position in the customer platform space is an important element in attracting new customers. We devote significant resources to develop and maintain our thought leadership position, with a focus on identifying and interpreting emerging trends, shaping and guiding industry dialog and creating and sharing the best practices. Our activities related to developing and maintaining our thought leadership may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in such effort. We rely upon the continued services of our management and employees with domain expertise with marketing, sales, services, operations, commerce and content management, and the loss of any key employees in this area could harm our competitive position and reputation. If we fail to successfully grow and maintain our thought leadership position, we may not attract enough new customers or retain our existing customers, and our business could suffer.

If we fail to further enhance our brand and maintain our existing strong brand awareness, our ability to expand our customer base will be impaired and our financial condition may suffer.

We believe that our development of the HubSpot brand is critical to achieving widespread awareness of our existing and future solutions, and, as a result, is important to attracting new customers and maintaining existing customers. In the past, our efforts to build our brand have involved significant expenses, and we believe that this investment has resulted in strong brand recognition in the B2B market. Successful promotion and maintenance of our brands will depend largely on the effectiveness of our marketing efforts and on our ability to provide a reliable and useful customer platform at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to successfully promote and maintain our brand, our business could suffer.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards and changing customer needs or requirements, our customer platform may become less competitive.

Our future success depends on our ability to adapt and innovate our customer platform. To attract new customers and increase revenue from existing customers, we need to continue to enhance and improve our offerings to meet customer needs at prices that our customers are willing to pay. Such efforts will require adding new functionality and responding to technological advancements, including AI and machine learning, which will increase our research and development costs. If we are unable to develop new applications that address our customers’ needs, or to enhance and improve our platform in a timely manner, we may not be able to maintain or increase market acceptance of our platform. Our ability to grow is also subject to the risk of future disruptive technologies. Access and use of our customer platform is provided via the cloud, which, itself, was disruptive to the previous enterprise software model. If new technologies emerge that are able to deliver marketing software and related applications at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely affect our ability to compete.

If we fail to offer high-quality customer support, our business and reputation may suffer.

High-quality education, training and customer support are important for the successful marketing, sale and use of our customer platform and for the renewal of existing customers. Providing this education, training and support requires that our personnel who manage our online training resource, HubSpot Academy, or provide customer support have specific domain knowledge and expertise, making it more difficult for us to hire qualified personnel and to scale up our support operations. The importance of high-quality customer support will increase as we expand our business and pursue new customers. If we do not help our customers use multiple applications within our customer platform and provide effective ongoing support, our ability to sell additional functionality and services to, or to retain, existing customers may suffer and our reputation with existing or potential customers may be harmed.

We may not be able to scale our business quickly enough to meet our customers’ growing needs and if we are not able to grow efficiently, our operating results could be harmed.

As usage of our customer platform grows and as customers use our platform for additional applications, such as sales and services, we will need to devote additional resources to improving our application architecture, integrating with third-party systems and maintaining infrastructure performance. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support and professional services, to serve our growing customer base, particularly as our customer demographics change over time. Any failure of or delay in these efforts could cause impaired system performance and reduced customer satisfaction. These issues could reduce the attractiveness of our customer platform to customers, resulting in decreased sales to new customers, lower renewal rates by existing customers, the issuance of service credits, or requested refunds, which could impede our revenue growth and harm our reputation. Even if we are able to upgrade our systems and expand our staff, any such expansion will be expensive and complex, requiring management’s time and attention. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure. Moreover, there are inherent risks associated with upgrading, improving and expanding our information technology systems. We cannot be sure that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all.

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

Uncertainty around new and emerging AI applications such as generative AI content creation, including Breeze, may require additional investment in the development or acquisition of proprietary datasets, machine learning models and systems to test for accuracy, bias and other variables, which are often complex. Development of new approaches and processes to provide attribution or remuneration to content creators and building and/or integrating systems that enable creatives to have greater control over the use of their work in the development of AI may be costly and could impact our profit margin if we are unable to monetize such assets. In addition, AI technologies, including generative AI, may create content that appears correct but is factually inaccurate or flawed, or contains copyrighted or other protected material, and if our customers or others use this flawed content to their detriment, we may be exposed to brand or reputational harm, competitive harm, and/or legal liability. Developing, testing and deploying AI systems may also increase the cost profile of our offerings due to the nature of the computing costs involved in such systems.

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

We have in the past completed acquisitions and may continue to acquire or invest in other companies or technologies in the future, which could divert management’s attention, fail to meet our expectations, result in additional dilution to our stockholders, increase expenses, disrupt our operations or harm our operating results.

We have in the past acquired, and we may in the future acquire or invest in, businesses, products or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. For example, in December 2023, we acquired APIHub, Inc. d.b.a Clearbit (“Clearbit”), a B2B data provider, in October 2024, we acquired Cacheflow Inc. (“Cacheflow”), a B2B subscription billing management and CPQ solution, and in January 2025, we acquired Frame AI, an AI-powered conversation intelligence platform. We may not be able to fully realize the anticipated benefits of historical or any future acquisitions. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

There are inherent risks in integrating and managing acquisitions. If we acquire additional businesses, we may not be able to assimilate or integrate the acquired personnel, operations and technologies successfully or effectively manage the combined business following the acquisition and our management may be distracted from operating our business. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including: unanticipated costs or liabilities associated with the acquisition; incurrence of acquisition-related costs, which would be recognized as a current period expense; the inability to generate sufficient revenue to offset acquisition or investment costs; the inability to maintain relationships with customers and partners of the acquired business; the difficulty of incorporating acquired technology and rights into our platform and of maintaining quality and security standards consistent with our brand; delays in customer purchases due to uncertainty related to any acquisition; the need to integrate or implement additional controls, procedures and policies; challenges caused by distance, language and cultural differences; harm to our existing business relationships with business partners and customers as a result of the acquisition; the potential loss of key employees; use of resources that are needed in other parts of our business and diversion of management and employee resources; and use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition. Acquisitions also increase the risk of unforeseen legal and compliance liabilities, including for potential violations of applicable law or industry rules and regulations, arising from prior or ongoing acts or omissions by the acquired businesses which are not discovered by due diligence during the acquisition process, including data handling and privacy violations. Generally, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our business, results of operations or financial condition.

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

We are subject to risks associated with our strategic investments, including partial or complete loss of invested capital. Significant changes in the fair value of this portfolio, including changes in the valuation of our investments in privately held companies, could negatively impact our financial results.

We have made, and expect in the future to make, strategic investments in privately held companies and private limited partnerships. While we invest in companies that we believe have the potential to transform their industries, improve customer experiences, help us expand our solution ecosystem or support other corporate initiatives, we may still experience unforeseen brand or reputational harm associated with our investments. We may also experience challenges from regulatory authorities in connection with our investments, including from antitrust authorities who are increasingly scrutinizing technology investments, and which may lead to unforeseen expenditures or which may block, delay or impose undesirable conditions on transactions involving our investment portfolio. Our investments range from early-stage companies to more mature companies with established revenue streams and business models. Many such companies generate net losses and the market for their products, services or technologies may be slow to develop, and, therefore, they are dependent on the availability of later rounds of financing from banks or investors on favorable terms to continue their operations. Investments in early-stage companies are inherently speculative, as these companies may not yet be revenue-generating and could still be in the process of developing their products and services at the time of our investment. The financial success of our investment in any company or partnership is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation to the cost of our initial investment. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering. All of our investments are subject to a risk of partial or total loss of invested capital.

We anticipate future volatility in our consolidated statements of operations due to changes in market prices, observable price changes and impairments of our strategic investments. The resulting gains or losses could be material depending on market conditions and events, particularly in periods with economic uncertainty, inflation, geopolitical conflict, volatile public equity markets or unsettled global market conditions.

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
•
international disputes, wars, political instability or terrorist activities and resulting economic instability;
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

We believe that a critical component to our success has been our company culture, which is based on transparency and personal autonomy. We have invested substantial time and resources in building our team within this company culture. In 2020, we made the decision to permanently move to a hybrid workplace model, which means our employees have the option to be fully remote, work full-time from one of our offices, or work both in the office and remotely. Preservation of our corporate culture has been made more difficult as the majority of our workforce works from home. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. As we grow and continue to develop our company infrastructure, and experience organizational change, we may find it difficult to maintain these important aspects of our company culture and our business may be adversely impacted.

We rely on our management team and other key employees, and the loss of one or more key employees could harm our business.

Our success and future growth depend upon the continued services of our management team, including our co-founders, Brian Halligan and Dharmesh Shah, our chief executive officer, Yamini Rangan, and other key employees in the areas of research and development, marketing, sales, services, operations, and general and administrative functions. From time to time, there may be changes in our management team resulting from the hiring or departure of executives, which could disrupt our business. We also are dependent on the continued service of our existing software engineers and information technology personnel because of the complexity of our platform, technologies and infrastructure. We may terminate any employee’s employment at any time, with or without cause, and any employee may resign at any time, with or without cause. We do not have employment agreements with any of our key personnel. The loss of one or more of our key employees could harm our business.

The failure to attract and retain additional qualified personnel could prevent us from executing our business strategy.

To execute our business strategy, we must attract and retain highly qualified personnel. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing and managing cloud-based software, as well as for skilled information technology, marketing, sales and operations professionals, and we may not be successful in attracting and retaining the professionals we need. Also, our customer platform domain experts are very important to our success and are difficult to replace. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and difficulty in retaining highly skilled employees with appropriate qualifications worldwide. Many of the companies with which we compete for experienced personnel have greater resources than we do. Other companies that continue to offer a remote or hybrid work environment may increase the competition for such employees from employers outside of our traditional office locations. In addition, if we choose to no longer offer a remote or hybrid work environment, we may face more difficulty in retaining our workforce. Further, labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, and workforce participation rates. In addition, if our reputation were to be harmed, whether as a result of media, legislative, or regulatory scrutiny or otherwise, it could make it more difficult to attract and retain personnel that are critical to the success of our business.

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

We face exposure to movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. As we have expanded our international operations, our exposure to exchange rate fluctuations has increased. Fluctuations in the value of the U.S. dollar versus foreign currencies may impact our operating results when translated into U.S. dollars. Thus, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when re-measured, may differ materially from expectations. In addition, our operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. In the first quarter of 2024, we implemented a hedging program intended to allow us to mitigate foreign exchange impacts, such as exposure to currency exchange rates in connection with significant transactions denominated in currencies other than the U.S. dollar, by entering into derivatives transactions such as foreign exchange forwards. We may also employ certain other strategies in the future to mitigate foreign currency risk. There can be no guarantee or assurance that such hedging program and the strategies we employ pursuant thereto will be effective to reduce or eliminate our exposure to foreign exchange rate fluctuations to the extent we anticipate, or at all. Furthermore, the hedging program and the derivatives transactions employed as part thereof involve costs and risks of their own, including ongoing management time and expertise, external costs to implement the programs and strategies, potential counterparty credit risk and liquidity risk, and potential accounting implications. Additionally, as we anticipate growing our business further outside of the United States, the effects of movements in currency exchange rates will increase as our transaction volume outside of the United States increases.

Weakened global economic conditions may harm our industry, business and results of operations.

Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the software industry may harm us. The United States and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, volatility in the banking sector, changes in the labor market, supply chain disruptions, bankruptcies, inflation and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. Moreover, the potential for a U.S. federal government shutdown resulting from budgetary decisions, a prolonged continuing resolution, breach of the federal debt ceiling, or a potential U.S. sovereign default may increase uncertainty and volatility in the global economy and financial markets. Weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs, trade agreements or governmental fiscal, monetary and tax policies, among others, could adversely impact our business, financial condition and operating results. Further, weak market conditions have, and could in the future result in, impairment of our investments and long-lived assets.

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

Economic uncertainty may lead to decreased demand for our products and services and otherwise harm our business and results of operations.

Our overall performance depends, in part, on worldwide economic conditions. Impacts of economic weakness include:

•
falling overall demand for goods and services, leading to reduced profitability;
•
reduced credit availability;
•
higher borrowing costs;
•
reduced liquidity;
•
changes in the labor market;
•
supply chain disruptions;
•
volatility in credit, equity and foreign exchange markets; and
•
bankruptcies.

Economic weakness could lead to inflation, higher interest rates, and uncertainty about business continuity, which may adversely affect our business and our results of operations. As our customers react to global economic conditions and the potential for a global recession, we may see them reduce spending on our products and take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity. Reductions in spending on our solutions, delays in purchasing decisions, lack of renewals, inability to attract new customers, as well as pressure for extended billing terms or pricing discounts, would limit our ability to grow our business and could negatively affect our operating results and financial condition.

Risks Related to Our Technical Operations Infrastructure and Dependence on Third Parties

Interruptions or delays in service from our third-party data center providers could impair our ability to deliver our platform to our customers, resulting in customer dissatisfaction, damage to our reputation, loss of customers, limited growth and reduction in revenue.

We currently serve the majority of our platform functions from third-party data center hosting facilities operated by Amazon Web Services (“AWS”) in the United States and Europe. We also have several colocations which host certain critical services (for example, VPN access) in various locations around the world. In addition, we use Cloudflare Global CDN to optimize content delivery across our locations.

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

A significant portion of our operating cost is from our third-party data hosting and transmission services, including AWS, which hosts the substantial majority of our products and platform. If the costs for such services increase due to vendor consolidation, regulation, contract renegotiation, or otherwise, we may not be able to increase the fees for our customer platform or services to cover the changes, which could have a negative impact on our operating results.

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

Select functionality of our customer platform depends on our ability to deliver data, including search engine results and social media updates, provided by unaffiliated third parties, such as Meta, Google, LinkedIn and X. Some of this data is provided to us pursuant to third-party data sharing policies and terms of use, under data sharing agreements by third-party providers or by customer consent. In the future, any of these third parties could change its data sharing policies, including making them more restrictive, or alter its algorithms that determine the placement, display, and accessibility of search results and social media updates, any of which could result in the loss of, or significant impairment to, our ability to collect and provide useful data to our customers. These third parties could also interpret our, or our service providers’ data collection policies or practices as being inconsistent with their policies, which could result in the loss of our ability to collect this data for our customers. Any such changes could impair our ability to deliver data to our customers and could adversely impact select functionality of our platform, impairing the return on investment that our customers derive from using our solution, as well as adversely affecting our business and our ability to generate revenue.

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

Our operations involve the storage and transmission of data of our customers and their customers, including personal data. Our storage is typically the sole source of record for portions of our customers’ businesses and end user data, such as initial contact information and online interactions. Security incidents could result in unauthorized access to, loss of or unauthorized disclosure of this information, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales and harm our customers and our business. Cyber-attacks and other malicious Internet-based activity continue to increase generally, and cloud-based platform providers of marketing services have been targeted. If our security measures, or those of our service providers, are compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business may be harmed and we could incur significant liability. Additionally, if third parties with whom we work, such as vendors or developers, violate applicable laws, our security policies or our acceptable use policy, such violations may also put our customers’ information at risk and could in turn have an adverse effect on our business. In addition, if the security measures of our customers or our service providers are compromised, even without any actual compromise of our own systems, we may face negative publicity or reputational harm if our customers or anyone else incorrectly attributes the blame for such security breaches to us or our systems. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to our customers’ data. Additionally, we provide our employees with limited access restricted via just-in-time-access controls and least privilege access models to our databases, which store our customer data, and to our APIs to facilitate our rapid pace of product development and to support our customers. If such access, unauthorized access or our own operations, cause the loss, damage, destruction or loss (including, without limitation, because of actions by a bad actor, attempts to exfiltrate customer data which attempts we have experienced in the past and could experience in the future), our systems being compromised or unintentional or accidental disclosure, or destruction of our customers’ business data, their sales, lead generation, support and other business operations may be permanently harmed. As a result, our customers may bring claims against us for lost profits and other damages, or such concerns may cause us to further limit access by our development team. Additionally, in certain of our subscription agreements with our customers, we agree to indemnify these customers against claims by a third party alleging our breach of confidentiality obligations or our misuse of customer data in violation of the subscription agreement.

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

Many governments have enacted laws requiring companies to notify individuals of security incidents, including unauthorized access and transfers of certain types of personal data. In addition, the data processing agreement we execute with our customers contractually requires us to notify them of any personal data breach. Under payment card network rules and our contracts with our payment processors, if there is a data breach of payment resulting in the compromise of cardholder payment information that is stored by our direct payment card processing vendors, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses depending on the cause of such data breach. Data breaches and other data security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which may lead to widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew their subscriptions or subject us to third-party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results.

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

Separately, as the regulatory framework for machine learning technology and AI evolves, new state laws and regulations are emerging, such as the Colorado AI Act which will go into effect on February 1, 2026, and California's AB 2013, which requires generative AI developers to post information on their websites regarding the data used to train their AI systems. It is possible that other new law and regulations will be adopted in the near future, or that existing laws and regulations may be interpreted in ways that would affect our business and the ways in which we use AI and machine learning technology, our financial condition and our results of operations, including as a result of the cost to comply with such laws or regulations. For example, the EU’s Artificial Intelligence Act (“AI Act”) - the world’s first comprehensive AI law - entered into force on August 1, 2024 and, with some exceptions, will begin to apply as of August 2, 2026. This legislation imposes significant obligations on providers and deployers of high-risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific ethical, accountability, and administrative requirements, some of which may increase our costs and compliance obligations. Further, potential government regulation related to AI use and ethics may also increase the cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our products and services.

We could face liability, or our reputation might be harmed, as a result of the activities of our customers, the content of their websites or the data they store on our servers.

As a provider of a cloud-based marketing, sales and customer service software platform, we may be subject to potential liability for the activities of our customers on or in connection with the data they store on our servers. Although our customer terms of use prohibit illegal use of our services by our customers and permit us to take down websites or take other appropriate actions for illegal use, customers may nonetheless engage in prohibited activities or upload or store content with us in violation of applicable law or the customer’s own policies, which could subject us to liability or harm our reputation. Furthermore, customers may upload, store, or use content on our customer platform that may violate our policy on acceptable use which prohibits content that is threatening, abusive, harassing, deceptive, false, misleading, vulgar, obscene, or indecent. While such content may not be illegal, use of our customer platform for such content could harm our reputation resulting in a loss of business.

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

Additionally, our end-to-end payment solution, as well as our Stripe payment processing integration (“Payments”), are both built within Commerce Hub and are susceptible to potentially illegal or improper uses, including money laundering, terrorist financing, fraudulent or illegal sales of goods or services, piracy of software, movies, music, and other copyrighted or trademarked information, bank fraud, securities fraud, pyramid or ponzi schemes, or the facilitation of other illegal or improper activity. While we engage a third party as our registered payment facilitator, the use of Payments for illegal or improper uses may subject us to claims (including claims brought by our third-party payment processor), government and regulatory requests, inquiries, or investigations that could result in liability, and harm our reputation. Moreover, certain activity that may be legal in one jurisdiction may be illegal in another jurisdiction, and a merchant may be found responsible for intentionally or inadvertently importing or exporting illegal goods, resulting in liability for us. Owners of intellectual property rights or government authorities may seek to bring legal action against providers of payments solutions, including Payments, that are peripherally involved in the sale of infringing or allegedly infringing items. Any threatened or resulting claims could result in reputational harm, and any resulting liabilities, loss of transaction volume, or increased costs could harm our business.

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

As a multinational organization, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, or challenges to our tax positions by tax authorities, any of which could have a material adverse effect on our liquidity, financial condition or operating results. New global tax developments may have a material impact to our business, cash flows, or financial results. Such developments, may include certain Organization for Economic Co-operation and Development's proposals including the implementation of global minimum tax under the Pillar Two model rules, the European Commission’s and certain major jurisdictions’ heightened interest in and taxation of companies participating in the digital economy. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, or assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable nexus, often referred to as a “permanent establishment” under international tax treaties, any of which could have a material impact on us, our financial condition or our operating results.

We may not be able to utilize a significant portion of our net operating loss carryforwards, which could adversely affect our profitability.

As of December 31, 2024, we had $640.0 million of U.S. federal and $723.7 million of state net operating loss carryforwards. U.S. federal net operating losses have an indefinite carryforward and state net operating losses begin to expire in 2027. The state net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 and Section 383 of the Internal Revenue Code of 1986, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be further limited if we experience an “ownership change.” An ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage (by value) within a rolling three-year period. Similar rules may apply under state tax laws. We may have experienced an ownership change in the past, and future issuances of our stock or other transactions could cause an ownership change. It is possible that any such ownership change could have a material effect on the use of our net operating loss carryforwards or other tax attributes accrued prior to such ownership change, which could adversely affect our profitability.

Risks Related to Our Operating Results and Financial Condition

We have a history of losses and may not achieve or if achieved, sustain profitability in the future.

We generated a net income of $4.6 million in 2024, and net losses of $164.5 million in 2023, and $107.3 million in 2022. As of December 31, 2024, we had an accumulated deficit of $799.8 million. We will need to generate and sustain increased revenue levels in future periods to become consistently profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We have spent and intend to continue to expend significant funds on our marketing, sales, customer service, and general and administrative operations, the development and enhancement of our customer platform, scaling our data center infrastructure and services capabilities and expanding into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Annual Report on Form 10-K, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may decrease significantly.

From time to time, we may invest funds in social impact investment funds, and may receive no return on our investment or lose our entire investment.

From time to time, we may invest in social impact investment funds. As of December 31, 2024, we have invested $9.5 million in the Black Economic Development Fund and $7.5 million in support of Minority Depository Institutions to help close the racial wealth, health and opportunity gap. There is no guarantee as to the performance of this investment or any similar investments we make in the future. Depending on the performance of this investment and future investments we may make, we may not receive any return on our investment or we may lose our entire investment, which could have an adverse effect on our business.

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

•
changes in spending on software by our current or prospective customers;
•
pricing our customer platform subscriptions effectively so that we are able to attract and retain customers without compromising our profitability;
•
attracting new customers for our customer platform, increasing our existing customers’ use of our customer platform and providing our customers with excellent customer support;
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

Our customers have no obligation to renew their subscriptions for our services after the expiration of their contractual subscription period and some customers have elected not to renew. In addition, our customers may renew for fewer subscriptions, renew for shorter contract lengths or switch to lower cost offerings of our services. It is difficult to predict attrition rates given our varied customer base. Our attrition rates may increase or fluctuate as a result of various factors, including customer dissatisfaction with our services, customers’ spending levels, mix of customer base, competition, pricing increases or changes in the macroeconomic environment. If customers do not renew their subscriptions, do not purchase additional features or enhanced subscriptions or if attrition rates increase our operating results in future reporting periods may be significantly below the expectations of the public market, equity research analysts or investors, which could harm the price of our common stock.

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

In June 2020, we incurred indebtedness in the aggregate principal amount of $460.0 million in connection with the issuance of our 0.375% convertible senior notes due June 1, 2025 (the “2025 Notes”). While we expect to settle the principal amount of the 2025 Notes in cash in the first half of 2025 using our existing cash reserves, our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, and any future indebtedness will depend on our performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

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

In the event the conditional conversion feature of the 2025 Notes is triggered, the holders thereof will be entitled to convert the 2025 Notes at any time during specified periods at their option. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended December 31, 2024 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2025 Notes are convertible at the option of the holders thereof during the calendar quarter ending March 31, 2025. Between December 31, 2024 and and the date of filing this report, the Company settled $89.3 million of the principal balance of the 2025 Notes in cash in response to conversion notices received prior to December 31, 2024. Whether the Notes that remain outstanding will be convertible following the calendar quarter ended December 31, 2024 will depend on the continued satisfaction of this condition or another conversion condition in the future. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

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

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share, our stock price has ranged from $25.79 to $866.00 through December 31, 2024. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

•
changes in key personnel; and
•
other events or factors, including changes in general economic, industry and market conditions and trends, international disputes, wars, and political stability.

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

Furthermore, investor perceptions of our company may suffer if deficiencies are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these requirements effectively or efficiently, it could harm our operations, financial reporting, or financial results and could result in an adverse opinion on our internal controls from our independent registered public accounting firm. In addition, as a result of our hybrid culture, many of our employees – including those critical to maintaining an effective system of disclosure controls and internal control over financial reporting – are working, and are expected to continue to work, in a remote environment and not in the office environment from which they have historically performed their duties. While we have experience maintaining effective control systems with our employees working in remote environments, and risks that we have not contemplated may arise and result in our failure to maintain effective disclosure controls or internal control over financial reporting.

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

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. Our amended and restated certificate of incorporation and bylaws include provisions that:

•
authorize “blank check” preferred stock, which could be issued by the board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;
•
provide for a classified board of directors whose members serve staggered three-year terms;
•
specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of the board of directors, the chief executive officer or the president;
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

If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could seriously harm our business and operating results. If we incur debt, the debt holders could have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. The Notes are and any additional equity or equity-linked financings would be dilutive to our stockholders. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. As a result, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

Catastrophic events could disrupt our business and adversely affect our financial condition and results of operations.

We rely on our network infrastructure and enterprise applications, internal technology systems and website for our development, marketing, operations, support, hosted services and sales activities. In addition, some of our businesses rely on third-party hosted services, and we do not control the operation of third-party data center facilities serving our customers from around the world, which increases our vulnerability. A disruption, infiltration or failure of these systems or third-party hosted services in the event of a major earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunctions, pandemics, cyber-attack, war, terrorist attack or other catastrophic event that we do not adequately address, could cause system interruptions, reputational harm, loss of intellectual property, delays in our product development, lengthy interruptions in our services, breaches of data security and loss of critical data. Any of these events could prevent us from fulfilling our customer demands or could negatively impact a country or region in which we sell our products, which could in turn decrease that country’s or region’s demand for our products. A catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected. The adverse effects of any such catastrophic event would be exacerbated if experienced at the same time as another unexpected and adverse event.

The occurrence of regional epidemics or a global pandemic, may have an adverse effect on how we and our customers operate our businesses and our operating and financial results. Our operations may in the future be negatively affected by a range of external factors related to the pandemic that are not within our control, including the emergence and spread of more transmissible variants and the degree of transmissibility and severity thereof. The extent to which global pandemics, impact our financial condition or results of operations will depend on factors, such as the duration and scope of the pandemic, as well as whether there is a material impact on the businesses or productivity of our customers, partners, employee, suppliers and other partners. To the extent that a pandemic, harms our business and results of operations, many of the other risks described in this “Risk Factors” section, may be heightened.

Climate change may have a long-term impact on our business

While we seek to partner with organizations that mitigate their business risks associated with climate change, we recognize that there are inherent risks wherever business is conducted. Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our offices globally may experience climate-related events at an increasing frequency, including drought, water scarcity, heat waves, cold waves, wildfires and resultant air quality impacts and power shutoffs associated with wildfire prevention. While this danger has a low-assessed risk of disrupting normal business operations, it has the potential to disrupt employees’ abilities to commute to work or to work from home and stay connected effectively. Furthermore, it is more difficult to mitigate the impact of these events on our employees to the extent they work from home. Climate-related events, including the increasing frequency of extreme weather events and their impact on the U.S.’s, Europe’s and other major region’s critical infrastructure, have the potential to disrupt our business, our third-party suppliers and/or the business of our customers, and may cause us to experience higher attrition of our employees, losses and additional costs to maintain or resume operations. Regulatory developments, changing market dynamics and stakeholder expectations regarding climate change may impact our business, financial condition and results of operations. To inform our disclosures and take potential action as appropriate, we are working to align our reporting with emerging disclosure and accounting standards such as the Financial Stability Board’s Task Force on Climate-Related Financial Disclosures, the Sustainability Accounting Standards Board and the Global Reporting Initiative, as well as new disclosure requirements from regulators.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity represents an important component of our overall approach to business strategy, risk management and financial oversight. Our board of directors recognizes the critical importance of maintaining the trust and confidence of our customers, business partners and employees, and is actively involved in oversight of our risk management program. The board of directors performs this oversight function at the full board level, as well as through its standing committees that address risks inherent in their respective areas of oversight. The audit committee is responsible for assisting the board of directors in reviewing and assessing the quality and effectiveness of our cybersecurity policies, practices and procedures protecting our information technology systems, data, products and services across all business functions, and reporting its findings to the board of directors, which has final oversight responsibility over cybersecurity-related matters.

Our cybersecurity policies, standards, processes and practices are informed by industry-recognized standards. In general, we seek to address cybersecurity risks through a cross-functional approach that is designed to preserve the confidentiality, security and availability of the information that we collect and store.

Cyber Risk Management and Strategy

Under the board of directors’and audit committee’s oversight, we have implemented and maintain a risk management program that includes processes for the systematic identification, assessment and treatment (through mitigation, transfer, avoidance and/or acceptance) of cybersecurity risks. This risk management program addresses, but is not limited to, risks identified by internal auditors and assessors, threat intelligence providers, internal stakeholders, vulnerability management programs and security management programs. We also engage external independent assessors from time to time to conduct cyber risk assessments and to report both findings and recommendations to management.

Risk assessments: Our security team, in coordination with our enterprise risk management team, conducts periodic risk assessments to identify and analyze the business and security risks, vulnerabilities, emerging technologies, laws and regulations. Our internal audit team evaluates the results of these risk assessments to determine critical areas for audit as part of our annual internal audit plan. The results of the internal audits are reported to the audit committee, and the security team manages and maintains remediation strategies for identified risks.

Vendor risk management: As part of our risk management program, our vendor risk management teams are responsible for conducting due diligence on vendors submitted for risk evaluation where medium- or high-risk data are in scope. We require assessments of these third-party vendors prior to establishing a business relationship, and monitor high-risk vendors on an ongoing basis, as part of our efforts to require these vendors to maintain their commitments related to data security, availability and confidentiality. Our security team’s assessment of vendors’ security controls and processes is calibrated to the risk level assigned to the vendor.

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

Governance Related to Cybersecurity Risks

Board oversight: Our board of directors has final oversight responsibility over cybersecurity-related matters. The full board of directors participates in interactive sessions with management, typically twice a year, dedicated to cybersecurity risks. These sessions, led by our Chief Information Security Officer (CISO), address a range of cybersecurity-related topics, such as recent developments related to the threat landscape, security controls, vulnerability assessments, third-party reviews, internal audits, technological trends and information security considerations arising with respect to our peers and third parties.

The audit committee assists the board of directors in fulfilling its oversight responsibilities with respect to the management of risks arising from cybersecurity threats, and our security team provides written reports to the audit committee for its review. The audit committee is responsible for reporting findings related to its review of these matters to the board of directors.

As appropriate, the board of directors also receives information regarding cybersecurity incidents as well as ongoing updates regarding mitigation of any such incidents until they have been resolved.

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

Our CISO has over 25 years of experience working in security and infrastructure for SaaS and hosted services. She has a master's degree in cybersecurity and has maintained an active CISSP certification since 2012.The CISO reports to the Chief Technology Officer, who has overseen the cybersecurity team since 2020 and has led infrastructure teams at the Company for over 12 years.

ITEM 2. Properties

Our corporate headquarters are located in Cambridge, Massachusetts, where we currently occupy approximately 205,000 square feet of office space under lease agreements that expire through 2035. We also maintain a number of international offices across the world. We believe that our existing facilities and offices are adequate to meet our needs for the foreseeable future.

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

ITEM 4. Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on the New York Stock Exchange under the symbol “HUBS” since October 9, 2014. Prior to that date, there was no public trading market for our common stock. As of February 7, 2025, we had 23 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

The following graph shows a comparison of the cumulative total return for our common stock, the Nasdaq Computer Index and the S&P 500 Index for each of the last six fiscal years ended December 31, 2024. The graph assumes an initial investment of $100 in each of the Company’s common stock, the Nasdaq Computer Index and the S&P 500. Such returns are based on historical results and are not intended to suggest future performance.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
HubSpot	$100	$126	$315	$524	$230	$462	$554
S&P 500 Index	$100	$129	$150	$190	$153	$190	$235
Nasdaq Computer Index	$100	$150	$225	$311	$200	$332	$453

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2025 Annual Meeting of Stockholders

Outstanding Convertible Senior Notes and Capped Call Options

In June 2020, we issued $460 million aggregate principal amount of convertible senior notes due June 1, 2025 (the “2025 Notes”), of which $459.0 million of the principal amount remained outstanding as of December 31, 2024. In connection with the offering of the 2025 Notes, the Company purchased capped call options (“Capped Call Options”) that give the Company the option to purchase up to approximately 1.6 million shares of its common stock for $282.52 per share. Between December 31, 2024 and the date of filing this report, the Company settled $89.3 million of the principal balance of the 2025 Notes in cash in response to conversion notices received prior to December 31, 2024.

ITEM 6. [Reserved]

Not Applicable.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part I, Item 1A within this Annual Report on Form 10-K. A discussion of our financial condition, results of operations, and cash flows for the year ended December 31, 2023 compared to the year ended December 31, 2022 is included in section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 14, 2024.

Company Overview

We provide a customer platform that helps businesses connect and grow better. We deliver seamless connection for customer-facing teams with a unified platform that includes three layers: AI-powered engagement hubs, a Smart CRM, and a connected ecosystem that extends the customer platform with app marketplace integrations, a community network, and an academy of educational content.

Our AI-powered engagement hubs include Marketing, Sales, Service, Operations, Content, and Commerce, as well as other tools and integrations that enable companies to attract, engage, and delight customers throughout the customer lifecycle. Our customer platform features a central database of lead and customer interactions and integrated applications designed to help businesses attract visitors to their websites, convert visitors into leads, close leads into customers, transact with those customers, and delight them so they become promoters of those businesses.

Breeze is our AI that powers the customer platform, including our Smart CRM, engagement Hubs, and the connected ecosystem. The core of our customer platform is our Smart CRM: a unified data platform of lead and customer information that allows businesses to track their interactions with contacts and customers, manage their customer activities, report on their pipeline and sales, and manage and govern their team and business processes. Our customer platform was built to easily and seamlessly integrate third party applications to further customize to an individual company’s industry or needs. As data is becoming more important to our customers’ success and a differentiator for our business, there is a need to move quickly on data enrichment.

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

We focus on selling to mid-market business-to-business, or B2B, companies, which we define as companies that have between two and 2,000 employees. While our customer platform was built to grow with any company, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving this market segment. These mid-market businesses seek an integrated, easy-to-implement and easy-to-use solution to reach customers and compete with organizations that have larger marketing, sales, and customer service budgets. We efficiently reach these businesses at scale through our proven inbound methodology, our Solutions Partners, and our “freemium” model. A Solutions Partner is a service provider that helps businesses with strategy, execution, and implementation of go-to-market activities and technology solutions. Our freemium model attracts customers who begin using our customer platform through our free products and then upgrade to our paid products. As of December 31, 2024, we had 8,246 full-time employees and 247,939 Customers of varying sizes in more than 135 countries, representing many industries.

Our customer platform is a multi-tenant, globally available software-as-a-service product delivered through APIs, web browsers or mobile applications. We sell our customer platform on a subscription basis. Our total revenue increased to $2.6 billion in 2024, from $2.2 billion in 2023, and from $1.7 billion in 2022, representing year-over-year increases of 21% in 2024 and 25% in 2023. We had net income of $4.6 million in 2024, net losses of $164.5 million in 2023, and $107.3 million in 2022.

We derive most of our revenue from subscriptions to our cloud-based customer platform and related professional services, which consist of customer on-boarding, training and consulting services. Subscription revenue accounted for 98% of our total revenue for the years ended December 31, 2024, 2023, and 2022. We sell multiple product plans at different base prices on a subscription basis, each of which includes our Smart CRM and integrated applications to meet the needs of the various customers we serve. We also generate revenue through usage and consumption-based models. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We also generate additional revenue based on the purchase of additional subscriptions, products and seats, and the number of account users. Most of our Customers’ subscriptions are one year or less in duration.

Subscriptions are billed in advance on various schedules. Because the mix of billing terms for orders can vary from period to period, the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. Accordingly, we do not believe that change in deferred revenue is an accurate indicator of future revenue.

Many of our customers purchase on-boarding, training, and consulting services, which are designed to help customers enhance their ability to attract, engage and delight their customers using our customer platform. We also generate revenue from Commerce Hub and a number of revenue-share agreements with other companies. Professional services and other revenue accounted for 2% of total revenue for the years ended December 31, 2024, 2023, and 2022.

We have focused on rapidly growing our business and plan to continue to make investments to help us address some of the challenges facing us to support this growth, such as demand for our customer platform by existing and new customers, significant competition from other customer platform providers and related applications and rapid technological change in our industry.

We believe that the growth of our business is dependent on many factors, including our ability to expand our customer base, increase adoption of our customer platform within existing customers, develop new products and applications to extend the functionality of our customer platform and provide a high level of customer service. We have invested and intend to continue investing for long-term growth. We intend to continue to invest in sales and marketing to support our growth. We plan to continue to invest in research and development as we continue to introduce new products and applications to extend the functionality of our customer platform. We intend to continue maintaining a high level of customer service and support which we consider critical for our continued success. We also plan to continue investing in our data center infrastructure and services capabilities in order to support continued future customer growth. We also expect to continue to incur additional general and administrative expenses as a result of both our growth and the infrastructure required to be a public company. We expect to use our cash flow from operations to fund these growth strategies and support our business and may break-even from a profitability perspective in the next 12 months.

Global Economic Conditions

Our results of operations may be significantly influenced by general macroeconomic conditions, including, but not limited to, the impact of pandemics, geo-political conflicts, foreign currency fluctuations, interest rates, inflation, recession risks, existing and new domestic and foreign laws and regulations, all of which are beyond our control. Fluctuations in foreign exchange rates and rising inflation have had, and may continue to have an adverse impact on our financial condition and operating results in future periods. As we continue to monitor the direct and indirect impacts of these circumstances, the broader implications of these macroeconomic events on our business, results of operations and overall financial position, particularly in the long term, remain uncertain. See Part I, Item 1A. "Risk Factors" for further discussion of the impact of these general macroeconomic factors and risks on our business.

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

	Year Ended December 31,
	2024	2023	2022
Customers	247,939	205,091	167,386
Average Subscription Revenue per Customer	$11,343	$11,384	$11,163
Net Revenue Retention	102.2%	103.9%	110.3%

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

Key Components of Consolidated Statements of Operations

Revenue

We derive our revenue from two major sources, revenue from subscriptions to our customer platform and professional services and other revenue consisting mainly of on-boarding, training, consulting services fees, and Commerce Hub.

Subscription based revenue is derived from customers using our customer platform for their marketing, sales, service, operations, and content management needs. Our customer platform includes a system of engagement for efficiently engaging customers through SEO, web content, social, blogging, email, marketing automation, messaging, support ticketing, knowledge base, commerce, conversation routing, video hosting, and data enrichment. Over 1,700 integrations and applications are available for our users, across a wide range of categories, including integrations with leading social media, email, sales, video, analytics, content and webinar tools. All subscription fees that are billed in advance of service are recorded in deferred revenue. Subscription based revenue is recognized net of consideration paid to Solutions Partners when those Solutions Partners purchase a subscription to our customer platform.

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

Cost of professional services and other revenue consists primarily of personnel costs of our professional services organization, including salaries, benefits, bonuses and stock-based compensation, amortization of capitalized software development costs associated with our internally built software platform, as well as professional fees and allocated overhead costs, which we define as facilities, depreciation of fixed assets, and costs related to information technology. It also consists of costs associated with our other service offerings, including Commerce Hub.

We expect that the cost of subscription and professional services and other revenue will increase in absolute dollars as we continue to invest in growing our business. Over time, we expect to gain benefits of scale associated with our costs of hosting our customer platform relative to subscription revenues, resulting in improved subscription gross margin, exclusive of stock-based compensation. We expect professional services and other margins to break-even in the next 12 months, exclusive of stock-based compensation.

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

General and Administrative

General and administrative expenses consist of personnel costs and related expenses for executive, finance, legal, human resources, employee-related information technology, administrative personnel, including payroll, benefits and stock-based compensation expense, professional fees for external legal, accounting and other consulting services, and allocated overhead costs. We expect that general and administrative expenses will increase on an absolute dollar basis as we incur the costs of compliance associated with being a publicly trade company, and remain relatively consistent as a percentage of total revenue, exclusive of stock-based compensation expense, as we focus on processes, systems and controls to enable our internal support functions to scale with the growth of our business. Over time, we expect general and administrative expenses to remain consistent as a percentage of total revenue, exclusive of stock-based compensation.

Restructuring

Restructuring expenses primarily consist primarily of lease consolidation charges and personnel costs, such as employee severance payments, benefits, and stock-based compensation expense, associated with our workforce reduction, which are described in Note 18 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Other Income (Expense)

Interest income primarily consists of interest earned on invested cash and cash equivalents balances and investments. Interest expense primarily consists of amortization of issuance costs and contractual interest expense related to our Notes. Other income

(expense) primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities and any gains, losses, or impairments on our strategic investments.

Income Tax Expense

Income tax expense consists of current and deferred taxes for U.S. and foreign jurisdictions.

Results of Operations

The following tables set forth certain consolidated financial data in dollar amounts and as a percentage of total revenue.

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Revenue:
Subscription	$2,569,546	$2,123,479	$1,690,538
Professional services and other	57,997	46,751	40,431
Total revenue	2,627,543	2,170,230	1,730,969
Cost of revenue:
Subscription	336,878	283,675	251,274
Professional services and other	56,387	54,687	56,746
Total cost of revenue	393,265	338,362	308,020
Gross profit	2,234,278	1,831,868	1,422,949
Operating expenses:
Research and development	778,714	617,745	442,022
Sales and marketing	1,218,844	1,068,560	886,069
General and administrative	300,332	249,649	197,720
Restructuring	3,990	96,843	—
Total operating expenses	2,301,880	2,032,797	1,525,811
Loss from operations	(67,602)	(200,929)	(102,862)
Other income (expense)
Interest income	82,706	58,828	15,000
Interest expense	(3,721)	(3,801)	(3,762)
Other income (expense)	17,294	(4,673)	(6,829)
Total other income (expense)	96,279	50,354	4,409
Income (loss) before income tax expense	28,677	(150,575)	(98,453)
Income tax expense	(24,049)	(13,935)	(8,894)
Net income (loss)	$4,628	$(164,510)	$(107,347)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Subscription	98%	98%	98%
Professional services and other	2	2	2
Total revenue	100	100	100
Cost of revenue:
Subscription	13	13	15
Professional services and other	2	3	3
Total cost of revenue	15	16	18
Gross profit	85	84	82
Operating expenses:
Research and development	30	28	26
Sales and marketing	46	49	51
General and administrative	11	12	11
Restructuring	0	4	0
Total operating expenses	88	94	88
Loss from operations	(3)	(9)	(6)
Total other income (expense)	4	2	0
Income (loss) before income tax expense	1	(7)	(6)
Income tax expense	(1)	(1)	(1)
Net income (loss)	0%	-8%	-6%

* Percentages are based on actual values. Totals may not sum due to rounding.

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Revenue

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Subscription	$2,569,546	$2,123,479	$446,067	21%
Professional services and other	57,997	46,751	11,246	24%
Total revenue	$2,627,543	$2,170,230	$457,313	21%

Subscription revenue increased during 2024 due to the increase in Customers, which grew from 205,091 as of December 31, 2023 to 247,939 as of December 31, 2024. Average Subscription Revenue per Customer also decreased from $11,384 for the year ended December 31, 2023 to $11,343 for the year ended December 31, 2024. The growth in Customers was primarily driven by increased demand for our lower-priced Starter products, as well as Professional and Enterprise products from our new seats model. The decrease in Average Subscription Revenue per Customer was primarily driven by continued purchases of our lower-priced Starter products and the impact of our new seats pricing model, offset by a continued demand for our Professional and Enterprise products, the addition of customers from the acquisition of Clearbit, and the impact of foreign currency translation primarily attributable to the increase in the value of the U.S. Dollar relative to the Euro and British Pound Sterling.

Professional services and other revenue increased during 2024 primarily due to an increase in other revenue streams, including Commerce Hub.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Total cost of revenue	$393,265	$338,362	$54,903	16%
Gross profit	$2,234,278	$1,831,868	$402,410	22%
Gross margin	85%	84%

Total cost of revenue increased during 2024 primarily due to an increase in subscription and hosting costs, amortization of capitalized software development costs, amortization of acquired technology and employee-related costs, offset by a decrease in allocated overhead expenses. Gross margins remained relatively consistent year-over-year.

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Subscription cost of revenue	$336,878	$283,675	$53,203	19%
Percentage of subscription revenue	13%	13%

The increase in subscription cost of revenue for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to the following:

Change
(in thousands)
Amortization of capitalized software development costs	$27,937
Subscription and hosting costs	16,766
Amortization of acquired technology	5,402
Employee-related costs	3,727
Allocated overhead expenses	(629)
$53,203

Subscription and hosting costs increased primarily due to growth in our Customer base from 205,091 at December 31, 2023 to 247,939 at December 31, 2024. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continued to develop new products and increased functionality. We also saw higher subscription and hosting costs as we continued to focus on the security, reliability and performance of our customer platform. Amortization of acquired technology increased due to the acquired technology associated with our acquisition of Clearbit in December 2023. Employee-related costs increased as a result of increased headcount as we continue to grow our customer support organization to support our customer growth and improve service levels and offerings. Allocated overhead expenses decreased primarily due to the reduction of our leased space as a result of the global lease consolidation under the Restructuring Plan.

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Professional services and other cost of revenue	$56,387	$54,687	$1,700	3%
Percentage of professional services and other revenue	97%	117%

The increase in professional services and other cost of revenue for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to the following:

Change
(in thousands)
Allocated overhead and other expenses	$9,747
Employee-related costs	(8,047)
$1,700

Allocated overhead and other expenses increased primarily due to increased costs associated with our other service offerings, including Commerce Hub. Employee-related costs decreased as we continue to leverage our Solutions Partners to deliver on-boarding and other professional services.

Research and Development

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Research and development	$778,714	$617,745	$160,969	26%
Percentage of total revenue	30%	28%

The increase in research and development expense for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$141,720
Hosting expenses	6,479
Allocated overhead expenses	9,805
Professional fees	2,965
$160,969

Employee-related costs increased as a result of increased headcount as we continued to grow our engineering organization to develop new products, increase functionality and to maintain our existing customer platform. Hosting expense increased due to incremental spend associated with our product development infrastructure that is unrelated to the hosting of our customer platform for our paying Customers. Allocated overhead expenses increased due to the increased proportional allocation of shared company expenses associated with the growth in research and development headcount relative to other departments. Professional fees increased due to an increase in the use of third-party services and contractors.

Sales and Marketing

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Sales and marketing	$1,218,844	$1,068,560	$150,284	14%
Percentage of total revenue	46%	49%

The increase in sales and marketing expense for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$125,840
Marketing programs	14,862
Solutions Partner commissions	3,966
Software and services	6,147
Allocated overhead expenses	1,143
Intangible asset write off	(1,674)
$150,284

Employee-related costs increased as a result of increased headcount as we expanded our selling and marketing organizations to grow our customer base. Marketing programs increased due to the timing and size of certain marketing efforts as we made investments in attracting new customers. Solutions Partner commissions increased as a result of increased revenue generated through our Solutions Partners, partially offset by certain Solutions Partner commissions that are deferred and amortized over two to four years as we changed the duration of certain Solutions Partner commissions terms from lifetime to three years in 2023. Software and services expense increased as we continued to invest in tools to expand our sales and marketing efforts. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure. In addition, during 2023, we recorded a one-time write off of an intangible asset which did not recur in 2024.

General and Administrative

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
General and administrative	$300,332	$249,649	$50,683	20%
Percentage of total revenue	11%	12%

The increase in general and administrative expense for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$34,681
Customer credit card fees	4,519
Professional fees	5,037
Software and services	5,025
Allocated overhead expenses	1,421
$50,683

Employee-related costs increased as a result of increased headcount as we grew our business and required additional personnel to support our expanded operations. Professional fees increased primarily due to our acquisition in 2024. Customer credit card fees increased due to increased customer transactions as we continued to grow our business. Software and services expense increased as we continued to invest in tools to streamline operations across general and administrative functions. Allocated overhead expenses increased due to an increase in shared company expenses associated with infrastructure as we continued to grow our business.

Restructuring

	Year Ended December 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Restructuring	$3,990	$96,843	$(92,853)	(96%)
Percentage of total revenue	*	4%

Restructuring charges in 2024 consisted of variable facilities-related costs on unused space. Restructuring charges were $96.8 million in 2023 due to the implementation of the Restructuring Plan in the first quarter of 2023 and its continued execution throughout the year. Restructuring charges in 2023 primarily consisted of $26.8 million of severance, employee related benefits and other costs, and $70.0 million related to the termination and abandonment of leases globally. See Note 18 in the Notes to the Consolidated Financial Statements.

Interest Income

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Interest income	$82,706	$58,828	$23,878	41%
Percentage of total revenue	3%	3%

Interest income primarily consists of interest earned on invested cash and cash equivalents balances and investments. The increase during the year is due to a higher balance of cash invested and increases in yields on our investment balances.

Interest Expense

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Interest expense	$(3,721)	$(3,801)	$(80)	(2%)
Percentage of total revenue	*	*

* not meaningful

Interest expense primarily consists of amortization of the debt issuance costs and contractual interest expense related to our 2025 Notes.

Other (Expense) Income

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Other income (expense)	$17,294	$(4,673)	$21,967	470%
Percentage of total revenue	1%	*

* not meaningful

The change in other expense during 2024 is primarily due to the following:

Change
(in thousands)
Gain on strategic investments	$21,245
Impairment of strategic investments	(3,602)
Foreign currency transaction gains and losses	4,324
$21,967

Other income (expense) primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities and any gains or impairments on our strategic investments. The increase in gain on strategic investments is due to gains of $21.2 million from observable price changes in the value of certain strategic investments in 2024 that did not occur in 2023. The increase in impairment of strategic investments is due to a $5.3 million loss recorded in 2024 from the decrease in value of our strategic investments compared to $1.7 million in 2023. The change in foreign currency gains and losses transactions is primarily attributable to the value of the U.S. Dollar relative to the Euro and British Pound Sterling.

Income Tax Expense

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Income tax expense	$(24,049)	$(13,935)	$(10,114)	73%
Effective tax rate	(84%)	9%

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

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents provided by operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cash and cash equivalents	$512,667	$387,987	$331,022
Working capital	1,060,204	929,532	1,000,058
Net cash and cash equivalents provided by operating activities	598,599	350,971	273,174
Net cash and cash equivalents used in investing activities	(515,861)	(334,766)	(319,658)
Net cash and cash equivalents provided by financing activities	53,495	37,011	7,428

Our cash and cash equivalents at December 31, 2024 were held for working capital purposes and for a business acquisition (See Note 19 of the Notes to Consolidated Financial Statements). We believe our working capital is sufficient to support our operations for at least the next 12 months. At December 31, 2024, $184.3 million of our cash and cash equivalents was held in accounts outside the United States. We do not assert indefinite reinvestment of our foreign earnings because these earnings have been subject to United States Federal tax. While we have concluded that any incremental tax incurred upon ultimate distribution of these earnings to be immaterial, our current plans do not demonstrate a need to repatriate undistributed earnings to fund our U.S. operations.

Net Cash and Cash Equivalents Provided by Operating Activities

Net cash and cash equivalents provided by operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash and cash equivalents provided by operating activities during the year ended December 31, 2024 primarily reflected our net income of $4.6 million, $51.7 million accretion of bond discounts and a $21.2 million gain on investments, offset by non-cash expenses that included $96.8 million of depreciation and amortization, $504.8 million in stock-based compensation, $5.3 million on impairment of strategic investments, $2.7 million provision for deferred income taxes, and $2.0 million of amortization of debt issuance costs. Working capital sources of cash and cash equivalents primarily included a $131.0 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $32.3 million decrease in right-of-use assets, and $89.0 million increase in accrued expenses and other liabilities. These sources of cash and cash equivalents were offset by a $4.4 million increase in prepaid expenses and other assets, a $41.5 million decrease in operating lease liabilities, a $4.6 million decrease in accounts payable related to timing of bill payments, a $96.7 million increase in deferred commissions, and a $48.4 million increase in accounts receivable as a result of increased billings to customers.

Net cash and cash equivalents provided by operating activities during the year ended December 31, 2023 primarily reflected our net loss of $164.5 million and $42.9 million accretion of bond discounts, offset by non-cash expenses that included $72.7 million of depreciation and amortization, restructuring charges of $67.3 million, $432.3 million in stock-based compensation, $1.7 million on impairment of strategic investments, and $2.0 million of amortization of debt issuance costs. Working capital sources of cash and cash equivalents primarily included a $109.9 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $29.2 million decrease in right-of-use assets, and $79.9 million increase in accrued expenses and other liabilities. These sources of cash and cash equivalents were offset by a $47.0 million increase in prepaid expenses and other assets, a $36.9 million decrease in operating lease liabilities, a $14.0 million decrease in accounts payable related to timing of bill payments, a $81.2 million increase in deferred commissions, and a $57.6 million increase in accounts receivable as a result of increased billings to customers.

Net Cash and Cash Equivalents Used in Investing Activities

Our investing activities have consisted primarily of purchases, maturities and sale of investments, property and equipment purchases, business acquisitions, purchase of intangible assets, purchases of strategic investments, and capitalization of software development costs. Capitalized software development costs are related to new products or improvements to our existing software platform that expands the functionality for our customers and for Company use.

Net cash and cash equivalents used in investing activities during the year ended December 31, 2024 consisted primarily of cash used for $2.0 billion purchases of investments, $15.5 million of purchases of strategic investments, $40.4 million for acquisition of a business, $37.9 million of purchased property and equipment, $1.2 million purchases of intangible assets, and $89.6 million of capitalized software development costs, offset by $1.7 billion received related to the maturity of investments, $2.0 million of proceeds from sale of investments, and $1.9 million of proceeds from a net working capital settlement.

Net cash and cash equivalents used in investing activities during the year ended December 31, 2023 consisted primarily of $1.6 billion purchases of investments, $33.7 million of purchased property and equipment, $14.4 million of purchases of strategic investments, $66.4 million of capitalized software development costs, and $142.1 million for a business acquisition. These uses of cash were offset by $1.5 billion received related to the maturity of investments.

Net Cash and Cash Equivalents Provided by Financing Activities

Our financing activities have consisted primarily of the issuance of common stock under our stock plans, and payments of employee taxes related to the net share settlement of stock-based awards.

For the year ended December 31, 2024, cash provided by financing activities consisted of $75.5 million of proceeds related to issuance of common stock under stock plans, offset by $21.9 million used for payment of employee taxes related to the net share settlement of stock-based awards.

For the year ended December 31, 2023, cash provided by financing activities consisted of $47.7 million of proceeds related to issuance of common stock under stock plans, offset by $10.7 million used for payment of employee taxes related to the net share settlement of stock-based awards.

Liquidity and Capital Resources Considerations

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consist of operating lease liabilities that are included in our consolidated balance sheets and vendor commitments associated with agreements that are legally binding. As of December 31, 2024, the total obligation for operating leases was $356.6 million, of which $51.8 million is expected in the next twelve months. As of December 31, 2024, our vendor commitment was $681.0 million, of which $247.7 million is expected in the next twelve months. See Note 12 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Convertible Senior Notes

As of December 31, 2024, the carrying value was $458.2 million for our 2025 Notes. The interest rate is fixed at 0.375% for the 2025 Notes and the notes are due June 1, 2025. The Company expects to settle the principal amount of the 2025 Notes in cash. Between December 31, 2024 and the date of filing this report, the Company settled $89.3 million of the principal balance of the 2025 Notes in cash in response to conversion notices received prior to December 31, 2024. See Note 10 and Note 19 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Letters of Credit

As of December 31, 2024, we had a total of $4.1 million in letters of credit outstanding for office space. These irrevocable letters of credit are expected to remain in effect, in some cases, until 2029.

Off Balance Sheet Arrangements

We have no material off-balance sheet arrangements at December 31, 2024 or 2023 exclusive of items described above and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

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

Revenue Recognition

We generate revenue from arrangements with multiple performance obligations, which typically include subscriptions to our online software solutions and professional and other services which include on-boarding, training, consulting services and our Commerce Hub. Our customers do not have the right to take possession of the online software products. Revenue from online software products and support is recognized ratably over the subscription period beginning on the date the online software product is made available to customers. We recognize revenue from on-boarding, training, consulting services, and Commerce Hub as the services are provided. Amounts billed that have not yet met the applicable revenue recognition criteria are recorded as deferred revenue.

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

Costs to Obtain a Contract with a Customer

Sales commissions earned by our sales force and Solutions Partners are considered incremental, recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be approximately two to four years. The two to four-year period has been determined by taking into consideration the commitment term of the customer contract, the nature of the Company’s technology development life-cycle, and an estimated customer relationship period. Sales commissions for upgrade contracts are deferred and amortized on a straight-line basis over the remaining estimated customer relationship period of the related customer. While we do not anticipate any significant changes to the two to four year amortization period, if a change did occur it could produce a material impact on our financial statements. For example, if the commitment term of our customer contracts significantly increased, our deferred commission expense asset would increase, and our amortization expense would decrease in the period in which the change occurs.

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

Significant judgment is used in determining fair values of assets acquired and liabilities assumed, as well as intangible assets and their estimated useful lives. Fair value and useful life determinations are based on, among other factors, estimates of replacement costs, future expected cash flows attributable to the acquired intangible assets and appropriate discount rates used in computing present values. Particularly for the acquisitions of Cacheflow and Clearbit, management applied judgment in estimating the fair values of the acquired developed technology intangible assets. For the acquisition of Cacheflow, management applied judgment in estimating the costs to rebuild the acquired technology. For the acquisition of Clearbit, the valuation involved estimates and assumptions with respect to forecasted revenue growth rates, the revenue attributable to the acquired intangible asset over its estimated economic life and the discount rate. These judgments may materially impact the estimates used in allocating the purchase price consideration to the fair value of assets acquired and liabilities assumed, as well as our current and future operating results. Actual results may vary from these estimates that may result in adjustments to goodwill and acquisition date fair values of assets and liabilities during a measurement period or upon a final determination of asset and liability fair values, whichever occurs first. Adjustments to the fair value of assets acquired and liabilities assumed made after the end of the measurement period are recorded within our operating results.

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

We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing monetary assets and liabilities that are denominated in currencies other than the functional currency of the entities in which they are recorded. In the first quarter of 2024, we implemented a hedging program intended to allow us to mitigate foreign exchange impacts, such as exposure to currency exchange rates in connection with significant transactions denominated in currencies other than the U.S. dollar, by entering into derivatives transactions such as foreign exchange forwards. See Note 15 in the Notes to the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

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

Market Risk and Market Interest Risk

In June 2020, we issued $460.0 million aggregate principal amount of convertible senior notes due June 1, 2025, of which $459.0 million remained outstanding as of December 31, 2024. The fair value of the 2025 Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the 2025 Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of the 2025 Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Generally, the fair values of the 2025 Notes will increase as interest rates fall and decrease as interest rates rise. Additionally, we carry the 2025 Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. The Federal Reserve has raised, and may continue to raise interest rates in an effort to combat high inflation. There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies, related to concerns over inflation risk.

The table below provides a sensitivity analysis of hypothetical 10% changes of our stock price as of December 31, 2024 and the estimated impact on the fair value of the 2025 Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such event may have on the fair value of the Notes.

2025 Notes

Hypothetical change in HubSpot stock price	Fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$1,242,450	$111,466	10%
No change	$1,130,984	$—	—
10% decrease	$1,016,020	$(114,964)	(10)%

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of HubSpot, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of HubSpot, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Cacheflow from its assessment of internal control over financial reporting as of December 31, 2024 because it was acquired by the Company in a purchase business combination during 2024. We have also excluded Cacheflow from our audit of internal control over financial reporting. Cacheflow is a wholly owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1% of each of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.

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

Capitalized software development costs - estimate of time and related costs eligible for capitalization

As described in Note 2 to the consolidated financial statements, the Company’s consolidated capitalized software development costs, net balance was $154.5 million as of December 31, 2024. The Company capitalizes certain software development costs for new offerings as well as upgrades to existing software platforms. Management determines the amount of internal software costs to be capitalized based on the amount of time spent by developers on projects in the application stage of development. There is judgment involved in estimating time allocated to a particular project in the application stage.

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

February 12, 2025

We have served as the Company’s auditor since 2016.

HUBSPOT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$512,667	$387,987
Short-term investments	1,556,828	1,000,245
Accounts receivable—net of allowance for credit losses of $6,088 and $5,516 at December 31, 2024 and 2023, respectively	334,829	295,303
Deferred commission expense	148,693	99,326
Prepaid expenses and other current assets	80,586	88,679
Total current assets	2,633,603	1,871,540
Long-term investments	154,212	325,703
Property and equipment, net	114,165	103,331
Capitalized software development costs, net	154,484	106,229
Right-of-use assets	216,230	251,071
Deferred commission expense, net of current portion	160,814	122,194
Other assets	115,254	75,247
Intangible assets, net	37,563	42,316
Goodwill	209,508	173,761
Total assets	3,795,833	3,071,392
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	3,649	9,106
Accrued compensation costs	67,442	53,462
Accrued commissions	102,043	78,169
Accrued expenses and other current liabilities	125,135	94,074
Operating lease liabilities	32,693	35,047
Convertible senior notes	458,184	—
Deferred revenue	784,253	672,150
Total current liabilities	1,573,399	942,008
Operating lease liabilities, net of current portion	254,539	296,561
Deferred revenue, net of current portion	3,969	5,810
Other long-term liabilities	55,640	36,459
Convertible senior notes, net of current portion	—	456,206
Total liabilities	1,887,547	1,737,044
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value—500,000 shares authorized; 52,667 and 51,358 shares issued; 51,767 and 50,448 shares outstanding at December 31, 2024 and 2023, respectively	52	50
Additional paid-in capital	2,713,697	2,136,908
Accumulated other comprehensive (loss) income	(5,654)	1,827
Accumulated deficit	(799,809)	(804,437)
Total stockholders’ equity	1,908,286	1,334,348
Total liabilities and stockholders’ equity	$3,795,833	$3,071,392

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Subscription	$2,569,546	$2,123,479	$1,690,538
Professional services and other	57,997	46,751	40,431
Total revenue	2,627,543	2,170,230	1,730,969
Cost of Revenue:
Subscription	336,878	283,675	251,274
Professional services and other	56,387	54,687	56,746
Total cost of revenue	393,265	338,362	308,020
Gross profit	2,234,278	1,831,868	1,422,949
Operating expenses:
Research and development	778,714	617,745	442,022
Sales and marketing	1,218,844	1,068,560	886,069
General and administrative	300,332	249,649	197,720
Restructuring (Note 18)	3,990	96,843	—
Total operating expenses	2,301,880	2,032,797	1,525,811
Loss from operations	(67,602)	(200,929)	(102,862)
Total other income (expense):
Interest income	82,706	58,828	15,000
Interest expense	(3,721)	(3,801)	(3,762)
Other income (expense)	17,294	(4,673)	(6,829)
Total other income (expense)	96,279	50,354	4,409
Income (loss) before income tax expense	28,677	(150,575)	(98,453)
Income tax expense	(24,049)	(13,935)	(8,894)
Net income (loss)	4,628	(164,510)	(107,347)
Net income (loss) per share, basic	$0.09	$(3.30)	$(2.23)
Net income (loss) per share, diluted	$0.09	$(3.30)	$(2.23)
Weighted average common shares used in computing basic net income (loss) per share:	51,178	49,877	48,065
Weighted average common shares used in computing diluted net income (loss) per share:	51,819	49,877	48,065

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year ended December 31,
	2024	2023	2022
Net income (loss)	$4,628	$(164,510)	$(107,347)
Other comprehensive loss:
Foreign currency translation adjustments	(6,878)	4,020	(2,538)
Changes in unrealized gain (loss) on investments, net of income taxes of $0 in 2024, 2023, and 2022	318	10,697	(9,013)
Changes in unrealized loss on cash flow hedges, net of income taxes of $101 in 2024	(921)	—	—
Comprehensive income (loss)	$(2,853)	$(149,793)	$(118,898)

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

	Common Stock, $0.001 Par Value		Treasury Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	$	Shares	$	Capital	Income (Loss)	Deficit	Total
Balances at December 31, 2021	47,390	$47	910	$—	$1,436,089	$(1,339)	$(563,946)	870,851
Issuance of common stock under stock plans	1,052	1	—	—	39,931	—	—	39,932
Restricted stock units taxes paid in cash	(27)	—	—	—	(11,526)	—	—	(11,526)
Stock-based compensation	—	—	—	—	284,749	—	—	284,749
Conversion of the 2025 Notes	—	—	—	—	(691)	—	—	(691)
Conversion of the 2022 Notes	—	—	—	—	(60,422)	—	—	(60,422)
Settlement of Convertible Note Hedges	—	—	—	—	60,483	—	—	60,483
Cumulative adjustment from adoption of convertible debt standard	—	—	—	—	(101,167)	—	31,366	(69,801)
Settlement of warrants	802	1	—	—	—	—	—	1
Other comprehensive loss, net of tax	—	—	—	—	—	(11,551)	—	(11,551)
Net loss	—	—	—	—	—	—	(107,347)	(107,347)
Balances at December 31, 2022	49,217	$49	910	$—	$1,647,446	$(12,890)	$(639,927)	$994,678
Issuance of common stock under stock plans	1,255	1	—	—	46,120	—	—	46,121
Restricted stock units taxes paid in cash	(24)	—	—	—	(10,756)	—	—	(10,756)
Stock-based compensation	—	—	—	—	454,098	—	—	454,098
Other comprehensive loss, net of tax	—	—	—	—	—	14,717	—	14,717
Net loss	—	—	—	—	—	—	(164,510)	(164,510)
Balances at December 31, 2023	50,448	$50	910	$—	$2,136,908	$1,827	$(804,437)	$1,334,348
Issuance of common stock under stock plans	1,356	2	(10)	—	74,356	—	—	74,358
Restricted stock units taxes paid in cash	(37)	—	—	—	(21,949)	—	—	(21,949)
Stock-based compensation	—	—	—	—	524,382	—	—	524,382
Other comprehensive loss, net of tax	—	—	—	—	—	(7,481)	—	(7,481)
Net income	—	—	—	—	—	—	4,628	4,628
Balances at December 31, 2024	51,767	$52	900	$—	$2,713,697	$(5,654)	$(799,809)	1,908,286

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Operating Activities:
Net income (loss)	$4,628	$(164,510)	$(107,347)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities, net of acquisitions
Depreciation and amortization	96,828	72,673	58,150
Stock-based compensation	504,770	432,271	275,849
Restructuring charges	—	67,263	—
Gain on strategic investments	(21,245)	—	(4,201)
Impairment of strategic investments	5,306	1,704	5,863
Provision for (benefit from) deferred income taxes	2,690	550	(1,285)
Amortization of debt discount and issuance costs	2,012	1,986	2,013
Accretion of bond discount	(51,676)	(42,907)	(9,118)
Unrealized currency translation	(1,550)	(341)	1,010
Changes in assets and liabilities, net of acquisition
Accounts receivable	(48,428)	(57,618)	(73,985)
Prepaid expenses and other assets	(4,415)	(47,048)	(5,987)
Deferred commission expense	(96,687)	(81,178)	(37,583)
Right-of-use assets	32,297	29,173	29,531
Accounts payable	(4,577)	(14,031)	18,277
Accrued expenses and other current liabilities	89,129	79,947	26,136
Operating lease liabilities	(41,521)	(36,889)	(21,118)
Deferred revenue	131,038	109,926	116,969
Net cash and cash equivalents provided by operating activities	598,599	350,971	273,174
Investing Activities:
Purchases of investments	(1,993,610)	(1,580,504)	(1,507,870)
Maturities of investments	1,658,601	1,502,534	1,184,506
Sale of investments	1,997	—	124,998
Purchases of property and equipment	(37,939)	(33,718)	(37,426)
Capitalization of software development costs	(89,636)	(66,372)	(44,345)
Purchases of intangible assets	(1,231)	(164)	(10,000)
Acquisition of a business, net of cash acquired	(40,438)	(142,129)	—
Proceeds from net working capital settlement	1,933	—	—
Purchases of strategic investments	(15,538)	(14,413)	(29,521)
Net cash and cash equivalents used in investing activities	(515,861)	(334,766)	(319,658)
Financing Activities:
Proceeds from settlement of Convertible Note Hedges related to the 2022 Convertible Notes	—	—	60,483
Payments for settlement of Warrants related to the 2022 Convertible Notes	—	—	(34)
Payment for settlement of 2022 Convertible Notes	—	—	(79,807)
Repayment of 2025 Convertible Notes attributable to the principal	(57)	(13)	(1,619)
Employee taxes paid related to the net share settlement of stock-based awards	(21,949)	(10,714)	(11,526)
Proceeds related to the issuance of common stock under stock plans	75,501	47,738	39,931
Net cash and cash equivalents provided by financing activities	53,495	37,011	7,428
Effect on exchange rate changes on cash and cash equivalents	(11,553)	4,649	(6,811)
Net increase (decrease) in cash, cash equivalents and restricted cash	124,680	57,865	(45,867)
Cash, cash equivalents and restricted cash, beginning of year	392,040	334,175	380,042
Cash, cash equivalents and restricted cash, end of year	516,720	$392,040	$334,175
Supplemental cash flow disclosure:
Cash paid for interest	$1,721	$1,722	$1,746
Cash paid for income taxes	$12,187	$12,911	$4,685
Right-of-use assets obtained in exchange for operating lease facilities	$2,593	$7,059	$74,985
Right-of-use asset reductions related to operating lease terminations	$—	$(7,382)	$—
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$1,703	$1,068	$247
Asset retirement obligations	$—	$(199)	$1,113

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

The AI-powered engagement Hubs include Marketing, Sales, Service, Operations, Content and Commerce, as well as other tools and integrations that enable companies to attract, engage, and delight customers throughout the customer experience. The Smart CRM is the foundational layer that combines customer data with AI to power the entire customer platform.

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

Revisions to Previously Issued Financial Statements— During the financial close process for the first quarter of 2024, the Company identified an error related to the calculation of contractual credits in one of its third-party vendor agreements which impacted its previously issued financial statements beginning with the quarter ended December 31, 2021. The error impacted subsequent annual and quarterly reporting periods through December 31, 2023. The Company assessed the materiality of the error on prior period consolidated financial statements in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, “Materiality,” codified in ASC 250, Accounting Changes and Error Corrections (“ASC 250”). Based on this assessment, in consideration of both quantitative and qualitative factors, the Company concluded that the error is not material to any previously presented interim or annual financial statements. The Company revised its financial statements for the periods impacted. In connection with the revisions, the Company also corrected a previously identified immaterial error related to the recording of certain deferred tax balances.

The impact of the revisions to the annual periods ending December 31, 2023 and December 31, 2022 are disclosed below. The errors created immaterial impacts to the Consolidated Statements of Cash Flows, however, there was no net impact to classification of the cash flows so a revision table was not included below. The impact to the Consolidated Statements of Stockholders' Equity was isolated to net income and accumulated deficit as revised in the other statements.

Consolidated Statements of Operations and Comprehensive Loss	For the Year Ended December 31, 2022
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Cost of revenues - Subscription	$257,513	$(6,239)	$251,274
Total cost of revenues	314,259	(6,239)	308,020
Gross profit	1,416,710	6,239	1,422,949
Loss from operations	(109,101)	6,239	(102,862)
Loss before income tax expense	(104,692)	6,239	(98,453)
Income tax expense	(8,057)	(837)	(8,894)
Net loss	(112,749)	5,402	(107,347)
Comprehensive loss	(124,300)	5,402	(118,898)
Net loss per common share, basic and diluted	$(2.35)	$0.12	$(2.23)

	For the Year Ended December 31, 2023
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Cost of revenues - Subscription	$290,802	$(7,127)	$283,675
Total cost of revenues	345,489	(7,127)	338,362
Gross profit	1,824,741	7,127	1,831,868
Loss from operations	(208,056)	7,127	(200,929)
Loss before income tax expense	(157,702)	7,127	(150,575)
Income tax expense	(18,593)	4,658	(13,935)
Net loss	(176,295)	11,785	(164,510)
Comprehensive loss	(161,578)	11,785	(149,793)
Net loss per common share, basic and diluted	$(3.53)	$0.23	$(3.30)

Consolidated Balance Sheets	December 31, 2022
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Total assets	$2,544,738	$-	$2,544,738
Accrued expenses and other current liabilities	102,122	(7,112)	95,010
Total current liabilities	761,653	(7,112)	754,541
Other long-term liabilities	14,546	4,658	19,204
Total liabilities	1,552,514	(2,454)	1,550,060
Accumulated deficit	(642,381)	2,454	(639,927)
Total stockholders’ equity	992,224	2,454	994,678

	December 31, 2023
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Total assets	$3,071,392	$-	$3,071,392
Accrued expenses and other current liabilities	108,313	(14,239)	94,074
Total current liabilities	956,247	(14,239)	942,008
Total liabilities	1,751,283	(14,239)	1,737,044
Accumulated deficit	(818,676)	14,239	(804,437)
Total stockholders’ equity	1,320,109	14,239	1,334,348

Operating Segments —See Note 11 for more information.

Net Income (Loss) Per Share — Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, restricted stock units (“RSUs”), shares issued pursuant to the Employee Stock Purchase Plan (“ESPP”), performance restricted stock units (“PSUs”), warrants, and the Conversion Option of the 2025 Notes (the “Conversion Options”) (Note 10) are considered to be potential common stock equivalents.

A reconciliation of the denominator used in the calculation of basic and diluted income (loss) per share is as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except per share amounts)
Net income (loss)	$4,628	$(164,510)	$(107,347)
Weighted-average common shares outstanding—basic	51,178	49,877	48,065
Dilutive effect of share equivalents resulting from stock options, RSUs, ESPP, PSUs, warrants and the Conversion Options	641	—	—
Weighted-average common shares outstanding-diluted	51,819	49,877	48,065
Net income (loss) per share, basic	$0.09	$(3.30)	$(2.23)
Net income (loss) per share, diluted	$0.09	$(3.30)	$(2.23)

Since the Company incurred net losses in 2023 and 2022, diluted net loss per share is the same as basic net loss per share. All of the Company’s outstanding stock options, RSUs, and shares issuable under the ESPP, PSUs as well as the warrants and Conversion Options were excluded in the calculation of diluted net loss per share as the effect would be anti-dilutive.

The Company uses the treasury stock method and the average market price per share during the period for calculating any potential dilutive effect of the stock options, RSUs, ESPPs, PSUs and warrants. The Company uses the if-converted method when calculating any potential dilutive effect of the Conversion Options, which assumes conversion of outstanding convertible securities at the beginning of the reporting period or date of issuance, if the convertible security was issued during the period.

The following table contains all potentially dilutive common stock equivalents.

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Options to purchase common shares	302	470	462
RSUs and PSUs	1,546	1,902	1,580
Conversion Option of the 2022 Notes and warrants	—	—	859
Conversion Option of the 2025 Notes	1,625	1,625	1,625
ESPP	5	7	6

Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly-liquid investments with remaining maturities of three months or less at the date of purchase, consisting primarily of money-market funds.

Available-for-sale Investments — Investments consist of commercial paper, corporate debt securities, U.S. Treasury securities, and U.S. Government agency securities. Securities having remaining maturities of more than three months at the date of purchase and less than one year from the date of the balance sheets are classified as short-term, and those with maturities of more than one year from the date of the balance sheet are classified as long-term in the consolidated balance sheets. The Company classifies its debt investments with readily determinable market values as available-for-sale. These debt investments are classified as investments on the consolidated balance sheets and are carried at fair market value.

For available-for-sale debt securities, any realized gains and losses are determined based on the specific identification method and are reported in other income (expense) in the consolidated statements of operations. For securities in an unrealized loss position, the Company first assesses whether it intends to sell or it is more likely than not that the Company will be required to sell the security before the recovery of its entire amortized cost basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through other income (expense) in the consolidated statements of operations. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of their amortized cost basis.

If neither of the above criteria is met, the Company further assesses whether the decline in fair value below amortized cost is due to credit or non-credit related factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, credit ratings, the financial health of the industry and sector of the issuer, the overall risk profile of the securities, overall macroeconomic conditions, and more. Any credit-related unrealized losses are recognized as an allowance on the consolidated balance sheets with a corresponding charge in other income (expense) in the consolidated statements of operations. Non-credit related unrealized losses and unrealized gains on available-for-sale debt securities are included in accumulated other comprehensive income (loss). In considering the underlying risk of its portfolio, the Company has a zero-loss expectation for U.S. treasury and U.S. government agency securities, which represents the majority of its debt investment available-for-sale securities portfolio. As of December 31, 2024 and 2023, no allowance for credit losses in investments was recorded.

Strategic Investments — Strategic investments consist of non-marketable equity investments of privately held companies in which the Company does not have a controlling interest.

The Company may elect to apply the measurement alternative or the fair value option for investments without readily determinable fair values for which the Company does not have the ability to exercise significant influence. Under the measurement alternative, the non-marketable securities are carried at cost less any impairments, plus or minus adjustments resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. On a quarterly basis, the Company performs a qualitative assessment to evaluate whether the investment is impaired. If there are sufficient indicators that the fair value of the investment is less than the carrying value, the carrying value of the investment is reduced and an impairment is recorded in the consolidated statements of operations in other income (expense).

The Company has elected the fair value option for certain other non-marketable investments as it has determined the fair value best reflects the economic performance of the equity investment. Under the fair value option, the non-marketable investments are measured at fair value based on valuation methods which may include a combination of observable and unobservable inputs and are reviewed quarterly for reductions in fair value that are other-than-temporary. Any changes to the fair value is recorded in the consolidated statements of operations in other income (expense).

Investments for which the Company has the ability to exercise significant influence, but does not have control and is not the primary beneficiary, are accounted for under the equity method. Under the equity method of accounting, the Company's proportionate share of the net earnings or impairment charges on investments are reported in the consolidated statements of operations in other income (expense), and increase or decrease the investment balance recorded on the balance sheet. Equity method investments are reviewed for indicators of other-than-temporary impairment on a quarterly basis. An equity method investment is written down to fair value if there is evidence of a loss in value which is other-than-temporary. The Company may estimate the fair value of its equity method investments by considering recent investee equity transactions and recent operating results.

Accounts Receivable and Allowance for Credit Losses — Accounts receivable are carried at the original invoiced amount less an allowance for credit losses based on the probability of future collection. The probability of future collection is based on specific considerations of historical loss patterns and an assessment of the continuation of such patterns based on past collection trends and known or anticipated future economic events that may impact collectability. The probability of future collection is also assessed by geography. To date, losses resulting from uncollected receivables have not materially exceeded estimates.

The following is a roll-forward of the Company’s allowance for credit losses (in thousands):

	Balance Beginning of Period	Charged to Statement of Operations	Deductions (1)	Balance at End of Period
Allowance for credit losses
Year ended December 31, 2024	$5,516	$19,862	$(19,290)	$6,088
Year ended December 31, 2023	$3,266	$18,887	$(16,637)	$5,516
Year ended December 31, 2022	$1,768	$11,549	$(10,051)	$3,266

(1) Deductions include actual accounts written-off, net of recoveries.

Restricted Cash —The Company had restricted cash of $4.1 million at December 31, 2024 and 2023 related to letters of credit for its leased facilities. The following table provides a reconciliation of the cash, cash equivalents and restricted cash within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows for the year ended December 31, 2024 and 2023.

	December 31, 2024	December 31, 2023
	(in thousands)
Cash and cash equivalents	$512,667	$387,987
Restricted cash, included in other assets	4,053	4,053
Total cash, cash equivalents, and restricted cash	$516,720	$392,040

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

The Company capitalizes certain payroll and stock compensation costs incurred to develop functionality for certain of the Company’s internally built software platforms. The costs incurred during the preliminary stages of development are expensed as incurred. Once a piece of incremental functionality has reached the development stage certain internal costs are capitalized until the functionality is ready for its intended use. Internal-use software is included within property and equipment on the consolidated balance sheets.

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

Intangible Assets — Intangible assets consist of acquired technology, trade name, customer relationships, sublease asset and a domain name. The Company records acquired intangible assets at fair value on the date of acquisition and amortizes such assets in a pattern reflective of the expected economic benefits consumption over the expected useful life of the asset. If this pattern cannot be reliably determined, a straight-line amortization method is used. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying value of the intangible asset is amortized prospectively over the revised remaining useful life. During 2023, the Company recognized an impairment of $1.6 million. No impairment charges were recognized in 2024 and 2022.

Goodwill — Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization but is monitored annually for impairment or more frequently if there are indicators of impairment. Management considers the following potential indicators of impairment: significant underperformance relative to historical or projected future operating results, significant changes in the Company’s use of acquired assets or the strategy of the Company’s overall business, significant negative industry or economic trends and a significant decline in the Company’s stock price for a sustained period. The Company performs its annual impairment test on November 30. The Company’s goodwill is evaluated at the consolidated level as it has been determined there is one operating segment comprised of one reporting unit. The Company performs a quantitative assessment, which compares the fair value of the reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized. Based on the quantitative assessment performed on November 30, 2024, the fair value exceeded the carrying value, and as such, there was no impairment of goodwill as of November 30, 2024. There were no triggering events after the measurement date that may indicate impairment as of December 31, 2024. For the years ended December 31, 2024, 2023 and 2022, the Company did not recognize an impairment charge.

Business Combinations — The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The purchase price allocation process requires management to make significant judgment with respect to intangible assets. Fair value and useful life determinations are based on, among other factors, estimates of replacement costs and future expected cash flows attributable to the acquired intangible asset and appropriate discount rates used in computing present values. Goodwill represents the excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed.

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

Advertising Expense —The Company expenses advertising as incurred, which is included in sales and marketing expense in the consolidated statements of operations. The Company incurred $117.8 million of advertising expense in 2024, $105.3 million in 2023, and $59.4 million in 2022.

Leases — The Company determines if an arrangement contains a lease at inception and does not separate lease and non-lease components of an arrangement determined to contain a lease. Operating leases are included in right-of-use ("ROU") assets, current operating lease liabilities and operating lease liabilities, net of current portion, on the Company’s consolidated balance sheet.

Operating leases with a duration of 12 months or less are excluded from ROU assets and operating lease liabilities. Lease payments are recognized on a straight-line basis over the lease term and variable lease payments are recognized as incurred.

ROU assets represent the Company's right to use an underlying asset for the lease term and the corresponding lease liabilities represent its obligation to make lease payments arising from the lease. Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. The lease ROU asset includes any initial direct costs incurred and is reduced for tenant incentives. As the Company’s operating leases do not provide an implicit rate, the net present value of future minimum lease payments is determined using the Company’s incremental borrowing rate. To determine the estimated incremental borrowing rate, the Company uses publicly available credit ratings for peer companies. The Company estimates the incremental borrowing rate using yields for maturities that are in line with the duration of the lease payments. The Company evaluates the recoverability of the ROU assets for possible impairment in accordance with the long-lived assets policy above. The Company recognized an impairment charge of $46.8 million in connection with the Restructuring Plan (Note 18) in 2023. No impairment charges were recognized in 2024 and 2022.

Lease expense for minimum lease payments for operating leases is recognized on a straight-line basis over the lease term. Improvement reimbursements from landlords are amortized through ROU assets on a straight-line basis as a reduction to rent expense over the terms of the corresponding leases.

The Company also subleases some of its unused spaces to third parties. The Company recognizes sublease income, as a reduction to rent expense, on a straight-line basis over the sublease term.

Asset retirement obligations (“ARO”)

On the lease commencement date, the Company establishes an ARO based on the present value of contractually required estimated future costs to retire long-lived assets at the termination or expiration of a lease. The asset associated with the ARO is amortized over the corresponding lease term to operating expense and the ARO is accreted to the end-of-lease obligation value over the same term.

Derivatives — The Company uses derivative instruments, primarily forward contracts, to reduce the risk of variability in future cash flow due to foreign currency exchange rate fluctuations. Hedging derivative instruments are recognized as either assets or liabilities and are measured at fair value. For derivative instruments designated as cash flow hedges, unrealized foreign exchange gains or losses are recorded in accumulated other comprehensive income ("AOCI") and are reclassified into revenues in the same periods when the hedged transactions are recognized in the consolidated statements of operations.

Revenue Recognition — The Company generates revenue from arrangements with multiple performance obligations, which typically include subscriptions to its online software products and support, as well as professional services which include on-boarding, training and consulting services. The Company’s customers do not have the right to take possession of the online software products. The Company recognizes revenue from contracts with customers using a five-step model, which is described below:

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

Recognize revenue as the performance obligations are satisfied

Revenues are recognized when or as control of the promised goods or services is transferred to customers. Revenue from online software products and support is recognized ratably over the subscription period beginning on the date the Company’s online software products are made available to customers. Most subscription contracts are one year or less. The Company recognizes revenue from on-boarding, training, and consulting services as the services are provided. Cash payments received in advance of providing subscription or services are recorded to deferred revenue until the performance obligation is satisfied.

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

Concentrations of Credit Risk and Significant Customers —Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, investments, and accounts receivable.

The Company's cash and cash equivalents are generally held with large financial institutions. Although the Company's deposits may exceed federally insured limits, the financial institutions that the Company uses have high investment-grade credit ratings and, as a result, the Company believes that, as of December 31, 2024, its risk relating to deposits exceeding federally insured limits was not significant.

The Company’s investments consist of highly rated corporate debt securities and U.S. Treasury securities. The Company limits the amount of investments in any single issuer, except U.S. Treasuries. The Company believes that, as of December 31, 2024, its concentration of credit risk related to investments was not significant.

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

At December 31, 2024 and 2023, there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue in any of the periods presented.

Foreign Currency —The functional currency of the Company’s foreign subsidiaries is the local currency. The Company presents its consolidated financial statements in U.S. dollars. The Company translates the foreign currency financial statements to U.S. dollar using the exchange rates at the balance sheet date for assets and liabilities, the weighted-average exchange rate for the period for revenues and expenses, and the historical exchange rates for equity. The effects of foreign currency translation adjustments are recorded to accumulated other comprehensive income (loss) as a component of shareholders’ equity in the consolidated balance sheets and the related periodic movements are presented in the consolidated statements of comprehensive income (loss). Foreign currency transaction gains and losses are recorded in other income (expense) in the consolidated statements of operations.

Research and Development —Research and development expenses include payroll, employee benefits and other expenses associated with product development.

Capitalized Software Development Costs —Certain payroll and stock compensation costs incurred to develop functionality for the Company’s software and internally built software platforms, as well as certain upgrades and enhancements that are expected to result in enhanced functionality are capitalized. Certain implementation costs, including external direct costs, incurred during the development stage of cloud computing arrangements are also capitalized. The costs incurred in the preliminary stages of development, and costs of maintaining the customer platform and internally built software platforms are expensed as incurred. Once an application has reached the development stage, the Company capitalizes certain software development costs for new offerings as well as upgrades to existing software platforms. Capitalized software development costs are amortized on a straight-line basis over their estimated useful life of two to five years. Management evaluates the useful lives of these assets on a quarterly basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

The Company determines the amount of internal software costs to be capitalized based on the amount of time spent by the developers on projects in the application stage of development. There is judgment involved in estimating time allocated to a particular project in the application stage.

Capitalized software development costs, exclusive of those costs recorded within property and equipment, consisted of the following:

	December 31, 2024	December 31, 2023
	(in thousands)
Gross capitalized software development costs	$374,127	$257,052
Accumulated amortization	(219,643)	(150,823)
Capitalized software development costs, net	$154,484	$106,229

Amortization of capitalized software development costs, exclusive of costs recorded within property and equipment, was $74.3 million in 2024, $45.8 million in 2023, and $32.0 million in 2022. Amortization expense is included in cost of revenue in the consolidated statements of operations.

Income Taxes —Deferred tax assets and liabilities are recognized for the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities using tax rates expected to be in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Net deferred tax assets are included within other assets and net deferred tax liabilities are included within other long-term liabilities on the consolidated balance sheets.

The Company accounts for uncertainty in income taxes by using a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement.

Stock-Based Compensation — The Company accounts for all stock options and awards granted to employees and nonemployees using a fair value method. The measurement date for awards is generally the date of the grant. The fair value of the Company’s common stock is the closing price of the stock on the date of the grant. For stock options and the purchase rights issued under the Company's ESPP, the Black-Scholes option pricing model is used to measure the fair value. The expected term of options granted to employees and ESPP purchase rights was calculated using the simplified method, which represents the average of the contractual term of the option or purchase right and the weighted-average vesting period. The Company considers this appropriate as there is no other method that would be more indicative of exercise activity. The expected volatility for the Company’s common stock was based on the average of the Company's historical volatility. The risk-free interest rate is based on the rate on U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future.

Stock-based compensation costs for awards with time-based service condition is recognized on a straight-line basis over the requisite service period and stock-based compensation costs for awards with performance conditions is recognized on the graded vesting attribution method over the requisite service period when it becomes probable that the performance target will be achieved. If the performance condition becomes probable of being achieved before the end of the requisite service period, the remaining compensation costs are recognized over the remaining requisite service period. Forfeitures are recorded in the period in which they occur.

Recent Accounting Pronouncements— Recent accounting standards not included below are not expected to have a material impact on our consolidated financial position and results of operations.

Recent Accounting Pronouncements Adopted in 2024:

In November 2023, the FASB issued guidance enhancing the disclosures of reportable segment information, primarily about significant segment expenses. The new standard was effective for the Company for the annual periods beginning on January 1, 2024, and for interim periods beginning January 1, 2025. The guidance was adopted on January 1, 2024 and it did not have a material impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements to be Adopted in Future Periods:

In December 2023, the FASB issued guidance enhancing income tax disclosure requirements by requiring specified categories and greater disaggregation within the rate reconciliation table, disclosure of income taxes paid by jurisdiction, and providing clarification on uncertain tax positions and related financial statement impacts. The new standard will be effective for the Company for the annual period beginning on January 1, 2025, with early adoption permitted. The adoption of this standard only impacts annual disclosures and is not expected to have a material impact on the Company's consolidated financial statements.

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

3. Revenues

Disaggregation of Revenue

The Company provides disaggregation of revenue based on geographic region (Note 11) and based on the subscription versus professional services and other classification on the consolidated statements of operations as it believes these best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Deferred Revenue and Deferred Commission Expense

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue. Deferred revenue during the year ended December 31, 2024 increased by $110.3 million resulting from $2.7 billion of calculated billings and was offset by revenue recognized of $2.6 billion during the same period. The Company recognized $670.3 million of revenue in 2024 that was included in deferred revenue as of December 31, 2023, $543.2 million of revenue in 2023 that was included in deferred revenue as of December 31, 2022, and $426.8 million of revenue in 2022 that was included in deferred revenue as of December 31, 2021. As of December 31, 2024, approximately $1.0 billion of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year. The Company expects to recognize revenue on approximately 89% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

Additional contract liabilities of $6.4 million and $4.5 million were included in accrued expenses and other current liabilities as of December 31, 2024 and December 31, 2023.

The incremental direct costs of obtaining a contract, which primarily consist of employee sales and Solutions Partners commissions paid for new subscription contracts, are deferred and amortized on a straight-line basis over a period of approximately two to four years. Deferred commission expense during the year ended December 31, 2024 increased by $88.0 million as a result of deferring incremental costs of obtaining a contract of $231.1 million and was offset by amortization of $143.1 million during the same period.

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

The following table provides weighted average remaining lease terms and weighted average discount rate for operating leases as of December 31, 2024:

Weighted-average remaining lease term:	7.8 years
Weighted-average discount rate:	4.7%

Operating lease expense, variable lease expense and cash payments related to operating lease liabilities for the 2024, 2023, and 2022 are as follows:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Operating lease expense	$39,536	$42,826	$43,864
Variable lease expense	$6,176	$5,730	$8,196
Cash payments	$56,548	$55,322	$39,927

The following table provides a reconciliation between non-cancelable lease commitments and lease liabilities as of December 31, 2024 (in thousands):

Operating leases
Lease commitments (Note 12)	$356,565
Less: Legally binding minimum lease payments for leases signed but not yet commenced	(5,768)
Less: Operating leases with a duration of 12 months or less	(4,827)
Less: Present value discount	(58,738)
Total lease liabilities	$287,232

The Company subleases some of its unused spaces to third parties. Operating sublease income generated under all operating lease agreements is as follows:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Operating sublease income	$6,653	$7,796	$4,608

During the year ended December 31, 2023, the Company terminated and abandoned various leases of office spaces in connection with the Restructuring Plan. Refer to Note 18 for more information.

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at December 31, 2024 and December 31, 2023:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$64,109	$—	$—	$64,109
Commercial paper	—	4,941	—	4,941
Corporate bonds	—	284,575	—	284,575
U.S. Government agency securities	—	117,369	—	117,369
U.S. Treasury securities	—	1,307,363	—	1,307,363
Strategic investments	—	—	9,409	9,409
Restricted cash:
Money market funds	—	4,053	—	4,053
Total assets	$64,109	$1,718,301	$9,409	$1,791,819

Accrued expenses and other current liabilities:
Foreign currency derivative liabilities	$—	$584	$—	$584
Total	$—	$584	$—	$584

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$20,003	$—	$—	$20,003
Commercial paper	—	13,504	—	13,504
Corporate bonds	—	237,406	—	237,406
U.S. Government agency securities	—	122,758	—	122,758
U.S. Treasury securities	—	960,763	—	960,763
Strategic investments	—	—	13,159	13,159
Restricted cash:
Money market funds	—	4,053	—	4,053
Total	$20,003	$1,338,484	$13,159	$1,371,646

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At December 31, 2024 and 2023, Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. Certain non-marketable strategic investments measured at fair value on a non-recurring basis are classified as Level 3 as their fair value measurements may include a combination of observable and unobservable inputs.

Foreign currency derivative assets and liabilities are classified as Level 2 and are valued using observable inputs, such as quotations on forward and spot rates for currencies, interest rates and credit derivative market rates.

As of December 31, 2024, the fair value of the 2025 Notes was $1.1 billion (Note 11). The fair value was determined based on the quoted price of the 2025 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy.

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

6. Investments

Available-for-sale Investments

The following tables summarize the composition of our short- and long-term investments at December 31, 2024 and 2023:

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$4,941	$—	$—	$4,941
Corporate bonds	284,337	533	(295)	284,575
U.S. Government agency securities	117,158	260	(49)	117,369
U.S. Treasury securities	1,303,384	780	(9)	1,304,155
Total	$1,709,820	$1,573	$(353)	$1,711,040

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$11,513	$—	$—	$11,513
Corporate bonds	237,662	422	(678)	237,406
U.S. Government agency securities	122,414	520	(176)	122,758
U.S. Treasury securities	953,457	1,087	(273)	954,271
Total	$1,325,046	$2,029	$(1,127)	$1,325,948

For all of our securities for which the amortized cost basis was greater than the fair value at December 31, 2024 and 2023, the Company has concluded that there is no plan to sell the security nor is it more likely than not that the Company would be required to sell the security before its anticipated recovery. The Company further assesses whether the decline in fair value below amortized cost is due to credit or non-credit related factors by considering the extent to which fair value is less than amortized cost, credit ratings, the financial health of the industry and sector of the issuer, the overall risk profile of the securities, overall macroeconomic conditions, and more. As of December 31, 2024 and 2023, no allowance for credit losses in investments has been recorded.

The contractual maturities of short-term and long-term investments held as follows:

	December 31, 2024		December 31, 2023
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
	( in thousands)
Due within one year	$1,555,656	$1,556,828	$1,000,447	$1,000,245
Due after 1 year and within 2 years	154,164	154,212	324,599	325,703
Total	$1,709,820	$1,711,040	$1,325,046	$1,325,948

Strategic Investments

Strategic investments that consist of non-controlling equity investments without readily determinable fair values in privately held companies for which the Company does not have the ability to exercise significant influence are measured under the measurement alternative method. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the consolidated statement of operations. The Company held $72.5 million of strategic investments without readily determinable fair values at December 31, 2024 and $41.1 million of strategic investments without readily determinable fair values at December 31, 2023. These investments are included in other assets on the consolidated balance sheets.

The Company adjusts the fair values of its strategic investments based on observable price changes. The Company recorded a gain of $21.2 million and an impairment of $5.3 million in 2024, an impairment of $1.7 million in 2023, and a gain of $4.2 million and an impairment of $5.9 million in 2022. The gains and impairment loss are reported in the consolidated statements of operations as other income (expense).

The Company has certain other non-marketable strategic investments measured at fair value on a non-recurring basis. The Company held $9.4 million of these investments at December 31, 2024 and $13.2 million at December 31, 2023. These investments are included in other assets on the consolidated balance sheets.

The Company has certain strategic investments in non-controlled companies without a readily determinable market value that are accounted for as equity method investments. The carrying value was $11.7 million as of December 31, 2024 and $7.9 million as of December 31, 2023. These investments are included in other assets on the consolidated balance sheets and the Company's proportionate share of the investments' net earnings and impairment charges are reported in the consolidated statements of operations as other income (expense).

7. Property and Equipment

Property and equipment consists of the following:

	December 31.
	2024	2023
	(in thousands)
Computer equipment and purchased software	$16,919	$16,395
Employee related computer equipment	36,699	50,018
Furniture and fixtures	20,642	20,666
Leasehold improvements	112,758	112,714
Internal-use software	72,112	48,894
Construction in progress	1,612	—
Total property and equipment	260,742	248,687
Less accumulated depreciation	(146,577)	(145,356)
Property and equipment, net	$114,165	$103,331

Depreciation and amortization expense was $29.7 million in 2024, $29.0 million in 2023, and $27.8 million in 2022. During the year ended December 31, 2024, the Company wrote off previously disposed of assets of $24.4 million in property and equipment with accumulated depreciation of $24.4 million, as the assets were determined to no longer have any future economic benefit.

As part of the Restructuring Plan (defined in Note 18), the Company disposed of $1.4 million of fixed assets, net, in the year ended December 31, 2023. The Company also recorded accelerated depreciation expense for fixed assets in connection with the lease abandonments as part of the Restructuring Plan. See Note 18 for more information.

The Company had capitalized asset retirement costs of $4.4 million at December 31, 2024 and $4.7 million at December 31, 2023 within leasehold improvements and the related liability is within accrued expenses and other current liabilities and other long-term liabilities on the consolidated balance sheet. These costs represent future lease restoration obligations as required by Company’s leases.

The changes in the asset retirement obligation balance during the years ended December 31, 2024 and December 31, 2023 are as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Beginning balance	$6,097	$5,994
Additions	—	—
Accretion	130	494
Updates to estimated cash flows	(373)	(391)
Ending balance	$5,854	$6,097

8. Business Acquisitions

Cacheflow, Inc.

On October 30, 2024, the Company acquired all outstanding shares of Cacheflow Inc. (“Cacheflow”), a B2B subscription billing management and configure, price, quote (“CPQ”) solution. The total cash purchase price for the acquisition was $40.4 million, net of cash acquired. There was approximately $24.5 million of post-combination consideration, which is contingent upon post-acquisition employment and will be recognized as compensation expense in the consolidated statement of operations over a period of two years. The transaction costs associated with the acquisition were approximately $1.4 million and were recorded in general and administrative expense.

The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition:

Fair value
(in thousands)
Cash	$3,084
Other current assets	98
Acquired technology	4,000
Goodwill	36,383
Accounts payable and accrued expenses	(43)
Total purchase price	$43,522

The excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets and liabilities acquired was recorded as goodwill. The Company expects to derive value from Cacheflow’s billing management and CPQ solution by expanding its commerce capabilities to help customers automate revenue management and shorten sales cycles. The goodwill recognized is not deductible for U.S. income tax purposes.

The intangible asset acquired in the business combination was developed technology and the fair value of the developed technology was estimated to be $4.0 million. The developed technology was valued using a replacement cost approach and the key assumptions include the Company’s estimates of the direct and indirect costs required to replace the asset. The Company began amortizing the acquired technology on the date of acquisition over a period of five years on a straight-line basis. The amortization expense is recorded to cost of professional services and other revenue in the consolidated statements of operations.

The Company has included the operating results of Cacheflow in its consolidated financial statements since the date of the acquisition. The acquisition did not have a material effect on the revenue or earnings in the consolidated statement of operations for the reporting periods presented. Separate financial results and pro forma financial information for Cacheflow have not been presented as the effect of this acquisition was not material to our financial results.

APIHub, Inc.

On December 1, 2023, the Company acquired all outstanding shares of APIHub, Inc. (d.b.a. Clearbit), a B2B data provider that provided a complimentary B2B data asset to the Company's customers. The total cash purchase price for the acquisition was $140.4 million, net of cash acquired, which included a working capital adjustment of $1.8 million. There was approximately $4.1 million of post-combination expense, which is contingent upon post-acquisition employment and will be recognized as compensation expense in the consolidated statement of operations over a period of two years. As of December 31, 2024, $3.1 million of this consideration had been earned and recorded as operating expense in the consolidated statements of operations. The transaction costs associated with the acquisition were approximately $3.4 million and were recorded in general and administrative expense.

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

The Company has included the operating results of Clearbit in its consolidated financial statements since the date of the acquisition. Separate financial results and pro forma financial information for Clearbit have not been presented as the effect of this acquisition was not material to the Company's financial results.

9. Intangible Assets and Goodwill

Intangible assets

Intangible assets as of December 31, 2024 and 2023 consist of the following:

	Weighted Average Remaining Useful Life (in Years)	December 31,
		2024	2023
		(in thousands)
Acquired technology	3.8	$49,791	$46,362
Domain name	4.3	10,000	10,000
Sublease asset	1.3	980	980
Other intangible assets	2.5	1,279	69
Total intangible assets		62,050	57,411
Accumulated amortization		(24,487)	(15,095)
Intangible assets, net		$37,563	$42,316

The Company has intangible assets acquired through business acquisitions (Note 8). The estimated useful life of acquired technology is two to seven years and the estimated useful life of sublease assets is two years. The Company also purchased rights to the domain name "connect.com" and the cost is amortized on a straight-line basis over its estimated useful life of seven years. Other intangible assets have estimated useful lives of two to three years. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Amortization expense related to intangible assets was $9.6 million in 2024, $5.3 million in 2023, and $2.6 million in 2022. Amortization expense of acquired technology is included in cost of subscription revenue and cost of professional services and other revenue. Amortization expense of customer relationships and the domain name is included in sales and marketing expense in the consolidated statements of operations.

Estimated future amortization expense for intangible assets as of December 31, 2024 is as follows:

Years ended December 31,	Amortization Expense
(in thousands)
2025	$10,559
2026	10,202
2027	8,251
2028	7,527
2029	1,024
Thereafter	—
Total	$37,563

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired and is generally not deductible for tax purposes. Goodwill amounts are not amortized, but rather tested for impairment annually.

The changes in the carrying amounts of goodwill consist of the following:

(in thousands)
Balance as of December 31, 2022	$46,227
Effect of foreign currency translation	440
Acquisition	127,094
Balance as of December 31, 2023	173,761
Effect of foreign currency translation	(636)
Acquisition	36,383
Balance as of December 31, 2024	$209,508

10. Convertible Senior Notes

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

Each $1,000 of principal amount of the 2025 Notes will initially be convertible into 3.5396 shares of the Company’s common stock (the “Conversion Option of the 2025 Notes”), which is equivalent to an initial conversion price of approximately $282.52 per share, subject to adjustment upon the occurrence of certain specified events. On or after March 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2025 Notes at any time. The 2025 Notes will be convertible at the option of the holders prior to the close of business on the business day immediately preceding March 1, 2025 under certain circumstances as described in the indenture governing the 2025 Notes (the “Indenture”). Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The Company expects to settle the principal amount of the 2025 Notes in cash. Because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended December 31, 2024 was equal to or greater than 130% of the applicable conversion price on each applicable trading day, the 2025 Notes are convertible at the option of the holders thereof during the calendar quarter ending March 31, 2025.

The net carrying amount of the liability component of the 2025 Notes is as follows:

	As of December 31, 2024	As of December 31, 2023
	(in thousands)
Principal	$459,048	$459,076
Unamortized issuance costs	(864)	(2,870)
Net carrying amount	$458,184	$456,206

Interest expense related to the 2025 Notes is as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Contractual interest expense	$1,722	$1,722	$1,722
Amortization of issuance costs	2,012	1,986	1,969
Total interest expense	$3,734	$3,708	$3,691

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

11. Segment Information and Geographic Data

The Company provides a customer platform that helps businesses connect and grow better. The Company generates revenue from subscriptions to its customer platform and related professional services and other revenue consisting mainly of customer on-boarding, training and consulting services and Commerce Hub.

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the CODM, which is the Company’s chief executive officer, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. There is no expense or asset information, that are supplemental to those disclosed in these consolidated financial statements, that are regularly provided to the CODM. The allocation of resources and assessment of performance of the operating segment is based on consolidated net income as shown in our consolidated statements of operations. The CODM considers net income in the annual forecasting process and reviews actual results when making decisions about allocating resources. Since the Company operates as one operating segment, financial segment information, including profit or loss and asset information, can be found in the consolidated financial statements.

Geographic information

Revenue and long-lived assets by geographic region, based on the physical location of the operations recording the revenue or the long-lived assets, respectively, are as follows:

Revenues by geographic region:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Americas	$1,588,886	$1,321,568	$1,073,932
Europe	825,598	668,263	507,507
Asia Pacific	213,059	180,399	149,530
Total	$2,627,543	$2,170,230	$1,730,969
Percentage of revenues generated outside of the Americas	40%	39%	38%

Revenue derived from customers outside the United States (international) was approximately 47% of total revenue in 2024 and 2023 and 46% of total revenue 2022. Revenues attributed to the United States were 95%, 96%, and 98% of Americas in the years ended December 31, 2024, 2023 and 2022. Revenues attributed to Ireland were 47%, 54%, and 67% of Europe in the years ended December 31, 2024, 2023 and 2022.

Total long-lived assets by geographic region:

	As of December 31, 2024	As of December 31, 2023
	(In thousands)
Americas	$231,984	$235,141
Europe	93,288	112,176
Asia Pacific	5,123	7,085
Total long lived assets	$330,395	$354,402
Percentage of long lived assets held outside of the Americas	30%	34%

Long-lived assets attributed to the United States were 97% and 96% of Americas as of December 31, 2024 and 2023. Long-lived assets attributed to Ireland were 80% and 79% of Europe as of December 31, 2024 and 2023.

12. Commitments and Contingencies

Contractual Obligations

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through February 2035. Certain leases contain optional termination dates. The table below only includes payments up to the optional termination date. If the Company were to extend leases beyond the optional termination date, the future commitments would increase by approximately $79.1 million.

Included in the table below are operating lease commitments for leases that have not yet commenced of approximately $5.8 million for facilities with lease terms of approximately two to five years.

Future minimum payments under all operating lease agreements as of December 31, 2024, are as follows:

(in thousands)
2025	$51,785
2026	53,160
2027	48,856
2028	35,841
2029	36,225
Thereafter	130,698
Total	$356,565

The Company has entered into certain non-cancelable vendor commitments, which require the future purchase of goods or services. Future minimum payments under all vendor commitments as of December 31, 2024 are as follows:

(in thousands)
2025	$247,678
2026	244,584
2027	188,393
2028	347
2029	—
Thereafter	—
Total	$681,002

The Company also has commitments to contribute additional capital of $3.0 million to the Black Economic Development Fund.

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

13. Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), which is reported as a component of stockholders’ equity, for the years ended December 31, 2024 and 2023:

	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Investments	Unrealized Gain (Loss) on Derivate Instruments	Total
	(in thousands)
Ending balance at December 31, 2022	$(3,070)	$(9,820)	$—	$(12,890)
Other comprehensive income before reclassifications	4,020	10,697	—	14,717
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	—
Ending balance at December 31, 2023	$950	$877	$—	$1,827
Other comprehensive (loss) income before reclassifications	(6,878)	318	(1,622)	(8,182)
Amounts reclassified from accumulated other comprehensive income, net of tax, to revenue	—	—	701	701
Ending balance at December 31, 2024	$(5,928)	$1,195	$(921)	$(5,654)

14. Stockholders’ Equity and Stock-Based Compensation

Common Stock Reserved — As of December 31, 2024 and 2023, the Company has authorized 500 million shares of common stock. The number of shares of common stock reserved for the vesting of RSUs, PSUs, and exercise of common stock options are as follows (in thousands):

	December 31, 2024	December 31, 2023
RSUs	1,475	1,902
PSUs	71	58
Common stock options	302	470
	1,848	2,430

For shares reserved for issuance for the Conversion Options and Capped Call Options of the Notes, see Note 10.

Equity Incentive Plans —The Company’s 2014 Stock Option and Incentive Plan (the “2014 Plan”) became effective upon the closing of the Company’s IPO in the fourth quarter of 2014. As of December 31, 2024, 0.3 million options to purchase common stock, 1.2 million RSUs and 0.1 million PSUs remained outstanding under the 2014 Plan.

The Company’s 2024 Stock Option and Incentive Plan (the “2024 Plan”) became effective June 11, 2024 after shareholder approval and no new awards will be issued under the 2014 Plan as of this date. The Company reserved 3,950,000 shares available for issuance. The shares of stock underlying any awards under the 2024 Plan and 2014 Plan that are forfeited, canceled, or otherwise terminated (other than by exercise) are added back to the shares available for issuance under the 2024 Plan. As of December 31, 2024, 0.2 million RSUs remained outstanding under the 2024 Plan.

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

The following two tables show stock compensation expense by award type and where the stock compensation expense is recorded in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2024	2023	2022
	( in thousands)
Options	$7,801	$11,555	$9,713
RSUs	458,027	391,810	253,838
PSUs	24,129	13,502	—
ESPP	14,813	15,404	12,298
Total stock-based compensation	$504,770	$432,271	$275,849

	2024	2023	2022
	(in thousands)
Cost of revenue, subscription	$23,613	$12,652	$9,076
Cost of revenue, service	4,339	4,958	4,393
Research and development	243,164	198,953	107,517
Sales and marketing	145,778	140,362	107,640
General and administrative	87,876	75,346	47,223
Total stock-based compensation	$504,770	$432,271	$275,849

Excluded from stock-based compensation expense is $40.1 million of capitalized software development costs in 2024, $28.2 million in 2023, and $13.1 million in 2022.

Stock Options —The fair value of employee options is estimated on the date of each grant using the Black-Scholes option-pricing model with the following assumptions. There were no options granted in 2024.

Year Ended December 31,
	2023	2022
Risk-free interest rate (%)	3.46-4.37	1.70-3.00
Expected term (years)	5.3-6.0	5.1-6.4
Volatility (%)	52.72-55.06	43.19-50.58
Expected dividends	—	—

The risk-free interest rate is based on the U.S. Treasury bond rate at the date of grant with a maturity approximately equal to the expected term. The expected term of options granted to employees is calculated using the simplified method, which represents the average of the contractual term of the option and the weighted-average vesting period of the option. The expected volatility for the Company’s common stock is based on the average of the Company's historical volatility over the expected term of the award. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. Forfeitures of share-based awards prior to vesting results in a reversal of previously recorded stock-compensation expense associated with such forfeited awards. The fair value of the Company’s common stock is the closing price of the stock on the date of grant.

The stock option activity for the year ended December 31, 2024 is as follows:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding—January 1, 2024	470	$212.69	5.2	$173,186
Granted	—	—
Exercised	(149)	156.04
Forfeited/expired	(19)	426.69
Outstanding—December 31, 2024	302	$226.61	4.7	$141,860
Options vested or expected to vest—December 31, 2024	302	$226.61	4.7	$141,860
Options exercisable—December 31, 2024	260	$199.41	4.2	$129,281

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except per share amounts)
Total intrinsic value of options exercised	$67,545	$23,105	$60,940
Total estimated grant date fair value of options vested	$8,980	$11,565	$7,185
Weighted-average grant date fair value per share of options granted	n/a	$197.31	$217.05

Total unrecognized compensation cost related to the unvested options was $6.0 million at December 31, 2024. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Restricted Stock Units —RSUs vest upon achievement of a time-based service condition over a period of three or four years. As soon as practicable following each vesting date, the Company will issue to the holder of the RSUs the number of shares of common stock equal to the aggregate number of RSUs that have vested. The total stock-based compensation expense expected to be recorded over the remaining life of outstanding RSUs is approximately $635.3 million at December 31, 2024. That cost is expected to be recognized over a weighted-average period of 2.0 years. As of December 31, 2024, there are 1.5 million RSUs expected to vest with an aggregate intrinsic value of $1.0 billion.

The following table summarizes the activity related to RSUs for the year ended December 31, 2024:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Unvested and outstanding at January 1, 2024	1,902	$415.06
Granted	866	596.51
Vested	(1,062)	432.18
Forfeited	(231)	443.60
Unvested and outstanding at December 31, 2024	1,475	$504.89

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except per share amounts)
Total intrinsic value of RSUs vested	$616,970	$481,196	$303,359
Total grant date fair value of RSUs vested	$458,913	$383,175	$242,988
Weighted-average grant date fair value per share of RSUs granted	$596.51	$411.64	$404.84

Performance-based Restricted Stock Units —PSUs are eligible to be earned upon the achievement of a pre-determined revenue growth metric and service condition. To the extent earned, 33% of the PSUs will vest following the completion of the performance period and the remaining 67% will vest in eight equal quarterly installments thereafter. No PSUs will be earned if the pre-determined revenue growth metric is not achieved, and the overall number of shares that may be earned shall not exceed 150% of the target award.

The fair value of the PSUs is the closing price of the Company's common stock on the grant date of the award. Stock-based compensation costs for PSUs are recognized using the graded vesting attribution method over the requisite service period when it becomes probable that the performance target will be achieved. The total stock-based compensation expense expected to be recorded over the remaining life of outstanding PSUs is approximately $13.2 million at December 31, 2024. That cost is expected to be recognized over a weighted-average period of 1.9 years. The intrinsic value of PSUs vested was $20.4 million in 2024. The total fair value of PSUs vested was $13.0 million in 2024. The weighted-average grant date fair value was $633.80 in 2024 and $383.13 in 2023. As of December 31, 2024, there are 0.1 million PSUs expected to vest with an aggregate intrinsic value of $49.6 million.

The following table summarizes the activity related to PSUs for the year ended December 31, 2024:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Unvested and outstanding at January 1, 2024	58	$383.13
Granted	50	633.80
Vested	(34)	383.13
Forfeited	(3)	633.80
Unvested and outstanding at December 31, 2024	71	$548.13

Employee Stock Purchase Plan (“ESPP”)— The ESPP authorizes the issuance of up to a total of 2.5 million shares of common stock to participating employees and allows those employees to purchase shares of common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals. The offering periods for the ESPP commence on June 1 and December 1 of each year.

The fair value of the purchase rights under the ESPP is estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate (%)	4.43-5.39	4.65-5.44	0.10-4.65
Expected term (years)	0.50	0.50	0.50
Volatility (%)	34.88-38.83	38.83-76.02	39.85-76.02
Expected dividends	—	—	—

The risk-free interest rate is based on the U.S. Treasury bond rate at the date of grant with a maturity approximately equal to the expected term. The expected term is based on the term of the offering period. The expected volatility for the Company’s common stock is based on the average of the Company's historical volatility over the expected term of the award. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The fair value of the Company’s common stock is the closing price of the stock on the date the offering period starts.

The following table summarizes the activity related to ESPP:

	Shares Issued (in thousands)	Weighted- Average Purchase Price	Total Cash Proceeds (in thousands)
2024	109	$469.73	$50,993
2023	127	$319.70	$40,479
2022	121	$272.72	$33,046

15. Derivatives

The Company enters into foreign currency forward contracts to reduce the risk of variability in future cash flow due to foreign currency exchange rate fluctuation from certain forecasted revenue transactions billed in currencies other than the U.S. Dollar. These transactions are designated as cash flow hedges. The foreign currency forward contracts have maturities of 12 months or less. Hedge effectiveness is assessed at inception and at each reporting period utilizing statistical regression analysis. The derivatives are subject to master netting arrangements and are disclosed on a gross basis on the consolidated balance sheets. Unrealized foreign exchange gains or losses related to those designated cash flow hedge contracts are recorded in accumulated other comprehensive income ("AOCI") and are reclassified into revenues in the same periods when the hedged transactions are recognized in earnings. Cash flows from the settlement of these forward contracts are classified as operating activities on the consolidated statements of cash flows. As of December 31, 2024, the Company had designated cash flow hedge forward contracts with notional amounts equivalent to $26.0 million.

The following summarizes the fair value of derivative financial instruments as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	(in thousands)
Accrued expenses and other current liabilities
Cash flow hedges	$584	$—
Total	$584	$—

Refer to Note 13 for the activity of foreign currency forward contracts designated as hedging instruments and the impact of these derivatives on AOCI. As of December 31, 2024, the Company estimates the net amount of unrealized losses before tax on the foreign currency contracts expected to be reclassified into revenue over the next 12 months is approximately $1.1 million.

16. Income Taxes

Income (loss) before provision for income taxes was as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
United States	$(34,540)	$(211,528)	$(118,213)
Foreign	63,217	60,953	19,760
Total	$28,677	$(150,575)	$(98,453)

The provision for income taxes consists of the following:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Current income tax provision
Federal	$(7,631)	$(1,162)	$(1,002)
State	(1,640)	(803)	(1,399)
Foreign	(12,088)	(11,420)	(7,778)
Total current income tax provision	(21,359)	$(13,385)	$(10,179)
Deferred income tax (expense) benefit
Federal	(337)	—	—
State	(47)	—	—
Foreign	(2,306)	(550)	1,285
Total deferred income tax (expense) benefit	(2,690)	(550)	$1,285
Total income tax provision	$(24,049)	$(13,935)	$(8,894)

The following reconciles the differences between income taxes computed at the federal statutory rate of 21% for 2024, 2023 and 2022 and the provision for income taxes:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Expected income tax (expense) benefit at the federal statutory rate	$(6,123)	$37,845	$21,029
State taxes net of federal benefit	732	9,131	5,047
Stock-based compensation	31,010	7,741	4,414
Executive compensation limitation	(10,511)	(4,151)	(5,179)
Difference in foreign tax rates	(2,499)	(2,614)	290
Non-deductible acquisition costs	(1,447)	—	—
U.S. tax credits	63,124	45,274	15,561
Foreign withholding taxes	(2,044)	(1,449)	(1,268)
Change in valuation allowance	(99,229)	(105,181)	(47,552)
Non research and development tax reserves	(4,276)	—	—
Foreign derived intangible income	4,872	—	—
Other U.S. and foreign permanent differences	2,342	(531)	(1,236)
Income tax provision	$(24,049)	$(13,935)	$(8,894)

Deferred Tax Assets and Liabilities — Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$178,424	$227,731
Research and investment credits	181,411	125,424
Accruals and reserves	25,148	19,157
Lease liability	54,028	63,164
Depreciation	552	688
Capitalized software development	277,932	177,792
Stock-based compensation	23,145	20,283
Total deferred tax assets	740,640	634,239
Deferred tax liabilities:
Intangible assets	(6,635)	(8,185)
Convertible debt	(56)	(52)
Capitalized costs	(51,150)	(35,799)
Right of use and other assets	(46,317)	(51,017)
Depreciation	(1,276)	(2,608)
Total deferred tax liabilities	(105,434)	(97,661)
Valuation allowance	(637,609)	(536,311)
Net deferred tax (liabilities) assets	$(2,403)	$267

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

The valuation allowance increased by $101.3 million in 2024, $127.5 million in 2023 and $62.4 million in 2022, primarily due to the increase in deductible temporary differences for U.S. research and development capitalization. The Company does not expect any significant changes in its valuation allowance positions within the next 12 months.

The Company had federal and state net operating loss carryforwards of $640.0 million and $723.7 million at December 31, 2024 and $861.4 million and $741.0 million at December 31, 2023. The Company also had international net operating loss carryforwards of $0.9 million at December 31, 2024 and $8.6 million at December 31, 2023. All federal net operating losses have an indefinite carryforward period. State net operating losses will begin to expire in 2027.

The Company has net federal research and development credit carryforwards of $155.7 million at December 31, 2024 that begin to expire in 2027. The Company also has state research and investment tax credit carryforwards of $72.3 million that begin to expire in 2026.

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

The Company adjusted the lease liability deferred tax asset and right of use and other asset deferred tax liability amounts as of December 31, 2023 in the table above to correct for immaterial presentation errors.

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

The following summarizes activity related to unrecognized tax benefits:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Unrecognized benefit—beginning of the year	$20,469	$16,888	$12,823
Gross increases—current period positions	13,974	8,071	4,065
Gross increases—current period business acquisitions	—	1,381	—
Gross increase (decrease)—prior period positions	3,884	(5,871)	—
Unrecognized benefit—end of period	$38,327	$20,469	$16,888

The majority of the gross unrecognized tax benefits represent a reduction to the research and development tax credit carryforward. The majority of the unrecognized tax benefits decrease deferred tax assets with a corresponding decrease to the valuation allowance.

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

17. Employee Benefit Plan

The Company maintains a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers certain employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Total employer contributions were $23.1 million in 2024, $11.0 million in 2023, and $10.6 million in 2022.

18. Restructuring Plan

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

In 2023, the Company terminated and abandoned various leases of office spaces globally. The Company recorded a reduction in right-of-use assets of $46.8 million and an increase in lease liabilities of $5.9 million for these leases upon the lease terminations or abandonments. The Company also incurred $96.8 million of restructuring charges in 2023, composed of $70.0 million related to facilities and $26.8 million for severance, employee related benefits, and other costs, including $1.0 million of stock-based compensation expense. In 2024, the Company incurred restructuring charges of $4.0 million consisting of variable facilities related costs on unused space. The charges are recorded to the restructuring line item within the consolidated statements of operations.

Future variable facilities related costs for vacated properties will continue to be recorded to restructuring charges. As of December 31, 2024, the Company did not have any remaining liabilities accrued related to the Restructuring Plan.

19. Subsequent Events

Business Acquisition

On January 6, 2025, the Company acquired all outstanding shares of Frame Technology, Inc. (“Frame AI”), an AI-powered conversation intelligence platform, for cash consideration of approximately $60.0 million, subject to customary post-closing adjustments and conditions. The acquisition will accelerate the Company's ability to unify structured and unstructured data across the customer journey at scale and empower go-to-market teams to transform conversations into actionable intelligence. The Company is in the process of finalizing the accounting for this transaction and expects to complete the preliminary purchase price allocation in the first quarter of 2025.

2025 Notes Conversions

Between December 31, 2024 and the date of filing this report, the Company settled $89.3 million of the principal balance of the 2025 Notes in cash in response to conversion notices received prior to December 31, 2024.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has excluded Cacheflow, which the Company acquired in October 2024, from its assessment of internal control over financial reporting as of December 31, 2024. Cacheflow is a wholly owned subsidiary of the Company whose total assets and total revenues excluded from management's assessment represented less than 1% each of the related consolidated financial statement amounts for the Company as of and for the year ended December 31, 2024.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013).

Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included under Item 8 of this Annual Report on Form 10-K.

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

(d) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our directors and certain officers during the fourth quarter of 2024, each of which is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name	Action Taken	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Yamini Rangan (Chief Executive Officer)	Adoption (December 5, 2024)	Trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)	460 days	41,109 shares

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The complete response to this Item regarding the backgrounds of our executive officers and directors and other information required by Items 401, 405, 407 and 408(b) of Regulation S-K will be contained in our definitive proxy statement for our 2025 Annual Meeting of Stockholders.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that is applicable to all of our employees, officers and directors including our chief executive officer and senior financial officers, which is available on our website under “Investor Relations—Leadership & Governance.”

Insider Trading Policy

We have an insider trading policy governing the purchase, sale and other dispositions of our securities that applies to all personnel of HubSpot and its subsidiaries, including directors, officers, employees, consultants, contractors and other related individuals of HubSpot. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this report.

ITEM 11. Executive Compensation

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2025 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2025 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2025 Annual Meeting of Stockholders.

ITEM 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2025 Annual Meeting of Stockholders.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) Documents Filed as Part of this Annual Report on Form 10-K

1. Financial Statements (included in Item 8 of this Annual Report on Form 10-K):

•
Report of Independent Registered Public Accounting Firm
•
Consolidated Balance Sheets as of December 31, 2024 and 2023
•
Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022
•
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022
•
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
•
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022
•
Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Financial statements schedules are omitted as they are either not required or the information is otherwise included in the consolidated financial statements.

3. The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit List on the following page and are incorporated herein.

ITEM 16. 10-K Summary

Not applicable.

EXHIBIT LIST

			Incorporated by Reference
Exhibit number	Description of exhibit	Provided Herewith	Form	SEC File no.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant		10-K	001-36680	3.1	2/24/2016
3.2	Certificate of Amendment to the Seventh Amended and Restated Certificate of Incorporation		8-K	001-36680	3.1	6/14/2024
3.3	Fifth Amended and Restated Bylaws of the Registrant		8-K	001-36680	3.1	5/1/2024
4.1	Form of Common Stock Certificate		S-1	333-198333	4.1	9/26/2014
4.2	Indenture, dated as of June 4, 2020, between the Registrant, and Wilmington Trust, National Association, as trustee		8-K	001-36680	4.1	6/5/2020
4.3	Form of 0.375% Convertible Senior Notes due 2025 (included in Exhibit 4.2)		10-K	001-36680	4.5	2/12/2020
4.4	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended		10-K	001-36680	10.4	2/16/2023
10.1	Lease dated April 23, 2015 between Two Canal Park Massachusetts LLC (formerly BCSP Cambridge Two Property LLC) and HubSpot, Inc.; First Amendment to Lease dated August 10, 2016; Second Amendment to Lease dated March 12, 2018; Third Amendment to Lease dated December 2, 2019; Fourth Amendment to Lease dated January 6, 2020; Fifth Amendment dated July 2, 2021		10-K	001-36680	10.4	2/16/2023
10.2	Lease of 1 – 6 Sir John Rogerson's Quay, Windmill Quarter, Dublin 2, dated August 1, 2019, between Hibernia REIT Public Limited Company, as Landlord, HubSpot Ireland Limited, as Tenant, SOBO Management Company Limited by Guarantee, as Management Company, and HubSpot, Inc., as Guarantor		10-K	001-36680	10.5	2/12/2020
10.3#	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors		S-1	333-198333	10.4	8/25/2014
10.4#	2007 Equity Incentive Plan and forms of restricted stock agreement and option agreements thereunder		S-1	333-198333	10.5	8/25/2014
10.5#	2014 Stock Option and Grant Plan, Amendment No. 1 thereto, and forms of restricted stock and option agreements thereunder		10-K	001-36680	10.5	2/14/2024
10.6#	Amended and Restated 2014 Employee Stock Purchase Plan		10-K	001-36680	10.9	2/16/2023

			Incorporated by Reference
Exhibit number	Description of exhibit	Provided Herewith	Form	SEC File no.	Exhibit	Filing Date
10.7#	Amended and Restated Management Cash Incentive Bonus Plan	X
10.8	Form of Call Option Transaction Confirmation		8-K	001-36680	10.1	5/10/2017
10.9	Form of Warrant Confirmation		8-K	001-36680	10.2	5/10/2017
10.10#	Non-Employee Director Compensation Policy (as amended and currently in effect)		10-Q	001-36680	10.2	11/6/2024
10.11	Form of Capped Call Transaction Confirmation		8-K	001-36680	10.1	6/5/2020
10.12#	HubSpot, Inc. 2024 Stock Option and Incentive Plan, and forms of restricted stock and option agreements thereunder		10-Q	001-36680	10.1	11/6/2024
10.13#	Form of PSU Agreement	X
10.14#	Severance Agreement, by and between the Registrant and Alyssa Harvey Dawson, dated December 2, 2024		8-K	001-36680	10.1	12/5/2024
19.1	Insider Trading Policy and Procedures	X
21.1	List of Subsidiaries	X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (included on signature page)	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1Ÿ	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Policy of Recoupment of Incentive Compensation		10-K	001-36680	97.1	2/14/2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

Incorporated by Reference
Exhibit number	Description of exhibit	Provided Herewith	Form	SEC File no.	Exhibit	Filing Date
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

# Indicates a management contract or compensatory plan.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Cambridge, Commonwealth of Massachusetts, on the 12th day of February 2025.

HUBSPOT, INC.

By:	/s/ Yamini Rangan
Yamini Rangan

Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned directors and officers of HubSpot, Inc. (the “Company”), hereby and severally constitute and appoint Yamini Rangan and Kate Bueker, and each of them singly, our true and lawful attorneys, with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person and hereby ratifying and confirming all that said attorneys and each of them, or their substitutes, shall do or cause to be done by virtue of this Power of Attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yamini Rangan	Chief Executive Officer	February 12, 2025
Yamini Rangan	(Principal Executive Officer)

/s/ Kate Bueker	Chief Financial Officer	February 12, 2025
Kate Bueker	(Principal Financial and Accounting Officer)

/s/ Brian Halligan	Executive Chairperson	February 12, 2025
Brian Halligan

/s/ Dharmesh Shah	Director and Chief Technology Officer	February 12, 2025
Dharmesh Shah

/s/ Nick Caldwell	Director	February 12, 2025
Nick Caldwell

/s/ Ron Gill	Director	February 12, 2025
Ron Gill

/s/ Claire Hughes Johnson	Director	February 12, 2025
Claire Hughes Johnson

/s/ Lorrie Norrington	Director	February 12, 2025
Lorrie Norrington

/s/ Andrew Anagnost	Director	February 12, 2025
Andrew Anagnost

/s/ Jay Simons	Director	February 12, 2025
Jay Simons

/s/ Jill Ward	Director	February 12, 2025
Jill Ward