Form 10-Q
period 2025-03-31
HUBSPOT INC
filed 2025-05-08
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2025

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

There were 52,737,566 shares of the registrant’s Common Stock issued and outstanding as of May 2, 2025.

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
•
the impact of competition in our industry and innovation by our competitors, including as a result of new or better use of evolving artificial intelligence (“AI”) technologies;
•
our anticipated growth and expectations regarding our ability to manage our future growth;
•
our expectations regarding the potential impact of geo-political conflicts, inflationary pressures, tariffs and trade restrictions, foreign currency movement, macroeconomic stability, and catastrophic events, on our business, the broader economy, our workforce and operations, the markets in which we and our partners and customers operate, and our ability to forecast future financial performance;
•
our anticipated areas of investments, including sales and marketing, research and development, including with respect to AI and machine learning, customer service and support, data center infrastructure and service capabilities, and expectations relating to such investments;
•
our predictions about industry and market trends;
•
our ability to anticipate and address the evolution of technology and the technological needs of our customers, to roll-out upgrades to our existing software platform and to develop new and enhanced applications to meet the needs of our customers, including with respect to AI and machine learning;
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
•
Our ability to introduce new products and features, including new products and features that utilize AI is dependent on adequate research and development resources. If we do not adequately fund our research and development efforts, we may not be able to compete effectively and our business and operating results may be harmed.
•
We are exposed to fluctuations in currency exchange rates that could adversely affect our financial results.
•
Economic uncertainty, including from changes in trade policies, trade wars, tariffs or other trade restrictions or the threat of such actions, may lead to decreased demand for our products and services and otherwise harm our business and results of operations.
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
•
We have a history of losses and may not become consistently profitable or maintain or increase profitability in the future.
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

PART I — Financial Information

Item 1. Financial Statements

HubSpot, Inc.

Unaudited Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$625,029	$512,667
Short-term investments	1,417,785	1,556,828
Accounts receivable — net of allowance for doubtful accounts of $5,568 at March 31, 2025 and $6,088 at December 31, 2024	294,509	334,829
Deferred commission expense	167,962	148,693
Prepaid expenses and other current assets	108,588	80,586
Total current assets	2,613,873	2,633,603
Long-term investments	176,557	154,212
Property and equipment, net	123,815	114,165
Capitalized software development costs, net	169,517	154,484
Right-of-use assets	215,990	216,230
Deferred commission expense, net of current portion	174,270	160,814
Other assets	126,200	115,254
Intangible assets, net	41,054	37,563
Goodwill	255,040	209,508
Total assets	$3,896,316	$3,795,833
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,234	$3,649
Accrued compensation costs	86,354	67,442
Accrued commissions	97,064	102,043
Accrued expenses and other current liabilities	129,571	125,135
Operating lease liabilities	36,696	32,693
Convertible senior notes	368,883	458,184
Deferred revenue	836,296	784,253
Total current liabilities	1,577,098	1,573,399
Operating lease liabilities, net of current portion	249,570	254,539
Deferred revenue, net of current portion	4,581	3,969
Other long-term liabilities	60,523	55,640
Total liabilities	1,891,772	1,887,547
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value—500,000 shares authorized; 53,180 and 52,667 shares issued; 52,282 and 51,767 shares outstanding at March 31, 2025 and December 31, 2024, respectively	52	52
Additional paid-in capital	2,828,754	2,713,697
Accumulated other comprehensive loss	(2,660)	(5,654)
Accumulated deficit	(821,602)	(799,809)
Total stockholders’ equity	2,004,544	1,908,286
Total liabilities and stockholders’ equity	$3,896,316	$3,795,833

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	For the Three Months Ended March 31,
	2025	2024
Revenues:
Subscription	$698,728	$603,798
Professional services and other	15,409	13,616
Total revenue	714,137	617,414
Cost of revenues:
Subscription	100,230	80,725
Professional services and other	14,877	14,363
Total cost of revenues	115,107	95,088
Gross profit	599,030	522,326
Operating expenses:
Research and development	220,100	175,637
Sales and marketing	326,697	300,282
General and administrative	78,633	68,858
Restructuring	1,080	782
Total operating expenses	626,510	545,559
Loss from operations	(27,480)	(23,233)
Other income (expense)
Interest income	20,564	18,727
Interest expense	(644)	(935)
Other (expense) income	(2,309)	13,161
Total other income	17,611	30,953
(Loss) income before income tax expense	(9,869)	7,720
Income tax expense	(11,924)	(1,786)
Net (loss) income	$(21,793)	$5,934
Net (loss) income per share, basic	$(0.42)	$0.12
Net (loss) income per share, diluted	$(0.42)	$0.12
Weighted average common shares used in computing basic net (loss) income per share:	52,154	50,689
Weighted average common shares used in computing diluted net (loss) income per share:	52,154	51,498

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	For the Three Months Ended March 31,
	2025	2024
Net (loss) income	$(21,793)	$5,934
Other comprehensive loss:
Foreign currency translation adjustment	2,945	(2,044)
Changes in unrealized loss on investments, net of income taxes of $0 for the three months ended March 31, 2025 and 2024	(408)	(2,763)
Changes in unrealized loss on cash flow hedges, net of income taxes of $47 for the three months ended March 31, 2025 and $0 for the three months ended March 31, 2024	457	—
Comprehensive (loss) income	$(18,799)	$1,127

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Stockholders' Equity

(in thousands, except per share amounts)

	Common Stock, $0.001 Par Value		Treasury Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	$	Shares	$	Capital	(Loss)	Deficit	Total
Balances at December 31, 2024	51,767	$52	900	$—	$2,713,697	$(5,654)	$(799,809)	1,908,286
Issuance of common stock under stock plans	335	—	(2)	—	3,088	—	—	3,088
Restricted stock units taxes paid in cash	(12)	—	—	—	(9,070)	—	—	(9,070)
Conversion of the 2025 Notes	192	—	—	—	(767)	—	—	(767)
Stock-based compensation	—	—	—	—	121,806	—	—	121,806
Other comprehensive loss, net of tax	—	—	—	—	—	2,994	—	2,994
Net loss	—	—	—	—	—	—	(21,793)	(21,793)
Balances at March 31, 2025	52,282	$52	898	$—	$2,828,754	$(2,660)	$(821,602)	$2,004,544

	Common Stock, $0.001 Par Value		Treasury Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	$	Shares	$	Capital	(Loss)	Deficit	Total
Balances at December 31, 2023	50,448	$50	910	$—	$2,136,908	$1,827	$(804,437)	1,334,348
Issuance of common stock under stock plans	332	1	(1)	—	6,513	—	—	6,514
Restricted stock units taxes paid in cash	(20)	—	—		(8,791)	—	—	(8,791)
Stock-based compensation	—	—	—	—	115,919	—	—	115,919
Other comprehensive loss, net of tax	—	—	—	—	—	(4,807)	—	(4,807)
Net income	—	—	—	—	—	—	5,934	5,934
Balances at March 31, 2024	50,760	$51	909	$—	$2,250,549	$(2,980)	$(798,503)	$1,449,117

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended March 31,
	2025	2024
Operating Activities:
Net (loss) income	(21,793)	$5,934
Adjustments to reconcile net (loss) income to net cash and cash equivalents provided by operating activities, net of acquisitions
Depreciation and amortization	28,830	21,234
Stock-based compensation	116,693	111,122
Gain on strategic investments	(115)	(16,353)
Impairment of strategic investments	1,600	3,615
Benefit from deferred income taxes	(335)	(167)
Amortization of debt discount and issuance costs	500	500
Accretion of bond discount	(13,848)	(12,563)
Unrealized currency translation	2,717	538
Changes in assets and liabilities
Accounts receivable	45,655	25,423
Prepaid expenses and other assets	(26,392)	(5,473)
Deferred commission expense	(27,159)	(17,001)
Right-of-use assets	6,437	6,390
Accounts payable	18,034	(1,300)
Accrued expenses and other liabilities	(1,224)	(13,281)
Operating lease liabilities	(7,452)	(12,743)
Deferred revenue	39,422	31,213
Net cash and cash equivalents provided by operating activities	161,570	127,088
Investing Activities:
Purchases of investments	(674,375)	(399,378)
Maturities of investments	803,059	352,790
Purchases of property and equipment	(13,345)	(5,882)
Purchases of strategic investments	(11,000)	(27)
Business acquisitions, net of cash acquired	(51,356)	—
Capitalization of software development costs	(30,421)	(21,634)
Net cash and cash equivalents provided by (used in) investing activities	22,562	(74,131)
Financing Activities:
Employee taxes paid related to the net share settlement of stock-based awards	(9,070)	(8,788)
Repayment of 2025 Convertible Notes	(90,568)	—
Proceeds related to the issuance of common stock under stock plans	19,308	19,943
Net cash and cash equivalents (used in) provided by financing activities	(80,330)	11,155
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8,560	(4,306)
Net increase in cash, cash equivalents and restricted cash	112,362	59,806
Cash, cash equivalents and restricted cash, beginning of period	516,720	392,040
Cash, cash equivalents and restricted cash, end of period	$629,082	$451,846
Supplemental cash flow disclosure:
Cash paid for income taxes	$3,705	$3,100
Right-of-use assets obtained in exchange for operating lease liabilities	$3,199	$504
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$2,799	$1,737

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Notes to Unaudited Consolidated Financial Statements

1. Organization and Operations

HubSpot, Inc. (the “Company”) provides a customer platform that helps businesses connect and grow better. The Company delivers seamless connection for customer-facing teams with a unified platform that includes three layers: Artificial Intelligence (“AI”)- powered engagement hubs, a Smart customer relationship management product (“CRM”), and a connected ecosystem that extends the customer platform with app marketplace integrations, a community network, and an academy of educational content.

The AI-powered engagement hubs include Marketing, Sales, Service, Operations, Content, and Commerce, as well as other tools and integrations that enable companies to attract, engage, and delight customers throughout the customer experience. The Smart CRM is the foundational layer that combines customer data with AI to power the entire customer platform.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, the Company has prepared the accompanying unaudited consolidated financial statements on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2024, and these consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2025. The December 31, 2024 balance sheet data was derived from audited financial statements, but this Form 10-Q does not include all disclosures required under GAAP. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted under the rules and regulations of the SEC.

These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 12, 2025. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K that have had a material impact on our consolidated financial statements and related notes.

Recent Accounting Pronouncements

Recent accounting standards not included below are not expected to have a material impact on our consolidated financial statements.

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

In November 2024, the FASB issued guidance that requires the disclosure about specific types of expenses included in the expense captions presented on the face of the income statement. The new standard will be effective for the Company for the annual periods beginning January 1, 2027, and for interim periods beginning January 1, 2028, with early adoption permitted. The adoption of this standard only impacts annual and quarterly disclosures and is not expected to have a material impact on the Company's consolidated financial statements.

2. Revenues

Disaggregation of Revenue

The Company provides disaggregation of revenue based on geographic region (Note 15) and based on the subscription versus professional services and other classification on the consolidated statements of operations as it believes these best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Deferred Revenue and Deferred Commission Expense

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue. Deferred revenue during the three months ended March 31, 2025 increased by $52.7 million resulting from $766.8 million of additional invoicing and was offset by revenue recognized of $714.1 million during the same period. $418.9 million of revenue was recognized during the three months ended March 31, 2025 that was included in deferred revenue at the beginning of the period. As of March 31, 2025, approximately $1,136.0 million of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year. The Company expects to recognize revenue on approximately 89% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

Additional contract liabilities of $5.6 million and $6.4 million were included in accrued expenses and other current liabilities on the consolidated balance sheet as of March 31, 2025 and December 31, 2024.

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

Deferred commission expense during the three months ended March 31, 2025 increased by $32.7 million as a result of deferring incremental costs of obtaining a contract of $70.3 million and was offset by amortization of $37.6 million during the same period.

3. Net (Loss) Income per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted net (loss) income per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, restricted stock units (“RSUs”), shares issued pursuant to the Employee Stock Purchase Plan (“ESPP”), performance restricted stock units (“PSUs”), and the Conversion Option of the 2025 Notes (the “Conversion Options”) (Note 10) are considered to be potential common stock equivalents.

A reconciliation of the denominator used in the calculation of basic and diluted net (loss) income per share is as follows:

	Three Months Ended March 31,
	2025	2024
Net (loss) income	$(21,793)	$5,934
Weighted-average common shares outstanding — basic	52,154	50,689
Dilutive effect of share equivalents resulting from stock options, RSUs, ESPP, PSUs, and the Conversion Options	—	809
Weighted-average common shares, outstanding — diluted	52,154	51,498
Net (loss) income per share, basic	$(0.42)	$0.12
Net (loss) income per share, diluted	$(0.42)	$0.12

Since the Company incurred a net loss for the three months ended March 31, 2025, diluted net loss per share is the same as basic net loss per share. All of the Company’s outstanding stock options, RSUs, PSUs, and shares issuable under the ESPP, as well as the Conversion Options were excluded in the calculation of diluted net loss per share as the effect would be anti-dilutive.

The Company uses the treasury stock method and the average market price per share during the period for calculating any potential dilutive effect of the stock options, RSUs, ESPPs, and PSUs. The Company uses the if-converted method when calculating any potential dilutive effect of the Conversion Options, which assumes conversion of outstanding convertible securities at the beginning of the reporting period or date of issuance, if the convertible security was issued during the period.

The following table contains all potentially dilutive common stock equivalents.

	As of March 31,
	2025	2024
	(in thousands)
Options to purchase common shares	255	433
RSUs and PSUs	1,399	1,782
Conversion Option of the 2025 Notes	1,307	1,625
ESPP	—	—

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at March 31, 2025 and December 31, 2024:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$176,632	$—	$—	$176,632
Commercial paper	—	3,449	—	3,449
Corporate bonds	—	302,042	—	302,042
U.S. Government agency securities	—	109,531	—	109,531
U.S. Treasury securities	—	1,181,113	—	1,181,113
Strategic investments	—	—	14,020	14,020
Restricted cash:
Money market funds	—	4,053	—	4,053
Prepaid expenses and other current assets:
Foreign currency derivative assets	—	106	—	106
Total assets	$176,632	$1,600,294	$14,020	$1,790,946

Accrued expenses and other current liabilities:
Foreign currency derivative liabilities	$—	$160	$—	$160
Total liabilities	$—	$160	$—	$160

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$64,109	$—	$—	$64,109
Commercial paper	—	4,941	—	4,941
Corporate bonds	—	284,575	—	284,575
U.S. Government agency securities	—	117,369	—	117,369
U.S. Treasury securities	—	1,307,363	—	1,307,363
Strategic investments	—	—	9,409	9,409
Restricted cash:
Money market funds	—	4,053	—	4,053
Total assets	$64,109	$1,718,301	$9,409	$1,791,819

Accrued expenses and other current liabilities:
Foreign currency derivative liabilities	$—	$584	$—	$584
Total liabilities	$—	$584	$—	$584

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At March 31, 2025 and December 31, 2024, Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. Certain non-marketable strategic investments measured at fair value on a non-recurring basis are classified as Level 3 as their fair value measurements may include a combination of observable and unobservable inputs.

Foreign currency derivative assets and liabilities are classified as Level 2 and are valued using observable inputs, such as quotations on forward and spot rates for currencies, interest rates and credit derivative market rates.

As of March 31, 2025, the fair value of the 2025 Notes was $744.2 million (Note 10). The fair value was determined based on the quoted price of the 2025 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy.

For certain other financial instruments, including accounts receivable, accounts payable, and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

Restricted cash is comprised of money market funds related to landlord guarantees for leased facilities. These restricted cash balances have been excluded from our cash and cash equivalents balance in our consolidated balance sheets.

5. Investments

Available-for-sale Investments

The following tables summarize the composition of our short- and long-term investments at March 31, 2025 and December 31, 2024.

	March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$3,449	$—	$—	$3,449
Corporate bonds	301,483	689	(130)	302,042
U.S. Government agency securities	109,364	202	(35)	109,531
U.S. Treasury securities	1,179,230	189	(99)	1,179,320
Total	$1,593,526	$1,080	$(264)	$1,594,342

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$4,941	$—	$—	$4,941
Corporate bonds	284,337	533	(295)	284,575
U.S. Government agency securities	117,158	260	(49)	117,369
U.S. Treasury securities	1,303,384	780	(9)	1,304,155
Total	$1,709,820	$1,573	$(353)	$1,711,040

For available-for-sale debt securities, any realized gains and losses are determined based on the specific identification method and are reported in other (expense) income in the consolidated statements of operations. For securities in an unrealized loss position, the Company first assesses whether it intends to sell or it is more likely than not that the Company will be required to sell the security before the recovery of its entire amortized cost basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through other (expense) income in the consolidated statements of operations. It is noted that the Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of their amortized cost basis.

If neither of the above criteria is met, the Company further assesses whether the decline in fair value below amortized cost is due to credit or non-credit related factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, credit ratings, the financial health of the industry and sector of the issuer, the overall risk profile of the securities, overall macroeconomic conditions, and more. Any credit-related unrealized losses are recognized as an allowance on the consolidated balance sheets with a corresponding charge in other (expense) income in the consolidated statements of operations. Non-credit related unrealized losses and unrealized gains on available-for-sale debt securities are included in accumulated other comprehensive income (loss). In considering the underlying risk of its portfolio, the Company notes that it has a zero-loss expectation for U.S. treasury and U.S. government agency securities, which represents the majority of its debt investment available-for-sale securities portfolio. As of March 31, 2025 and December 31 2024, no allowance for credit losses in investments was recorded.

The contractual maturities of short-term and long-term investments held at March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025		December 31, 2024
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
	(in thousands)		(in thousands)
Due within one year	$1,415,832	$1,417,785	$1,555,656	$1,556,828
Due after 1 year through 2 years	177,694	176,557	154,164	154,212
Total	$1,593,526	$1,594,342	$1,709,820	$1,711,040

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

The Company has certain strategic investments in non-controlled companies without a readily determinable market value that are accounted for as equity method investments. The investments are included in other assets on the consolidated balance sheets and the Company's proportionate share of the investments' net earnings are reported in the consolidated statements of operations as other income (expense).

The carrying values of Company’s strategic investments by type are as follows:

	March 31, 2025	December 31, 2024
	(in thousands)
Strategic investments under the measurement alternative method	$77,356	$72,456
Strategic investments measured at fair value	14,020	9,409
Strategic investments under the equity method	11,682	11,678
Total	$103,058	$93,543

The following table summarizes the activity associated with the Company’s strategic investments, which is reported on the Company’s consolidated statement of operations as other income (expense):

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Strategic investments:
Fair value or observable price change adjustments	$115	$16,353
Impairments	(1,600)	(3,615)
Total included in other income (expense)	$(1,485)	$12,738

6. Derivatives

Cash flow hedges

The Company enters into foreign currency forward contracts to reduce the risk of variability in future cash flow due to foreign currency exchange rate fluctuation from certain forecasted revenue transactions billed in currencies other than the U.S. Dollar. These transactions are designated as cash flow hedges. The foreign currency forward contracts have maturities of 12 months or less. Hedge effectiveness is assessed at inception and at each reporting period utilizing statistical regression analysis. The Company is subject to master netting arrangements with certain counterparties of the contracts, under which the Company is allowed to net settle transactions of the same currency. The Company's policy is to present the derivatives on a gross basis on the consolidated balance sheets. Unrealized foreign exchange gains or losses related to those designated cash flow hedge contracts are recorded in accumulated other comprehensive income ("AOCI") and are reclassified into revenues in the same periods when the hedged transactions are recognized in earnings. Cash flows from the settlement of these forward contracts are classified as operating activities on the consolidated statements of cash flows. As of March 31, 2025, the Company had designated cash flow hedge forward contracts with notional amounts equivalent to $26.3 million.

The following table presents the activity of foreign currency forward contracts designated as hedging instruments and the impact of these derivatives on AOCI:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Beginning balance at January 1	$921	$—
Net losses recognized in other comprehensive income, net of tax	(87)	—
Net losses reclassified from AOCI to earnings	(370)	—
Ending balance at March 31	$464	$—

As of March 31, 2025, the Company estimates the net amount of unrealized gain (losses) before tax on the foreign currency contracts expected to be reclassified into revenue over the next 12 months is approximately $0.7 million.

Balance sheet hedges

The Company also enters into foreign currency forward contracts to hedge certain foreign currency denominated monetary assets or liabilities, which are not designated as cash flow hedges. These contracts have maturities of 12 months or less. Changes in the value of the foreign exchange contracts are recognized in other income (expense), net and are designed to offset the foreign exchange gain or loss on the underlying net monetary assets or liabilities. Cash flows from the settlement of these forward contracts are classified as operating activities on the consolidated statements of cash flows.

As of March 31, 2025, the Company had non-designated forward contracts with notional amounts of $7.2 million.

The following summarizes the fair value of derivative financial instruments as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(in thousands)
Prepaid expenses and other current assets
Cash flow hedges	$34	$—
Balance sheet hedges	72	—
Total	$106	$—

Accrued expenses and other current liabilities
Cash flow hedges	$160	$584
Total	$160	$584

The effect of hedges on the consolidated statements of operations was not material in the three months ended March 31, 2025 and 2024.

7. Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows for the three months ended March 31, 2025 and 2024.

	March 31, 2025	March 31, 2024	December 31, 2024
	(in thousands)
Cash and cash equivalents	$625,029	$447,793	$512,667
Restricted cash, included in prepaid expenses and other current assets and other assets	4,053	4,053	4,053
Total cash, cash equivalents, and restricted cash	$629,082	$451,846	$516,720

8. Property and Equipment

Property and equipment consists of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Computer equipment and purchased software	$17,335	$16,919
Employee related computer equipment	39,333	36,699
Furniture and fixtures	20,904	20,642
Leasehold improvements	114,004	112,758
Internal-use software	78,855	72,112
Construction in progress	7,343	1,612
Total property and equipment	277,774	260,742
Less accumulated depreciation	(153,959)	(146,577)
Property and equipment, net	$123,815	$114,165

Depreciation and amortization expense on property and equipment was $7.2 million for the three months ended March 31, 2025 and for the three months ended March 31, 2024.

9. Capitalized Software Development Costs

Capitalized software development costs, exclusive of those recorded within property and equipment, consisted of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Gross capitalized software development costs	$410,987	$374,127
Accumulated amortization	(241,470)	(219,643)
Capitalized software development costs, net	$169,517	$154,484

These capitalized software development costs are associated with software developed for the Company's customer platform. Capitalized software development costs recorded within property and equipment are associated with software developed for Company use.

Amortization of capitalized software development costs, exclusive of costs recorded within property and equipment, was $26.3 million for the three months ended March 31, 2025 and $16.0 million for three months ended March 31, 2024. Amortization expense is included in cost of subscription revenue in the consolidated statement of operations.

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

Each $1,000 of principal amount of the 2025 Notes will initially be convertible into 3.5396 shares of the Company’s common stock (the “Conversion Option of the 2025 Notes”), which is equivalent to an initial conversion price of approximately $282.52 per share, subject to adjustment upon the occurrence of certain specified events. On or after March 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2025 Notes at any time, under certain circumstances as described in the indenture governing the 2025 Notes (the “Indenture”). Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The Company expects to settle the principal amount of the 2025 Notes in cash. In the three months ended March 31, 2025, upon the election of the holders to convert, the Company settled $89.8 million of the principal balance of the 2025 Notes in cash.

The net carrying amount of the liability component of the 2025 Notes is as follows:

	March 31, 2025	December 31, 2024
	(in thousands)
Principal	$369,247	$459,048
Unamortized issuance costs	(364)	(864)
Net carrying amount	$368,883	$458,184

Interest expense related to the 2025 Notes is as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Contractual interest expense	$144	$431
Amortization of issuance costs	500	500
Total interest expense	$644	$931

In connection with the offering of the 2025 Notes, the Company purchased capped call options (“Capped Call Options”) with respect to its common stock for $50.6 million. The Capped Call Options are purchased call options that give the Company the option to purchase up to approximately 1.6 million shares of its common stock for $282.52 per share, which corresponds to the approximate initial conversion price of the 2025 Notes. The Capped Call Options were purchased in order to offset potential dilution to the

Company’s common stock upon any conversion of the 2025 Notes, subject to a cap of $426.44 per share, and expire concurrently with the 2025 Notes. The Capped Call Options are expected to settle commencing on April 16, 2025 and ending on the 30th trading day thereafter. The $50.6 million paid for the Capped Call Options is recorded in stockholders’ equity as a reduction in additional paid-in capital and the Capped Call Options are not accounted for as separate derivative financial instruments.

11. Leases

The Company leases office facilities under non-cancelable operating leases that expire at various dates through February 2035.

Operating lease expense and cash payments related to operating lease liabilities for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Operating lease expense	$10,126	$10,111
Cash payments	10,325	15,870

The Company subleases some of its unused spaces to third parties. Operating sublease income generated under all operating lease agreements for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Operating sublease income	$1,526	$2,247

12. Commitments and Contingencies

Contractual Obligations

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through February 2035. Certain leases contain optional termination dates. The table below only includes payments up to the optional termination date. If the Company were to extend leases beyond the optional termination date, the future commitments would increase by approximately $86.0 million.

Future minimum payments under all operating lease agreements as of March 31, 2025 are as follows:

(in thousands)
Remainder of 2025	$40,494
2026	54,017
2027	48,818
2028	36,069
2029	36,348
Thereafter	130,798
Total	$346,544

The Company has entered into certain non-cancelable vendor commitments, which require the future purchase of goods or services. Future minimum payments under all non-cancelable vendor commitments as of March 31, 2025 are as follows:

(in thousands)
Remainder of 2025	$178,497
2026	247,775
2027	191,606
2028	347
2029	—
Thereafter	—
Total	$618,225

The Company also has commitments to contribute additional capital of $3 million to the Black Economic Development Fund.

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

13. Changes in Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders’ equity, for the three months ended March 31, 2025 and 2024.

	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Investments	Unrealized Gain (Loss) on Derivate Instruments	Total
	(in thousands)
Beginning balance at January 1, 2025	$(5,928)	$1,195	$(921)	$(5,654)
Other comprehensive (loss) income before reclassifications	2,945	(408)	87	2,624
Amounts reclassified from accumulated other comprehensive income, net of tax, to revenue	—	—	370	370
Ending balance at March 31, 2025	$(2,983)	$787	$(464)	$(2,660)

	Cumulative Translation Adjustment	Unrealized Loss on Investments	Total
	(in thousands)
Beginning balance at January 1, 2024	$950	$877	$1,827
Other comprehensive (loss) income before reclassifications	(2,044)	(2,763)	(4,807)
Amounts reclassified from accumulated other comprehensive income, net of tax, to revenue	—	—	—
Ending balance at March 31, 2024	$(1,094)	$(1,886)	$(2,980)

14. Stock-Based Compensation Expense

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Options	$1,294	$2,570
RSUs	105,927	99,830
PSUs	4,898	4,827
Employee stock purchase plan	4,574	3,895
Total stock-based compensation expense	$116,693	$111,122

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cost of revenue, subscription	$7,697	$4,960
Cost of revenue, professional services and other	930	1,086
Research and development	56,797	50,627
Sales and marketing	31,604	35,157
General and administrative	19,665	19,292
Total stock-based compensation expense	$116,693	$111,122

Capitalized software development costs excluded from stock-based compensation expense were $11.8 million for the three months ended March 31, 2025 and $8.8 million for the three months ended March 31, 2024.

15. Segment Information and Geographic Data

The Company provides a customer platform that helps businesses connect and grow better. The Company generates revenue from subscriptions to its customer platform and related professional services and other revenue consisting mainly of customer on-boarding, training and consulting services and Commerce Hub.

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the CODM, which is the Company’s chief executive officer, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. There is no expense or asset information supplemental to those disclosed in these consolidated financial statements that is regularly provided to the CODM. The allocation of resources and assessment of performance of the operating segment is based on consolidated net (loss) income as shown in the consolidated statements of operations. The CODM considers net (loss) income in the annual forecasting process and reviews actual results when making decisions about allocating resources. Since the Company operates as one operating segment, financial segment information, including profit or loss and asset information, can be found in the consolidated financial statements.

Geographic information

Revenues by geographical region:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Americas	$438,471	$374,546
Europe	219,667	193,123
Asia Pacific	55,999	49,745
Total	$714,137	$617,414
Percentage of revenues generated outside of the Americas	39%	39%

Revenue derived from customers outside the United States (international) was approximately 47% of total revenue in the three months ended March 31, 2025 and 2024. Revenues attributed to the United States were 97% and 96% of Americas in the three months ended March 31, 2025 and 2024. Revenues attributed to Ireland were 52% and 49% of Europe in the three months ended March 31, 2025 and 2024.

Total long-lived assets by geographical region:

	As of March 31, 2025	As of December 31, 2024
	(in thousands)
Americas	$235,119	$231,984
Europe	94,183	93,288
Asia Pacific	10,503	5,123
Total long-lived assets	$339,805	$330,395
Percentage of long-lived assets held outside of the Americas	31%	30%

Long-lived assets attributed to the United States were 97% of Americas as of March 31, 2025 and December 31, 2024. Long-lived assets attributed to Ireland were 80% of Europe as of March 31, 2025 and December 31, 2024.

16. Business Acquisitions

On January 6, 2025, the Company acquired all outstanding shares of Frame Technology, Inc. (“Frame AI”), an AI-powered conversation intelligence platform. The total cash purchase price for the acquisition was $50.9 million, net of cash acquired. There was approximately $8.2 million of post-combination consideration, which is contingent upon post-acquisition employment that will be recognized as compensation expense in the consolidated statement of operations over a period of two years. The transaction costs associated with the acquisition were approximately $1.0 million and were recorded in general and administrative expense.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition. The Company expects to finalize the valuation as soon as practicable and no later than one year from the acquisition date.

Fair value
(in thousands)
Cash	$527
Accounts receivable	592
Acquired technology	6,300
Goodwill	44,998
Accrued expenses and other liabilities	(804)
Deferred revenue	(169)
Total purchase price	$51,444

The excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets and liabilities acquired was recorded as goodwill. The Company expects to derive value from Frame AI's capabilities by accelerating its ability to unify structured and unstructured data across the customer journey at scale and empower go-to-market teams to transform conversations into actionable intelligence. The goodwill recognized is not deductible for U.S. income tax purposes.

The intangible asset acquired in the business combination was developed technology and the fair value of the developed technology was estimated to be $6.3 million. The developed technology was valued using a replacement cost approach and the key assumptions include the Company’s estimates of the direct and indirect costs required to replace the asset. The Company began amortizing the acquired technology on the date of acquisition over a period of five years on a straight-line basis. The amortization expense is recorded to cost of subscription revenue in the consolidated statements of operations.

The Company has included the operating results of Frame AI in its consolidated financial statements since the date of the acquisition. The acquisition did not have a material effect on the revenue or earnings in the consolidated statement of operations for the reporting periods presented. Separate financial results and pro forma financial information for Frame AI have not been presented as the effect of this acquisition was not material to our financial results.

17. Subsequent Events

2025 Notes Conversions

Between March 31, 2025 and the date of filing this Form 10-Q, the Company settled $143.6 million of the principal balance of the 2025 Notes in cash in response to conversion notices received in the three months ended March 31, 2025.

Business Acquisition

On April 25, 2025, the Company entered into a definitive agreement to acquire all outstanding shares of Dashworks Technologies, Inc. (“Dashworks”), an AI-powered knowledge search assistant, for cash consideration of approximately $25.0 million, subject to customary post-closing adjustments and conditions. The acquisition is expected to close during the second quarter of 2025. Upon completion of the transactions, the acquisition will bring together Dashworks' deep search and reasoning expertise with the Company's vision to give every go-to-market team member an AI assistant. The Company is in the process of finalizing the accounting for this transaction and expects to complete the preliminary purchase price allocation in the second quarter of 2025. This acquisition is not expected to have material impact on the Company’s 2025 financial results.

Share Repurchase Program

On May 6, 2025, the Company’s Board of Directors authorized a share repurchase program for the repurchase of shares of the Company’s common stock, in an aggregate amount of up to $500.0 million (the “2025 Share Repurchase Program”) over a period of up to 12 months. All repurchases under the program will be made in the open market, through privately negotiated transactions or other legally permissible means, including pursuant to 10b5-1 plans, and in compliance with applicable securities laws and other requirements. The 2025 Share Repurchase Program will be funded using the Company's working capital. The timing, manner, price, and amount of the 2025 Share Repurchase Program will be subject to the discretion of the Company’s management and does not obligate the Company to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, without prior notice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 12, 2025. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.

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

We focus on selling to mid-market business-to-business, or B2B, companies, which we define as companies that have between two and 2,000 employees. While our customer platform was built to grow with any company, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving this market segment. These mid-market businesses seek an integrated, easy-to-implement and easy-to-use solution to reach customers and compete with organizations that have larger marketing, sales, and customer service budgets. We efficiently reach these businesses at scale through our traditional and AI-enhanced engagement strategies, our Solutions Partners, and our “freemium” model. A Solutions Partner is a service provider that helps businesses with strategy, execution, and implementation of go-to-market activities and technology solutions. Our freemium model attracts customers who begin using our customer platform through our free products and then upgrade to our paid products. As of March 31, 2025, we had 8,574 full-time employees and 258,258 Customers of varying sizes in more than 135 countries, representing many industries.

We derive most of our revenue from subscriptions to our cloud-based customer platform and related professional services, which consist of customer on-boarding, training and consulting services. Subscription revenue accounted for 98% of our total revenue for the three months ended March 31, 2025 and 2024. We sell multiple product plans at different base prices on a subscription basis, each of which includes our Smart CRM and integrated applications to meet the needs of the various customers we serve. We also generate revenue through usage and consumption-based models. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We also generate additional revenue based on the purchase of additional subscriptions, products and seats, and the number of account users. Most of our Customers’ subscriptions are one year or less in duration.

Subscriptions are billed in advance on various schedules. Because the mix of billing terms for orders can vary from period to period, the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. Accordingly, we do not believe that change in deferred revenue is an accurate indicator of future revenue.

Many of our customers purchase on-boarding, training, and consulting services, which are designed to help customers enhance their ability to attract, engage and delight their customers using our customer platform. We also generate revenue from Commerce Hub and a number of revenue-share agreements with other companies. Professional services and other revenue accounted for 2% of total revenue for three months ended March 31, 2025 and 2024.

We have focused on rapidly growing our business and plan to continue to make investments to help us address some of the challenges facing us to support this growth, such as demand for our customer platform by existing and new customers, significant competition from other customer platform providers and related applications and rapid technological changes in our industry.

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

Global Economic Conditions

Our results of operations may be significantly influenced by general macroeconomic conditions, including, but not limited to, the impact of pandemics, geo-political conflicts, foreign currency fluctuations, interest rates, inflation, recession risks, tariffs or other trade restrictions, existing and new domestic and foreign laws and regulations, all of which are beyond our control. Fluctuations in foreign exchange rates and rising inflation have had, and may continue to have an adverse impact on our financial condition and operating results in future periods. As we continue to monitor the direct and indirect impacts of these circumstances, the broader implications of these macroeconomic events on our business, results of operations and overall financial position, particularly in the long term, remain uncertain. See the section titled “Risk Factors'' included under Part II, Item 1A below for further discussion of the possible impact of these factors and other risks on our business.

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

Subscription-based revenue is derived from customers using our customer platform for their marketing, sales, service, operations, and content management needs. Our customer platform includes a system of engagement for efficiently engaging customers through SEO, web content, social, blogging, email, marketing automation, messaging, support ticketing, knowledge base, commerce, conversation routing, video hosting, and data enrichment. Over 1,700 integrations and applications are available for our users, across a wide range of categories, including integrations with leading social media, email, sales, video, analytics, content and webinar tools. All subscription fees that are billed in advance of service are recorded in deferred revenue. Subscription based revenue is recognized net of consideration paid to Solutions Partners when those Solutions Partners purchase a subscription to our customer platform.

Professional services and other revenue are derived primarily from customer on-boarding, training, consulting services, and Commerce Hub. Depending on which Hubs and services a customer purchases, they receive on-boarding guidance or one-on-one training from one of our on-boarding, inbound consultants, or technical consultants via web meetings. Training is generally sold in connection with a customer’s initial subscription and is billed in advance. The training is also available to be purchased separately following a customer’s purchase of its initial subscription and our Solutions Partners routinely provide the same training to customers. We also derive revenue from a number of revenue-share agreements with other companies.

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

Restructuring

Restructuring expenses primarily consist of variable lease costs related to properties vacated under our restructuring plan. On January 25, 2023, the Company's board of directors authorized a restructuring plan (the “Restructuring Plan”) that was designed to reduce operating costs and enable investment in key opportunities for long-term growth while driving continued profitability. The Restructuring Plan included a reduction of the Company’s workforce by approximately 7% and a global lease consolidation to create higher density across our workspaces. Future variable facilities related costs for vacated properties will continue to be recorded to restructuring charges.

Other Income (Expense)

Interest income primarily consists of interest earned on invested cash and cash equivalents balances and investments. Interest expense primarily consists of amortization of issuance costs and contractual interest expense related to our 2025 Notes. Other income (expense) primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities and any gains, losses, or impairments on our strategic investments.

Income Tax Expense

Income tax expense consists of current and deferred taxes for U.S. and foreign jurisdictions.

Results of Operations for the Three Months Ended March 31, 2025 and 2024

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

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Revenues:
Subscription	$698,728	$603,798
Professional services and other	15,409	13,616
Total revenue	714,137	617,414
Cost of revenues:
Subscription	100,230	80,725
Professional services and other	14,877	14,363
Total cost of revenues	115,107	95,088
Gross profit	599,030	522,326
Operating expenses:
Research and development	220,100	175,637
Sales and marketing	326,697	300,282
General and administrative	78,633	68,858
Restructuring	1,080	782
Total operating expenses	626,510	545,559
Loss from operations	(27,480)	(23,233)
Other income (expense)
Interest income	20,564	18,727
Interest expense	(644)	(935)
Other (expense) income	(2,309)	13,161
Total other income	17,611	30,953
(Loss) income before income tax expense	(9,869)	7,720
Income tax expense	(11,924)	(1,786)
Net (loss) income	$(21,793)	$5,934

	Three Months Ended March 31,
	2025	2024
Revenue:
Subscription	98%	98%
Professional services and other	2	2
Total revenue	100	100
Cost of revenue:
Subscription	14	13
Professional services and other	2	2
Total cost of revenue	16	15
Gross profit	84	85
Operating expenses:
Research and development	31	28
Sales and marketing	46	49
General and administrative	11	11
Restructuring	0	0
Total operating expenses	88	88
Loss from operations	(4)	(4)
Total other income	2	5
(Loss) income before income tax expense	(1)	1
Income tax expense	(2)	(0)
Net (loss) income	(3)%	1%

Percentages are based on actual values. Totals may not sum due to rounding.

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

Revenue

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Revenues:
Subscription	$698,728	$603,798	$94,930	16%
Professional services and other	15,409	13,616	1,793	13%
Total revenue	$714,137	$617,414	$96,723	16%

Subscription revenue increased during the three months ended March 31, 2025 compared to the same period in 2024 primarily due to the increase in Customers, which grew from 216,060 as of March 31, 2024 to 258,258 as of March 31, 2025. Average Subscription Revenue per Customer decreased from $11,447 for the three months ended March 31, 2024 to $11,038 for the three months ended March 31, 2025. The growth in Customers was primarily driven by increased demand for our lower-priced Starter products. The decrease in Average Subscription Revenue per Customer was primarily driven by continued purchases of our lower-priced Starter products and the impact of foreign currency translation primarily attributable to the increase in the value of the U.S. Dollar relative to the Euro and British Pound Sterling, offset by increased demand for our Professional and Enterprise products.

Professional services and other revenue increased during the three months ended March 31, 2025 compared to the same period in 2024 primarily due to an increase in other revenue streams, including Commerce Hub.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Total cost of revenue	$115,107	$95,088	$20,019	21%
Gross profit	$599,030	$522,326	$76,704	15%
Gross margin percentage	84%	85%

Total cost of revenue for the three months ended March 31, 2025 increased compared to the same period in 2024 primarily due to an increase in subscription and hosting costs, amortization of capitalized software development costs, and amortization of acquired technology, offset by decreases in allocated overhead expenses and employee-related costs. Gross margins remained relatively consistent year-over-year.

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Subscription cost of revenue	$100,230	$80,725	$19,505	24%
Percentage of subscription revenue	14%	13%

The increase in subscription cost of revenue for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to the following:

Change
Three Months
(in thousands)
Subscription and hosting costs	$11,150
Amortization of capitalized software development costs	9,014
Amortization of acquired technology	296
Employee-related costs	(688)
Allocated overhead expenses	(267)
$19,505

Subscription and hosting costs increased primarily due to growth in our Customer base from 216,060 as of March 31, 2024 to 258,258 as of March 31, 2025. We also saw higher subscription and hosting costs as we continued to focus on the security, reliability and performance of our customer platform. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continued to develop new products and increased functionality. Amortization of acquired technology increased due to the amortization of acquired technology associated with our acquisition of Frame AI in January 2025. Employee-related costs decreased as a result of improved resource alignment and operational efficiencies.

Allocated overhead expenses decreased primarily due to the decreased proportional allocation of shared company expenses associated with headcount in subscription cost of revenue.

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Professional services and other cost of revenue	$14,877	$14,363	$514	4%
Percentage of professional services and other revenue	97%	105%

The increase in professional services and other cost of revenue for three months ended March 31, 2025 compared to the same period in 2024 was primarily due to the following:

Change
Three Months
(in thousands)
Commerce payment processing fees	$2,086
Amortization of capitalized software development costs	1,031
Allocated overhead expenses	(516)
Employee-related costs	(2,087)
$514

Commerce payment processing fees increased due to higher payment volume and merchant activity. Amortization of capitalized software development costs increased as we continued to increase functionality with our internally build software platform. Allocated overhead expenses decreased primarily due to the decreased proportional allocation of shared company expenses associated with headcount in subscription cost of revenue. Employee-related costs decreased as we continue to leverage our Solutions Partners to deliver on-boarding and other professional services.

Research and Development

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Research and development	$220,100	$175,637	$44,463	25%
Percentage of total revenue	31%	28%

The increase in research and development expense for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to the following:

Change
Three Months
(in thousands)
Employee-related costs	$41,287
Allocated overhead expenses	3,176
$44,463

Employee-related costs increased as a result of increased headcount as we continued to grow our engineering organization to develop new products, increase functionality and to maintain our existing customer platform. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business and increased proportional allocation of shared company expenses associated with headcount in research and development.

Sales and Marketing

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Sales and marketing	$326,697	$300,282	$26,415	9%
Percentage of total revenue	46%	49%

The increase in sales and marketing expense for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to the following:

Change
Three Months
(in thousands)
Employee-related costs	$12,557
Marketing programs	5,091
Solutions Partner commissions	7,155
Allocated overhead expenses	1,612
$26,415

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

General and Administrative

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	$ Change	% Change
General and administrative	$78,633	$68,858	$9,775	14%
Percentage of total revenue	11%	11%

The increase in general and administrative expense for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to the following:

Change
Three Months
(in thousands)
Employee-related costs	$5,649
Customer credit card fees	1,050
Professional fees	1,554
Allocated overhead expenses	1,522
$9,775

Employee-related costs increased as a result of increased headcount as we grew our business and required additional personnel to support our expanded operations. Customer credit card fees increased due to increased customer transactions as we continued to grow our business. Professional fees increased primarily due to increase in the use of third-party services and contractors. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business.

Restructuring

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Restructuring	$1,080	$782	$298	n/a
Percentage of total revenue	*	*

Restructuring charges in the three months ended March 31, 2025 and 2024 consisted of variable facilities-related costs on unused space.

Interest income

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Interest income	$20,564	$18,727	$1,837	10%
Percentage of total revenue	3%	3%

The increase during the three months ended March 31, 2025 is primarily due to higher average investment balances, slightly offset by lower average yields on those investments.

Interest expense

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Interest expense	$(644)	$(935)	$291	31%
Percentage of total revenue	*	*

* not meaningful

Interest expense decreased slightly due to the early conversion of a portion of our 2025 notes during the three months ended March 31, 2025.

Other income (expense)

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Other (expense) income	$(2,309)	$13,161	$(15,470)	(118)%
Percentage of total revenue	*	2%

* not meaningful

The change in other income (expense) during three months ended March 31, 2025 is primarily due to the following:

Change
Three Months
(in thousands)
Foreign currency gains and losses	$(1,247)
Impairment of strategic investments	2,015
Gain on strategic investments	(16,238)
$(15,470)

The decrease in the impairment of strategic investments is due to an impairment of $3.6 million in the first quarter of 2024 compared to $1.6 million loss in 2025. The decrease in gain on strategic investments is due to gains of $16.4 million from observable price changes in the value of certain strategic investments in the first quarter of 2024 that did not occur in 2025. The change in foreign currency gains and losses transactions is primarily attributable to the value of the U.S. Dollar relative to the Euro and British Pound Sterling.

Income tax expense

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Income tax expense	$(11,924)	$(1,786)	$(10,138)	568%
Effective tax rate	121%	(23)%

The increase in income tax expense was primarily driven by an uneven mix in U.S. pre-tax earnings and losses.

Liquidity and Capital Resources

Our principal sources of liquidity to date have been cash and cash equivalents, net accounts receivable, our common stock offerings, and our convertible notes offerings.

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents provided by operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities for the three months ended March 31, 2025 and 2024.

	Three Months ended March 31,
	2025	2024
	(in thousands)
Cash and cash equivalents	$625,029	$447,793
Working capital	1,036,775	1,025,618
Net cash and cash equivalents provided by operating activities	161,570	127,088
Net cash and cash equivalents provided by (used in) investing activities	22,562	(74,131)
Net cash and cash equivalents (used in) provided by financing activities	(80,330)	11,155

Our cash and cash equivalents at March 31, 2025 were held for working capital purposes and for a business acquisition (See Note 17 of the notes to consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). At March 31, 2025, $250.7 million of our cash and cash equivalents was held in accounts outside the United States. We do not assert indefinite reinvestment of our foreign earnings because these earnings have been subject to United States Federal tax. While we have concluded that any incremental tax incurred upon ultimate distribution of these earnings to be immaterial, our current plans do not demonstrate a need to repatriate undistributed earnings to fund our U.S. operations.

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

Net Cash and Cash Equivalents Provided by Operating Activities

Net cash and cash equivalents provided by operating activities consists primarily of net (loss) income adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash and cash equivalents provided by operating activities during the three months ended March 31, 2025 primarily reflected our net loss of $21.8 million, $28.8 million of depreciation and amortization, $116.7 million in stock-based compensation and an impairment of strategic investments of $1.6 million, $0.5 million of amortization of debt discount and issuance costs, offset by non-cash expenses that included $14.0 million accretion of bond discounts, and $2.7 million of unrealized currency translation. Working capital sources of cash and cash equivalents primarily included a $39.4 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $45.7 million decrease in accounts receivable related to increased collection, a $18.0 million increase in accounts payable related to timing of bill payments, and a $6.4 million decrease in right-of-use asset. These sources of cash and cash equivalents were offset by a $26.4 million increase in prepaid expenses and other assets, a $7.5 million decrease in operating lease liabilities, a $27.2 million increase in deferred commissions, and $1.2 million decrease in accrued expenses and other liabilities.

Net cash and cash equivalents provided by operating activities during the three months ended March 31, 2024 primarily reflected our net income of $5.9 million, $21.2 million of depreciation and amortization, $111.1 million in stock-based compensation and an impairment of strategic investments of $3.6 million, $0.5 million of amortization of debt discount and issuance costs, offset by non-cash expenses that included $12.6 million accretion of bond discounts, a gain on strategic investments of $16.4 million, and $0.5 million of unrealized currency translation. Working capital sources of cash and cash equivalents primarily included a $31.2 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $25.4 million decrease in accounts receivable related to increased collection, and a $6.4 million decrease in right-of-use asset. These sources of cash and cash equivalents were offset by a $5.5 million increase in prepaid expenses and other assets, a $12.7 million decrease in operating lease liabilities, a $17.0 million increase in deferred commissions, a $1.3 million decrease in accounts payable related to timing of bill payments, and $13.3 million decrease in accrued expenses and other liabilities.

Net Cash and Cash Equivalents Provided by (Used in) Investing Activities

Our investing activities have consisted primarily of purchases and maturities of investments, property and equipment purchases, purchases of strategic investments, capitalization of software development costs, and business acquisitions. Capitalized software development costs are related to new products or improvements to our existing software platform that expands the functionality for our customers.

Net cash and cash equivalents provided by investing activities during the three months ended March 31, 2025 consisted primarily of $674.4 million purchases of investments, $13.3 million of purchased property and equipment, $11.0 million purchases of strategic investments, $51.4 million related to business acquisitions, and $30.4 million of capitalized software development costs. These uses of cash were offset by $803.1 million received related to the maturity of investments.

Net cash and cash equivalents used in investing activities during the three months ended March 31, 2024 consisted primarily of $399.4 million purchases of investments, $5.9 million of purchased property and equipment, and $21.6 million of capitalized software development costs. These uses of cash were offset by $352.8 million received related to the maturity of investments.

Net Cash and Cash Equivalents (Used in) Provided by Financing Activities

Our financing activities have consisted primarily of the repayment of our 2025 Notes, the issuance of common stock under our stock plans, and payments of employee taxes related to the net share settlement of stock-based awards.

For the three months ended March 31, 2025 cash provided in financing activities consisted of $19.3 million of proceeds related to issuance of common stock under stock plans, offset by $9.1 million used for payment of employee taxes related to the net share settlement of stock-based awards and $90.6 million for repayments of the 2025 Notes attributable to the principal.

For the three months ended March 31, 2024 cash provided in financing activities consisted of $19.9 million of proceeds related to issuance of common stock under stock plans, offset by $8.8 million used for payment of employee taxes related to the net share settlement of stock-based awards.

Liquidity and Capital Resources Considerations

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consist of operating lease liabilities that are included in our consolidated balance sheet and vendor commitments associated with agreements that are legally binding. As of March 31, 2025, the total obligation for operating leases was $346.5 million, of which $54.7 million is expected in the next twelve months. As of March 31, 2025, our vendor commitment was $618.2 million, of which $240.4 million is expected in the next twelve months. See Note 12 for all obligations the Company is committed to in the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Convertible Senior Notes

As of March 31, 2025, the carrying value was $368.9 million for our 2025 Notes. The interest rate is fixed at 0.375% for the 2025 Notes and the notes are due June 1, 2025. The Company expects to settle the principal amount of the 2025 Notes in cash. Between March 31, 2025 and the date of filing this report, the Company settled $143.6 million of the principal balance of the 2025 Notes in cash in response to conversion notices received prior to March 31, 2025. See Note 10 and Note 17 of the notes to consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Letters of Credit

As of March 31, 2025, we had a total of $4.1 million in letters of credit outstanding for office space. These irrevocable letters of credit are expected to remain in effect, in some cases, until 2029.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as of March 31, 2025 exclusive of items described above and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2025 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

We have experienced and will continue to experience fluctuations in our net (loss) income as a result of transaction gains or losses related to revaluing monetary assets and liabilities that are denominated in currencies other than the functional currency of the entities in which they are recorded. Our hedging program allows us to mitigate foreign exchange impacts, such as exposure to currency exchange rates in connection with significant transactions denominated in currencies other than the U.S. dollar, by entering into derivatives transactions such as foreign exchange forwards. See Note 6 in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for impact of the hedging program to our financial statements.

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

Market Risk and Market Interest Risk

In June 2020, we issued $460 million aggregate principal amount of convertible senior notes due June 1, 2025, of which $369.2 million remains outstanding as of March 31, 2025. The fair value of the 2025 Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the 2025 Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of the 2025 Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Generally, the fair values of the 2025 Notes will increase as interest rates fall and decrease as interest rates rise. Additionally, we carry the 2025 Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. The Federal Reserve has raised, and may continue to raise interest rates in an effort to combat high inflation. There continues to be uncertainty in the changing market and economic conditions, including the possibility or additional measures that could be taken by the Federal Reserve and other government agencies, related to concerns over inflation risk.

The table below provides a sensitivity analysis of hypothetical 10% changes of our stock price as of March 31, 2025 and the estimated impact on the fair value of the 2025 Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such an event may have on the fair value of the 2025 Notes.

2025 Notes

Hypothetical change in HubSpot stock price	Fair value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$818,148	$73,938	10%
No change	$744,210	$—	—
10% decrease	$668,810	$(75,400)	(10)%

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

Our headcount and operations continue to grow. For example, we had 8,574 full-time employees as of March 31, 2025 and 8,246 as of December 31, 2024. To date, we have opened several international offices. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We expect to continue to grow headcount and operations over the long-term. We anticipate future growth will be required over the long term to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. Furthermore, as many of our employees work remotely from geographic areas across jurisdictions where we have offices pursuant to our hybrid workplace model, which provides our employees with the option to be fully remote, work full-time from one of our offices, or have the flexibility to work both in the office and remotely, we may need to reallocate our investment of resources and closely monitor a variety of local regulations and requirements, including local tax laws. We may experience unpredictability in our expenses and employee work culture. If we experience any of these effects in connection with future growth, if our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating new employees, or retaining our existing employees, it could materially impair our ability to attract new customers, retain existing customers and expand their use of our platform, all of which would materially and adversely affect our business, financial condition and results of operations.

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

Our ability to introduce new products and features, including new products and features that utilize AI, is dependent on adequate research and development resources. If we do not adequately fund our research and development efforts, we may not be able to compete effectively and our business and operating results may be harmed.

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
•
unexpected changes in regulatory requirements, taxes or trade laws, including tariffs or other trade restrictions;
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
•
global economic uncertainty caused by global political events, including changes in trade policies, including trade wars, tariffs or other trade restrictions or the threat of such actions;

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

Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the software industry may harm us. The United States and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, volatility in the banking sector, changes in the labor market, supply chain disruptions, bankruptcies, inflation and overall uncertainty with respect to the economy, including with respect to trade issues, such as trade wars, tariffs or other trade restrictions or the threat of such actions. Moreover, the potential for a U.S. federal government shutdown resulting from budgetary decisions, a prolonged continuing resolution, breach of the federal debt ceiling, or a potential U.S. sovereign default may increase uncertainty and volatility in the global economy and financial markets. Weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs or other trade restrictions, trade agreements, trade wars or governmental fiscal, monetary and tax policies, among others, could adversely impact our business, financial condition and operating results. Further, weak market conditions have, and could in the future result in, impairment of our investments and long-lived assets.

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

Our customer platform and its underlying infrastructure are inherently complex and may contain material defects or errors. We release modifications, updates, bug fixes and other changes to our software several times per day, without traditional human-performed quality control reviews for each release. While we seek to implement secure development practices, we cannot eliminate the risk that our applications may have vulnerabilities. From time to time, we find defects in our software and may discover in the future additional defects, outages, delays or cessations of service, performance and quality problems or may produce errors in connection with systems integrations, migration work or other causes, which could result in business disruptions and the process of remediating them could be more expensive, time-consuming, disruptive and resource intensive than planned. Such disruptions could adversely impact our internal operations and interrupt other processes. Delayed sales, lower margins or lost customers resulting from these disruptions could reduce our revenue, increase our expenses, damage our reputation and adversely affect our cash flows and stock price.

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

Our operations involve the storage and transmission of data of our customers and their customers, including personal data. Our storage is typically the sole source of record for portions of our customers’ businesses and end user data, such as initial contact information and online interactions. Security incidents could result in unauthorized access to, loss of or unauthorized disclosure of this information, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales and harm our customers and our business. Cyber-attacks and other malicious Internet-based activity continue to increase generally, and cloud-based platform providers of marketing services have been targeted. If our security measures, or those of our service providers, are compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business may be harmed and we could incur significant liability. Additionally, if third parties with whom we work, such as vendors or developers, violate applicable laws, our security policies or our acceptable use policy, such violations may also put our customers’ information at risk and could in turn have an adverse effect on our business. In addition, if the security measures of our customers or our service providers are compromised, even without any actual compromise of our own systems, we may face negative publicity or reputational harm if our customers or anyone else incorrectly attributes the blame for such security breaches to us or our systems. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to our customers’ data. Additionally, we provide our employees with limited access restricted via just-in-time-access controls and least privilege access models to our databases, which store our customer data, and to our APIs to facilitate our rapid pace of product development and to support our customers. If such access, unauthorized access or our own operations, cause damage, destruction or loss (including, without limitation, because of actions by a bad actor, attempts to exfiltrate customer data which attempts we have experienced in the past and could experience in the future), our systems being compromised or unintentional or accidental disclosure, or destruction of our customers’ business data, their sales, lead generation, support and other business operations may be permanently harmed. As a result, our customers may bring claims against us for lost profits and other damages, or such concerns may cause us to further limit access by our development team. Additionally, in certain of our subscription agreements with our customers, we agree to indemnify these customers against claims by a third party alleging our breach of confidentiality obligations or our misuse of customer data in violation of the subscription agreement.

Cyber-attacks, denial-of-service attacks, ransomware attacks, supply chain attacks, business email compromises, computer malware, viruses, social engineering (including phishing), and other compromises are prevalent in our industry, the industries of certain of our service providers and our customers' industries. We have in the past experienced threats and security incidents related to our data and systems, and we may in the future experience other threats, compromises, breaches, or incidents. Our internal computer systems and those of our current and any future strategic collaborators, vendors, and other contractors or consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, cybersecurity threats, terrorism, geopolitical conflict, war and telecommunication and electrical failures. Accordingly, if our cybersecurity measures or those of our service providers fail to protect against unauthorized access, attacks (which may include sophisticated cyber-attacks), compromise or the mishandling of data by our employees and contractors, then our reputation, customer trust, business, results of operations and financial condition could be adversely affected. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, vulnerabilities in first- or third-party code, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. This risk is increased by the difficulty of balancing rapid vulnerability patching and system availability in a large and rapidly-changing production environment. At times, we may be unable to patch all of our systems in a manner that strictly adheres to our internally prescribed timelines. The techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. Because the techniques used by threat actors who may attempt to penetrate and sabotage our computer systems change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Additionally, with the expansion of remote work and resource access, there is an increased risk that we may experience cybersecurity-related events such as phishing attacks, exploitation of any cybersecurity flaws that may exist, an increase in the number of cybersecurity threats or attacks, and other security challenges as a result of most of our employees and our service providers continuing to work remotely from non-corporate managed networks. There is also a risk of potential increase in such attacks due to cyberwarfare in connection with the ongoing global conflicts, and this could adversely affect our and our suppliers' ability to maintain or enhance key cybersecurity and data protection measures. We have previously been, and may in the future become, the target of cyber-attacks, incidents, or compromises by third parties seeking unauthorized access to our or our customers' data, systems, or infrastructure, or to disrupt our operations or ability to provide our services.

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

In our subscription agreements with customers, we agree to indemnify them against claims by a third party alleging infringement of a valid patent, registered copyright or registered trademark. Customers can also assert a common law indemnity claim or that any existing limitations of liability provisions in our contracts would be enforceable or adequate, or would otherwise protect us from any such liabilities or damages with respect to any particular claim. Our customers who are accused of intellectual property infringement may in the future seek indemnification from us under common law or other legal theories. If such claims are successful, or if we are required to indemnify or defend our customers from these or other claims, these matters could be disruptive to our business and management and have a material adverse effect on our business, operating results and financial condition.

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

For example, the California Consumer Privacy Act (the “CCPA”), as amended by the California Privacy Rights Act (the “CPRA”), among other things, requires covered companies to provide new disclosures to California residents and afford such individuals the ability to opt out of the sales or sharing of their personal data. In addition to increasing our potential exposure to regulatory enforcement, the CCPA also provides for violations and a limited private right of action, which may increase our exposure to civil litigation.

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

Our use of new and evolving technologies, such as AI, may present risks and challenges that can impact our business, including by posing cybersecurity and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to reputational harm and liability

We currently use and integrate AI into our business processes. Use of this technology presents risks and challenges that could affect our business. If we enable or use solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability.

A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of AI and use of such technologies in compliance with ethical standards and societal expectations. Several states, including Colorado and California, passed laws that will take effect in 2026 to regulate various uses of AI, including to make consequential decisions. It is possible that other new laws and regulations will be adopted in the near future, or that existing laws and regulations may be interpreted in ways that would affect our business and the ways in which we use AI and machine learning technology, our financial condition and our results of operations, including as a result of the cost to comply with such laws or regulations.

In Europe, the EU’s Artificial Intelligence Act (“AI Act”) entered into force on August 1, 2024 and, with some exceptions, will begin to apply as of August 2, 2026. This legislation imposes significant obligations on providers and deployers of high-risk AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. As we continue to develop and use AI systems that are governed by the AI Act or other emerging regulations, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific ethical, accountability, and administrative requirements, some of which may increase our costs and compliance obligations. Further, potential government regulation related to AI use and ethics may also increase the cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our products and services.

The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain such systems to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. The use of certain AI technologies can also give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of AI tools.

Our vendors may in turn incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

As of December 31, 2024, we had $640.0 million of U.S. federal and $723.7 million of state net operating loss carryforwards. U.S. federal net operating losses generated in taxable years beginning after December 31, 2017 have an indefinite carryforward and state net operating losses begin to expire in 2027. The state net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 and Section 383 of the Internal Revenue Code of 1986, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be further limited if we experience an “ownership change.” An ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage (by value) within a rolling three-year period. Similar rules may apply under state tax laws. We may have experienced an ownership change in the past, and future issuances of our stock or other transactions could cause an ownership change. It is possible that any such ownership change could have a material effect on the use of our net operating loss carryforwards or other tax attributes accrued prior to such ownership change, which could adversely affect our profitability.

Risks Related to Our Operating Results and Financial Condition

We have a history of losses and may not become consistently profitable or maintain or increase profitability in the future.

We generated a net loss of $21.8 million for the three months ended March 31, 2025 and a net income of $5.9 million for the three months ended March 31, 2024. As of March 31, 2025 we had an accumulated deficit of $821.6 million. We will need to generate and sustain increased revenue levels in future periods to become consistently profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We have spent and intend to continue to expend significant funds on our marketing, sales, customer service, and general and administrative operations, the development and enhancement of our customer platform, scaling our data center infrastructure and services capabilities and expanding into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may decrease significantly.

From time to time, we may invest funds in social impact investment funds, and may receive no return on our investment or lose our entire investment.

From time to time, we may invest in social impact investment funds. As of March 31, 2025, we have invested $9.5 million in the Black Economic Development Fund and $7.5 million in support of Minority Depository Institutions to help close the racial wealth, health and opportunity gap. There is no guarantee as to the performance of this investment or any similar investments we make in the future. Depending on the performance of this investment and future investments we may make, we may not receive any return on our investment or we may lose our entire investment, which could have an adverse effect on our business.

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
•
rising inflation in the economies in which we operate and our ability to control costs, including operating expenses; and
•
general economic and political conditions in our domestic and international markets, including economic sanctions, trade policy changes and restrictions, trade wars, tariffs, or the threat posed by such actions.

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

On or after March 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2025 Notes at any time. In the quarter ended March 31, 2025, the Company settled $89.8 million of the principal balance of the 2025 Notes in cash. Between March 31, 2025 and the date of filing this report, the Company settled $143.6 million of the principal balance of the 2025 Notes in cash in response to conversion notices received prior to March 31, 2025. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

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

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share, our stock price has ranged from $25.79 to $866.00 through March 31, 2025. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults on Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our directors and certain officers in the three months ended March 31, 2025, each of which is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name	Action Taken	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Kate Bueker (Chief Financial Officer)	Adoption (February 18, 2025)	Trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)	331 days	23,554 shares
Brian Halligan (Co-Founder and Executive Chairperson)	Adoption (March 3, 2025)	Trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)	443 days	102,000 shares

Item 6. Exhibits

The exhibits listed below are filed or incorporated by reference into this Report.

Exhibit number	Description of exhibit	Provided Herewith	Form	SEC File no.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant		10-K	001-36680	3.1	2/24/2016
3.2	Certificate of Amendment to the Seventh Amended and Restated Certificate of Incorporation		8-K	001-36680	3.1	6/14/2024
3.3	Fifth Amended and Restated Bylaws of the Registrant		8-K	001-36680	3.1	5/1/2024
4.1	Form of Common Stock Certificate		S-1	333-198333	4.1	9/26/2014
10.1	Executive Severance Plan, effective April 10, 2025.		8-K	001-36680	10.1	4/11/2025
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

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

May 8, 2025