Form 10-Q
period 2025-06-30
HUBSPOT INC
filed 2025-08-06
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2025

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

There were 52,693,110 shares of the registrant’s Common Stock issued and outstanding as of August 1, 2025.

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
•
our ability to maintain our brand and marketing, selling and servicing thought leadership position;
•
the impact of our corporate culture and our ability to attract, hire and retain necessary qualified employees to expand our operations;
•
the anticipated effect on our business of litigation to which we are or may become a party;
•
our ability to successfully acquire and integrate companies and assets;
•
the impact of our 2025 Share Repurchase Program;
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

PART I — Financial Information

Item 1. Financial Statements

HubSpot, Inc.

Unaudited Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$601,196	$512,667
Short-term investments	1,068,335	1,556,828
Accounts receivable — net of allowance for doubtful accounts of $6,237 at June 30, 2025 and $6,088 at December 31, 2024	321,129	334,829
Deferred commission expense	189,288	148,693
Prepaid expenses and other current assets	129,560	80,586
Total current assets	2,309,508	2,633,603
Long-term investments	191,251	154,212
Property and equipment, net	132,346	114,165
Capitalized software development costs, net	191,077	154,484
Right-of-use assets	213,661	216,230
Deferred commission expense, net of current portion	187,790	160,814
Other assets	143,576	115,254
Intangible assets, net	40,039	37,563
Goodwill	274,716	209,508
Total assets	$3,683,964	$3,795,833
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,528	$3,649
Accrued compensation costs	96,583	67,442
Accrued commissions	98,872	102,043
Accrued expenses and other current liabilities	152,879	125,135
Operating lease liabilities	37,665	32,693
Convertible senior notes	—	458,184
Deferred revenue	888,297	784,253
Total current liabilities	1,286,824	1,573,399
Operating lease liabilities, net of current portion	242,867	254,539
Deferred revenue, net of current portion	5,993	3,969
Other long-term liabilities	83,224	55,640
Total liabilities	1,618,908	1,887,547
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value—500,000 shares authorized; 54,198 and 52,667 shares issued; 52,701 and 51,767 shares outstanding at June 30, 2025 and December 31, 2024, respectively	53	52
Treasury stock, $0.001 par value—1,497 and 900 shares held at June 30, 2025 and December 31, 2024, respectively	1	—
Additional paid-in capital	2,884,434	2,713,697
Accumulated other comprehensive income (loss)	5,428	(5,654)
Accumulated deficit	(824,860)	(799,809)
Total stockholders’ equity	2,065,056	1,908,286
Total liabilities and stockholders’ equity	$3,683,964	$3,795,833

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Subscription	$744,532	$623,763	$1,443,260	$1,227,559
Professional services and other	16,334	13,467	31,743	27,085
Total revenue	760,866	637,230	1,475,003	1,254,644
Cost of revenues:
Subscription	106,670	81,618	206,900	162,342
Professional services and other	15,491	13,899	30,368	28,262
Total cost of revenues	122,161	95,517	237,268	190,604
Gross profit	638,705	541,713	1,237,735	1,064,040
Operating expenses:
Research and development	237,340	198,180	457,438	373,817
Sales and marketing	339,879	293,794	666,578	594,081
General and administrative	84,995	72,597	163,629	141,452
Restructuring	1,105	1,077	2,186	1,859
Total operating expenses	663,319	565,648	1,289,831	1,111,209
Loss from operations	(24,614)	(23,935)	(52,096)	(47,169)
Other income (expense)
Interest income	18,290	20,370	38,854	39,097
Interest expense	(227)	(901)	(872)	(1,836)
Other income (expense)	1,094	1,784	(1,214)	14,945
Total other income	19,157	21,253	36,768	52,206
(Loss) income before income tax expense	(5,457)	(2,682)	(15,328)	5,037
Income tax benefit (expense)	2,199	(11,753)	(9,723)	(13,538)
Net loss	$(3,258)	$(14,435)	$(25,051)	$(8,501)
Net loss per share, basic and diluted	$(0.06)	$(0.28)	$(0.48)	$(0.17)
Weighted average common shares used in computing basic and diluted net loss per share	52,696	51,005	52,427	50,847

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(3,258)	$(14,435)	$(25,051)	$(8,501)
Other comprehensive income (loss):
Foreign currency translation adjustment	7,220	(757)	10,166	(2,801)
Changes in unrealized loss on investments, net of income taxes of $0 for the three and six months ended June 30, 2025 and 2024	(183)	(640)	(591)	(3,403)
Changes in unrealized loss on cash flow hedges, net of income taxes of $145 and $192 for the three and six months ended June 30, 2025 and $63 for the three and six months ended June 30, 2024	1,051	(445)	1,507	(445)
Comprehensive income (loss)	$4,830	$(16,277)	$(13,969)	$(15,150)

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Stockholders' Equity

(in thousands, except per share amounts)

	Common Stock, $0.001 Par Value		Treasury Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	$	Shares	$	Capital	Income (Loss)	Deficit	Total
Balances at December 31, 2024	51,767	$52	900	$—	$2,713,697	$(5,654)	$(799,809)	1,908,286
Issuance of common stock under stock plans	335	—	(2)	—	3,088	—	—	3,088
Restricted stock units taxes paid in cash	(12)	—	—	—	(9,070)	—	—	(9,070)
Conversion of the 2025 Notes	192	—	—	—	(767)	—	—	(767)
Stock-based compensation	—	—	—	—	121,806	—	—	121,806
Other comprehensive income (loss), net of tax	—	—	—	—	—	2,994	—	2,994
Net loss	—	—	—	—	—	—	(21,793)	(21,793)
Balances at March 31, 2025	52,282	$52	898	$—	$2,828,754	$(2,660)	$(821,602)	$2,004,544
Issuance of common stock under stock plans	327	—	—	—	35,642	—	—	35,642
Restricted stock units taxes paid in cash	(8)	—	—	—	(4,744)	—	—	(4,744)
Conversion of the 2025 Notes	699	1	—	—	(283)	—	—	(282)
Settlement of Capped Call Options	(382)	—	382	1	—	—	—	1
Repurchases of common stock	(217)	—	217	—	(125,004)	—	—	(125,004)
Stock-based compensation	—	—	—	—	150,069	—	—	150,069
Other comprehensive income (loss), net of tax	—	—	—	—	—	8,088	—	8,088
Net loss	—	—	—	—	—	—	(3,258)	(3,258)
Balances at June 30, 2025	52,701	$53	1,497	$1	$2,884,434	$5,428	$(824,860)	$2,065,056

	Common Stock, $0.001 Par Value		Treasury Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	$	Shares	$	Capital	Income (Loss)	Deficit	Total
Balances at December 31, 2023	50,448	$50	910	$—	$2,136,908	$1,827	$(804,437)	1,334,348
Issuance of common stock under stock plans	332	1	(1)	—	6,513	—	—	6,514
Restricted stock units taxes paid in cash	(20)	—	—		(8,791)	—	—	(8,791)
Stock-based compensation	—	—	—	—	115,919	—	—	115,919
Other comprehensive loss, net of tax	—	—	—	—	—	(4,807)	—	(4,807)
Net income	—	—	—	—	—	—	5,934	5,934
Balances at March 31, 2024	50,760	$51	909	$—	$2,250,549	$(2,980)	$(798,503)	$1,449,117
Issuance of common stock under stock plans	384	—	(4)	—	38,074	—	—	38,074
Restricted stock units taxes paid in cash	(22)	—	—	—	(4,700)	—	—	(4,700)
Stock-based compensation	—	—	—	—	134,685	—	—	134,685
Other comprehensive loss, net of tax	—	—	—	—	—	(1,842)	—	(1,842)
Net loss	—	—	—	—	—	—	(14,435)	(14,435)
Balances at June 30, 2024	51,122	$51	905	$—	$2,418,608	$(4,822)	$(812,938)	$1,600,899

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended June 30,
	2025	2024
Operating Activities:
Net loss	(25,051)	$(8,501)
Adjustments to reconcile net (loss) income to net cash and cash equivalents provided by operating activities, net of acquisitions
Depreciation and amortization	62,024	43,438
Stock-based compensation	257,668	240,116
Gain on strategic investments	(1,869)	(18,456)
Impairment of strategic investments	1,600	4,094
Provision for (benefit from) deferred income taxes	(214)	(212)
Amortization of debt discount and issuance costs	577	1,002
Accretion of bond discount	(24,443)	(23,080)
Unrealized currency translation	(2,777)	(948)
Changes in assets and liabilities
Accounts receivable	30,030	18,422
Prepaid expenses and other assets	(50,080)	(27,228)
Deferred commission expense	(49,590)	(40,084)
Right-of-use assets	12,828	20,384
Accounts payable	9,121	(218)
Accrued expenses and other liabilities	59,876	15,049
Operating lease liabilities	(17,656)	(23,153)
Deferred revenue	63,888	44,291
Net cash and cash equivalents provided by operating activities	325,932	244,916
Investing Activities:
Purchases of investments	(830,204)	(651,717)
Maturities of investments	1,305,509	849,595
Purchases of property and equipment	(29,370)	(14,082)
Purchases of strategic investments	(18,825)	(3,627)
Purchases of intangible assets	(256)	—
Capitalization of software development costs	(65,857)	(43,075)
Proceeds from net working capital settlement	—	1,933
Business acquisitions, net of cash acquired	(69,833)	—
Net cash and cash equivalents provided by investing activities	291,164	139,027
Financing Activities:
Employee taxes paid related to the net share settlement of stock-based awards	(13,812)	(13,484)
Payment for settlement of 2025 Convertible Notes	(459,811)	—
Proceeds related to the issuance of common stock under stock plans	38,664	45,244
Repurchases of common stock	(125,004)	—
Net cash and cash equivalents (used in) provided by financing activities	(559,963)	31,760
Effect of exchange rate changes on cash, cash equivalents and restricted cash	30,046	(5,815)
Net increase in cash, cash equivalents and restricted cash	87,179	409,888
Cash, cash equivalents and restricted cash, beginning of period	516,720	392,040
Cash, cash equivalents and restricted cash, end of period	$603,899	$801,928
Supplemental cash flow disclosure:
Cash paid for income taxes	$10,640	$7,165
Cash paid for interest	$422	$861
Right-of-use assets obtained in exchange for operating lease liabilities	$1,242	$503
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$555	$2,008
Settlement of Capped Call Options related to the 2025 Convertible Notes	$50,600	$—

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

These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 12, 2025. Other than the addition of the accounting policy related to share repurchases in Note 14, there have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K that have had a material impact on our consolidated financial statements and related notes.

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

Deferred Revenue and Deferred Commission Expense

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue. Deferred revenue during the six months ended June 30, 2025 increased by $106.1 million resulting from $867.0 million of additional invoicing and was offset by revenue recognized of $760.9 million during the same period. $451.9 million of revenue was recognized during the three months ended June 30, 2025 that was included in deferred revenue at the beginning of the period. $617.0 million of revenue was recognized during the six months ended June 30, 2025 that was included in deferred revenue at the beginning of the period. As of June 30, 2025, approximately $1.3 billion of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year. The Company expects to recognize revenue on approximately 89% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

Additional contract liabilities of $5.3 million and $6.4 million were included in accrued expenses and other current liabilities on the consolidated balance sheet as of June 30, 2025 and December 31, 2024.

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

Deferred commission expense during the three months ended June 30, 2025 increased by $34.9 million as a result of deferring incremental costs of obtaining a contract of $71.9 million and was offset by amortization of $37.0 million during the same period. Deferred commission expense during the six months ended June 30, 2025 increased by $67.6 million as a result of deferring incremental costs of obtaining a contract of $142.2 million and was offset by amortization of $74.6 million during the same period.

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

A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(3,258)	$(14,435)	$(25,051)	$(8,501)
Weighted-average common shares outstanding — basic	52,696	51,005	52,427	50,847
Dilutive effect of share equivalents resulting from stock options, RSUs, ESPP, PSUs, and the Conversion Options	—	—	—	—
Weighted-average common shares, outstanding — diluted	52,696	51,005	52,427	50,847
Net loss per share, basic and diluted	$(0.06)	$(0.28)	$(0.48)	$(0.17)

Since the Company incurred a net loss for the three and six months ended June 30, 2025 and 2024, diluted net loss per share is the same as basic net loss per share. All of the Company’s outstanding stock options, RSUs, PSUs, and shares issuable under the ESPP, as well as the Conversion Options were excluded in the calculation of diluted net loss per share as the effect would be anti-dilutive.

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

The following table contains all potentially dilutive common stock equivalents.

	As of June 30,
	2025	2024
	(in thousands)
Options to purchase common shares	228	360
RSUs and PSUs	1,802	1,971
Conversion Option of the 2025 Notes	—	1,625
ESPP	42	40

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at June 30, 2025 and December 31, 2024:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$130,322	$—	$—	$130,322
Commercial paper	—	3,715	—	3,715
Corporate bonds	—	287,215	—	287,215
U.S. Government agency securities	—	93,080	—	93,080
U.S. Treasury securities	—	875,576	—	875,576
Strategic investments	—	—	15,842	15,842
Restricted cash:
Money market funds	—	2,703	—	2,703
Prepaid expenses and other current assets:
Foreign currency derivative assets	—	886	—	886
Total assets	$130,322	$1,263,175	$15,842	$1,409,339

Accrued expenses and other current liabilities:
Foreign currency derivative liabilities	$—	$913	$—	$913
Total liabilities	$—	$913	$—	$913

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$64,109	$—	$—	$64,109
Commercial paper	—	4,941	—	4,941
Corporate bonds	—	284,575	—	284,575
U.S. Government agency securities	—	117,369	—	117,369
U.S. Treasury securities	—	1,307,363	—	1,307,363
Strategic investments	—	—	9,409	9,409
Restricted cash:
Money market funds	—	4,053	—	4,053
Total assets	$64,109	$1,718,301	$9,409	$1,791,819

Accrued expenses and other current liabilities:
Foreign currency derivative liabilities	$—	$584	$—	$584
Total liabilities	$—	$584	$—	$584

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At June 30, 2025 and December 31, 2024, Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. Certain non-marketable strategic investments measured at fair value on a non-recurring basis are classified as Level 3 as their fair value measurements may include a combination of observable and unobservable inputs.

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

5. Investments

Available-for-sale Investments

The following tables summarize the composition of our short- and long-term investments at June 30, 2025 and December 31, 2024.

	June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$3,715	$—	$—	$3,715
Corporate bonds	286,512	773	(70)	287,215
U.S. Government agency securities	93,019	97	(36)	93,080
U.S. Treasury securities	875,704	27	(155)	875,576
Total	$1,258,950	$897	$(261)	$1,259,586

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$4,941	$—	$—	$4,941
Corporate bonds	284,337	533	(295)	284,575
U.S. Government agency securities	117,158	260	(49)	117,369
U.S. Treasury securities	1,303,384	780	(9)	1,304,155
Total	$1,709,820	$1,573	$(353)	$1,711,040

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

If neither of the above criteria is met, the Company further assesses whether the decline in fair value below amortized cost is due to credit or non-credit related factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, credit ratings, the financial health of the industry and sector of the issuer, the overall risk profile of the securities, overall macroeconomic conditions, and more. Any credit-related unrealized losses are recognized as an allowance on the consolidated balance sheets with a corresponding charge in other income (expense) in the consolidated statements of operations. Non-credit related unrealized losses and unrealized gains on available-for-sale debt securities are included in accumulated other comprehensive income (loss). In considering the underlying risk of its portfolio, the Company notes that it has a zero-loss expectation for U.S. treasury and U.S. government agency securities, which represents the majority of its debt investment available-for-sale securities portfolio. As of June 30, 2025 and December 31 2024, no allowance for credit losses in investments was recorded.

The contractual maturities of short-term and long-term investments held at June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025		December 31, 2024
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
	(in thousands)		(in thousands)
Due within one year	$1,068,090	$1,068,335	$1,555,656	$1,556,828
Due after 1 year through 2 years	190,860	191,251	154,164	154,212
Total	$1,258,950	$1,259,586	$1,709,820	$1,711,040

Strategic Investments

The Company holds strategic investments in non-marketable equity securities of privately held companies. These investments are included in other assets on the consolidated balance sheets.

Strategic investments that consist of non-controlling equity investments without readily determinable fair values in privately held companies for which the Company does not have the ability to exercise significant influence are measured under the measurement alternative method. Under the measurement alternative method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Any associated gains and losses are recorded in other income (expense) in the consolidated statement of operations. The Company has certain other non-marketable strategic investments that do not qualify for the measurement alternative method. These investments are measured at fair value with any gains and losses recorded in other income (expense) in the consolidated statement of operations.

Strategic investments that consist of non-controlling equity investments without readily determinable fair values, in which the Company has significant influence over the investee’s operating and financial policies are accounted for under the equity method of accounting. Under the equity method of accounting, the Company's proportionate share of the investments' net earnings are recorded in other income (expense) in the consolidated statements of operations and the related increase or decrease to the investment balance is recorded on the consolidated balance sheets.

The carrying values of Company’s strategic investments broken down by categories mentioned above are as follows:

	June 30, 2025	December 31, 2024
	(in thousands)
Measurement alternative method	$84,237	$72,456
Fair value	15,842	9,409
Equity method	12,558	11,678
Total	$112,637	$93,543

The following table summarizes the activity associated with the Company’s strategic investments, which is reported on the Company’s consolidated statement of operations as other income (expense):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Strategic investments:
Gains	$1,754	$2,103	$1,869	$18,456
Impairments	—	(479)	(1,600)	(4,094)
Total included in other income	$1,754	$1,624	$269	$14,362

6. Derivatives

Cash flow hedges

The Company enters into foreign currency forward contracts to reduce the risk of variability in future cash flow due to foreign currency exchange rate fluctuation from certain forecasted revenue transactions billed in currencies other than the U.S. Dollar. These transactions are designated as cash flow hedges. The foreign currency forward contracts have maturities of 12 months or less. Hedge effectiveness is assessed at inception and at each reporting period utilizing statistical regression analysis. The Company is subject to master netting arrangements with certain counterparties of the contracts, under which the Company is allowed to net settle transactions of the same currency. The Company's policy is to present the derivatives on a gross basis on the consolidated balance sheets. Unrealized foreign exchange gains or losses related to those designated cash flow hedge contracts are recorded in accumulated other comprehensive income ("AOCI") and are reclassified into revenues in the same periods when the hedged transactions are recognized in earnings. Cash flows from the settlement of these forward contracts are classified as operating activities on the consolidated statements of cash flows. As of June 30, 2025, the Company had designated cash flow hedge forward contracts with notional amounts equivalent to $42.6 million.

Balance sheet hedges

The Company also enters into foreign currency forward contracts to hedge certain foreign currency denominated monetary assets or liabilities, which are not designated as cash flow hedges. These contracts have maturities of 12 months or less. Changes in the value of the foreign exchange contracts are recognized in other income (expense), net and are designed to offset the foreign exchange gain or loss on the underlying net monetary assets or liabilities. Cash flows from the settlement of these forward contracts are classified as operating activities on the consolidated statements of cash flows. As of June 30, 2025, the Company had non-designated forward contracts with notional amounts of $42.0 million.

The following summarizes the fair value of derivative financial instruments as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(in thousands)
Prepaid expenses and other current assets
Cash flow hedges	$762	$—
Balance sheet hedges	124	—
Total	$886	$—

Accrued expenses and other current liabilities
Cash flow hedges	$913	$584
Total	$913	$584

The following table presents the activity of foreign currency forward contracts designated as hedging instruments and the impact of these derivatives on AOCI:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Beginning balance at January 1	$921	$—
Net losses recognized in other comprehensive income, net of tax	(948)	501
Net losses reclassified from AOCI to earnings	(559)	(56)
Ending balance at June 30	$(586)	$445

The effect of hedges on the consolidated statements of operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Losses reclassified from AOCI related to cash flow hedges
Revenue	$(189)	$(56)	$(559)	$(56)

Gains related to non-designated hedges
Other income (expense), net	$1,976	$—	$1,973	$—

As of June 30, 2025, the Company estimates the net amount of unrealized gain (losses) before tax on the foreign currency contracts expected to be reclassified into revenue over the next 12 months is approximately $0.2 million.

7. Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows for the six months ended June 30, 2025 and 2024.

	June 30, 2025	June 30, 2024	December 31, 2024
	(in thousands)
Cash and cash equivalents	$601,196	$797,875	$512,667
Restricted cash, included in prepaid expenses and other current assets and other assets	2,703	4,053	4,053
Total cash, cash equivalents, and restricted cash	$603,899	$801,928	$516,720

8. Property and Equipment

Property and equipment consists of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Computer equipment and purchased software	$18,875	$16,919
Employee related computer equipment	43,741	36,699
Furniture and fixtures	21,186	20,642
Leasehold improvements	121,535	112,758
Internal-use software	86,639	72,112
Construction in progress	34	1,612
Total property and equipment	292,010	260,742
Less accumulated depreciation	(159,664)	(146,577)
Property and equipment, net	$132,346	$114,165

Depreciation and amortization expense on property and equipment was $8.9 million for the three months ended June 30, 2025, $16.1 million for the six months ended June 30, 2025, $7.0 million for the three months ended June 30, 2024 and $14.1 million for the six months ended June 30, 2024.

9. Capitalized Software Development Costs

Capitalized software development costs, exclusive of those recorded within property and equipment, consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Gross capitalized software development costs	$457,651	$374,127
Accumulated amortization	(266,574)	(219,643)
Capitalized software development costs, net	$191,077	$154,484

These capitalized software development costs are associated with software developed for the Company's customer platform. Capitalized software development costs recorded within property and equipment are associated with software developed for Company use.

Amortization of capitalized software development costs, exclusive of costs recorded within property and equipment, was $29.3 million for the three months ended June 30, 2025, $55.6 million for the six months ended June 30, 2025, $17.8 million for three months ended June 30, 2024, and $33.8 million for the six months ended June 30, 2024. Amortization expense is included in cost of subscription revenue in the consolidated statement of operations.

10. Convertible Senior Notes

2025 Convertible Senior Notes and Capped Call Options

In June 2020, the Company issued $400 million aggregate principal amount of 0.375% convertible senior notes due June 1, 2025 (the “2025 Notes”) in a private offering and an additional $60 million aggregate principal amount of the 2025 Notes pursuant to the exercise in full of the over-allotment options of the initial purchasers. The interest rate was fixed at 0.375% per annum and was payable semi-annually in arrears on June 1 and December 1 of each year. The total net proceeds from the debt offering, after deducting initial purchase discounts and debt issuance costs, were approximately $450.1 million.

Each $1,000 of principal amount of the 2025 Notes was initially convertible into 3.5396 shares of the Company’s common stock (the “Conversion Option of the 2025 Notes”), which was equivalent to an initial conversion price of approximately $282.52 per share, subject to adjustment upon the occurrence of certain specified events. On or after March 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders could convert their 2025 Notes at any time, under certain circumstances as described in the indenture governing the 2025 Notes (the “Indenture”). Upon conversion, the Company would pay or deliver, as the case may be, cash, shares of the Company’s common stock or combination of cash and shares of the Company’s common stock, at the Company’s election. During the six months ended June 30, 2025, upon the election of holders to convert, the Company settled $233.4 million of principal balance of the 2025 Notes in cash and issued 0.5 million shares for the conversion premium in excess of the principal amount. In June 2025, upon the maturity of the 2025 Notes, the Company paid $225.6 million to satisfy the remaining aggregate principal amount due and issued 0.4 million shares for the conversion premium in excess of the principal amount.

Interest expense related to the 2025 Notes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Contractual interest expense	$140	$430	$284	$861
Amortization of issuance costs	77	502	577	1,002
Total interest expense	$217	$932	$861	$1,863

In connection with the offering of the 2025 Notes, the Company purchased capped call options (“Capped Call Options”) with respect to its common stock for $50.6 million. The Capped Call Options were purchased call options that give the Company the option to purchase up to approximately 1.6 million shares of its common stock for $282.52 per share, which corresponds to the approximate initial conversion price of the 2025 Notes. The Capped Call Options were purchased in order to offset potential dilution to the Company’s common stock upon any conversion of the 2025 Notes, subject to a cap of $426.44 per share, and expire concurrently with the 2025 Notes. Upon the maturity of the 2025 Notes, the Capped Call Options were exercised, which the Company net share settled and received 0.4 million shares of its common stock. At settlement, the $50.6 million paid for the Capped Call Options was recorded in treasury stock and netted within additional paid-in capital. As of June 30, 2025, no Capped Call Options remain outstanding.

11. Leases

The Company leases office facilities under non-cancelable operating leases that expire at various dates through February 2035.

Operating lease expense and cash payments related to operating lease liabilities for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Operating lease expense	$10,287	$9,860	$20,326	$19,740
Cash payments	13,316	13,555	23,641	29,425

The Company subleases some of its unused spaces to third parties. Operating sublease income generated under all operating lease agreements for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Operating sublease income	$1,803	$1,679	$3,329	$3,926

12. Commitments and Contingencies

Contractual Obligations

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through February 2035. Certain leases contain optional termination dates. The table below only includes payments up to the optional termination date. If the Company were to extend leases beyond the optional termination date, the future commitments would increase by approximately $93.1 million.

Future minimum payments under all operating lease agreements as of June 30, 2025 are as follows:

(in thousands)
Remainder of 2025	$28,024
2026	55,510
2027	50,163
2028	37,387
2029	37,648
Thereafter	131,480
Total	$340,212

The Company has entered into certain non-cancelable vendor commitments, which require the future purchase of goods or services. Future minimum payments under all non-cancelable vendor commitments as of June 30, 2025 are as follows:

(in thousands)
Remainder of 2025	$92,301
2026	258,910
2027	194,432
2028	347
2029	—
Thereafter	—
Total	$545,990

The Company also has commitments to contribute additional capital of $2.2 million to the Black Economic Development Fund.

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

13. Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), which is reported as a component of stockholders’ equity, for the six months ended June 30, 2025 and 2024.

	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Investments	Unrealized Gain (Loss) on Derivate Instruments	Total
	(in thousands)
Beginning balance at January 1, 2025	$(5,928)	$1,195	$(921)	$(5,654)
Other comprehensive income (loss) before reclassifications	10,166	(591)	948	10,523
Amounts reclassified from accumulated other comprehensive income, net of tax, to revenue	—	—	559	559
Ending balance at June 30, 2025	4,238	604	586	5,428

	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Investments	Unrealized Gain (Loss) on Derivate Instruments	Total
	(in thousands)
Beginning balance at January 1, 2024	$950	$877	$—	$1,827
Other comprehensive (loss) income before reclassifications	(2,801)	(3,403)	(501)	(6,705)
Amounts reclassified from accumulated other comprehensive income, net of tax, to revenue	—	—	56	56
Ending balance at June 30, 2024	(1,851)	(2,526)	(445)	(4,822)

14. Stockholders' Equity and Stock-Based Compensation Expense

Stock-Based Compensation

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Options	$1,215	$1,822	$2,509	$4,392
RSUs	128,488	116,913	234,428	216,743
PSUs	7,306	6,340	12,204	11,167
Employee stock purchase plan	3,966	3,919	8,527	7,814
Total stock-based compensation expense	$140,975	$128,994	$257,668	$240,116

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Cost of revenue, subscription	$8,190	$5,444	$15,887	$10,404
Cost of revenue, professional services and other	1,051	1,128	1,980	2,215
Research and development	70,807	64,693	127,604	115,318
Sales and marketing	36,587	36,168	68,192	71,325
General and administrative	24,340	21,561	44,005	40,854
Total stock-based compensation expense	$140,975	$128,994	$257,668	$240,116

Capitalized software development costs excluded from stock-based compensation expense were $17.0 million for the three months ended June 30, 2025, $28.8 million for the six months ended June 30, 2025, $10.2 million for the three months ended June 30, 2024, and $19.0 million for the six months ended June 30, 2024.

Share Repurchase Program

On May 6, 2025, the Company’s Board of Directors authorized a share repurchase program for the repurchase of shares of the Company’s common stock, in an aggregate amount of up to $500 million (the “2025 Share Repurchase Program”) over a period of up to 12 months. All repurchases under the Share Repurchase Program are made through open market trades pursuant to 10b5-1 plans. The 2025 Share Repurchase Program does not obligate the Company to acquire a specified number of shares, and may be suspended, modified, or terminated at any time and will be funded using the Company's cash and cash equivalents. Consideration paid for the shares repurchased is recorded as a reduction to stockholders’ equity on the consolidated balance sheets.

During the three months ended June 30, 2025, the Company repurchased 0.2 million shares of its common stock at an average price of $577.13 per share, for an aggregate repurchase amount of $125.0 million. As of June 30, 2025, $375.0 million remained available for future stock repurchases under the 2025 Share Repurchase Program.

15. Segment Information and Geographic Data

The Company provides a customer platform that helps businesses connect and grow better. The Company generates revenue from subscriptions to its customer platform and related professional services and other revenue consisting mainly of customer on-boarding, training and consulting services and Commerce Hub.

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the CODM, which is the Company’s chief executive officer, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. There is no expense or asset information supplemental to those disclosed in these consolidated financial statements that is regularly provided to the CODM. The allocation of resources and assessment of performance of the operating segment is based on consolidated net loss as shown in the consolidated statements of operations. The CODM considers net loss in the annual forecasting process and reviews actual results when making decisions about allocating resources. Since the Company operates as one operating segment, financial segment information, including profit or loss and asset information, can be found in the consolidated financial statements.

Geographic information

Revenues by geographical region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Americas	$457,316	$386,325	$895,787	$760,872
Europe	243,930	199,673	463,597	392,795
Asia Pacific	59,620	51,232	115,619	100,977
Total	$760,866	$637,230	$1,475,003	$1,254,644
Percentage of revenues generated outside of the Americas	40%	39%	39%	39%

Revenue derived from customers outside the United States (international) was approximately 48% of total revenue in the three months ended June 30, 2025, 47% in the six months ended June 30, 2025, and 47% in the three and six months ended June 30, 2024. Revenues of Americas attributed to the United States were 96% in the three months ended June 30, 2025, 97% in the six months ended June 30, 2025, 95% in the three months ended June 30, 2024, and 96% in the six months ended June 30, 2024. Revenues of Europe attributed to Ireland were 51% in the three months ended June 30, 2025, 52% in the six months ended June 30, 2025, 47% in the three months ended June 30, 2024, and 48% in the six months ended June 30, 2024.

Total long-lived assets by geographical region:

	June 30, 2025	December 31, 2024
	(in thousands)
Americas	$236,725	$231,984
Europe	99,241	93,288
Asia Pacific	10,041	5,123
Total long-lived assets	$346,007	$330,395
Percentage of long-lived assets held outside of the Americas	32%	30%

Long-lived assets of Americas attributed to the United States were 97% as of June 30, 2025 and December 31, 2024. Long-lived assets of Europe attributed to Ireland were 81% as of June 30, 2025 and 80% as of December 31, 2024.

16. Business Acquisitions

Dashworks Technologies, Inc.

On May 1, 2025, the Company acquired all outstanding shares of Dashworks Technologies, Inc. (“Dashworks”), an AI-powered knowledge search assistant. The total cash purchase price for the acquisition was $17.8 million, net of cash acquired. There was approximately $6.6 million of post-combination consideration, which is contingent upon post-acquisition employment that will be recognized as compensation expense in the consolidated statement of operations over a period of three years. The transaction costs associated with the acquisition were approximately $0.9 million and were recorded in general and administrative expense.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition. The Company expects to finalize the valuation as soon as practicable and no later than one year from the acquisition date.

Fair value
(in thousands)
Cash	$414
Accounts receivable	30
Acquired technology	1,550
Goodwill	16,653
Accrued expenses and other liabilities	(344)
Deferred revenue	(91)
Total purchase price	$18,212

The excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets and liabilities acquired was recorded as goodwill. The Company expects to leverage Dashworks' expertise in deep search and reasoning to advance the Company's vision of equipping every go-to-market team member with an AI assistant and enhancing search and context gathering capabilities across Breeze. The goodwill recognized is not deductible for U.S. income tax purposes.

The intangible asset acquired in the business combination was developed technology and the fair value of the developed technology was estimated to be $1.6 million. The developed technology was valued using a replacement cost approach and the key assumptions include the Company’s estimates of the direct and indirect costs required to replace the asset. The Company began amortizing the acquired technology on the date of acquisition over a period of five years on a straight-line basis. The amortization expense is recorded to cost of subscription revenue in the consolidated statements of operations.

The Company has included the operating results of Dashworks in its consolidated financial statements since the date of the acquisition. The acquisition did not have a material effect on the revenue or earnings in the consolidated statement of operations for the reporting periods presented. Separate financial results and pro forma financial information for Dashworks have not been presented as the effect of this acquisition was not material to our financial results.

Frame Technology, Inc.

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

17. Subsequent Events

Between June 30, 2025 and the date of filing this Form 10-Q, the Company purchased 0.2 million shares of its common stock at an average price of $546.33 per share, for an aggregate repurchase amount of $125.0 million. As of the date of filing this report, $250.0 million remained available for future stock repurchases under the 2025 Share Repurchase Program.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The Company is evaluating the full effects of the legislation on its estimated annual effective tax rate and cash tax position and does not expect it to have a material impact on the Company's consolidated financial statements.

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

We focus on selling to mid-market business-to-business, or B2B, companies, which we define as companies that have between two and 2,000 employees. While our customer platform was built to grow with any company, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving this market segment. These mid-market businesses seek an integrated, easy-to-implement and easy-to-use solution to reach customers and compete with organizations that have larger marketing, sales, and customer service budgets. We efficiently reach these businesses at scale through our traditional and AI-enhanced engagement strategies, our Solutions Partners, and our “freemium” model. A Solutions Partner is a service provider that helps businesses with strategy, execution, and implementation of go-to-market activities and technology solutions. Our freemium model attracts customers who begin using our customer platform through our free products and then upgrade to our paid products. As of June 30, 2025, we had 8,723 full-time employees and 267,982 Customers of varying sizes in more than 135 countries, representing many industries.

We derive most of our revenue from subscriptions to our cloud-based customer platform and related professional services, which consist of customer on-boarding, training and consulting services. Subscription revenue accounted for 98% of our total revenue for the three and six months ended June 30, 2025 and 2024. We sell multiple product plans at different base prices on a subscription basis, each of which includes our Smart CRM and integrated applications to meet the needs of the various customers we serve. We also generate revenue through usage and consumption-based models. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We also generate additional revenue based on the purchase of additional subscriptions, products and seats, and the number of account users. Most of our Customers’ subscriptions are one year or less in duration.

Subscriptions are billed in advance on various schedules. Because the mix of billing terms for orders can vary from period to period, the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. Accordingly, we do not believe that change in deferred revenue is an accurate indicator of future revenue.

Many of our customers purchase on-boarding, training, and consulting services, which are designed to help customers enhance their ability to attract, engage and delight their customers using our customer platform. We also generate revenue from Commerce Hub and a number of revenue-share agreements with other companies. Professional services and other revenue accounted for 2% of total revenue for the three and six months ended June 30, 2025 and 2024.

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

Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Revenues:
Subscription	$744,532	$623,763	$1,443,260	$1,227,559
Professional services and other	16,334	13,467	31,743	27,085
Total revenue	760,866	637,230	1,475,003	1,254,644
Cost of revenues:
Subscription	106,670	81,618	206,900	162,342
Professional services and other	15,491	13,899	30,368	28,262
Total cost of revenues	122,161	95,517	237,268	190,604
Gross profit	638,705	541,713	1,237,735	1,064,040
Operating expenses:
Research and development	237,340	198,180	457,438	373,817
Sales and marketing	339,879	293,794	666,578	594,081
General and administrative	84,995	72,597	163,629	141,452
Restructuring	1,105	1,077	2,186	1,859
Total operating expenses	663,319	565,648	1,289,831	1,111,209
Loss from operations	(24,614)	(23,935)	(52,096)	(47,169)
Other income (expense)
Interest income	18,290	20,370	38,854	39,097
Interest expense	(227)	(901)	(872)	(1,836)
Other income (expense)	1,094	1,784	(1,214)	14,945
Total other income	19,157	21,253	36,768	52,206
(Loss) income before income tax expense	(5,457)	(2,682)	(15,328)	5,037
Income tax benefit (expense)	2,199	(11,753)	(9,723)	(13,538)
Net loss	$(3,258)	$(14,435)	$(25,051)	$(8,501)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Subscription	98%	98%	98%	98%
Professional services and other	2	2	2	2
Total revenue	100	100	100	100
Cost of revenue:
Subscription	14	13	14	13
Professional services and other	2	2	2	2
Total cost of revenue	16	15	16	15
Gross profit	84	85	84	85
Operating expenses:
Research and development	31	31	31	30
Sales and marketing	45	46	45	47
General and administrative	11	11	11	11
Restructuring	0	0	0	0
Total operating expenses	87	89	87	89
Loss from operations	(3)	(4)	(4)	(4)
Total other income	3	3	2	4
(Loss) income before income tax expense	(1)	(0)	(1)	0
Income tax benefit (expense)	0	(2)	(1)	(1)
Net loss	(0)%	(2)%	(2)%	(1)%

Percentages are based on actual values. Totals may not sum due to rounding.

Three and Six Months Ended June 30, 2025 Compared to the Three and Six Months Ended June 30, 2024

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenues:
Subscription	$744,532	$623,763	$120,769	19%	$1,443,260	$1,227,559	$215,701	18%
Professional services and other	16,334	13,467	2,867	21%	31,743	27,085	4,658	17%
Total revenue	$760,866	$637,230	$123,636	19%	$1,475,003	$1,254,644	$220,359	18%

Three month change

Subscription revenue increased during the three months ended June 30, 2025 compared to the same period in 2024 primarily due to the increase in Customers, which grew from 228,054 as of June 30, 2024 to 267,982 as of June 30, 2025. Average Subscription Revenue per Customer increased from $11,215 for the three months ended June 30, 2024 to $11,310 for the three months ended June 30, 2025. The increase in Average Subscription Revenue per Customer was primarily driven by increased demand for our Professional and Enterprise products and the impact of foreign currency translation primarily attributable to the decrease in the value of the U.S. Dollar relative to the Euro and British Pound Sterling, offset by continued purchases of our lower-priced Starter products.

Professional services and other revenue increased during the three months ended June 30, 2025 compared to the same period in 2024 primarily due to an increase in other revenue streams, including Commerce Hub.

Six month change

Subscription revenue increased during the six months ended June 30, 2025 compared to the same period in 2024 primarily due to the increase in Customers, which grew from 228,054 as of June 30, 2024 to 267,982 as of June 30, 2025. Average Subscription Revenue per Customer decreased from $11,335 for the six months ended June 30, 2024 to $11,183 for the six months ended June 30, 2025. The growth in Customers was primarily driven by increased demand for our lower-priced Starter products. The decrease in Average Subscription Revenue per Customer was primarily driven by continued purchases of our lower-priced Starter products and the impact of foreign currency translation primarily attributable to the increase in the value of the U.S. Dollar relative to the Euro and British Pound Sterling, offset by increased demand for our Professional and Enterprise products.

Professional services and other revenue increased during the six months ended June 30, 2025 compared to the same period in 2024 primarily due to an increase in other revenue streams, including Commerce Hub.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Total cost of revenue	$122,161	$95,517	$26,644	28%	$237,268	$190,604	$46,664	24%
Gross profit	$638,705	$541,713	$96,992	18%	$1,237,735	$1,064,040	$173,695	16%
Gross margin percentage	84%	85%			84%	85%

Total cost of revenue for the three and six months ended June 30, 2025 increased compared to the same period in 2024 primarily due to an increase in subscription and hosting costs, amortization of capitalized software development costs, and amortization of acquired technology, offset by decreases in allocated overhead expenses and employee-related costs. Gross margins remained relatively consistent year-over-year.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Subscription cost of revenue	$106,670	$81,618	$25,052	31%	$206,900	$162,342	$44,558	27%
Percentage of subscription revenue	14%	13%			14%	13%

The increase in subscription cost of revenue for the three and six months ended June 30, 2025 compared to the same period in 2024 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Subscription and hosting costs	$14,552	$25,775
Amortization of capitalized software development costs	10,553	19,683
Amortization of acquired technology	379	675
Employee-related costs	(133)	(811)
Allocated overhead expenses	(299)	(764)
	$25,052	$44,558

Three month change

Subscription and hosting costs increased primarily due to growth in our Customer base from 228,054 as of June 30, 2024 to 267,982 as of June 30, 2025. We also saw higher subscription and hosting costs as we continued to support the growth of our customer base and increased usage of our customer platform. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continued to develop new products and increased functionality. Amortization of acquired technology increased due to the amortization of acquired technology associated with our acquisitions of Frame AI and Dashworks in 2025. Employee-related costs decreased as a result of improved resource alignment and operational efficiencies. Allocated overhead expenses decreased primarily due to the decreased proportional allocation of shared company expenses associated with headcount in subscription cost of revenue.

Six month change

Subscription and hosting costs increased primarily due to growth in our Customer base from 228,054 as of June 30, 2024 to 267,982 as of June 30, 2025. We also saw higher subscription and hosting costs as we continued to support the growth of our customer base and increased usage of our customer platform. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continued to develop new products and increased functionality. Amortization of acquired technology increased due to the amortization of acquired technology associated with our acquisitions of Frame AI and Dashworks in 2025. Employee-related costs decreased as a result of improved resource alignment and operational efficiencies. Allocated overhead expenses decreased primarily due to the decreased proportional allocation of shared company expenses associated with headcount in subscription cost of revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Professional services and other cost of revenue	$15,491	$13,899	$1,592	11%	$30,368	$28,262	$2,106	7%
Percentage of professional services and other revenue	95%	103%			96%	104%

The increase in professional services and other cost of revenue for three and six months ended June 30, 2025 compared to the same period in 2024 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Commerce payment processing fees	$1,776	$3,855
Amortization of capitalized software development costs	727	1,605
Amortization of acquired technology	200	400
Allocated overhead expenses	(140)	(258)
Employee-related costs	(971)	(3,496)
	$1,592	$2,106

Three month change

Commerce payment processing fees increased due to higher payment volume and merchant activity. Amortization of capitalized software development costs increased as we continued to increase functionality with our internally built software platform. Amortization of acquired technology increased due to the amortization of acquired technology associated with our acquisitions of Cacheflow in the fourth quarter of 2024. Allocated overhead expenses decreased primarily due to the decreased proportional allocation of shared company expenses associated with headcount in subscription cost of revenue. Employee-related costs decreased as we continue to leverage our Solutions Partners to deliver on-boarding and other professional services.

Six month change

Commerce payment processing fees increased due to higher payment volume and merchant activity. Amortization of capitalized software development costs increased as we continued to increase functionality with our internally built software platform. Amortization of acquired technology increased due to the amortization of acquired technology associated with our acquisitions of Cacheflow in the fourth quarter of 2024. Allocated overhead expenses decreased primarily due to the decreased proportional allocation of shared company expenses associated with headcount in subscription cost of revenue. Employee-related costs decreased as we continue to leverage our Solutions Partners to deliver on-boarding and other professional services.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Research and development	$237,340	$198,180	$39,160	20%	$457,438	$373,817	$83,621	22%
Percentage of total revenue	31%	31%			31%	30%

The increase in research and development expense for the three and six months ended June 30, 2025 compared to the same period in 2024 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Employee-related costs	$32,946	$73,086
Allocated overhead expenses	4,182	7,277
Professional fees	2,032	3,258
	$39,160	$83,621

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

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Sales and marketing	$339,879	$293,794	$46,085	16%	$666,578	$594,081	$72,497	12%
Percentage of total revenue	45%	46%			45%	47%

The increase in sales and marketing expense for the three and six months ended June 30, 2025 compared to the same period in 2024 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Employee-related costs	$36,261	$49,063
Marketing programs	10,003	15,093
Solutions Partner commissions	(5,455)	1,700
Professional fees	2,008	2,436
Allocated overhead expenses	3,268	4,205
	$46,085	$72,497

Three month change

Employee-related costs increased as a result of increased headcount as we expanded our selling and marketing organizations to grow our customer base. Marketing programs increased due to the timing and size of certain marketing efforts as we made investments in attracting new customers. Solutions Partner commissions decreased as we changed the duration of lifetime commissions for certain Solutions Partner to better align with the value delivered to customers. The decrease from the change in duration of commissions was offset by increased revenue generated through our Solutions Partners. Professional fees increased due to an increase in the use of third party services and contractors for our marketing efforts. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure to support our business growth.

Six month change

Employee-related costs increased as a result of increased headcount as we expanded our selling and marketing organizations to grow our customer base. Marketing programs increased due to the timing and size of certain marketing efforts as we made investments in attracting new customers. Solutions Partner commissions increased as a result of increased revenue generated through our Solutions Partner, offset by a decrease in the second quarter of 2025 as we changed the duration of lifetime commissions for certain Solutions Partner to better align with the value delivered to customers. Professional fees increased due to an increase in the use of third party services and contractors for our marketing efforts. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure to support our business growth.

.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
General and administrative	$84,995	$72,597	$12,398	17%	$163,629	$141,452	$22,177	16%
Percentage of total revenue	11%	11%			11%	11%

The increase in general and administrative expense for the three and six months ended June 30, 2025 compared to the same period in 2024 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Employee-related costs	$7,095	$12,520
Customer credit card fees	1,225	2,274
Professional fees	2,159	3,727
Allocated overhead expenses	1,919	3,656
	$12,398	$22,177

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

Restructuring

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Restructuring	$1,105	$1,077	$28	3%	$2,186	$1,859	$327	18%
Percentage of total revenue	*	*			*	*

* not meaningful

Restructuring charges in the three and six months ended June 30, 2025 and 2024 consisted of variable facilities-related costs on unused space.

Interest income

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Interest income	$18,290	$20,370	$(2,080)	(10)%	$38,854	$39,097	$(243)	(1)%
Percentage of total revenue	2%	3%			3%	3%

The decrease during the three and six months ended June 30, 2025 is primarily due to lower average investment balances driven by cash outlays from our 2025 Notes settlements and share repurchase program.

Interest expense

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Interest expense	$(227)	$(901)	$674	75%	$(872)	$(1,836)	$(964)	(53)%
Percentage of total revenue	*	*			*	*

* not meaningful

Interest expense decreased due to the early conversion of a portion of our 2025 Notes during the three and six months ended June 30, 2025 and settlement of our 2025 Notes upon maturity in June 2025.

Other income (expense)

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Other income (expense)	$1,094	$1,784	$(690)	(39)%	$(1,214)	$14,945	$(16,159)	(108)%
Percentage of total revenue	*	*			*	1%

* not meaningful

The change in other income (expense) during the three and six months ended June 30, 2025 is primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Foreign currency gains and losses	$(820)	$(2,066)
Impairment of strategic investments	479	2,494
Gain on strategic investments	(349)	(16,587)
	$(690)	$(16,159)

Three month change

The change in foreign currency gains and losses transactions is primarily attributable to the value of the U.S. Dollar relative to the Euro and British Pound Sterling. The decrease in the impairment of strategic investments is due to an impairment of $0.5 million in the three months ended June 30, 2024 that did not occur in 2025. The decrease in gain on strategic investments is due to gains of $2.1 million from observable price changes in the value of certain strategic investments in the three months ended June 30, 2024 compared to $1.8 million in the three months ended June 30, 2025.

Six month change

The change in foreign currency gains and losses transactions is primarily attributable to the value of the U.S. Dollar relative to the Euro and British Pound Sterling. The decrease in the impairment of strategic investments is due to an impairment of $4.1 million in the six months ended June 30, 2024 compared to $1.6 million in the six months ended June 30, 2025. The decrease in gain on strategic investments is due to gains of $18.5 million from observable price changes in the value of certain strategic investments in the six months ended June 30, 2024 compared to $1.9 million in the six months ended June 30, 2025.

Income tax expense

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Income tax benefit (expense)	$2,199	$(11,753)	$13,952	(119)%	$(9,723)	$(13,538)	$3,815	(28)%
Effective tax rate	(40)%	438%			63%	(269)%

The decrease in income tax expense in the three and six months ended June 30, 2025 was primarily driven by the timing of when our U.S. entity realizes pre-tax earnings and losses throughout the year.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. We are evaluating the full effects of the legislation on our estimated annual effective tax rate and cash tax position. As the legislation was signed into law after the close of our second quarter, any impacts are not included in our results for the six months ended June 30, 2025.

Liquidity and Capital Resources

Our principal sources of liquidity to date have been cash and cash equivalents, net accounts receivable, our common stock offerings, and our convertible notes offerings.

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents provided by operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities for the six months ended June 30, 2025 and 2024.

	Six Months ended June 30,
	2025	2024
	(in thousands)
Cash and cash equivalents	$601,196	$797,875
Working capital	1,022,684	798,953
Net cash and cash equivalents provided by operating activities	325,932	244,916
Net cash and cash equivalents provided by investing activities	291,164	139,027
Net cash and cash equivalents (used in) provided by financing activities	(559,963)	31,760

Our cash and cash equivalents at June 30, 2025 were held for working capital purposes. At June 30, 2025, $331.5 million of our cash and cash equivalents was held in accounts outside the United States. We do not assert indefinite reinvestment of our foreign earnings because these earnings have been subject to United States Federal tax. While we have concluded that any incremental tax incurred upon ultimate distribution of these earnings to be immaterial, our current plans do not demonstrate a need to repatriate undistributed earnings to fund our U.S. operations.

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

Net cash and cash equivalents provided by operating activities during the six months ended June 30, 2025 primarily reflected our net loss of $25.1 million, $62.0 million of depreciation and amortization, $257.7 million in stock-based compensation, an impairment of strategic investments of $1.6 million, and $0.6 million of amortization of debt discount and issuance costs, offset by non-cash expenses that included $24.4 million accretion of bond discounts, a gain on strategic investments of $1.9 million, and $2.8 million of unrealized currency translation. Working capital sources of cash and cash equivalents primarily included a $63.9 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $30.0 million decrease in accounts receivable related to increased collection, a $9.1 million increase in accounts payable related to timing of bill payments, a $59.9 million increase in accrued expenses and other liabilities, and a $12.8 million decrease in right-of-use asset. These sources of cash and cash equivalents were offset by a $50.1 million increase in prepaid expenses and other assets, a $17.7 million decrease in operating lease liabilities, and a $49.6 million increase in deferred commissions.

Net cash and cash equivalents provided by operating activities during the six months ended June 30, 2024 primarily reflected our net loss of $8.5 million, $43.4 million of depreciation and amortization, $240.1 million in stock-based compensation, an impairment of strategic investments of $4.1 million, and $1.0 million of amortization of debt discount and issuance costs, offset by non-cash expenses that included $23.1 million accretion of bond discounts, a gain on strategic investments of $18.5 million, and $0.9 million of unrealized currency translation. Working capital sources of cash and cash equivalents primarily included a $44.3 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $18.4 million decrease in accounts receivable related to increased collection, a $15.0 million increase in accrued expenses and other liabilities, and a $20.4 million decrease in right-of-use asset. These sources of cash and cash equivalents were offset by a $27.2 million increase in prepaid expenses and other assets, a $23.2 million decrease in operating lease liabilities, a $40.1 million increase in deferred commissions, and a $0.2 million decrease in accounts payable related to timing of bill payments.

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

Net cash and cash equivalents provided by investing activities during the six months ended June 30, 2025 consisted primarily of $1.3 billion received related to the maturity of investments, offset by $830.2 million purchases of investments, $29.4 million of purchased property and equipment, $18.8 million purchases of strategic investments, $69.8 million related to business acquisitions, and $65.9 million of capitalized software development costs.

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

Net Cash and Cash Equivalents (Used in) Provided by Financing Activities

Our financing activities have consisted primarily of the repayment of our 2025 Notes, repurchases of our common stock, the issuance of common stock under our stock plans, and payments of employee taxes related to the net share settlement of stock-based awards.

For the six months ended June 30, 2025 cash used in financing activities consisted of $125.0 million used for repurchases of our common stock, $459.8 million for repayments of the 2025 Notes attributable to the principal, and $13.8 million used for payment of employee taxes related to the net share settlement of stock-based awards, offset by $38.7 million of proceeds related to issuance of common stock under stock plans.

For the six months ended June 30, 2024 cash provided in financing activities consisted of $45.2 million of proceeds related to issuance of common stock under stock plans, offset by $13.5 million used for payment of employee taxes related to the net share settlement of stock-based awards.

Liquidity and Capital Resources Considerations

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consist of operating lease liabilities that are included in our consolidated balance sheet and vendor commitments associated with agreements that are legally binding. As of June 30, 2025, the total obligation for operating leases was $340.2 million, of which $56.7 million is expected in the next twelve months. As of June 30, 2025, our vendor commitment was $546.0 million, of which $221.8 million is expected in the next twelve months. See Note 12 for all obligations the Company is committed to in the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Share Repurchase Program

In May 2025, the Company’s Board of Directors authorized a share repurchase program for the repurchase of shares of the Company’s common stock, in an aggregate amount of up to $500 million (the “2025 Share Repurchase Program”) over a period of up to 12 months. All repurchases under the Share Repurchase Program are made through open market trades pursuant to 10b5-1 plans. The 2025 Share Repurchase Program does not obligate the Company to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, and will be funded using the Company's cash and cash equivalents. During the three months ended June 30, 2025, the Company repurchased 0.2 million shares of its common stock at an average price of $577.13 per share, for an aggregate repurchase amount of $125.0 million. Between June 30, 2025 and the date of filing this Form 10-Q, the Company purchased 0.2 million shares of its common stock at an average price of $546.33 per share, for an aggregate repurchase amount of $125.0 million. As of the date of filing this report, $250.0 million remained available for future stock repurchases under the 2025 Share Repurchase Program. See Note 14 and Note 17 of the notes to consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Letters of Credit

As of June 30, 2025, we had a total of $2.7 million in letters of credit outstanding for office space. These irrevocable letters of credit are expected to remain in effect, in some cases, until 2029.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as of June 30, 2025 exclusive of items described above and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2025 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Interest Rate Sensitivity

Our portfolio of cash and cash equivalents and short- and long-term investments is maintained in a variety of securities, including government agency obligations, corporate bonds and money market funds. Investments are classified as available-for-sale securities and carried at their fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. Our cash and cash equivalents and short- and long-term investments are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. As our short- and long-term investments are classified as available-for-sale, no gains or losses are recognized in our condensed consolidated statements of operations due to changes in interest rates unless such securities are sold prior to maturity or the decline in fair value is caused by expected credit losses. As of June 30, 2025, a hypothetical increase of 100-basis points in interest rates would not have a material impact on the value of our cash and cash equivalents or short- and long-term investments in our condensed consolidated financial statements. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes.

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

We derive, and expect to continue to derive, a substantial portion of our revenue from the sale of subscriptions to our customer platform. The market for marketing, sales, service, operations, commerce and customer management products is still evolving, and competitive dynamics may cause pricing levels to change as the market matures and as existing and new market participants introduce new types of point applications and different approaches to enable businesses to address their respective needs. As a result, we may be forced to, or strategically choose to, reduce the prices we charge for our platform and may be unable to renew existing customer agreements or enter into new customer agreements at the same prices and upon the same terms that we have historically. In addition, our growth strategy involves a scalable pricing model (including freemium versions of our products and our recent seats-based and consumption-based pricing model changes) intended to provide opportunities to increase the value of our customer relationships over time, including as customers expand their use of our platform, or we sell to other parts of their organizations, cross-sell additional products and seats through touchless or low touch in product purchases, and upsell additional offerings and features. If our scalable pricing and cross-selling efforts are unsuccessful or if our existing customers do not expand their use of our platform or adopt additional offerings and features, or if the anticipated benefits from scalable pricing take longer to realize or are not realized at all, our revenue and operating results may suffer.

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

Our headcount and operations continue to grow. For example, we had 8,723 full-time employees as of June 30, 2025 and 8,246 as of December 31, 2024. To date, we have opened several international offices. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We expect to continue to grow headcount and operations over the long-term. We anticipate future growth will be required over the long term to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. Furthermore, as many of our employees work remotely from geographic areas across jurisdictions where we have offices pursuant to our hybrid workplace model, which provides our employees with the option to be fully remote, work full-time from one of our offices, or have the flexibility to work both in the office and remotely, we may need to reallocate our investment of resources and closely monitor a variety of local regulations and requirements, including local tax laws. We may experience unpredictability in our expenses and employee work culture. If we experience any of these effects in connection with future growth, if our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating new employees, or retaining our existing employees, it could materially impair our ability to attract new customers, retain existing customers and expand their use of our platform, all of which would materially and adversely affect our business, financial condition and results of operations.

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

We may experience future volatility in our consolidated statements of operations due to changes in market prices, observable price changes and impairments of our strategic investments. The resulting gains or losses could be material depending on market conditions and events, particularly in periods with economic uncertainty, inflation, geopolitical conflict, volatile public equity markets or unsettled global market conditions.

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

Further, the economies of countries in Europe have been experiencing weakness associated with high sovereign debt levels, weakness in the banking sector, uncertainty over the future of the Eurozone and volatility in the value of the pound sterling and the Euro and instability resulting from the ongoing conflicts between Russia and Ukraine and in Israel, Gaza, and Iran. The effects of such conflicts, including any resulting sanctions, export controls or other restrictive actions that may be imposed against governmental or other entities in, for example, Russia, have in the past contributed and may in the future contribute to disruption, instability and volatility in the global markets. We have operations, as well as current and potential new customers, throughout Europe. If economic conditions in Europe and other key markets for our platform continue to remain uncertain or deteriorate further, it could adversely affect our customers’ ability or willingness to subscribe to our platform, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, all of which could harm our operating results.

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

Any damage to, or failure of, the systems of our third-party providers could result in interruptions to our platform. Despite precautions taken at our data centers, the occurrence of spikes in usage volume, a natural disaster, such as earthquakes or hurricane, an act of terrorism, geopolitical conflict, vandalism or sabotage, a disruptive cyber attack, a decision to close a facility without adequate notice, power or telecommunications failures or other unanticipated problems at a facility could result in lengthy interruptions in the availability of our on-demand software. Similarly, security vulnerabilities or data breaches with our third-party providers could impact the security and availability of our platform. In the event that any of our third-party facilities arrangements is terminated, or if there is a lapse of service or damage to a facility, we could experience interruptions in our platform as well as delays and additional expenses in arranging new facilities and services. Even with current and planned disaster recovery arrangements, our business could be harmed. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue credits or cause customers to fail to renew their subscriptions, any of which could materially adversely affect our business.

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

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, processing, distribution, use, storage and safeguarding of personal data. In the U.S., the FTC and many state attorneys general are applying federal and state privacy and consumer protection laws to impose standards for the online collection, use and dissemination of personal and other data. However, these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. Any failure or perceived failure by us to comply with privacy or data security laws, policies, legal obligations or industry standards or any security incident that results in the unauthorized, disclosure, release or transfer of personal data or other customer data may result in governmental enforcement actions, litigation, fines and penalties and/or adverse publicity, and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.

Laws and regulations governing privacy, data protection, cybersecurity, and online safety are rapidly evolving, and changes to such laws and regulations could require us to change features of our platform or restrict our customers’ ability to collect and use email addresses, page viewing data and other personal data, which may reduce demand for our platform or inhibit our improvement and development of our platform or its features, including AI models. Our failure to comply with federal, state and foreign privacy and cybersecurity laws and regulations could harm our ability to successfully operate our business and pursue our business goals.

For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collective, the “CCPA”), among other things, requires covered companies to provide disclosures to California residents and afford such individuals the ability to opt out of the sales or sharing of their personal data. New and proposed regulations implementing the CCPA continue to evolve the standards of protection required by the CCPA. In addition to increasing our potential exposure to regulatory enforcement, the CCPA also provides for violations and a limited private right of action, which may increase our exposure to civil litigation.

Recently, plaintiffs’ attorneys have initiated a wave of demand letters, claims and class action lawsuits alleging companies’ use of online trackers, such as cookies and pixels, constitutes a violation of state wiretapping laws, primarily the California Invasion of Privacy Act (CIPA). So far, most of these claims have settled outside the courthouse, though a risk of costly litigation now exists for business practices that are very common.

The landscape of privacy and cybersecurity regulation in the U.S. is increasingly complex. Numerous states have passed comprehensive privacy and data security laws, which impose obligations on covered businesses similar – but not identical – to those under the CCPA, and some states have passed privacy and cybersecurity laws governing specific sectors, technologies, or categories of personal data, such as laws regulating health data, children’s data, and online chatbots. Many of those states have also passed – or proposed to pass – laws and regulations that amend the standard of protection required by such laws. A number of other states have proposed similar privacy legislation, and the U.S. Congress has considered – and may reintroduce – federal privacy and cybersecurity legislation that may or may not preempt some or all of such U.S. state privacy laws, and may provide a private right of action. Through executive and legislative action, the federal government has also taken steps to restrict data transactions involving persons affiliated with China, Russia, Venezuela, and other countries of concern. For example, Executive Order 14117 on "Preventing Access to Americans' Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern" as implemented by

Department of Justice regulations issued in December 2024, prohibits data brokerage transactions involving certain sensitive personal data categories to countries of concern. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions. The evolving complexity of privacy and data security legislation in the U.S. may complicate our compliance efforts and further increase our risk of regulatory enforcement, penalties and litigation.

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

In connection with the operation of some of our business lines, such as business intelligence and AI services, we collect, process and share personal data, such as business contact information or other personal data individuals make available in their professional capacity. We may be subject to additional requirements under privacy and data protection laws that could lead to additional compliance costs, regulatory scrutiny, and reputational risks that may affect our business. For example, we may be required to send notifications to individuals and respond to higher volumes of data privacy requests, which may require substantial costs and expenses, or reduce the potential value of our business intelligence services. We may also receive data from third-party vendors (e.g., data brokers) in connection with such services. While we have implemented certain contractual measures with such vendors to protect our interests, we are ultimately unable to verify with complete certainty the source of such data, how it was received, and that such information was collected and is being shared with us in compliance with all applicable data privacy laws. Furthermore, the uncertain and shifting regulatory environment and trust climate may cause concerns regarding data privacy and may cause our vendors, customers, users, or our customers’ customers to decline to provide the data necessary to allow us to offer some of our services to our customers and users effectively, or could prompt individuals to opt out of our collection of their personal data. Concern regarding our use of the personal data collected when performing our services could keep prospective customers from subscribing to our services.

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

Our use of new and evolving technologies, such as AI, may present risks and challenges that can impact our business, including by posing cybersecurity and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to reputational harm and liability

We currently use and integrate AI technologies into our business processes and services. Development, use, and deployment of these technologies present risks and challenges that could affect our business. If we enable or use solutions that draw controversy due to perceived or actual negative societal impact or otherwise cause harm, we may experience brand or reputational harm, competitive harm, legal liability, and defensive costs and expenses.

A growing number of legislators and regulators are adopting laws and regulations addressing, and have focused enforcement efforts on the development and adoption of AI technologies and use of such technologies in compliance with ethical standards and societal expectations. Several states, including Colorado, California, and Texas passed laws that will take effect in 2026 to regulate various uses of AI, including to make consequential decisions, and to require companies to disclose sources of training data for AI technologies, among other requirements. In addition, U.S. states and the federal government have a wide variety of measures to regulate various facets of AI development, deployment, and use in recent years, and it is possible that new laws and regulations will be adopted in the near future, or that existing laws and regulations may be interpreted in ways that would affect our business and the ways in which we and our customers use our AI technologies, our financial condition and our results of operations, including as a result of the cost to comply with such laws or regulations. A proposed 10-year federal moratorium on the enforcement of certain state AI laws, which was included in the Trump Administration’s budget reconciliation bill was excluded from the One Big Beautiful Bill Act (“OBBBA”). This, in turn, may further stimulate AI regulation in the states, contributing to a complicated legislative patchwork.

Outside the U.S., lawmaking and regulation relating to AI is proceeding at a similar pace. In Europe, for example, the EU’s Artificial Intelligence Act (“AI Act”) entered into force on August 1, 2024 and, with some exceptions, will begin to apply as of August 2, 2026. This legislation imposes significant obligations on providers and deployers of high-risk AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. As we continue to develop and use AI systems that are governed by the AI Act or other emerging regulations, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific ethical, accountability, and administrative requirements, some of which may increase our costs and compliance obligations. Further, potential government regulation related to AI use and ethics may also increase the cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our products and services.

The rapid evolution of AI technologies and regulatory frameworks will require the application of significant resources to design, develop, test and maintain such systems to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. The use of certain AI technologies can also give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of AI tools.

Our vendors have in turn incorporated AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

Our business activities are subject to various restrictions under U.S. and other global export controls and trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to civil or criminal penalties and reputational harm. Obtaining the necessary authorizations, including any required license(s), for a particular transaction may be time-consuming, is not guaranteed, and may result in the delay or loss of sales opportunities. Furthermore, export control laws and economic sanctions laws prohibit certain transactions with embargoed or sanctioned countries, governments, persons and entities. These sanctions laws with which we must comply may also change rapidly from time to time as a result of geopolitical events, such as the imposition of sanctions on Russia as a result of the conflict between Russia and Ukraine. Although we take precautions to prevent unlawful transactions and business relationships with sanction targets, the possibility exists that we could inadvertently provide our products and services to persons or entities prohibited by U.S. and other global sanctions regimes. This could result in negative consequences to us, including government investigations, enforcement actions resulting in civil and/or criminal penalties and reputational harm.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. For example, on July 4, 2025, President Donald Trump signed the OBBBA into law. Key tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to the Section 163(j) interest limitations, updates to GILTI and FDII rules, amendments to energy credits, and expanded Section 162(m) aggregation requirements. The Company is currently evaluating the impact of these and other provisions of the OBBBA on the Company’s business. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our platform. Any or all of these events could adversely impact our business, cash flows and financial performance. Furthermore, as our employees continue to work remotely from geographic locations across the United States and internationally, we may become subject to additional taxes and our compliance burdens with respect to the tax laws of additional jurisdictions may increase.

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

We generated net losses of $25.1 million for the six months ended June 30, 2025 and net losses of $8.5 million for the six months ended June 30, 2024. As of June 30, 2025 we had an accumulated deficit of $824.9 million. We will need to generate and sustain increased revenue levels in future periods to become consistently profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We have spent and intend to continue to expend significant funds on our marketing, sales, customer service, and general and administrative operations, the development and enhancement of our customer platform, scaling our data center infrastructure and services capabilities and expanding into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form

10-Q, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may decrease significantly.

From time to time, we may invest funds in social impact investment funds, and may receive no return on our investment or lose our entire investment.

From time to time, we may invest in social impact investment funds. As of June 30, 2025, we have invested $10.3 million in the Black Economic Development Fund and $7.5 million in support of Minority Depository Institutions to help close the racial wealth, health and opportunity gap. There is no guarantee as to the performance of this investment or any similar investments we make in the future. Depending on the performance of this investment and future investments we may make, we may not receive any return on our investment or we may lose our entire investment, which could have an adverse effect on our business.

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

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share, our stock price has ranged from $25.79 to $866.00 through June 30, 2025. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

We cannot guarantee that our share repurchase program will be fully consummated or will enhance long-term stockholder value, and share repurchases could increase the volatility of the trading price of our common stock and diminish our cash reserves.

In May 2025, our Board of Directors authorized a share repurchase program under which we are authorized to purchase up to $500.0 million of our common stock from time to time (the “2025 Share Repurchase Program”). As of the date of filing of this report, a total of $250.0 million remained available for repurchase under the share repurchase program. Repurchases under the 2025 Share Repurchase Program are made in the open market, through privately negotiated transactions or other means, including pursuant to 10b5-1 plans, and in compliance with applicable securities laws and other requirements. The timing, manner, price, and amount of the 2025 Share Repurchase Program is subject to the discretion of our management. The 2025 Share Repurchase Program does not obligate us to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, without prior notice. There can be no assurance that we will repurchase shares at favorable prices. Further, our share repurchases could affect the trading price of our common stock, increase its volatility, reduce our cash reserves, and may be suspended or terminated at any time, which may result in a lower market valuation of our common stock.

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
•
authorize our board of directors to modify, alter or repeal our amended and restated bylaws; and
•
require a majority vote of the holders of our outstanding common stock to amend specified provisions of our charter documents.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share repurchases of the Company’s common stock for the three months ended June 30, 2025 were as follows (in thousands, except share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
June 1, 2025 to June 30, 2025	216,597	$577.13	216,597	$375,000

(1) Average price paid per share includes costs associated with the repurchases.

(2) In May 2025, the Company’s Board of Directors authorized a share repurchase program for the repurchase of shares of the Company’s common stock, in an aggregate amount of up to $500 million over a period of up to 12 months. All repurchases under the program are made in the open market pursuant to 10b5-1 plans. Refer to Note 14 to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q for additional information related to our share repurchases.

Item 3. Defaults on Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our directors and certain officers in the three months ended June 30, 2025, each of which is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name	Action Taken	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Dharmesh Shah (Co-Founder and Chief Technology Officer)	Adoption (May 13, 2025)	Trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)	352 days	94,000 shares

Item 6. Exhibits

The exhibits listed below are filed or incorporated by reference into this Report.

Exhibit number	Description of exhibit	Provided Herewith	Form	SEC File no.	Exhibit	Filing Date
3.1	Eighth Amended and Restated Certificate of Incorporation dated June 4, 2025.		8-K	001-36680	3.1	6/10/2025
3.2	Sixth Amended and Restated By-laws of HubSpot, Inc.		8-K	001-36680	3.2	6/10/2025
4.1	Form of Common Stock Certificate		S-1	333-198333	4.1	9/26/2014
10.1	Executive Severance Plan, effective April 10, 2025		10-Q	001-36680	10.1	05/08/2025
10.2	Non-Employee Director Compensation Policy (as amended and currently in effect)	X
10.3	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

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

August 6, 2025