Form 10-Q
period 2025-09-30
HUBSPOT INC
filed 2025-11-05
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2025

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

There were 52,385,551 shares of the registrant’s Common Stock issued and outstanding as of October 31, 2025.

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

PART I — Financial Information

Item 1. Financial Statements

HubSpot, Inc.

Unaudited Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$614,352	$512,667
Short-term investments	871,547	1,556,828
Accounts receivable — net of allowance for doubtful accounts of $5,912 at September 30, 2025 and $6,088 at December 31, 2024	314,510	334,829
Deferred commission expense	203,848	148,693
Prepaid expenses and other current assets	110,076	80,586
Total current assets	2,114,333	2,633,603
Long-term investments	172,214	154,212
Property and equipment, net	137,391	114,165
Capitalized software development costs, net	206,659	154,484
Right-of-use assets	207,225	216,230
Deferred commission expense, net of current portion	196,300	160,814
Other assets	156,530	115,254
Intangible assets, net	36,918	37,563
Goodwill	274,788	209,508
Total assets	$3,502,358	$3,795,833
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$24,873	$3,649
Accrued compensation costs	106,503	67,442
Accrued commissions	109,625	102,043
Accrued expenses and other current liabilities	154,178	125,135
Operating lease liabilities	38,705	32,693
Convertible senior notes	—	458,184
Deferred revenue	882,099	784,253
Total current liabilities	1,315,983	1,573,399
Operating lease liabilities, net of current portion	233,232	254,539
Deferred revenue, net of current portion	6,669	3,969
Other long-term liabilities	90,632	55,640
Total liabilities	1,646,516	1,887,547
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value—500,000 shares authorized; 54,494 and 52,667 shares issued; 52,217 and 51,767 shares outstanding at September 30, 2025 and December 31, 2024, respectively	52	52
Treasury stock, $0.001 par value—2,277 and 900 shares held at September 30, 2025 and December 31, 2024, respectively	2	—
Additional paid-in capital	2,658,305	2,713,697
Accumulated other comprehensive income (loss)	5,807	(5,654)
Accumulated deficit	(808,324)	(799,809)
Total stockholders’ equity	1,855,842	1,908,286
Total liabilities and stockholders’ equity	$3,502,358	$3,795,833

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Subscription	$791,678	$654,738	$2,234,937	$1,882,241
Professional services and other	17,840	14,983	49,583	42,124
Total revenue	809,518	669,721	2,284,520	1,924,365
Cost of revenues:
Subscription	117,025	85,066	323,925	247,408
Professional services and other	16,493	14,258	46,861	42,520
Total cost of revenues	133,518	99,324	370,786	289,928
Gross profit	676,000	570,397	1,913,734	1,634,437
Operating expenses:
Research and development	227,714	191,185	685,151	565,001
Sales and marketing	355,268	309,928	1,021,844	904,010
General and administrative	80,747	77,928	244,380	219,380
Restructuring	1,037	987	3,222	2,847
Total operating expenses	664,766	580,028	1,954,597	1,691,238
Income (loss) from operations	11,234	(9,631)	(40,863)	(56,801)
Other income (expense)
Interest income	14,252	21,780	53,106	60,877
Interest expense	(4)	(936)	(876)	(2,772)
Other (expense) income	(2,346)	(565)	(3,560)	14,381
Total other income	11,902	20,279	48,670	72,486
Income before income tax expense	23,136	10,648	7,807	15,685
Income tax expense	(6,600)	(2,502)	(16,322)	(16,040)
Net income (loss)	$16,536	$8,146	$(8,515)	$(355)
Net income (loss) per share, basic	$0.31	$0.16	$(0.16)	$(0.01)
Net income (loss) income per share, diluted	$0.31	$0.16	$(0.16)	$(0.01)
Weighted average common shares used in computing basic net income (loss) income per share:	52,507	51,354	52,454	51,017
Weighted average common shares used in computing diluted net income (loss) per share	52,671	51,778	52,454	51,017

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$16,536	$8,146	$(8,515)	$(355)
Other comprehensive income (loss):
Foreign currency translation adjustment	(945)	5,349	9,223	2,548
Changes in unrealized loss on investments, net of income taxes of $0 for the three and nine months ended September 30, 2025 and 2024	828	5,612	236	2,209
Changes in unrealized loss on cash flow hedges, net of income taxes of $51 and $243 for the three and nine months ended September 30, 2025, and $52 and $115 for the three and nine months ended September 30, 2024	496	(490)	2,002	(935)
Comprehensive income	$16,915	$18,617	$2,946	$3,467

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Stockholders' Equity

(in thousands, except per share amounts)

	Common Stock, $0.001 Par Value		Treasury Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive		Accumulated
	Shares	$	Shares	$	Capital	Income (Loss)		Deficit	Total
Balances at December 31, 2024	51,767	$52	900	$—	$2,713,697	$(5,654)		$(799,809)	1,908,286
Issuance of common stock under stock plans	335	—	(2)	—	3,088	—	—	—	3,088
Restricted stock units taxes paid in cash	(12)	—	—	—	(9,070)	—	—	—	(9,070)
Conversion of the 2025 Notes	192	—	—	—	(767)	—	—	—	(767)
Stock-based compensation	—	—	—	—	121,806	—	—	—	121,806
Other comprehensive income, net of tax	—	—	—	—	—	2,994		—	2,994
Net loss	—	—	—	—	—	—		(21,793)	(21,793)
Balances at March 31, 2025	52,282	$52	898	$-	$2,828,754	$(2,660)		$(821,602)	$2,004,544
Issuance of common stock under stock plans	327	—	—	—	35,642	—		—	35,642
Restricted stock units taxes paid in cash	(8)	—	—	—	(4,744)	—		—	(4,744)
Conversion of the 2025 Notes	699	1	—	—	(283)	—		—	(282)
Settlement of Capped Call Options	(382)	—	382	1	—	—		—	1
Repurchases of common stock	(217)	—	217	—	(125,004)	—		—	(125,004)
Stock-based compensation	—	—	—	—	150,069	—		—	150,069
Other comprehensive income, net of tax	—	—	—	—	—	8,088		—	8,088
Net loss	—	—	—	—	—	—		(3,258)	(3,258)
Balances at June 30, 2025	52,701	$53	1,497	$1	$2,884,434	$5,428		$(824,860)	$2,065,056
Issuance of common stock under stock plans	304	—	—	—	8,760	—		—	8,760
Restricted stock units taxes paid in cash	(8)	—	—	—	(4,362)	—		—	(4,362)
Repurchases of common stock	(780)	(1)	780	1	(375,015)	—		—	(375,015)
Stock-based compensation	—	—	—	—	144,488	—		—	144,488
Other comprehensive income, net of tax	—	—	—	—	—	379		—	379
Net income	—	—	—	—	—	—		16,536	16,536
Balances at September 30, 2025	52,217	$52	2,277	$2	$2,658,305	$5,807		$(808,324)	$1,855,842

	Common Stock, $0.001 Par Value		Treasury Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	$	Shares	$	Capital	Income (Loss)	Deficit	Total
Balances at December 31, 2023	50,448	$50	910	$—	$2,136,908	$1,827	$(804,437)	1,334,348
Issuance of common stock under stock plans	332	1	(1)	—	6,513	—	—	6,514
Restricted stock units taxes paid in cash	(20)	—	—	—	(8,791)	—	—	(8,791)
Stock-based compensation	—	—	—	—	115,919	—	—	115,919
Other comprehensive loss, net of tax	—	—	—	—	—	(4,807)	—	(4,807)
Net income	—	—	—	—	—	—	5,934	5,934
Balances at March 31, 2024	50,760	$51	909	$—	$2,250,549	$(2,980)	$(798,503)	$1,449,117
Issuance of common stock under stock plans	384	—	(4)	—	38,074	—	—	38,074
Restricted stock units taxes paid in cash	(2)	—	—		(4,700)	—	—	(4,700)
Stock-based compensation	—	—	—	—	134,685	—	—	134,685
Other comprehensive loss, net of tax	—	—	—	—	—	(1,842)	—	(1,842)
Net loss	—	—	—	—	—	—	(14,435)	(14,435)
Balances at June 30, 2024	51,142	$51	905	$—	$2,418,608	$(4,822)	$(812,938)	$1,600,899
Issuance of common stock under stock plans	272	—	(2)	—	1,287	—	—	1,287
Restricted stock units taxes paid in cash	(7)	—	—	—	(4,238)	—	—	(4,238)
Stock-based compensation	—	—	—	—	135,317	—	—	135,317
Other comprehensive loss, net of tax	—	—	—	—	—	10,471	—	10,471
Net income	—	—	—	—	—	—	8,146	8,146
Balances at September 30, 2024	51,407	$51	903	$—	$2,550,974	$5,649	$(804,792)	$1,751,882

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Operating Activities:
Net loss	(8,515)	$(355)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities, net of acquisitions
Depreciation and amortization	97,726	68,447
Stock-based compensation	395,754	370,382
Gain on strategic investments	(1,986)	(18,555)
Impairment of strategic investments	3,675	4,094
Provision for (benefit from) deferred income taxes	(270)	(611)
Amortization of debt discount and issuance costs	577	1,501
Accretion of bond discount	(33,422)	(36,694)
Unrealized currency translation	(1,835)	(3,377)
Changes in assets and liabilities
Accounts receivable	35,810	13,861
Prepaid expenses and other assets	(37,209)	(8,606)
Deferred commission expense	(73,153)	(61,425)
Right-of-use assets	19,321	26,461
Accounts payable	20,131	1,449
Accrued expenses and other liabilities	61,617	39,322
Operating lease liabilities	(26,301)	(32,555)
Deferred revenue	61,367	41,119
Net cash and cash equivalents provided by operating activities	513,287	404,458
Investing Activities:
Purchases of investments	(1,184,999)	(1,486,338)
Maturities of investments	1,885,937	1,155,555
Sale of investment	—	1,997
Purchases of property and equipment	(39,715)	(25,213)
Purchases of strategic investments	(27,747)	(11,566)
Purchases of intangible assets	(279)	—
Capitalization of software development costs	(100,355)	(66,721)
Proceeds from net working capital settlement	—	1,933
Business acquisitions, net of cash acquired	(71,471)	—
Net cash and cash equivalents provided by (used in) investing activities	461,371	(430,353)
Financing Activities:
Employee taxes paid related to the net share settlement of stock-based awards	(18,176)	(17,777)
Payment for settlement of 2025 Convertible Notes	(459,811)	—
Proceeds related to the issuance of common stock under stock plans	62,717	61,211
Repurchases of common stock	(485,273)	—
Net cash and cash equivalents (used in) provided by financing activities	(900,543)	43,434
Effect of exchange rate changes on cash, cash equivalents and restricted cash	26,220	4,534
Net increase in cash, cash equivalents and restricted cash	100,335	22,073
Cash, cash equivalents and restricted cash, beginning of period	516,720	392,040
Cash, cash equivalents and restricted cash, end of period	$617,055	$414,113
Supplemental cash flow disclosure:
Cash paid for income taxes	$14,552	$11,037
Cash paid for interest	$422	$861
Right-of-use assets obtained in exchange for operating lease liabilities	$1,276	$503
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$2,767	$793
Repurchases of common stock in accrued expenses	$14,746	$—
Settlement of Capped Call Options related to the 2025 Convertible Notes	$50,600	$—

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

The AI-powered engagement hubs include Marketing, Sales, Service, Data, Content, and Commerce, as well as other tools and integrations that enable companies to attract, engage, and delight customers throughout the customer experience. The Smart CRM is the foundational layer that combines customer data with AI to power the entire customer platform.

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

In December 2023, the FASB issued guidance enhancing income tax disclosure requirements by requiring specified categories and greater disaggregation within the rate reconciliation table, disclosure of income taxes paid by jurisdiction, and providing clarification on uncertain tax positions and related financial statement impacts. The new standard is effective for the Company for the annual period beginning on January 1, 2025. The adoption of this standard only impacts annual disclosures and is not expected to have a material impact on the Company's consolidated financial statements.

In November 2024, the FASB issued guidance that requires the disclosure about specific types of expenses included in the expense captions presented on the face of the income statement. The new standard will be effective for the Company for the annual period beginning January 1, 2027, and for interim periods beginning January 1, 2028, with early adoption permitted. The adoption of this standard only impacts annual and quarterly disclosures and is not expected to have a material impact on the Company's consolidated financial statements.

In September 2025, the FASB issued guidance which modernizes the accounting for internal-use software costs. The guidance removes all references to software project development stages and clarifies the recognition threshold entities must meet to begin capitalizing costs. The new standard will be effective for the Company for the annual and interim periods beginning January 1, 2028, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and disclosures.

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

Deferred Revenue and Deferred Commission Expense

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue. $488.5 million of revenue was recognized during the three months ended September 30, 2025 that was included in deferred revenue at the beginning of the period. $745.5 million of revenue was recognized during the nine months ended September 30, 2025 that was included in deferred revenue at the beginning of the period. As of September 30, 2025, approximately $1.4 billion of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year. The Company expects to recognize revenue on approximately 89% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

Additional contract liabilities of $5.6 million and $6.4 million were included in accrued expenses and other current liabilities on the consolidated balance sheet as of September 30, 2025 and December 31, 2024.

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

Deferred commission expense during the three months ended September 30, 2025 increased by $23.0 million as a result of deferring incremental costs of obtaining a contract of $77.5 million and was offset by amortization of $54.5 million during the same period. Deferred commission expense during the nine months ended September 30, 2025 increased by $90.6 million as a result of deferring incremental costs of obtaining a contract of $219.7 million and was offset by amortization of $129.1 million during the same period.

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

A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$16,536	$8,146	$(8,515)	$(355)
Weighted-average common shares outstanding — basic	52,507	51,354	52,454	51,017
Dilutive effect of share equivalents resulting from stock options, RSUs, ESPP, PSUs, and the Conversion Options	164	424	—	—
Weighted-average common shares, outstanding — diluted	52,671	51,778	52,454	51,017
Net income (loss) per share, basic	$0.31	$0.16	$(0.16)	$(0.01)
Net income (loss) income per share, diluted	$0.31	$0.16	$(0.16)	$(0.01)

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

Since the Company incurred net losses for the nine months ended September 30, 2025 and 2024, diluted net loss per share is the same as basic net loss per share. All of the Company’s outstanding stock options, RSUs, PSUs, and shares issuable under the ESPP, as well as the Conversion Options were excluded in the calculation of diluted net loss per share as the effect would be anti-dilutive.

The weighted-average number of shares outstanding used in the computation of diluted net income (loss) per share does not include the effect of the following potentially outstanding common stock, as the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Options to purchase common shares	20	67	195	339
RSUs and PSUs	1,299	769	1,545	1,706
Conversion Option of the 2025 Notes	—	1,625	—	1,625
ESPP	76	—	76	—

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at September 30, 2025 and December 31, 2024:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$137,327	$—	$—	$137,327
Commercial paper	—	2,248	—	2,248
Corporate bonds	—	277,416	—	277,416
U.S. Government agency securities	—	71,928	—	71,928
U.S. Treasury securities	—	692,169	—	692,169
Strategic investments	—	—	16,904	16,904
Restricted cash:
Money market funds	—	2,703	—	2,703
Prepaid expenses and other current assets:
Foreign currency derivative assets	—	976	—	976
Total assets	$137,327	$1,047,440	$16,904	$1,201,671

Accrued expenses and other current liabilities:
Foreign currency derivative liabilities	$—	$260	$—	$260
Total liabilities	$—	$260	$—	$260

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$64,109	$—	$—	$64,109
Commercial paper	—	4,941	—	4,941
Corporate bonds	—	284,575	—	284,575
U.S. Government agency securities	—	117,369	—	117,369
U.S. Treasury securities	—	1,307,363	—	1,307,363
Strategic investments	—	—	9,409	9,409
Restricted cash:
Money market funds	—	4,053	—	4,053
Total assets	$64,109	$1,718,301	$9,409	$1,791,819

Accrued expenses and other current liabilities:
Foreign currency derivative liabilities	$—	$584	$—	$584
Total liabilities	$—	$584	$—	$584

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At September 30, 2025 and December 31, 2024, Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. Certain non-marketable strategic investments measured at fair value on a non-recurring basis are classified as Level 3 as their fair value measurements may include a combination of observable and unobservable inputs.

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

5. Investments

Available-for-sale Investments

The following tables summarize the composition of our short- and long-term investments at September 30, 2025 and December 31, 2024.

	September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$2,248	$—	$—	$2,248
Corporate bonds	276,437	986	(7)	277,416
U.S. Government agency securities	71,865	72	(9)	71,928
U.S. Treasury securities	691,753	417	(1)	692,169
Total	$1,042,303	$1,475	$(17)	$1,043,761

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$4,941	$—	$—	$4,941
Corporate bonds	284,337	533	(295)	284,575
U.S. Government agency securities	117,158	260	(49)	117,369
U.S. Treasury securities	1,303,384	780	(9)	1,304,155
Total	$1,709,820	$1,573	$(353)	$1,711,040

For available-for-sale debt securities, any realized gains and losses are determined based on the specific identification method and are reported in other (expense) income in the consolidated statements of operations. For securities in an unrealized loss position, the Company first assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before the recovery of its entire amortized cost basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through other (expense) income in the consolidated statements of operations. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of their amortized cost basis.

If neither of the above criteria is met, the Company further assesses whether the decline in fair value below amortized cost is due to credit or non-credit related factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, credit ratings, the financial health of the industry and sector of the issuer, the overall risk profile of the securities, overall macroeconomic conditions, and more. Any credit-related unrealized losses are recognized as an allowance on the consolidated balance sheets with a corresponding charge in other (expense) income in the consolidated statements of operations. Non-credit related unrealized losses and unrealized gains on available-for-sale debt securities are included in accumulated other comprehensive income (loss). In considering the underlying risk of its portfolio, the Company notes that it has a zero-loss expectation for U.S. treasury and

U.S. government agency securities, which represents the majority of its debt investment available-for-sale securities portfolio. As of September 30, 2025 and December 31, 2024, no allowance for credit losses in investments was recorded.

The contractual maturities of short-term and long-term investments held at September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025		December 31, 2024
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
	(in thousands)		(in thousands)
Due within one year	$870,786	$871,547	$1,555,656	$1,556,828
Due after 1 year through 2 years	171,517	172,214	154,164	154,212
Total	$1,042,303	$1,043,761	$1,709,820	$1,711,040

Strategic Investments

The Company holds strategic investments in non-marketable equity securities of privately held companies. These investments are included in other assets on the consolidated balance sheets.

Strategic investments that consist of non-controlling equity investments without readily determinable fair values in privately held companies for which the Company does not have the ability to exercise significant influence are measured under the measurement alternative method. Under the measurement alternative method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Any associated gains and losses are recorded in other (expense) income in the consolidated statement of operations. The Company has certain other non-marketable strategic investments that do not qualify for the measurement alternative method. These investments are measured at fair value with any gains and losses recorded in other (expense) income in the consolidated statement of operations.

Strategic investments that consist of non-controlling equity investments without readily determinable fair values, in which the Company has significant influence over the investee’s operating and financial policies, are accounted for under the equity method of accounting. Under the equity method of accounting, the Company's proportionate share of the investments' net earnings are recorded in other (expense) income in the consolidated statements of operations and the related increase or decrease to the investment balance is recorded on the consolidated balance sheets.

The carrying values of Company’s strategic investments broken down by categories mentioned above are as follows:

	September 30, 2025	December 31, 2024
	(in thousands)
Measurement alternative method	$88,235	$72,456
Fair value	16,904	9,409
Equity method	14,463	11,678
Total	$119,602	$93,543

The following table summarizes the activity associated with the Company’s strategic investments, which is reported on the Company’s consolidated statement of operations as other (expense) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Strategic investments:
Gains	$117	$99	$1,986	$18,555
Impairments	(2,075)	—	(3,675)	(4,094)
Total included in other income	$(1,958)	$99	$(1,689)	$14,461

6. Derivatives

Cash flow hedges

The Company enters into foreign currency forward contracts to reduce the risk of variability in future cash flow due to foreign currency exchange rate fluctuation from certain forecasted revenue transactions billed in currencies other than the U.S. Dollar. These transactions are designated as cash flow hedges. The foreign currency forward contracts have maturities of 12 months or less. Hedge effectiveness is assessed at inception and at each reporting period utilizing statistical regression analysis. The Company is subject to master netting arrangements with certain counterparties of the contracts, under which the Company is allowed to net settle transactions of the same currency. The Company's policy is to present the derivatives on a gross basis on the consolidated balance sheets. Unrealized foreign exchange gains or losses related to those designated cash flow hedge contracts are recorded in accumulated other comprehensive income ("AOCI") and are reclassified into revenues in the same periods when the hedged transactions are recognized in earnings. Cash flows from the settlement of these forward contracts are classified as operating activities on the consolidated statements of cash flows. As of September 30, 2025, the Company had designated cash flow hedge forward contracts with notional amounts equivalent to $43.4 million.

Balance sheet hedges

The Company also enters into foreign currency forward contracts to hedge certain foreign currency denominated monetary assets or liabilities, which are not designated as cash flow hedges. These contracts have maturities of 12 months or less. Changes in the value of the foreign exchange contracts are recognized in other (expense) income, net and are designed to offset the foreign exchange gain or loss on the underlying net monetary assets or liabilities. Cash flows from the settlement of these forward contracts are classified as operating activities on the consolidated statements of cash flows. As of September 30, 2025, the Company had non-designated forward contracts with notional amounts of $42.5 million.

The following summarizes the fair value of derivative financial instruments as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(in thousands)
Prepaid expenses and other current assets
Cash flow hedges	$939	$—
Balance sheet hedges	37	—
Total	$976	$—

Accrued expenses and other current liabilities
Cash flow hedges	$260	$584
Total	$260	$584

The following table presents the activity of foreign currency forward contracts designated as hedging instruments and the impact of these derivatives on AOCI:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Beginning accumulated other comprehensive (income) loss at January 1	$921	$—
Net (income) losses recognized in other comprehensive income, net of tax	(1,605)	1,245
Net losses reclassified from AOCI to earnings	(397)	(310)
Ending accumulated other comprehensive (income) loss at September 30	$(1,081)	$935

The effect of hedges on the consolidated statements of operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Income (losses) reclassified from AOCI related to cash flow hedges
Revenue	$162	$(254)	$(397)	$(310)

Gains related to non-designated hedges
Other (expense) income	$428	$—	$2,401	$—

As of September 30, 2025, the Company estimates the net amount of unrealized gain (losses) before tax on the foreign currency contracts expected to be reclassified into revenue over the next 12 months is approximately $0.5 million.

7. Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows for the nine months ended September 30, 2025 and 2024.

	September 30, 2025	September 30, 2024	December 31, 2024
	(in thousands)
Cash and cash equivalents	$614,352	$410,060	$512,667
Restricted cash, included in prepaid expenses and other current assets and other assets	2,703	4,053	4,053
Total cash, cash equivalents, and restricted cash	$617,055	$414,113	$516,720

8. Property and Equipment

Property and equipment consists of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Computer equipment and purchased software	$19,146	$16,919
Employee related computer equipment	46,455	36,699
Furniture and fixtures	20,192	20,642
Leasehold improvements	122,408	112,758
Internal-use software	94,620	72,112
Construction in progress	1,602	1,612
Total property and equipment	304,423	260,742
Less accumulated depreciation	(167,032)	(146,577)
Property and equipment, net	$137,391	$114,165

Depreciation and amortization expense on property and equipment was $8.7 million for the three months ended September 30, 2025, $24.8 million for the nine months ended September 30, 2025, $7.8 million for the three months ended September 30, 2024 and $21.9 million for the nine months ended September 30, 2024.

9. Capitalized Software Development Costs

Capitalized software development costs, exclusive of those recorded within property and equipment, consisted of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Gross capitalized software development costs	$500,535	$374,127
Accumulated amortization	(293,876)	(219,643)
Capitalized software development costs, net	$206,659	$154,484

These capitalized software development costs are associated with software developed for the Company's customer platform. Capitalized software development costs recorded within property and equipment are associated with software developed for Company use.

Amortization of capitalized software development costs, exclusive of costs recorded within property and equipment, was $33.2 million for the three months ended September 30, 2025, $88.8 million for the nine months ended September 30, 2025, $21.0 million for three months ended September 30, 2024, and $54.8 million for the nine months ended September 30, 2024. Amortization expense is included in cost of subscription revenue in the consolidated statement of operations.

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

Interest expense related to the 2025 Notes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Contractual interest expense	$—	$430	$284	$1,291
Amortization of issuance costs	—	499	577	1,501
Total interest expense	$—	$929	$861	$2,792

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

Operating lease expense and cash payments related to operating lease liabilities for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Operating lease expense	$10,530	$9,838	$30,856	$29,577
Cash payments	$11,526	$12,577	$35,166	$42,002

The Company subleases some of its unused spaces to third parties. Operating sublease income generated under all operating lease agreements for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Operating sublease income	$1,867	$1,404	$5,196	$5,330

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

Future minimum payments under all operating lease agreements as of September 30, 2025 are as follows:

(in thousands)
Remainder of 2025	$15,011
2026	56,492
2027	50,202
2028	37,411
2029	37,647
Thereafter	131,470
Total	$328,233

The Company has entered into certain non-cancelable vendor commitments, which require the future purchase of goods or services. Future minimum payments under all non-cancelable vendor commitments as of September 30, 2025 are as follows:

(in thousands)
Remainder of 2025	$26,091
2026	257,430
2027	199,201
2028	3,721
2029	1,025
Thereafter	—
Total	$487,468

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

13. Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), which is reported as a component of stockholders’ equity, for the nine months ended September 30, 2025 and 2024.

	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Investments	Unrealized Gain (Loss) on Derivate Instruments	Total
	(in thousands)
Beginning balance at January 1, 2025	$(5,928)	$1,195	$(921)	$(5,654)
Other comprehensive income (loss) before reclassifications	9,223	236	1,605	11,064
Amounts reclassified from accumulated other comprehensive income, net of tax, to revenue	—	—	397	397
Ending balance at September 30, 2025	$3,295	$1,431	$1,081	$5,807

	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Investments	Unrealized Gain (Loss) on Derivate Instruments	Total
	(in thousands)
Beginning balance at January 1, 2024	$950	$877	$—	$1,827
Other comprehensive (loss) income before reclassifications	2,548	2,209	(1,245)	3,512
Amounts reclassified from accumulated other comprehensive income, net of tax, to revenue	—	—	310	310
Ending balance at September 30, 2024	$3,498	$3,086	$(935)	$5,649

14. Stockholders' Equity and Stock-Based Compensation Expense

Stock-Based Compensation

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Options	$1,070	$1,917	$3,578	$6,309
RSUs	126,370	117,895	360,799	334,637
PSUs	6,264	6,356	18,468	17,524
Employee stock purchase plan	4,382	4,098	12,909	11,912
Total stock-based compensation expense	$138,086	$130,266	$395,754	$370,382

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Cost of revenue, subscription	$9,265	$6,408	$25,152	$16,811
Cost of revenue, professional services and other	1,133	1,113	3,113	3,328
Research and development	68,158	62,595	195,762	177,914
Sales and marketing	36,539	36,218	104,731	107,543
General and administrative	22,991	23,932	66,996	64,786
Total stock-based compensation expense	$138,086	$130,266	$395,754	$370,382

Capitalized software development costs excluded from stock-based compensation expense were $15.3 million for the three months ended September 30, 2025, $44.2 million for the nine months ended September 30, 2025, $10.7 million for the three months ended September 30, 2024, and $29.7 million for the nine months ended September 30, 2024.

Share Repurchase Program

On May 6, 2025, the Company’s Board of Directors authorized a share repurchase program for the repurchase of shares of the Company’s common stock, in an aggregate amount of up to $500 million (the “2025 Share Repurchase Program”), exclusive of any transaction costs related to such repurchases, over a period of up to 12 months. All repurchases under the 2025 Share Repurchase Program are made through open market trades pursuant to 10b5-1 plans. The 2025 Share Repurchase Program does not obligate the Company to acquire a specified number of shares, and may be suspended, modified, or terminated at any time and will be funded using the Company's cash and cash equivalents. Consideration paid for the shares repurchased is recorded as a reduction to stockholders’ equity on the consolidated balance sheets. As of September 30, 2025, the Company has completed the 2025 Share Repurchase Program.

The following table summarizes the stock repurchase activity under the 2025 Share Repurchase Program (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Number of shares repurchased	780	—	997	—
Average stock price per share	$480.72	—	$501.67	—
Aggregate repurchase amount	$375,000	—	$500,000	—

15. Segment Information and Geographic Data

The Company provides a customer platform that helps businesses connect and grow better. The Company generates revenue from subscriptions to its customer platform and related professional services and other revenue consisting mainly of customer on-boarding, training and consulting services and Commerce Hub.

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the CODM, which is the Company’s chief executive officer, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. There is no expense or asset information supplemental to those disclosed in these consolidated financial statements that is regularly provided to the CODM. The allocation of resources and assessment of performance of the operating segment is based on consolidated net income (loss) as shown in the consolidated statements of operations. The CODM considers net income (loss) in the annual forecasting process and reviews actual results when making decisions about allocating resources. Since the Company operates as one operating segment, financial segment information, including profit or loss and asset information, can be found in the consolidated financial statements.

Geographic information

Revenues by geographical region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Americas	$476,957	$404,347	$1,372,742	$1,165,218
Europe	267,871	210,893	731,468	603,689
Asia Pacific	64,690	54,481	180,310	155,458
Total	$809,518	$669,721	$2,284,520	$1,924,365
Percentage of revenues generated outside of the Americas	41%	40%	40%	39%

Revenue derived from customers outside the United States (international) was approximately 49% of total revenue in the three months ended September 30, 2025, 48% in the nine months ended September 30, 2025, and 47% in the three and nine months ended September 30, 2024. Revenues of Americas attributed to the United States were 96% in the three and nine months ended September 30, 2025, 95% in the three months ended September 30, 2024, and 96% in the nine months ended September 30, 2024. Revenues of Europe attributed to Ireland were 50% in the three months ended September 30, 2025, 51% in the nine months ended September 30, 2025, 46% in the three months ended September 30, 2024, and 47% in the nine months ended September 30, 2024.

Total long-lived assets by geographical region:

	September 30, 2025	December 31, 2024
	(in thousands)
Americas	$237,767	$231,984
Europe	97,339	93,288
Asia Pacific	9,510	5,123
Total long-lived assets	$344,616	$330,395
Percentage of long-lived assets held outside of the Americas	31%	30%

Long-lived assets of Americas attributed to the United States were 97% as of September 30, 2025 and December 31, 2024. Long-lived assets of Europe attributed to Ireland were 81% as of September 30, 2025 and 80% as of December 31, 2024.

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

17. Subsequent Events

On October 30, 2025, the Company entered into an agreement to acquire all outstanding shares of XFunnel, Inc. (“XFunnel”), an Answer Engine Optimization ("AEO") platform, for cash consideration of approximately $30.0 million, subject to customary post-closing adjustments and conditions. The acquisition will strengthen the Company's AEO capabilities within its marketing products, enabling customers to gain insights into how their brand is represented across AI tools and offering actionable recommendations to improve their visibility. The acquisition is expected to close during the fourth quarter ended December 31, 2025.

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

Our AI-powered engagement hubs include Marketing, Sales, Service, Data, Content, and Commerce, as well as other tools and integrations that enable companies to attract, engage, and delight customers throughout the customer lifecycle. Our customer platform features a central database of lead and customer interactions and integrated applications designed to help businesses attract visitors to their websites, convert visitors into leads, close leads into customers, transact with those customers, and delight them so they become promoters of those businesses.

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

We focus on selling to mid-market business-to-business, or B2B, companies, which we define as companies that have between two and 2,000 employees. While our customer platform was built to grow with any company, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving this market segment. These mid-market businesses seek an integrated, easy-to-implement and easy-to-use solution to reach customers and compete with organizations that have larger marketing, sales, and customer service budgets. We efficiently reach these businesses at scale through our traditional and AI-enhanced engagement strategies, our Solutions Partners, and our “freemium” model. A Solutions Partner is a service provider that helps businesses with strategy, execution, and implementation of go-to-market activities and technology solutions. Our freemium model attracts customers who begin using our customer platform through our free products and then upgrade to our paid products. As of September 30, 2025, we had 8,824 full-time employees and 278,880 Customers of varying sizes in more than 135 countries, representing many industries.

We derive most of our revenue from subscriptions to our cloud-based customer platform and related professional services, which consist of customer on-boarding, training and consulting services. Subscription revenue accounted for 98% of our total revenue for the three and nine months ended September 30, 2025 and 2024. We sell multiple product plans at different base prices on a subscription basis, each of which includes our Smart CRM and integrated applications to meet the needs of the various customers we serve. We also generate revenue through usage and consumption-based models. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We also generate additional revenue based on the purchase of additional subscriptions, products and seats, and the number of account users. Most of our Customers’ subscriptions are one year or less in duration.

Subscriptions are billed in advance on various schedules. Because the mix of billing terms for orders can vary from period to period, the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. Accordingly, we do not believe that change in deferred revenue is an accurate indicator of future revenue.

Many of our customers purchase on-boarding, training, and consulting services, which are designed to help customers enhance their ability to attract, engage and delight their customers using our customer platform. We also generate revenue from Commerce Hub and a number of revenue-share agreements with other companies. Professional services and other revenue accounted for 2% of total revenue for the three and nine months ended September 30, 2025 and 2024.

We have focused on rapidly growing our business and plan to continue to make investments to help us address some of the challenges facing us to support this growth, such as demand for our customer platform by existing and new customers, significant competition from other customer platform providers and related applications and rapid technological changes in our industry.

We believe that the growth of our business is dependent on many factors, including our ability to expand our customer base, increase adoption of our customer platform within existing customers, develop new products and applications to extend the functionality of our customer platform and provide a high level of customer service. We have invested and intend to continue investing for long-term growth. We intend to continue to invest in sales and marketing to support our growth. We plan to continue to invest in research and development as we continue to introduce new products and applications to extend the functionality of our customer platform. We intend to continue maintaining a high level of customer service and support which we consider critical for our continued success. We also plan to continue investing in our data center infrastructure and services capabilities in order to support continued future customer growth. We also expect to continue to incur additional general and administrative expenses as a result of both our growth and the infrastructure required to be a public company. Included in these investments are AI-enabled tools for guided selling and content generation to drive efficiencies and improve conversion rates, as well as machine learning capabilities to accelerate innovation, increase productivity, and support automated ticket resolution. We expect to use our cash flow from operations to fund these growth strategies and support our business and may break-even from a profitability perspective in the next 12 months.

Global Economic Conditions

Our results of operations may be significantly influenced by general macroeconomic conditions, including, but not limited to, the impact of pandemics, geo-political conflicts, foreign currency fluctuations, interest rates, inflation, recession risks, tariffs or other trade restrictions, and existing and new domestic and foreign laws and regulations, all of which are beyond our control. Fluctuations in foreign exchange rates and rising inflation have had, and may continue to have an adverse impact on our financial condition and operating results in future periods. As we continue to monitor the direct and indirect impacts of these circumstances, the broader implications of these macroeconomic events on our business, results of operations and overall financial position, particularly in the long term, remain uncertain. See the section titled “Risk Factors'' included under Part II, Item 1A below for further discussion of the possible impact of these factors and other risks on our business.

Key Business Metrics

Customers. We believe that our ability to increase our customer base is an indicator of our market penetration, the growth of our business, and our potential future business opportunities as we continue to expand our sales force and invest in marketing efforts. We define our Customers at the end of a particular period as the number of business entities with one or more paid subscriptions to our customer platform, either purchased directly with us or purchased from a Solutions Partner. A single customer may have separate paid subscriptions to our customer platform, but we count these as one Customer if certain customer-provided information such as company name, URL, or email address indicate that these subscriptions are managed by the same business entity.

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

Subscription-based revenue is derived from customers using our customer platform for their marketing, sales, service, data, and content management needs. Our customer platform includes a system of engagement for efficiently engaging customers through SEO, web content, social, blogging, email, marketing automation, messaging, support ticketing, knowledge base, commerce, conversation routing, video hosting, and data enrichment. Over 2,000 integrations and applications are available for our users, across a wide range of categories, including integrations with leading social media, email, sales, video, analytics, content and webinar tools. All subscription fees that are billed in advance of service are recorded in deferred revenue. Subscription based revenue is recognized net of consideration paid to Solutions Partners when those Solutions Partners purchase a subscription to our customer platform.

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

General and Administrative

General and administrative expenses consist of personnel costs and related expenses for executive, finance, legal, human resources, employee-related information technology, administrative personnel, including payroll, benefits and stock-based compensation expense, professional fees for external legal, accounting and other consulting services, and allocated overhead costs. We expect that general and administrative expenses will increase on an absolute dollar basis as we incur the costs of compliance associated with being a publicly traded company, and remain relatively consistent as a percentage of total revenue, exclusive of stock-based compensation expense, as we focus on processes, systems and controls to enable our internal support functions to scale with the growth of our business.

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

Other (expense) income

Interest income primarily consists of interest earned on invested cash and cash equivalents balances and investments. Interest expense primarily consists of amortization of issuance costs and contractual interest expense related to our 2025 Notes. Other (expense) income primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities and any gains, losses on, or impairments of our strategic investments.

Income Tax Expense

Income tax expense consists of current and deferred taxes for U.S. and foreign jurisdictions.

Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Revenues:
Subscription	$791,678	$654,738	$2,234,937	$1,882,241
Professional services and other	17,840	14,983	49,583	42,124
Total revenue	809,518	669,721	2,284,520	1,924,365
Cost of revenues:
Subscription	117,025	85,066	323,925	247,408
Professional services and other	16,493	14,258	46,861	42,520
Total cost of revenues	133,518	99,324	370,786	289,928
Gross profit	676,000	570,397	1,913,734	1,634,437
Operating expenses:
Research and development	227,714	191,185	685,151	565,001
Sales and marketing	355,268	309,928	1,021,844	904,010
General and administrative	80,747	77,928	244,380	219,380
Restructuring	1,037	987	3,222	2,847
Total operating expenses	664,766	580,028	1,954,597	1,691,238
Income (loss) from operations	11,234	(9,631)	(40,863)	(56,801)
Other income (expense)
Interest income	14,252	21,780	53,106	60,877
Interest expense	(4)	(936)	(876)	(2,772)
Other (expense) income	(2,346)	(565)	(3,560)	14,381
Total other income	11,902	20,279	48,670	72,486
Income before income tax expense	23,136	10,648	7,807	15,685
Income tax expense	(6,600)	(2,502)	(16,322)	(16,040)
Net income (loss)	$16,536	$8,146	$(8,515)	$(355)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Subscription	98%	98%	98%	98%
Professional services and other	2	2	2	2
Total revenue	100	100	100	100
Cost of revenue:
Subscription	14	13	14	13
Professional services and other	2	2	2	2
Total cost of revenue	16	15	16	15
Gross profit	84	85	84	85
Operating expenses:
Research and development	28	29	30	29
Sales and marketing	44	46	45	47
General and administrative	10	12	11	11
Restructuring	0	0	0	0
Total operating expenses	82	87	86	88
Income (loss) from operations	1	(1)	(2)	(3)
Total other income	1	3	2	4
Income before income tax expense	3	2	0	1
Income tax expense	(1)	(0)	(1)	(1)
Net income (loss)	2%	1%	(0)%	(0)%

Percentages are based on actual values. Totals may not sum due to rounding.

Three and Nine Months Ended September 30, 2025 Compared to the Three and Nine Months Ended September 30, 2024

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenues:
Subscription	$791,678	$654,738	$136,940	21%	$2,234,937	$1,882,241	$352,696	19%
Professional services and other	17,840	14,983	2,857	19%	49,583	42,124	7,459	18%
Total revenue	$809,518	$669,721	$139,797	21%	$2,284,520	$1,924,365	$360,155	19%

Three month change

Subscription revenue increased during the three months ended September 30, 2025 compared to the same period in 2024 primarily due to the increase in Customers, which grew from 238,128 as of September 30, 2024 to 278,880 as of September 30, 2025. Average Subscription Revenue per Customer increased from $11,235 for the three months ended September 30, 2024 to $11,578 for the three months ended September 30, 2025. The increase in Average Subscription Revenue per Customer was primarily driven by increased demand for our Professional and Enterprise products and the impact of foreign currency translation primarily attributable to the decrease in the value of the U.S. Dollar relative to the Euro and British Pound Sterling, offset by continued purchases of our lower-priced Starter products.

Professional services and other revenue increased during the three months ended September 30, 2025 compared to the same period in 2024 primarily due to an increase in other revenue streams, including Commerce Hub.

Nine month change

Subscription revenue increased during the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to the increase in Customers, which grew from 238,128 as of September 30, 2024 to 278,880 as of September 30, 2025. Average Subscription Revenue per Customer decreased from $11,324 for the nine months ended September 30, 2024 to $11,307 for the nine months ended September 30, 2025. The growth in Customers was primarily driven by increased demand for our lower-priced Starter products. The decrease in Average Subscription Revenue per Customer was primarily driven by continued purchases of our lower-priced Starter products, offset by increased demand for our Professional and Enterprise products and the impact of foreign currency translation primarily attributable to the decrease in the value of the U.S. Dollar relative to the Euro and British Pound Sterling.

Professional services and other revenue increased during the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to an increase in other revenue streams, including Commerce Hub.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Total cost of revenue	$133,518	$99,324	$34,194	34%	$370,786	$289,928	$80,858	28%
Gross profit	$676,000	$570,397	$105,603	19%	$1,913,734	$1,634,437	$279,297	17%
Gross margin percentage	84%	85%			84%	85%

Total cost of revenue for the three and nine months ended September 30, 2025 increased compared to the same period in 2024 primarily due to an increase in subscription and hosting costs, amortization of capitalized software development costs, and amortization of acquired technology, offset by decreases in allocated overhead expenses and employee-related costs. Gross margins remained relatively consistent year-over-year.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Subscription cost of revenue	$117,025	$85,066	$31,959	38%	$323,925	$247,408	$76,517	31%
Percentage of subscription revenue	15%	13%			14%	13%

The increase in subscription cost of revenue for the three and nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Subscription and hosting costs	$20,742	$46,517
Amortization of capitalized software development costs	11,159	30,841
Amortization of acquired technology	422	1,098
Employee-related costs	(205)	(1,023)
Allocated overhead expenses	(159)	(916)
	$31,959	$76,517

Three month change

Subscription and hosting costs increased primarily due to growth in our Customer base from 238,128 as of September 30, 2024 to 278,880 as of September 30, 2025. We also saw higher subscription and hosting costs as we continued to support the growth of our customer base, increased usage of our customer platform, and continued investments to expand AI functionality. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continued to develop new products and increased functionality. Amortization of acquired technology increased due to the amortization of acquired technology associated with our acquisitions of Frame AI and Dashworks in 2025. Employee-related costs decreased as a result of improved resource alignment and operational efficiencies by leveraging AI to resolve customer inquiries. Allocated overhead expenses decreased primarily due to the decreased proportional allocation of shared company expenses associated with headcount in subscription cost of revenue.

Nine month change

Subscription and hosting costs increased primarily due to growth in our Customer base from 238,128 as of September 30, 2024 to 278,880 as of September 30, 2025. We also saw higher subscription and hosting costs as we continued to support the growth of our customer base, increased usage of our customer platform, and continued investments to expand AI functionality. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continued to develop new products and increased functionality. Amortization of acquired technology increased due to the amortization of acquired technology associated with our acquisitions of Frame AI and Dashworks in 2025. Employee-related costs decreased as a result of improved resource alignment and operational efficiencies by leveraging AI to resolve customer inquiries. Allocated overhead expenses decreased primarily due to the decreased proportional allocation of shared company expenses associated with headcount in subscription cost of revenue.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Professional services and other cost of revenue	$16,493	$14,258	$2,235	16%	$46,861	$42,520	$4,341	10%
Percentage of professional services and other revenue	92%	95%			95%	101%

The increase in professional services and other cost of revenue for three and nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Commerce payment processing fees	$2,122	$5,977
Amortization of capitalized software development costs	781	2,386
Amortization of acquired technology	200	600
Professional fees	437	173
Employee-related costs	(1,218)	(4,455)
Allocated overhead expenses	(87)	(340)
	$2,235	$4,341

Three month change

Commerce payment processing fees increased due to higher payment volume and merchant activity. Amortization of capitalized software development costs increased as we continued to increase functionality with our internally built software platform. Amortization of acquired technology increased due to the amortization of acquired technology associated with our acquisition of Cacheflow in the fourth quarter of 2024. Employee-related costs decreased and professional fees increased as we continue to leverage our Solutions Partners to deliver on-boarding and other professional services. Allocated overhead expenses decreased primarily due to the decreased proportional allocation of shared company expenses associated with headcount in subscription cost of revenue.

Nine month change

Commerce payment processing fees increased due to higher payment volume and merchant activity. Amortization of capitalized software development costs increased as we continued to increase functionality with our internally built software platform. Amortization of acquired technology increased due to the amortization of acquired technology associated with our acquisition of Cacheflow in the fourth quarter of 2024. Employee-related costs decreased and professional fees increased as we continue to leverage our Solutions Partners to deliver on-boarding and other professional services. Allocated overhead expenses decreased primarily due to the decreased proportional allocation of shared company expenses associated with headcount in subscription cost of revenue.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Research and development	$227,714	$191,185	$36,529	19%	$685,151	$565,001	$120,150	21%
Percentage of total revenue	28%	29%			30%	29%

The increase in research and development expense for the three and nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Employee-related costs	$31,454	$103,321
Allocated overhead expenses	2,836	10,122
Professional fees	2,239	6,707
	$36,529	$120,150

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

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Sales and marketing	$355,268	$309,928	$45,340	15%	$1,021,844	$904,010	$117,834	13%
Percentage of total revenue	44%	46%			45%	47%

The increase in sales and marketing expense for the three and nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Employee-related costs	$31,782	$80,982
Marketing programs	13,765	28,858
Professional fees	2,491	4,973
Allocated overhead expenses	1,872	5,892
Solutions Partner commissions	(4,570)	(2,871)
	$45,340	$117,834

Three month change

Employee-related costs increased as a result of increased headcount as we expanded our selling and marketing organizations to grow our customer base. Marketing programs increased due to the timing and size of certain marketing efforts as we made investments in attracting new customers. Professional fees increased due to an increase in the use of third party services and contractors for our marketing efforts. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure to support our business growth. Solutions Partner commissions decreased as we changed the duration and eligibility of lifetime commissions for certain Solutions Partner to better align with the value delivered to customers. The decrease from the change in duration of commissions was offset by increased revenue generated through our Solutions Partners.

Nine month change

Employee-related costs increased as a result of increased headcount as we expanded our selling and marketing organizations to grow our customer base. Marketing programs increased due to the timing and size of certain marketing efforts as we made investments in attracting new customers. Professional fees increased due to an increase in the use of third party services and contractors for our marketing efforts. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure to support our business growth. Solutions Partner commissions decreased as we changed the duration and eligibility of lifetime commissions for certain Solutions Partner to better align with the value delivered to customers. The decrease from the change in duration of commissions was offset by increased revenue generated through our Solutions Partners.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
General and administrative	$80,747	$77,928	$2,819	4%	$244,380	$219,380	$25,000	11%
Percentage of total revenue	10%	12%			11%	11%

The increase in general and administrative expense for the three and nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Employee-related costs	$596	$13,111
Customer credit card fees	1,326	3,600
Professional fees	847	4,572
Allocated overhead expenses	50	3,717
	$2,819	$25,000

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

Restructuring

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Restructuring	$1,037	$987	$50	5%	$3,222	$2,847	$375	13%
Percentage of total revenue	*	*			*	*

* not meaningful

Restructuring charges in the three and nine months ended September 30, 2025 and 2024 consisted of variable facilities-related costs on unused space.

Interest income

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Interest income	$14,252	$21,780	$(7,528)	(35)%	$53,106	$60,877	$(7,771)	(13)%
Percentage of total revenue	2%	3%			2%	3%

The decrease during the three and nine months ended September 30, 2025 is primarily due to lower average investment balances driven by cash outlays from our 2025 Notes settlements and 2025 Share Repurchase Program.

Interest expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Interest expense	$(4)	$(936)	$932	100%	$(876)	$(2,772)	$1,896	68%
Percentage of total revenue	*	*			*	*

* not meaningful

Interest expense decreased due to the early conversion of a portion of our 2025 Notes in the first quarter of 2025 and settlement of the remaining 2025 Notes upon maturity in June 2025.

Other (expense) income

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Other (expense) income	$(2,346)	$(565)	$(1,781)	315%	$(3,560)	$14,381	$(17,941)	(125)%
Percentage of total revenue	*	*			*	1%

* not meaningful

The change in other (expense) income during the three and nine months ended September 30, 2025 is primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Foreign currency gains and losses	$276	$(1,791)
Impairment of strategic investments	(2,075)	419
Gain on strategic investments	18	(16,569)
	$(1,781)	$(17,941)

Three month change

The change in foreign currency gains and losses transactions is primarily attributable to the value of the U.S. Dollar relative to the Euro and British Pound Sterling. The increase in the impairment of strategic investments is due to impairments of $2.1 million in the three months ended September 30, 2025 that did not occur in 2024.

Nine month change

The change in foreign currency gains and losses transactions is primarily attributable to the value of the U.S. Dollar relative to the Euro and British Pound Sterling. The decrease in the impairment of strategic investments is due to an impairment of $4.1 million in the nine months ended September 30, 2024 compared to $3.7 million in the nine months ended September 30, 2025. The decrease in gain on strategic investments is due to gains of $18.6 million from observable price changes in the value of certain strategic investments in the nine months ended September 30, 2024 compared to $2.0 million in the nine months ended September 30, 2025.

Income tax expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Income tax expense	$(6,600)	$(2,502)	$(4,098)	164%	$(16,322)	$(16,040)	$(282)	2%
Effective tax rate	(29)%	(23)%			(209)%	(102)%

Three month change

The increase in the income tax expense was primarily driven by the timing of when our foreign entities realize pre-tax earnings and losses throughout the year.

Nine month change

The increase in the income tax expense is a result of increased foreign tax expense offset by the timing of when our US entity realizes pre-tax earnings and losses throughout the year.

On July 4th, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing changes to U.S. tax law. The effects of the OBBBA have been incorporated into the income tax provision computation for the accompanying financial statements for the three and nine months ended September 30, 2025 and the impact was not material. We will continue to evaluate the changes from OBBBA, monitor developments, and assess our tax position as further guidance becomes available.

Liquidity and Capital Resources

Our principal sources of liquidity to date have been cash and cash equivalents, net accounts receivable, our common stock offerings, and our convertible notes offerings.

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents provided by operating activities, net cash and cash equivalents provided by (used in) investing activities, and net cash and cash equivalents (used in) provided by financing activities for the nine months ended September 30, 2025 and 2024.

	Nine Months ended September 30,
	2025	2024
	(in thousands)
Cash and cash equivalents	$614,352	$410,060
Working capital	798,350	950,157
Net cash and cash equivalents provided by operating activities	513,287	404,458
Net cash and cash equivalents provided by (used in) investing activities	461,371	(430,353)
Net cash and cash equivalents (used in) provided by financing activities	(900,543)	43,434

Our cash and cash equivalents at September 30, 2025 were held for working capital purposes. At September 30, 2025, $321.9 million of our cash and cash equivalents was held in accounts outside the United States. We do not assert indefinite reinvestment of our foreign earnings because these earnings have been subject to United States Federal tax. While we have concluded that any incremental tax incurred upon ultimate distribution of these earnings to be immaterial, our current plans do not demonstrate a need to repatriate undistributed earnings to fund our U.S. operations.

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

Net Cash and Cash Equivalents Provided by Operating Activities

Net cash and cash equivalents provided by operating activities consist primarily of net income (loss) adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash and cash equivalents provided by operating activities during the nine months ended September 30, 2025 primarily reflected our net loss of $8.5 million, $97.7 million of depreciation and amortization, $395.8 million in stock-based compensation, impairments of strategic investments of $3.7 million, and $0.6 million of amortization of debt discount and issuance costs, offset by non-cash expenses that included $33.4 million accretion of bond discounts, gains on strategic investments of $2.0 million, and $1.8 million of unrealized currency translation. Working capital sources of cash and cash equivalents primarily included a $35.8 million decrease in accounts receivable related to increased collection, a $19.3 million decrease in right-of-use asset, a $20.1 million increase in accounts payable related to timing of bill payments, a $61.6 million increase in accrued expenses and other liabilities, and a $61.4 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period. These sources of cash and cash equivalents were offset by a $37.2 million increase in prepaid expenses and other assets, a $73.2 million increase in deferred commissions, and a $26.3 million decrease in operating lease liabilities.

Net cash and cash equivalents provided by operating activities during the nine months ended September 30, 2024 primarily reflected our net loss of $0.4 million, $68.4 million of depreciation and amortization, $370.4 million in stock-based compensation, an impairment of strategic investments of $4.1 million, and $1.5 million of amortization of debt discount and issuance costs, offset by non-cash expenses that included $36.7 million accretion of bond discounts, a gain on strategic investments of $18.5 million, $0.6 million benefit from deferred income taxes, and $3.4 million of unrealized currency translation. Working capital sources of cash and cash equivalents primarily included a $41.1 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $13.9 million decrease in accounts receivable related to increased collection, a $39.3 million increase in accrued expenses and other liabilities, a $26.5 million decrease in right-of-use asset, and a $1.4 million increase in accounts payable related to timing of bill payments. These sources of cash and cash equivalents were offset by a $8.6 million increase in prepaid expenses and other assets, a $32.6 million decrease in operating lease liabilities, and a $61.4 million increase in deferred commissions.

Net Cash and Cash Equivalents Provided by (Used in) Investing Activities

Our investing activities have consisted primarily of purchases and maturities of investments, property and equipment purchases, purchases of strategic investments, capitalization of software development costs, and business acquisitions. Capitalized software development costs are related to new products or improvements to our existing software platform that expand the functionality for our customers.

Net cash and cash equivalents provided by investing activities during the nine months ended September 30, 2025 consisted primarily of $1.9 billion received related to the maturity of investments, offset by $1.2 billion purchases of investments, $39.7 million of purchased property and equipment, $27.7 million purchases of strategic investments, $100.4 million of capitalized software development costs, and $71.5 million related to business acquisitions.

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

For the nine months ended September 30, 2025 cash used in financing activities consisted of $485.3 million used for repurchases of our common stock, $459.8 million for repayments of the 2025 Notes attributable to the principal, and $18.2 million used for payment of employee taxes related to the net share settlement of stock-based awards, offset by $62.7 million of proceeds related to issuance of common stock under stock plans.

For the nine months ended September 30, 2024 cash provided in financing activities consisted of $61.2 million of proceeds related to issuance of common stock under stock plans, offset by $17.8 million used for payment of employee taxes related to the net share settlement of stock-based awards.

Liquidity and Capital Resources Considerations

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consist of operating lease liabilities that are included in our consolidated balance sheet and vendor commitments associated with agreements that are legally binding. As of September 30, 2025, the total obligation for operating leases was $328.2 million, of which $58.1 million is expected in the next twelve months. As of September 30, 2025, our vendor commitment was $487.5 million, of which $219.2 million is expected in the next twelve months. See Note 12 for all obligations the Company is committed to in the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Share Repurchase Program

In May 2025, the Company’s Board of Directors authorized a share repurchase program for the repurchase of shares of the Company’s common stock, in an aggregate amount of up to $500 million (the “2025 Share Repurchase Program”) over a period of up to 12 months. All repurchases under the 2025 Share Repurchase Program are made through open market trades pursuant to 10b5-1 plans. The 2025 Share Repurchase Program does not obligate the Company to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, and will be funded using the Company's cash and cash equivalents. During the nine months ended September 30, 2025, the Company repurchased 1.0 million shares of its common stock at an average price of $501.67 per share, for an aggregate repurchase amount of $500.0 million. As of September 30, 2025, the Company has completed the 2025

Share Repurchase Program. See Note 14 of the notes to consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Letters of Credit

As of September 30, 2025, we had a total of $2.7 million in letters of credit outstanding for office space. These irrevocable letters of credit are expected to remain in effect, in some cases, until 2029.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as of September 30, 2025 exclusive of items described above and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2025 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Interest Rate Sensitivity

Our portfolio of cash and cash equivalents and short- and long-term investments is maintained in a variety of securities, including government agency obligations, corporate bonds and money market funds. Investments are classified as available-for-sale securities and carried at their fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. Our cash and cash equivalents and short- and long-term investments are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. As our short- and long-term investments are classified as available-for-sale, no gains or losses are recognized in our consolidated statements of operations due to changes in interest rates unless such securities are sold prior to maturity or the decline in fair value is caused by expected credit losses. As of September 30, 2025, a hypothetical increase of 100-basis points in interest rates would not have a material impact on the value of our cash and cash equivalents or short- and long-term investments in our consolidated financial statements. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes.

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

Our headcount and operations continue to grow. For example, we had 8,824 full-time employees as of September 30, 2025 and 8,246 as of December 31, 2024. To date, we have opened several international offices. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We expect to continue to grow headcount and operations over the long-term. We anticipate future growth will be required over the long term to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. Furthermore, as many of our employees work remotely from geographic areas across jurisdictions where we have offices pursuant to our hybrid workplace model, which provides our employees with the option to be fully remote, work full-time from one of our offices, or have the flexibility to work both in the office and remotely, we may need to reallocate our investment of resources and closely monitor a variety of local regulations and requirements, including local tax laws. We may experience unpredictability in our expenses and employee work culture. If we experience any of these effects in connection with future growth, if our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating new employees, or retaining our existing employees, it could materially impair our ability to attract new customers, retain existing customers and expand their use of our platform, all of which would materially and adversely affect our business, financial condition and results of operations.

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

Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the software industry may harm us. The United States and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, volatility in the banking sector, changes in the labor market, supply chain disruptions, bankruptcies, inflation and overall uncertainty with respect to the economy, including with respect to trade issues, such as trade wars, tariffs or other trade restrictions or the threat of such actions. For example, on October 1, 2025, the U.S. federal government entered a shutdown suspending services deemed non-essential as a result of the failure by Congress to enact regular appropriations for the 2026 fiscal year. If the shutdown continues for a prolonged period of time, it could result in increased uncertainty and volatility in the global economy and financial markets which could have an adverse effect on our business. Weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs or other trade restrictions, trade agreements, trade wars or governmental fiscal, monetary and tax policies, among others, could adversely impact our business, financial condition and operating results. Further, weak market conditions have, and could in the future result in, impairment of our investments and long-lived assets.

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

Recently, plaintiffs’ attorneys have initiated a wave of demand letters, claims and class action lawsuits alleging companies’ use of online trackers, such as cookies and pixels, constitutes a violation of state wiretapping laws, primarily the California Invasion of Privacy Act (“CIPA”). Plaintiffs’ attorneys have also expanded their claims and threatened claims to other privacy-related statutes that provide for private rights of action, including statutes governing text messaging and other commercial communications. So far, most of these claims have settled outside the courthouse, though a risk of costly litigation now exists for business practices that are common. We have been subject to these actions and may become subject to additional such actions in the future.

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

In connection with the operation of some of our business lines, such as business intelligence and AI services, we collect, process and share personal data, such as business contact information or other personal data individuals make available in their professional capacity. We may be subject to additional requirements under privacy and data protection laws that could lead to additional compliance costs, regulatory scrutiny, claims, and reputational risks that may affect our business. For example, we may be required to send notifications to individuals and respond to higher volumes of data privacy requests, which may require substantial costs and expenses, or reduce the potential value of our business intelligence services. We may also receive data from third-party vendors (e.g., data brokers) in connection with such services. While we have implemented certain contractual measures with such vendors to protect our interests, we are ultimately unable to verify with complete certainty the source of such data, how it was received, and that such information was collected and is being shared with us in compliance with all applicable data privacy laws. Furthermore, the uncertain and shifting regulatory environment and trust climate may cause concerns regarding data privacy and may cause our vendors, customers, users, or our customers’ customers to decline to provide the data necessary to allow us to offer some of our services to our customers and users effectively, or could prompt individuals to opt out of our collection of their personal data. Concern regarding our use of the personal data collected when performing our services could keep prospective customers from subscribing to our services.

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

A growing number of legislators and regulators are adopting laws and regulations addressing, and have focused enforcement efforts on the development and adoption of AI technologies and use of such technologies in compliance with ethical standards and societal expectations. Several states, including Colorado, California, and Texas passed laws that will take effect in 2026 to regulate various uses of AI, from making consequential decisions to requiring companies to disclose sources of training data for AI technologies, among other requirements. In addition, U.S. states and the federal government have a wide variety of measures to regulate various facets of AI development, deployment, and use in recent years, and it is possible that new laws and regulations will be adopted in the near future, or that existing laws and regulations may be interpreted in ways that would affect our business and the ways in which we and our customers use our AI technologies, our financial condition and our results of operations, including as a result of the cost to comply with such laws or regulations. A proposed 10-year federal moratorium on the enforcement of certain state AI laws, which was included in the Trump Administration’s budget reconciliation bill, was excluded from the One Big Beautiful Bill Act (“OBBBA”). This, in turn, may further stimulate AI regulation in the states, contributing to a complicated legislative patchwork.

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

Existing federal, state and foreign laws regulate Internet tracking software, commercial emails and text messages, website owners and other activities, and could impact the use of our customer platform and potentially subject us to regulatory enforcement or private litigation.

Certain aspects of how our customers utilize our platform are subject to regulations in the United States, European Union and elsewhere. In recent years, U.S. and European lawmakers and regulators have expressed concern over the use of third-party cookies or web beacons for online behavioral advertising, and legislation adopted recently in the European Union requires informed consent for the placement of a cookie on a user’s device. Regulation of cookies and web beacons may lead to restrictions on our activities, such as efforts to understand users’ Internet usage. New and expanding “Do Not Track” regulations have recently been enacted or proposed that protect users’ right to choose whether or not to be tracked online. Related regulations may restrict the use or disclosure of consumer information without sufficient consent. These regulations seek, among other things, to allow end users to have greater control over the use of private information collected online, to forbid the collection or use of online information, to demand a business to comply with their choice to opt out of such collection or use, and to place limits upon the disclosure of information to third-party websites. These policies could have a significant impact on the operation of our customer platform, impair our attractiveness to customers, and lead to claims or threatened claims, which would harm our business.

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

Our business activities are subject to various restrictions under U.S. and other global export controls and trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control. If we fail to comply with these laws and regulations, we, and certain of our employees, could be subject to civil or criminal penalties and reputational harm. Obtaining the necessary authorizations, including any required license(s), for a particular transaction may be time-consuming, is not guaranteed, and may result in the delay or loss of sales opportunities. Furthermore, export control laws and economic sanctions laws prohibit certain transactions with embargoed or sanctioned countries, governments, persons and entities. These sanctions laws with which we must comply may also change rapidly from time to time as a result of geopolitical events, such as the imposition of sanctions on Russia as a result of the conflict between Russia and Ukraine. Although we take precautions to prevent unlawful transactions and business relationships with sanction targets, the possibility exists that we could inadvertently provide our products and services to persons or entities prohibited by U.S. and other global sanctions regimes. This could result in negative consequences to us, including government investigations, enforcement actions resulting in civil and/or criminal penalties and reputational harm.

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

As a multinational organization, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, or challenges to our tax positions by tax authorities, any of which could have a material adverse effect on our liquidity, financial condition or operating results. We also may invest in companies located in jurisdictions outside the United States, and these investments may result in complex U.S. or non-U.S. tax consequences. New global tax developments may have a material impact to our business, cash flows, or financial results. Such developments, may include certain Organization for Economic Co-operation and Development's proposals including the implementation of global minimum tax under the Pillar Two model rules, the European Commission’s and certain major jurisdictions’ heightened interest in and taxation of companies participating in the digital economy. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, or assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable nexus, often referred to as a “permanent establishment” under international tax treaties, any of which could have a material impact on us, our financial condition or our operating results.

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

We generated net losses of $8.5 million for the nine months ended September 30, 2025 and net losses of $0.4 million for the nine months ended September 30, 2024. As of September 30, 2025 we had an accumulated deficit of $808.3 million. We will need to generate and sustain increased revenue levels in future periods to become consistently profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We have spent and intend to continue to expend significant funds on our marketing, sales, customer service, and general and administrative operations, the development and enhancement of our customer platform, scaling our data center infrastructure and services capabilities and expanding into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly

Report on Form 10-Q, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may decrease significantly.

From time to time, we may invest funds in social impact investment funds, and may receive no return on our investment or lose our entire investment.

From time to time, we may invest in social impact investment funds. As of September 30, 2025, we have invested $12.2 million in the Black Economic Development Fund and $7.5 million in support of Minority Depository Institutions to help close the racial wealth, health and opportunity gap. There is no guarantee as to the performance of this investment or any similar investments we make in the future. Depending on the performance of this investment and future investments we may make, we may not receive any return on our investment or we may lose our entire investment, which could have an adverse effect on our business.

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

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share, our stock price has ranged from $25.79 to $866.00 through September 30, 2025. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Climate-related risks, regulatory compliance and evolving stakeholder expectations may impact our business.

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

In addition to physical risks, regulatory developments, evolving market dynamics and stakeholder expectations regarding climate change may impact our business, financial condition and results of operations. We are working to align our reporting with recognized disclosure standards such as the Financial Stability Board’s Task Force on Climate-Related Financial Disclosures, the Sustainability Accounting Standards Board and the Global Reporting Initiative, as well as new disclosure requirements from regulators. For example, we may be subject to California’s recently enacted climate disclosure laws, which will require in-scope companies to report on greenhouse gas emissions and climate-related financial risks. The future of these laws is uncertain given pending litigation, and the California Air Resources Board, which has been tasked with implementing the climate-disclosure laws, has not yet released implementing regulations. Collecting, measuring and reporting sustainability information and metrics can be resource-intensive and time-consuming, requiring new systems and processes. These efforts may also expose us to operational challenges, reputational scrutiny, and legal and other risks as expectations continue to evolve.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share repurchases of the Company’s common stock for the three months ended September 30, 2025 were as follows (in thousands, except share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
July 1, 2025 to July 31, 2025	228,807	$546.33	228,807	$250,000
August 1, 2025 to August 31, 2025	400,807	$444.57	400,807	$71,814
September 1, 2025 to September 30, 2025	150,497	$477.25	150,497	$—
	780,111		780,111

(1) Average price paid per share includes costs associated with the repurchases.

(2) In May 2025, the Company’s Board of Directors authorized a share repurchase program for the repurchase of shares of the Company’s common stock, in an aggregate amount of up to $500 million over a period of up to 12 months. All repurchases under the program are made in the open market pursuant to 10b5-1 plans. Refer to Note 14 to the consolidated financial statements contained within this Quarterly Report on Form 10-Q for additional information related to our share repurchases.

Item 3. Defaults on Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Securities Trading Plans of Directors or Executive Officers

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified the amount, pricing or provisions in a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading agreement” (each as defined in Item 408 of Regulation S-K).

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

November 5, 2025