Form 10-K
period 2025-12-31
HUBSPOT INC
filed 2026-02-11
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

c

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on June 30, 2025, as reported by the New York Stock Exchange on such date was approximately $28,297,314,702. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

On February 6, 2026, the registrant had 52,740,536 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
•
limitations on us due to obligations we have under the credit facility;
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
•
the impact of our 2026 Share Repurchase Program;
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

PART 1

ITEM 1. BUSINESS

Overview

We provide an agentic customer platform that helps marketing, sales, and customer service teams drive business growth. We deliver seamless connection for customer-facing teams with a unified platform that includes three layers: Artificial Intelligence ("AI")-powered agents and engagement hubs, a Smart customer relationship management product (“CRM”), and a connected ecosystem supporting the customer platform with a marketplace of integrations, templates, expert partners, a community network, and an academy of educational content.

Our AI-powered agents and engagement Hubs that enable companies to attract, engage, and delight customers throughout the customer lifecycle include Marketing, Sales, Service, Operations, Content and Commerce. The Smart CRM is the foundational context layer that combines customer data with AI to power the entire customer platform with unified customer profiles and tools to manage and govern your team and business processes.

We focus on selling to mid-market business-to-business (“B2B”) companies, which we define as companies that have between 2 and 2,000 employees, and aim to be the best at applying AI to help them grow. We primarily sell our customer platform on a subscription basis. In 2025, our total revenue was $3.1 billion and we generated a net income of $45.9 million. As of December 31, 2025, we had 8,882 full-time employees and 288,706 Customers, as defined in our Key Business Metrics in Item 7, of varying sizes in more than 135 countries.

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

Designed to Help Companies Grow Better. Our customer platform was crafted from the ground up to enable businesses to transform their marketing, sales, services, operations, commerce and content management playbook to meet the demands of customers today. Our customer platform includes a system of record for maintaining a unified view of the customer experience, a system of engagement for efficiently engaging customers through search engine optimization (“SEO”), and answer engine optimization (“AEO”), AI-powered content creation, web content, social, blogging, email, marketing automation, messaging, support ticketing, knowledge base, conversation routing, video hosting, deal progression, prospecting, data enrichment, and an end-to-end commerce solution which enables customers to use AI-powered configure-price-quote (“CPQ”) capabilities, automated billing, and payment processing to streamline the end-to-end quote-to-cash process with fewer tools. Our AI agents extend the platform with AI teammates that do real work, like researching accounts, enriching data, answering support questions, and qualifying leads.

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

Power of a Unified Customer View. At the core of our customer platform is a unified data platform for each business that captures its lead and customer activity throughout the customer lifecycle – this is our Smart CRM. Our Smart CRM uses AI to automatically enrich customer records, maintain data quality, and provide unified customer context that powers personalized experiences across all engagement channels. Our Smart CRM also creates a unified timeline incorporating all the interactions across the business with a particular customer. In contrast to many CRM suites which are cobbled together, we have crafted a set of core functionalities, including reporting, content, messaging, data, AI assistance and automation, which run across our engagement Hubs.

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

Our Competitive Strengths

We believe that our market leadership position is based on the following key strengths:

Leading Platform. We have designed and built a world-class customer platform. We believe our customers choose our customer platform over others because of its powerful, integrated, and easy-to-use applications. We built HubSpot on a single, unified, and intuitive platform, which we believe contrasts positively with many other CRM suites. We are also investing in powerful AI capabilities and agents across all our engagement hubs and the Smart CRM in order to strengthen the customer platform even further, ensuring that customers can work smarter.

Customer-centric DNA. We have a company culture that prioritizes serving customers and meeting their needs to help them grow better. This informs the product features we offer, the way we go-to-market across our engagement Hubs and also how we price and package our offerings. This customer-centricity is a key differentiator and enables us to continuously innovate.

Market Leadership and Strong Brand. We are a recognized thought leader in the cloud-based marketing, sales, customer service, operations, content management, and commerce software industry with a leading brand. Our founders, Brian Halligan and Dharmesh Shah, wrote the best-selling marketing book Inbound Marketing: Get Found Using Google, Social Media and Blogs. We have now pioneered a fundamentally different way of doing marketing in an AI era with “Loop Marketing”. Our customer platform experience attracts, engages, and delights customers by being more relevant, more helpful, more personalized, and less interruptive than traditional marketing and sales tactics. Our INBOUND event is one of the largest marketing and sales industry conference events. In 2025, we had over 13,000 registered in-person attendees and over 550,000 livestreams and on-demand views across our ecosystem.

Large and Growing Solutions Partner Program. A Solutions Partner is a service provider that helps businesses with strategy, execution, and implementation of go-to-market activities and technology solutions. Our Solutions Partners promote our brand and offer our customer platform to their customers. Solutions Partners and customers referred to us by our Solutions Partners represented approximately 25% of our Customers as of December 31, 2025, and approximately 49% of our revenue for the year ended December 31, 2025. These Solutions Partners help us to promote the vision of the HubSpot experience, efficiently reach new mid-market businesses at scale, and provide our mutual customers with more diverse and higher-touch services.

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

Increase Revenue from Existing Customers. With 288,706 Customers in more than 135 countries spanning many industries, we believe we have a significant opportunity to increase revenue from our existing customers. We plan to increase revenue from our existing customers by expanding their use of our customer platform by upselling additional offerings and features, including our end-to-end commerce solution, adding additional users, and cross-selling our customer platform to existing customers through touchless or low touch in-product purchases. Our scalable pricing model allows us to capture more spend as our customers grow, increase the number of their customers and prospects managed on our customer platform, and offer additional functionality available from our higher price tiers and add-ons, providing us with a substantial opportunity to increase the lifetime value of our customer relationships.

Keep Expanding Internationally. There is a significant opportunity for our customer platform outside of the United States. As of December 31, 2025, approximately 53% of our Customers were located outside of the United States and these Customers generated approximately 48% of our total revenue for the year ended December 31, 2025. We sell to those international Customers from our U.S., European, Asia Pacific, and South American based operations. We intend to grow our presence in international markets through additional investments in local sales, marketing and professional service capabilities, as well as by leveraging our Solutions Partner network. We have significant website traffic from regions outside the United States, and we believe that markets outside the United States represent a significant growth opportunity.

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

Selectively Pursue Acquisitions. We will continue to selectively pursue acquisitions of complementary businesses, technologies and teams that would allow us to add new features and functionalities to our customer platform and accelerate the pace of our innovation, while continuing to stay focused on the customer experience.

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

Breeze. Breeze is our AI that powers the customer platform, including our Smart CRM, engagement Hubs, and the connected ecosystem. Breeze is designed to enhance efficiencies for customer-facing teams by providing AI-powered insights, automation, content generation, and data enrichment. Breeze includes Breeze Assistant, a go-to-market assistant to boost productivity and make work easier, and Breeze Agents to help teams automate work, end-to-end, from strategy to execution.

Marketing Hub. Marketing Hub is an all-in-one toolset for marketers to create brand awareness, influence deals, and orchestrate marketing campaigns towards sales readiness over the entire customer lifecycle. Features include: marketing automation and email, social media, SEO, AEO, and reporting and analytics.

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

Commerce Hub. Commerce Hub is a B2B commerce suite that helps streamline the opportunity-to-cash process for businesses to get paid faster, increase revenue and save time. It includes an end-to-end payment solution (“Payments”) which enables customers to accept electronic funds transfers (e.g. credit card payments) from their customers in less time and with fewer tools. With Payments, our customer's customer can buy and pay directly on a website, an email, or chat. Features include: payment links, invoices, quotes, subscription management, automation and revenue reporting.

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

Customer Success. Our customers have access to a Customer Success Manager (“CSM”), Partner Development Manager ("PDM") or digital channels through our academy of educational content which are responsible for our customers’ long term success, retention and growth on our customer platform. Depending on the customer spend, they will either have a dedicated CSM, or are serviced primarily by digital and community forums. Our CSMs address the unique needs and goals of our customers through a series of ongoing interactions and strategy calls on how to best use our customer platform. Our PDMs play a similar role as our CSMs, but focus on the growth and success of our Solutions Partners. The Solutions Partner’s customers have oversight through CSM and work collaboratively with the PDM to help the Solutions Partner’s customers get the most value from our platform and the Solutions Partner’s services. Additionally, we embed Solution Architects with some customers to help them adapt their processes to be AI native and adopt HubSpot AI to run those processes.

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

Professional Services. We offer professional services to educate and train customers on how to leverage our customer platform to transform how their business attracts, engages and delights customers. Depending on which Hubs and services a customer purchases, they receive onboarding guidance in the product and in some cases receive one-on-one training from one of our on-boarding, inbound consultants, or technical consultants by web meetings. Customers can purchase additional group training and education in online or in-person classes (when offered). We also offer in-app training modules that customers can use as part of their on-boarding. Our professional services are also available to customers who need additional assistance on a one-time or ongoing basis for an additional fee. Depending on the scope of work and the services a customer needs help with, we might recommend they work with our Solutions Partner ecosystem.

Our Customers

As of December 31, 2025, we had 288,706 Customers in more than 135 countries, representing many industries. No single customer represented more than ten percent of our revenue in 2025, 2024, or 2023.

Our Technology

Our Customers have chosen us as their customer platform, which we architected and built to be secure, highly distributed and highly scalable. Since our founding, we have embraced rapid, iterative product development lifecycles, cloud automation and open-source technologies, including big data platforms, as well as AI, to power marketing, sales, service, data, commerce, and content management programs and provide insights not previously possible or available.

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

Marketing and Sales

We believe we are a global leader in developing and implementing cutting-edge marketing strategies. We started with inbound experience in marketing and sales. Over the past year we formalized and launched the marketing playbook for the AI era: Loop Marketing. HubSpot’s marketing team has been the leading practitioner of Loop marketing and the modern tactics such as AEO, AI Personalization, and AI enabled content production. We believe that our Loop marketing model combined with our AI lead sales model provides us with a competitive advantage, especially when targeting mid-market businesses, because we can attract and engage these businesses efficiently and at scale by leveraging AI-enhanced engagement strategies.

Marketing. Our marketing team attracts new leads and users each month through our industry-leading media network, AI-powered tools and applications, large social media following, high search engine and answer engine presence. We recognize that AI is fundamentally changing how consumers discover and engage with content, and we are actively integrating these technological advances to enhance our marketing capabilities while maintaining the human-centric approach that defines HubSpot marketing. We believe we have pioneered the Loop Marketing playbook to lead the AI revolution in marketing. In addition, we are generating leads for new and add-on product purchases through content and offers delivered through our customer platform to existing customers, optimized through machine learning and predictive analytics.

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

Human Capital Management

Helping millions of organizations grow better requires a truly remarkable team. We take a thoughtful approach to talent attraction and retention in order to build a mission-driven culture, where people can do their best work. HubSpot is proud to have been named on notable sublists such as Forbes America’s Dream Employers, Forbes Best Company for Women, TIME America’s Best Midsize Companies, Newsweek Most Trustworthy Companies, and several Comparably Best Company lists (including Best Company for Women, Best Company for Diversity, Best Company for Leadership, Best Teams Engineering and Best Company Outlook). We view these recognitions as reflections of our employees’ experiences and indicators that our culture continues to evolve in ways that support long-term, sustainable performance.

As part of our commitment to responsible growth, we are also honored to be included on sustainability-focused lists such as TIME World's Most Sustainable Companies 2025 and Newsweek America's Greenest Companies 2026. These recognitions reinforce our focus on transparent business practices and building an enduring, environmentally responsible company.

•
Intentionally Distributed Workforce. As of December 31, 2025, we had 8,882 full-time employees. Of these, 5,724 were in the Americas, 2,480 were in Europe, and 678 were in the Asia Pacific region. We have been intentional in building a work model that leans into flexibility, giving our employees the opportunity to work in a way that works best for them, while enabling effective and productive work. Aligned with previous years, substantially all of our employees can elect to work primarily from their home, in one of our offices, or split their time between home and office.
•
Culture and Values. We obsess over our culture and craft our culture just like we craft our customer platform. Our mission is to help millions of organizations grow better and as a result, customer centricity, and putting the customer first, are fundamental in creating a company that lasts. A copy of our Culture Code can be found at: https://network.hubspot.com/slides/the-hubspot-culture-code.
•
Belonging. Belonging is a core pillar of our talent strategy and a key driver of performance. We believe that when people are seen, valued, and respected, individual brilliance becomes collective strength. Our belonging strategy centers on representation, diversity of thought, inclusion, and equity—reflecting our view that inclusive teams fuel stronger innovation, better performance, and a more connected employee experience.
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
•
Social Impact. Our social impact work is focused on powering digital prosperity in the communities where our employees live and work. We do this through employee volunteering and giving initiatives, as well as through our newly launched signature social impact program, We Are All Entrepreneurs. This program is designed to support early-stage entrepreneurs in learning how to better leverage technology to grow their businesses. It combines asynchronous learning, live expert-led sessions, and mentorship from HubSpot employees to help make business technology more accessible to all entrepreneurs. With an intentionally distributed workforce, we have the opportunity to drive meaningful impact across the globe. We offer accessible and flexible ways for employees to engage in causes that matter to them, including micro-volunteering, mentoring, virtual volunteering, office-based drop-in events, offsite volunteering, and matching campaigns.
•
Employee Engagement and Feedback. We administer an employee engagement survey, to assess and understand employee engagement and the effectiveness of our organization. The survey also enables us to provide data to leaders across the organization, empowering them to identify, address, and monitor feedback at the department and team level. These insights shape both short term actions and long term people strategies, ensuring we remain responsive to employee needs and business priorities.

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
•
use of evolving AI technologies;
•
AI agents and automation capabilities that handle end-to-end workflows;
•
unified data platform with AI-powered data quality and enrichment;

•
AEO and AI-native marketing capabilities;
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
•
content management systems;
•
email marketing software vendors;
•
sales automation software vendors;
•
CRM software vendors;
•
customer service platform vendors;
•
CPQ and billing solution providers;
•
commerce and payments solution providers;
•
data enrichment vendors;
•
AI agent and providers;
•
AI-native CRM and workflow automation startups; and
•
large-scale enterprise suites.

In addition, instead of using our customer platform, some prospective customers may elect to combine disparate point applications, such as content management, marketing automation, analytics, social media management, ticketing, and conversational bots.

Intellectual Property

Our ability to protect our intellectual property, including our technology, will be an important factor in the success and continued growth of our business. We protect our intellectual property through trade secrets law, copyrights, trademarks, patents, and contracts. Some of our technology relies upon third-party licensed intellectual property. We have 34 issued U.S. Patents and 35 patents applications pending. We intend to pursue and are pursuing additional patent protection to the extent we believe it would be beneficial and cost-effective.

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

Item 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Annual Report on Form 10-K and in our other public filings before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K and in our other public filings. The trading price of our common stock could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

Risks Related to Our Business and Strategy

We are dependent upon customer renewals, the addition of new customers, increased revenue from existing customers and the continued growth of the market for a customer platform.

We derive, and expect to continue to derive, a substantial portion of our revenue from the sale of subscriptions to our customer platform. The market for marketing, sales, service, operations, commerce and customer management products is still evolving, and competitive dynamics may cause pricing levels to change as the market matures and as existing and new market participants introduce new types of point applications and different approaches to enable businesses to address their respective needs. As a result, we may be forced to, or strategically choose to, reduce the prices we charge for our platform and may be unable to renew existing customer agreements or enter into new customer agreements at the same prices and upon the same terms that we have historically. In addition, our growth strategy involves a scalable pricing model (including freemium versions of our products and our recent seats-based and consumption-based pricing model changes) intended to provide opportunities to increase the value of our customer relationships over time, including as customers expand their use of our platform, or we sell to other parts of their organizations, cross-sell additional products and seats through touchless or low touch in product purchases, and upsell additional offerings and features. Our consumption-based pricing strategies are novel and evolving. Due to customer flexibility in the timing of their use of our platform, we could have less predictability from our consumption-based products than we do for our subscription-based products, and there is a risk that customers could use our consumption-based products at lower levels than we expect. If our scalable pricing and cross-selling efforts are unsuccessful or if our existing customers do not expand their use of our platform or adopt additional offerings and features, or if the anticipated benefits from scalable pricing take longer to realize or are not realized at all, our revenue and operating results may suffer.

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

We face intense competition from other software companies in the market we operate that provide interactive marketing services. Competition could significantly impede our ability to sell subscriptions to our customer platform on terms favorable to us. Our current and potential competitors may develop and market new technologies including as a result of new or better use of evolving AI technologies, whether through greater investments in AI development, access to higher quality training datasets, or more advanced AI models, that render our existing or future products less competitive, or obsolete. We may also face greater competition from non-specialist solutions relying on generic large language models (“LLMs”), generative AI and general-purpose agents to address a broad range of business needs. As we attempt to sell our products and solutions to new and existing customers, we must convince them that our products and solutions are superior to other solutions available to their organizations, including generic LLMs, software created using natural language prompts and generative AI (referred to as vibe coding) and other emerging technologies. In addition, if these competitors develop products with similar or superior functionality to our platform, we may need to decrease the prices or accept less favorable terms for our platform subscriptions in order to remain competitive. If we are unable to maintain our pricing due to competitive pressures, our margins will be reduced and our operating results will be negatively affected.

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

Our headcount and operations continue to grow. For example, we had 8,882 full-time employees as of December 31, 2025 and 8,246 as of December 31, 2024. To date, we have opened several international offices. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We expect to continue to grow headcount and operations over the long-term. We anticipate future growth will be required over the long term to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. Furthermore, as many of our employees work remotely from geographic areas across jurisdictions where we have offices pursuant to our hybrid workplace model, which provides our employees with the option to be fully remote, work full-time from one of our offices, or have the flexibility to work both in the office and remotely, we may need to reallocate our investment of resources and closely monitor a variety of local regulations and requirements, including local tax laws. We may experience unpredictability in our expenses and employee work culture. If we experience any of these effects in connection with future growth, if our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating new employees, or retaining our existing employees, it could materially impair our ability to attract new customers, retain existing customers and expand their use of our platform, all of which would materially and adversely affect our business, financial condition and results of operations.

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

Our future success depends on our ability to adapt and innovate our customer platform. To attract new customers and increase revenue from existing customers, we need to continue to enhance and improve our offerings to meet customer needs at prices that our customers are willing to pay. Such efforts will require adding new functionality and responding to technological advancements, including AI and machine learning, which will increase our research and development costs. Further, any third-party AI technologies leveraged in our products and services may not be available on commercially reasonable terms or at all and any loss of rights to use such technologies may significantly increase our expenses or otherwise disrupt or delay the provisioning of our products and services to customers. If we are unable to develop, license or acquire new applications that address our customers’ needs, or to enhance and improve our platform in a timely manner, we may not be able to maintain or increase market acceptance of our platform. Our ability to grow is also subject to the risk of future disruptive technologies. Access and use of our customer platform is provided via the cloud, which, itself, was disruptive to the previous enterprise software model. If new technologies emerge that are able to deliver marketing software and related applications at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely affect our ability to compete.

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

To remain competitive, we must continue to develop new product offerings, applications, features and enhancements to our existing customer platform. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we are unable to develop our platform internally due to certain constraints, such as high employee turnover, lack of management ability or a lack of other research and development resources, we may miss market opportunities. Further, many of our competitors expend a considerably greater amount of funds on their research and development programs, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. Our failure to maintain adequate research and development resources, including recruiting and retaining highly qualified personnel, (particularly with AI and machine learning backgrounds), or to compete effectively with the research and development programs of our competitors could materially adversely affect our business.

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

The Company’s inability, for technological, legal or other reasons, some of which may be beyond the Company’s control, to enhance, develop, introduce and monetize products and services in a timely manner, or at all, in response to changing market conditions or customer requirements could have a material adverse effect on the Company’s business, results of operations and financial condition or could result in its products and services not achieving market acceptance or becoming obsolete. In addition, if the Company fails to deliver a compelling customer experience or accurately predict emerging technological trends and the changing needs of customers and end users, or if the features of its new products and services do not meet the demands of its customers or are not sufficiently differentiated from those of its competitors, the Company’s business, results of operations and financial condition could be materially harmed.

Uncertainty around new and emerging AI applications such as agentic AI technologies and generative AI content creation, including Breeze, may require additional investment in the development or acquisition of proprietary datasets, machine learning models and other AI systems to test for accuracy, bias and other variables, which are often complex. Development of new approaches and processes to provide attribution or remuneration to content creators and building and/or integrating systems that enable creatives to have greater control over the use of their work in the development of AI may be costly and could impact our profit margin if we are unable to monetize such assets. In addition, AI technologies, including agentic and generative AI tools, may create content, analyses or recommendations without human intervention that take or suggest actions based on incomplete or inaccurate data, “hallucinatory” inferences, or flawed training inputs, or contain copyrighted or other protected material, and if our customers or others use this flawed or protected content or materials to their detriment, we may be exposed to brand or reputational harm, competitive harm, and/or legal liability. Developing, testing and deploying AI systems may also increase the cost profile of our offerings due to the nature of the computing costs involved in such systems.

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

There are inherent risks in integrating and managing acquisitions. If we acquire additional businesses, we may not be able to assimilate or integrate the acquired personnel, operations and technologies successfully or effectively manage the combined business following the acquisition and our management may be distracted from operating our business. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including: unanticipated costs or liabilities associated with the acquisition; incurrence of acquisition-related costs, which would be recognized as a current period expense; the inability to generate sufficient revenue to offset acquisition or investment costs; the inability to maintain relationships with customers and partners of the acquired business; the difficulty of incorporating acquired technology and rights into our platform and of maintaining quality and security standards consistent with our brand; delays in customer purchases due to uncertainty related to any acquisition; the need to integrate or implement additional controls, procedures and policies; challenges caused by distance, language and cultural differences; harm to our existing business relationships with business partners and customers as a result of the acquisition; the potential loss of key employees; use of resources that are needed in other parts of our business and diversion of management and employee resources; and use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition. Acquisitions also increase the risk of unforeseen legal and compliance liabilities, including for potential violations of applicable law or industry rules and regulations, arising from prior or ongoing acts or omissions by the acquired businesses which are not discovered by due diligence during the acquisition process, including data handling, cybersecurity risks and privacy violations. Generally, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our business, results of operations or financial condition.

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
•
perceptions of U.S.-based companies in the regions where we operate or plan to operate;
•
perceptions of regions or governments in the regions where we operate or plan to operate, resulting in negative publicity or reputational harm;
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

Social and ethical issues relating to the use of new and evolving technologies such as AI in our offerings, may result in reputational harm and liability, and may cause us to incur additional research and development costs to resolve such issues. We are increasingly building AI into many of our offerings, including early-stage agentic and generative AI features. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to their perceived or actual impact on human rights, privacy, employment, or in other social contexts, we may experience brand or reputational harm, competitive harm or legal liability. Potential government regulation related to AI use and ethics may also increase the burden and cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our products and services. The rapid evolution of AI will require the application of resources to develop, test and maintain our products and services to help ensure that AI is implemented ethically in order to minimize unintended, harmful impact.

Risks Related to Employee Matters

If we cannot maintain our company culture as we experience changes in our workforce, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success and our business may be harmed.

We believe that a critical component to our success has been our company culture, which is based on transparency and personal autonomy. We have invested substantial time and resources in building our team within this company culture. We offer a hybrid workplace model, which means our employees have the option to be fully remote, work full-time from one of our offices, or work both in the office and remotely. Preservation of our corporate culture has been made more difficult as the majority of our workforce works from home. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. As we grow and continue to develop our company infrastructure, and experience organizational change, we may find it difficult to maintain these important aspects of our company culture and our business may be adversely impacted.

We rely on our management team and other key employees, and the loss of one or more key employees could harm our business.

Our success and future growth depend upon the continued services of our management team, including our co-founder, Dharmesh Shah, our chief executive officer, Yamini Rangan, and other key employees in the areas of research and development, marketing, sales, services, operations, and general and administrative functions. From time to time, there may be changes in our management team resulting from the hiring or departure of executives, which could disrupt our business. We also are dependent on the continued service of our existing software engineers and information technology personnel because of the complexity of our platform, technologies and infrastructure. We may terminate any employee’s employment at any time, with or without cause, and any employee may resign at any time, with or without cause. We do not have employment agreements with any of our key personnel. The loss of one or more of our key employees could harm our business.

The failure to attract and retain additional qualified personnel could prevent us from executing our business strategy.

To execute our business strategy, we must attract and retain highly qualified personnel. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing and managing cloud-based software, or with AI and machine learning backgrounds, as well as for skilled information technology, marketing, sales and operations professionals, and we may not be successful in attracting and retaining the professionals we need. Also, our customer platform domain experts are very important to our success and are difficult to replace. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and difficulty in retaining highly skilled employees with appropriate qualifications worldwide, particularly for engineers with experience in AI. Many of the companies with which we compete for experienced personnel have greater resources than we do. Other companies that continue to offer a remote or hybrid work environment may increase the competition for such employees from employers outside of our traditional office locations. In addition, if we choose to no longer offer a remote or hybrid work environment, we may face more difficulty in retaining our workforce. Further, labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, and workforce participation rates. In addition, if our reputation were to be harmed, whether as a result of media, legislative, or regulatory scrutiny or otherwise, it could make it more difficult to attract and retain personnel that are critical to the success of our business.

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

Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the software industry may harm us. The United States and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, volatility in the banking sector, changes in the labor market, supply chain disruptions, bankruptcies, inflation and overall uncertainty with respect to the economy, including with respect to trade issues, such as trade wars, tariffs or other trade restrictions or the threat of such actions. For example, on October 1, 2025, the U.S. federal government shut down through November 12, 2025, suspending services deemed non-essential as a result of the failure by Congress to enact regular appropriations for the 2026 fiscal year. If we experience another government shutdown , it could result in increased uncertainty and volatility in the global economy and financial markets which could have an adverse effect on our business. Weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs or other trade restrictions, trade agreements, trade wars or governmental fiscal, monetary and tax policies, among others, could adversely impact our business, financial condition and operating results. Further, weak market conditions have, and could in the future result in, impairment of our investments and long-lived assets.

Further, the economies of countries in Europe have been experiencing weakness associated with high sovereign debt levels, weakness in the banking sector, uncertainty over the future of the Eurozone and volatility in the value of the pound sterling and the Euro and instability resulting from the ongoing conflicts between Russia and Ukraine and in Israel, Gaza, Iran, and in Venezuela. The effects of such conflicts, including any resulting sanctions, export controls or other restrictive actions that may be imposed against governmental or other entities in, for example, Russia, have in the past contributed and may in the future contribute to disruption, instability and volatility in the global markets. We have operations, as well as current and potential new customers, throughout Europe. If economic conditions in Europe and other key markets for our platform continue to remain uncertain or deteriorate further, it could adversely affect our customers’ ability or willingness to subscribe to our platform, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, all of which could harm our operating results.

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

Any damage to, or failure of, the systems of our third-party providers could result in interruptions to our platform. Despite precautions taken at our data centers, the occurrence of spikes in usage volume, a natural disaster, such as earthquakes or hurricane, an act of terrorism, geopolitical conflict, vandalism or sabotage, a disruptive cyber-attack, a decision to close a facility without adequate notice, power or telecommunications failures or other unanticipated problems at a facility could result in lengthy interruptions in the availability of our on-demand software. Similarly, security vulnerabilities or data breaches with our third-party providers could impact the security and availability of our platform. In the event that any of our third-party facilities arrangements is terminated, or if there is a lapse of service or damage to a facility, we could experience interruptions in our platform as well as delays and additional expenses in arranging new facilities and services. Even with current and planned disaster recovery arrangements, our business could be harmed. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue credits or cause customers to fail to renew their subscriptions, any of which could materially adversely affect our business.

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

Additionally, our customers need to be able to access our platform at any time, without interruption or degradation of performance. AWS runs its own platform that we access, and we are, therefore, vulnerable to service interruptions at AWS. We have experienced, and expect that in the future we may experience interruptions, delays and outages in service and availability due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Moreover, as a result of the increasing use and deployment of AI technologies, infrastructure capacity requirements, including network capacity and, computing power and energy requirements, may increase which could lead to an increase in service interruptions we experience. In some instances, including because we do not control our service providers, we may not be able to identify the cause or causes of these problems within a period of time acceptable to our customers. Additionally, as our business continues to grow, to the extent that we do not effectively address capacity constraints, through our providers of cloud infrastructure, our results of operations may be adversely affected. In addition, any changes in service levels from our service providers may adversely affect our ability to meet our customers’ requirements, result in negative publicity which could harm our reputation and brand and may adversely affect the usage of our platform.

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

Our operations involve the storage and transmission of data of our customers and their customers, including personal data. Our storage is typically the sole source of record for portions of our customers’ businesses and end user data, such as initial contact information and online interactions. While we have security measures in place designed to protect our production and development environments and other systems, maintain the integrity of customer, company, and employee information, and prevent data loss, misappropriation and other security incidents and breaches, there can be no assurance that such security measures will be effective, security incidents or data breaches could result in unauthorized access to, loss of or unauthorized disclosure of this information, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales and harm our customers and our business. Cyber-attacks and other malicious Internet-based activity continue to increase generally, and cloud-based platform providers of marketing services have been targeted. If our security measures, or those of our service providers, are compromised as a result of third-party action, employee, vendor or customer error or wrongful conduct, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business may be harmed and we could incur significant liability. Additionally, if third parties with whom we work, such as vendors or developers, violate applicable laws, our security policies or our acceptable use policy, such violations may also put our customers’ information at risk and could in turn have an adverse effect on our business. In addition, if the security measures of our customers or our service providers are compromised, even without any actual compromise of our own systems, we may face negative publicity or reputational harm if our customers or anyone else incorrectly attributes the blame for such security breaches to us or our systems. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to our customers’ data. Additionally, we provide our employees with limited access restricted via just-in-time-access controls and least privilege access models to our databases, which store our customer data, and to our APIs to facilitate our rapid pace of product development and to support our customers. If such access, unauthorized access or our own operations, cause damage, destruction or loss (including, without limitation, because of actions by a bad actor, attempts to exfiltrate customer data which attempts we have experienced in the past and could experience in the future), our systems being compromised or unintentional or accidental disclosure, or destruction of our customers’ business data, their sales, lead generation, support and other business operations may be permanently harmed. As a result, our customers may bring claims against us for lost profits and other damages, or such concerns may cause us to further limit access by our development team. Additionally, in certain of our subscription agreements with our customers, we agree to indemnify these customers against claims by a third party alleging our breach of confidentiality obligations or our misuse of customer data in violation of the subscription agreement.

Cyber-attacks, denial-of-service attacks, ransomware attacks, supply chain attacks, business email compromises, computer malware, viruses, wrongful intrusions, data breaches social engineering (including phishing), and other compromises are prevalent in our industry, the industries of certain of our service providers and our customers' industries. Like other companies in our industry, we and our third party vendors have in the past experienced threats and security incidents related to our data and systems, and we may in the future experience other threats, compromises, breaches, or incidents. Attempts to disrupt or gain unauthorized access to our and our third-party vendors’ information systems from malicious third parties or insider threats may incorporate widely varying and frequently changing tactics, which may be enhanced or facilitated by AI. Our internal computer systems and those of our current and any future strategic collaborators, vendors, and other contractors or consultants are vulnerable to damage from cyber-attacks, attacks enhanced or facilitated by AI, computer viruses, unauthorized access, natural disasters, cybersecurity threats, terrorism, geopolitical conflict, war and telecommunication and electrical failures. Accordingly, if our cybersecurity measures or those of our service providers fail to protect against unauthorized access, attacks (which may include sophisticated cyber-attacks), compromise or the mishandling of data by our employees and contractors, then our reputation, customer trust, business, results of operations and financial condition could be adversely affected. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, vulnerabilities in first- or third-party code, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. These attacks and activity are also being facilitated or enhanced by evolving technologies, including AI. This risk is increased by the difficulty of balancing rapid vulnerability patching and system availability in a large and rapidly-changing production environment. At times, we may be unable to patch all of our systems in a manner that strictly adheres to our internally prescribed timelines. The techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. Because the techniques used by threat actors who may attempt to penetrate and sabotage our computer systems change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Additionally, with the expansion of remote work and resource access, there is an increased risk that we may experience cybersecurity-related events such as phishing attacks, exploitation of any cybersecurity flaws that may exist, an increase in the number of cybersecurity threats or attacks, and other security challenges as a result of most of our employees and our service providers continuing to work remotely from non-corporate managed networks. There is also a risk of potential increase in such attacks due to cyberwarfare in connection with the ongoing global conflicts, and this could adversely affect our and our suppliers' ability to maintain or enhance key cybersecurity and data protection measures. We believe we have previously been, and may in the future become, the target of cyber-attacks, incidents, or compromises by third parties seeking unauthorized access to our or our customers' data, systems, or infrastructure, or to disrupt our operations or ability to provide our services.

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

Recent cybersecurity incidents and compromises affecting large institutions, including an incident that affected us in 2024, suggest that the risk of such events is significant, even if privacy protection and security measures are implemented and enforced. A cyber-attack, incident, or compromise could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other disruptions. These cyber-attacks could be carried out by threat actors of all types (including but not limited to nation states, organized crime, other criminal enterprises, individual actors, malicious insiders, and/or advanced persistent threat groups). In addition, we may experience intrusions on our physical premises by any of these threat actors. To the extent that any compromise, disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, incur significant costs associated with remediation and the implementation of additional security measures, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants, and our competitive position could be harmed. Any breach, loss, or compromise of personal data may also subject us to civil fines and penalties, or claims for damages either under the General Data Protection Regulation (the “EU GDPR”), the EU GDPR as incorporated into United Kingdom law, and relevant member state law in the European Union, other foreign laws, and other relevant state and federal privacy laws in the United States.

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

Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect our proprietary rights in our products and services. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Any of our trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Additionally, the intellectual property ownership and license rights surrounding AI technologies, which we are increasingly building into our product offerings, have not been fully addressed by U.S. courts or other federal, state or international laws or regulations, and the use or adoption of AI technologies in our products and services may expose us to claims of copyright infringement or other intellectual property infringement or misappropriation, violation of applicable laws or regulations, or breach of contractual obligations to which we are or may become subject. Despite our precautions, it may be possible for unauthorized third parties to copy our technology and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our offerings may be unenforceable under the laws of certain jurisdictions and foreign countries. In addition, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying and use of our technology and proprietary information may increase.

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

For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”), among other things, requires covered companies to provide disclosures to California residents and afford such individuals the ability to opt out of the sales or sharing of their personal data. New and proposed regulations implementing the CCPA continue to evolve the standards of protection required by the CCPA. In addition to increasing our potential exposure to regulatory enforcement, the CCPA also provides for violations and a limited private right of action, which may increase our exposure to civil litigation.

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

The landscape of privacy and cybersecurity regulation in the U.S. is increasingly complex. Numerous states have passed comprehensive privacy and data security laws, which impose obligations on covered businesses similar – but not identical – to those under the CCPA, and some states have passed privacy and cybersecurity laws governing specific sectors, technologies, or categories of personal data, such as laws regulating health data, children’s data, and online chatbots. Many of those states have also passed – or proposed to pass – laws and regulations that amend the standard of protection required by such laws. A number of other states have proposed similar privacy legislation, and the U.S. Congress has considered – and may reintroduce – federal privacy and cybersecurity legislation that may or may not preempt some or all of such U.S. state privacy laws, and may provide a private right of action. Through executive and legislative action, the federal government has also taken steps to restrict data transactions involving persons affiliated with China, Russia, Venezuela, and other countries of concern. For example, the Department of Justice January 8, 2025 rule on "Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” prohibits the sharing of certain sensitive personal data categories to countries of concern. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations are punishable by criminal and/or civil sanctions. The evolving complexity of privacy and data security legislation in the U.S. may complicate our compliance efforts and further increase our risk of regulatory enforcement, penalties and litigation.

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

Our use of new and evolving technologies, such as AI, may present risks and challenges that can impact our business, including by posing cybersecurity and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to reputational harm and liability.

We currently use and integrate AI technologies into our business processes and services. Development, use, and deployment of these technologies could pose cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational, and other risks and challenges that could affect our business. Specifically, risks related to bias, AI hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks such as model poisoning or data poisoning, surveillance, data leakage, loss of consensus reality, inequality, environmental harms, and other harms may flow from our development, use, or deployment of AI technologies. If we enable or use solutions that draw controversy due to perceived or actual negative societal impact or otherwise cause harm, we may experience brand or reputational harm, competitive harm, legal liability, and defensive costs and expenses.

A growing number of legislators and regulators are adopting laws and regulations addressing, and have focused enforcement efforts on the development and adoption of AI technologies and use of such technologies in compliance with ethical standards and societal expectations. Several states, including Colorado, California, and Texas passed laws that will take effect in 2026 to regulate various uses of AI, from making consequential decisions to requiring companies to disclose sources of training data for AI technologies, among other requirements. In addition, U.S. states and the federal government have a wide variety of measures to regulate various facets of AI development, deployment, and use in recent years, and it is possible that new laws and regulations will be adopted in the near future, or that existing laws and regulations may be interpreted in ways that would affect our business and the ways in which we and our customers use our AI technologies, our financial condition and our results of operations, including as a result of the cost to comply with such laws or regulations. The Trump Administration has endorsed a federal moratorium on the enforcement of certain state AI laws, including through a December 11, 2025 Executive Order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful in curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts.

Outside the U.S., lawmaking and regulation relating to AI is proceeding at a similar pace. In Europe, for example, the EU’s Artificial Intelligence Act (“AI Act”) entered into force on August 1, 2024 and, with some exceptions, and potentially evolving implementation timelines with the Digital Omnibus Regulation proposal, will begin to apply as of August 2, 2026. This legislation imposes significant obligations on providers and deployers of high-risk AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. As we continue to develop and use AI systems, which may be governed by the AI Act or other emerging regulations, we may be required to ensure higher standards of data quality, transparency, and human oversight, as well as adhere to specific ethical, accountability, and administrative requirements, some of which may increase our costs and compliance obligations. Further, potential government regulation related to AI use and ethics may also increase the cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our products and services.

The rapid evolution of AI technologies and regulatory frameworks will require the application of significant resources to design, develop, test and maintain such systems to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. The use of certain AI technologies can also give rise to intellectual property risks, including the disclosure or compromise of our confidential information or other proprietary intellectual property through the use of agentic and generative AI tools, or the ability to assert or defend ownership rights in intellectual property created with the use of agentic and generative AI tools.

Our vendors have in turn incorporated AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. The integration of AI systems, by us or by our vendors, may increase cybersecurity risk. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

Certain aspects of how our customers utilize our platform are subject to regulations in the United States, European Union and elsewhere. In recent years, U.S. and European lawmakers and regulators have expressed concern over the use of third-party cookies or web beacons for online behavioral advertising, and legislation adopted recently in the European Union requires informed consent for the placement of a cookie on a user’s device. Regulation of cookies and web beacons may lead to restrictions on our activities, such as efforts to understand users’ Internet usage. New and expanding “Do Not Track” regulations have recently been enacted or proposed that protect users’ right to choose whether or not to be tracked online. The entry into force of state law requirements to implement Universal Opt-Out Mechanisms (UOOMs) may require us to adapt our data collection, processing, and retention practices to ensure compliance with evolving privacy regulations. We are actively monitoring these developments and assessing the potential operational and financial impact of implementing the necessary technical and organizational measures to support UOOM functionality across our platforms.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. For example, on July 4, 2025, tax reform legislation included in the One Big Beautiful Bill Act was enacted in the United States. Key corporate tax provisions include the restoration of 100% bonus depreciation, allowing for the immediate expensing of domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to Global Intangible Low-Taxed Income and Foreign-Derived Intangible Income rules, amendments to energy credits, and expanded aggregation requirements for the Section 162(m) limitation on executive compensation. Any new tax laws could adversely affect our current tax position, domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our platform. Any or all of these events could adversely impact our business, cash flows and financial performance. Furthermore, as our employees continue to work remotely from geographic locations across the United States and internationally, we may become subject to additional taxes and our compliance burdens with respect to the tax laws of additional jurisdictions may increase.

We are a multinational organization faced with increasingly complex tax issues in many jurisdictions, and we could be obligated to pay additional taxes in various jurisdictions.

As a multinational organization, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, or challenges to our tax positions by tax authorities, any of which could have a material adverse effect on our liquidity, financial condition or operating results. We also may invest in companies located in jurisdictions outside the United States, and these investments may result in complex U.S. or non-U.S. tax consequences. New global tax developments may have a material impact to our business, cash flows, or financial results. Such developments, may include certain Organization for Economic Co-operation and Development's proposals including the implementation of global minimum tax under the Pillar Two model rules, and the European Commission’s and certain major jurisdictions’ heightened interest in and taxation of companies participating in the digital economy. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, or assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable nexus, often referred to as a “permanent establishment” under international tax treaties, any of which could have a material impact on us, our financial condition or our operating results.

We may not be able to utilize a significant portion of our net operating loss carryforwards, which could adversely affect our profitability.

As of December 31, 2025, we had $1.1 billion of U.S. federal and $866.1 million of state net operating loss carryforwards. U.S. federal net operating losses generated in taxable years beginning after December 31, 2017 have an indefinite carryforward and may be used to offset up to 80% of taxable income. State net operating loss carryforwards are subject to varying carryforward periods with certain states beginning to expire as early as 2026 and others conforming to an indefinite carryforward period. A portion of our state net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 and Section 383 of the Internal Revenue Code of 1986, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be further limited if we experience an “ownership change.” An ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage (by value) within a rolling three-year period. Similar rules may apply under state tax laws. We may have experienced an ownership change in the past, and future issuances of our stock or other transactions could cause an ownership change. It is possible that any such ownership change could have a material effect on the use of our net operating loss carryforwards or other tax attributes accrued prior to such ownership change, which could adversely affect our profitability.

Risks Related to Our Operating Results and Financial Condition

We have a history of losses and may not become consistently profitable or maintain or increase profitability in the future.

We generated net income of $45.9 million in 2025 and $4.6 million in 2024, and a net loss of $164.5 million in 2023. As of December 31, 2025, we had an accumulated deficit of $753.9 million. We will need to generate and sustain increased revenue levels in future periods to become consistently profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We have spent and intend to continue to expend significant funds on our marketing, sales, customer service, and general and administrative operations, the development and enhancement of our customer platform, scaling our data center infrastructure and services capabilities and expanding into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Annual Report on Form 10-K, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may decrease significantly.

From time to time, we may invest funds in social impact investment funds, and may receive no return on our investment or lose our entire investment.

From time to time, we may invest in social impact investment funds. As of December 31, 2025, we have invested $12.2 million in the National Strategic Investments Impact Fund (f/k/a the Black Economic Development Fund) and $7.5 million in support of Minority Depository Institutions to help close the racial wealth, health and opportunity gap. There is no guarantee as to the performance of this investment or any similar investments we make in the future. Depending on the performance of this investment and future investments we may make, we may not receive any return on our investment or we may lose our entire investment, which could have an adverse effect on our business.

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

Risks Related to Indebtedness

Our credit facility provides our lenders with a first-priority lien against substantially all of our assets, and contains financial covenants and other restrictions on our actions, which could limit our operational flexibility and otherwise adversely affect our financial condition.

Our credit facility restricts our ability to, among other things:

•
use our accounts receivable, inventory, trademarks and most of our other assets as security in other borrowings or transactions, unless the value of the assets subject thereto does not exceed a certain threshold;
•
incur additional indebtedness;
•
incur liens upon our property;
•
dispose of certain assets;
•
declare dividends or make certain distributions; and
•
undergo a merger or consolidation or other transactions.

Our credit facility also requires that our Consolidated Leverage Ratio (as defined in the Revolving Credit Agreement) not exceed specified levels during periods when we do not maintain investment-grade credit ratings. Our ability to comply with these and other covenants is dependent upon several factors, some of which are beyond our control.

Our failure to comply with the covenants or payment requirements, or the occurrence of other events specified in our credit facility, could result in an event of default under the credit facility, which would give our lenders the right to terminate their commitments to provide additional loans under the credit facility and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, we have granted our lenders first-priority liens against all of our assets as collateral. Failure to comply with the covenants or other restrictions in the credit facility could result in a default. If the debt under our credit facility was to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay it, which would have an immediate adverse effect on our business and operating results.

Risks Related to Our Common Stock

Our stock price may be volatile and you may be unable to sell your shares at or above the price you purchased them.

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share, our stock price has ranged from $25.79 to $881.13 through December 31, 2025. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

On February 7, 2026, our Board of Directors authorized a share repurchase program under which we are authorized to purchase up to $1.0 billion of our common stock from time to time (the “2026 Share Repurchase Program”). As of the date of filing of this report, a total of $1.0 billion remained available for repurchase under the share repurchase program. Repurchases under the 2026 Share Repurchase Program will be made in the open market, through privately negotiated transactions or other means, including pursuant to 10b5-1 plans, and in compliance with applicable securities laws and other requirements. The timing, manner, price, and amount of the 2026 Share Repurchase Program is subject to the discretion of our management. The 2026 Share Repurchase Program does not obligate us to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, without prior notice. There can be no assurance that we will repurchase shares at favorable prices. Further, our share repurchases could affect the trading price of our common stock, increase its volatility, reduce our cash reserves, and may be suspended or terminated at any time, which may result in a lower market valuation of our common stock.

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

If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could seriously harm our business and operating results. If we incur additional debt, including under the credit facility, the debt holders would have rights senior to common stockholders to make claims on our assets. Additionally, the credit facility restricts our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. The Notes are and any additional equity or equity-linked financings would be dilutive to our stockholders. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. As a result, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

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

The occurrence of regional epidemics or a global pandemic, may have an adverse effect on how we and our customers operate our businesses and our operating and financial results. Our operations may in the future be negatively affected by a range of external factors related to the pandemic that are not within our control, including the emergence and spread of more transmissible variants and the degree of transmissibility and severity thereof. The extent to which global pandemics, impact our financial condition or results of operations will depend on factors, such as the duration and scope of the pandemic, as well as whether there is a material impact on the businesses or productivity of our customers, partners, employees, suppliers and other partners. To the extent that a pandemic, harms our business and results of operations, many of the other risks described in this “Risk Factors” section, may be heightened.

Climate-related risks, regulatory compliance and evolving stakeholder expectations may impact our business.

While we seek to partner with organizations that mitigate their business risks associated with climate change, we recognize that there are inherent risks wherever business is conducted, including risks relating to the physical impact of climate change and to transitioning to a lower carbon economy. Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our offices globally may experience climate-related events at an increasing frequency, including drought, water scarcity, heat waves, cold waves, wildfires and resultant air quality impacts and power shutoffs associated with wildfire prevention. While this danger has a low-assessed risk of disrupting normal business operations, it has the potential to disrupt employees’ abilities to commute to work or to work from home and stay connected effectively. Furthermore, it is more difficult to mitigate the impact of these events on our employees to the extent they work from home. Climate-related events, including the increasing frequency of extreme weather events and their impact on the U.S.’s, Europe’s and other major region’s critical infrastructure, have the potential to disrupt our business, our third-party suppliers and/or the business of our customers, and may cause us to experience higher attrition of our employees, losses and additional costs to maintain or resume operations.

In addition to physical and transition risks, regulatory developments, evolving market dynamics and stakeholder expectations regarding climate change may impact our business, financial condition and results of operations. We are working to align our reporting with recognized disclosure standards such as the Financial Stability Board’s Task Force on Climate-Related Financial Disclosures, the Sustainability Accounting Standards Board and the Global Reporting Initiative, and we regularly monitor and prepare for new disclosure requirements that may be applicable to us (for example, the International Financial Reporting Standards S1 and S2). We may also be subject to California’s recently enacted climate disclosure laws, which will require in-scope companies to report on greenhouse gas emissions and climate-related financial risks. The future of these California laws is uncertain given pending litigation, and the California Air Resources Board, which has been tasked with implementing the climate-disclosure laws, has not yet released implementing regulations. Collecting, measuring and reporting sustainability information and metrics to comply with applicable requirements can be resource-intensive and time-consuming, requiring new systems and processes. These efforts may also expose us to operational challenges, reputational scrutiny, and legal and other risks as expectations continue to evolve.

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

Cyber Risk Management and Strategy

Under the board of directors’ and audit committee’s oversight, we have implemented and maintain a risk management program that includes processes for the systematic identification, assessment and treatment (through mitigation, transfer, avoidance and/or acceptance) of cybersecurity risks. This risk management program addresses, but is not limited to, risks identified by internal auditors and assessors, threat intelligence providers, internal stakeholders, vulnerability management programs and security management programs. We also engage external independent assessors regularly to conduct cyber risk assessments and to report both findings and recommendations to management.

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

Our CISO has over 25 years of experience working in security and infrastructure for SaaS and hosted services. She has a master's degree in cybersecurity and has maintained an active CISSP certification since 2012. Our CISO is part of our product and engineering leadership team and reports to our Senior Vice President, Engineering, who reports to our Chief Product and Technology Officer.

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

ITEM 4. Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on the New York Stock Exchange under the symbol “HUBS” since October 9, 2014. Prior to that date, there was no public trading market for our common stock. As of February 6, 2026, we had 24 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

The following graph shows a comparison of the cumulative total return for our common stock, the Nasdaq Computer Index and the S&P 500 Index for each of the last six fiscal years ended December 31, 2025. The graph assumes an initial investment of $100 in each of the Company’s common stock, the Nasdaq Computer Index and the S&P 500. Such returns are based on historical results and are not intended to suggest future performance.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
HubSpot	$100	$250	$416	$182	$366	$440	$253
S&P 500 Index	$100	$116	$148	$119	$148	$182	$212
Nasdaq Computer Index	$100	$150	$207	$133	$221	$301	$388

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2026 Annual Meeting of Stockholders

ITEM 6. [Reserved]

Not Applicable.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part I, Item 1A within this Annual Report on Form 10-K. A discussion of our financial condition, results of operations, and cash flows for the year ended December 31, 2024 compared to the year ended December 31, 2023 is included in section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 12, 2025.

Company Overview

We provide an agentic customer platform that helps marketing, sales, and customer service teams drive business growth. We deliver seamless connection for customer-facing teams with a unified platform that includes three layers: Artificial Intelligence ("AI")-powered agents and engagement hubs, a Smart customer relationship management product (“CRM”), and a connected ecosystem supporting the customer platform with a marketplace of integrations, templates, expert partners, a community network, and an academy of educational content.

Breeze is our AI that powers the customer platform, including our Smart CRM, engagement Hubs, and the connected ecosystem. Our engagement Hubs that enable companies to attract, engage, and delight customers throughout the customer lifecycle include Marketing, Sales, Service, Operations, Content and Commerce. The Smart CRM is the foundational context layer that combines customer data with AI to power the entire customer platform with unified customer profiles and tools to manage and govern your team and business processes. Our customer platform features a central database of lead and customer interactions and integrated applications designed to help businesses build their presence online, attract prospects across channels, convert prospects into leads, close leads into customers, transact with those customers, and delight them so they become promoters of those businesses.

We designed and built our customer platform to serve a broad range of customers globally. It was built to easily and seamlessly integrate third party applications to further customize to an individual company’s industry or needs. Our customer platform starts completely free and grows with our customers to meet their needs at different stages in their life-cycles. It supports multiple languages and currencies and offers an array of sophisticated features, including content partitioning at the enterprise level for companies operating in or serving multiple countries.

We focus on selling to mid-market business-to-business, or B2B, companies, which we define as companies that have between 2 and 2,000 employees. While our customer platform was built to grow with any company, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving this market segment. These mid-market businesses seek an integrated, easy-to-implement and easy-to-use solution to reach customers and compete with organizations that have larger marketing, sales, and customer service budgets. We efficiently reach these businesses at scale through our traditional and AI-enhanced engagement strategies, our Solutions Partners, and our “freemium” model. AI-enhanced engagement strategies leverage AI to personalize, automate, and optimize how businesses attract, engage, and retain customers across channels and throughout the customer lifecycle. A Solutions Partner is a service provider that helps businesses with strategy, execution, and implementation of go-to-market activities and technology solutions. Our freemium model attracts customers who begin using our customer platform through our free products and then upgrade to our paid products. As of December 31, 2025, we had 8,882 full-time employees and 288,706 Customers of varying sizes in more than 135 countries, representing many industries.

We primarily sell our customer platform on a subscription basis. Our total revenue increased to $3.1 billion in 2025, from $2.6 billion in 2024, and from $2.2 billion in 2023, representing year-over-year increases of 19% in 2025 and 21% in 2024. We had net income of $45.9 million in 2025 and $4.6 million in 2024, and net losses of $164.5 million in 2023.

We derive most of our revenue from subscriptions to our cloud-based customer platform and related professional services, which consist of customer on-boarding, training and consulting services. Subscription revenue accounted for 98% of our total revenue for the years ended December 31, 2025, 2024, and 2023. We sell multiple product plans at different base prices on a subscription basis, each of which includes our Smart CRM and integrated applications to meet the needs of the various customers we serve. We also generate revenue through usage and consumption-based models. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We also generate revenue based on the purchase of additional subscriptions, products and seats. Most of our Customers’ subscriptions are one year or less in duration.

Subscriptions are billed in advance on various schedules. Because the mix of billing terms for orders can vary from period to period, the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. Accordingly, we do not believe that change in deferred revenue is an accurate indicator of future revenue.

Many of our customers purchase on-boarding, training, and consulting services, which are designed to help customers enhance their ability to attract, engage and delight their customers using our customer platform. Professional services and other revenue, which includes revenue from Payments, accounted for 2% of total revenue for the years ended December 31, 2025, 2024, and 2023.

We have focused on rapidly growing our business and plan to continue to make investments to help us address some of the challenges facing us to support this growth, such as demand for our customer platform by existing and new customers, significant competition from other customer platform providers and related applications and rapid technological changes in our industry.

We believe that the growth of our business is dependent on many factors, including our ability to expand our customer base, increase adoption of our customer platform within existing customers, develop new products and applications to extend the functionality of our customer platform and provide a high level of customer service. We have invested and intend to continue investing for long-term growth. We intend to continue to invest in sales and marketing to support our growth, including investments in AI-enabled tools for guided selling and content generation designed to drive efficiencies and improve conversion rates. We plan to continue to invest in research and development as we continue to introduce new products and applications to extend the functionality of our customer platform, including machine learning capabilities intended to accelerate innovation and increase productivity. We intend to continue maintaining a high level of customer service and support which we consider critical for our continued success, and investing in AI to support automated ticket resolution. We also plan to continue investing in our data center infrastructure and services capabilities in order to support continued future customer growth. We also expect to continue to incur additional general and administrative expenses as a result of our growth and the infrastructure required to operate as a public company, including continued efforts to automate and streamline processes using AI-enabled tools. We expect to use our cash flow from operations to fund these growth strategies and support our business.

Global Economic Conditions

Our results of operations may be significantly influenced by general macroeconomic conditions, including, but not limited to, the impact of pandemics, geo-political conflicts, foreign currency fluctuations, interest rates, inflation, recession risks, tariffs or other trade restrictions, and existing and new domestic and foreign laws and regulations, all of which are beyond our control. Fluctuations in foreign exchange rates and inflation have had, and may continue to have an adverse impact on our financial condition and operating results in future periods. As we continue to monitor the direct and indirect impacts of these circumstances, the broader implications of these macroeconomic events on our business, results of operations and overall financial position, particularly in the long term, remain uncertain. See Part I, Item 1A. "Risk Factors" for further discussion of the impact of these general macroeconomic factors and risks on our business.

Recent Developments

Revolving Credit Facility

On February 10, 2026, we entered into a Credit Agreement with Bank of America, N.A., as the administrative agent and L/C Issuer, and the banks and other financial institutions or entities party thereto as lenders (the “Revolving Credit Agreement”). The Revolving Credit Agreement provides for (i) a five year senior secured revolving credit facility in the amount of up to $500 million and (ii) an uncommitted incremental facility subject to certain conditions. We may use the proceeds of future borrowings under the credit facility to finance working capital, capital expenditures and for other general corporate purposes, including permitted acquisitions and investments. The facility may be drawn as a Base Rate Loan (at the highest of the federal funds rate plus 0.50%, the Bank of America prime rate, or one-month Term SOFR plus 1.00%, all subject to a 1.00% floor, plus an applicable margin ranging from 0.125% to 0.875%) or Term SOFR Loan (SOFR plus an applicable margin ranging from 1.125% to 1.875%). The facility is subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate between 0.125% and 0.300% per annum on the daily undrawn balance.

Our obligations under the Revolving Credit Agreement are secured by substantially all of our assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, and, during periods when we do not maintain investment-grade credit ratings, a financial covenant that is tested quarterly and requires us to maintain a certain consolidated leverage ratio, and customary events of default.

2026 Share Repurchase Program

On February 7, 2026, our Board of Directors authorized a share repurchase program for the repurchase of shares of the company’s common stock, in an aggregate amount of up to $1.0 billion (the “2026 Share Repurchase Program”) over a period of up to 24 months.

Key Business Metrics

The following key business metrics are presented in this Annual Report on Form 10-K or in our press releases announcing our financial results which are furnished on Form 8-K. We use these key business metrics to evaluate our business, measure our performance, identify trends affecting our business and results of operations, formulate financial projections and make strategic decisions. These key business metrics may be calculated in a manner different from similar key business metrics used by other companies.

	Year Ended December 31,
	2025	2024	2023
Customers	288,706	247,939	205,091
Average Subscription Revenue per Customer	$11,414	$11,343	$11,384
Net Revenue Retention	103.5%	101.8%	103.0%

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

Net Revenue Retention. We believe that our ability to retain and expand a customer relationship is an indicator of the stability of our revenue base and the long-term value of our Customers. Net Revenue Retention is a measure of the percentage of recurring revenue retained from Customers over a given period of time. Our Net Revenue Retention for a given period is calculated by first dividing Retained Subscription Revenue by Retention Base Revenue in the given period, calculating the weighted average of these rates using the Retention Base Revenue for the period, and then annualizing the resulting rates. In 2025, we adjusted our calculation to remove the impact of commissions owed to Solutions Partners that are no longer eligible to receive commissions due to our change in duration and eligibility of lifetime commissions to better align with the value delivered to customers. We reported Net Revenue Retention of 102.2% in 2024 and 103.9% in 2023 under the previous methodology. A definition of each of the key terms used to calculate Net Revenue Retention is included below.

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

Key Components of Consolidated Statements of Operations

Revenue

We derive our revenue from two major sources, revenue from subscriptions to our customer platform and professional services and other revenue consisting mainly of on-boarding, training, consulting services fees, and Payments.

Subscription-based revenue is derived from customers using our customer platform for their marketing, sales, service, data, and content management needs. Our customer platform includes a system of record for maintaining a unified view of the customer experience, a system of engagement for efficiently engaging customers through AI agents, SEO, AEO, AI-powered content creation, web content, social, blogging, email, marketing automation, messaging, support ticketing, knowledge base, conversation routing, video hosting, deal progression, prospecting, and data enrichment. Over 2,000 integrations and applications are available for our users, across a wide range of categories, including integrations with leading social media, email, sales, video, analytics, content and webinar tools. All subscription fees that are billed in advance of service are recorded in deferred revenue. Subscription based revenue is recognized net of consideration paid to Solutions Partners when those Solutions Partners purchase the subscription to our customer platform.

Professional services and other revenue are derived primarily from customer on-boarding, training, consulting services, and Payments. Depending on which Hubs and services a customer purchases, they receive on-boarding guidance or training from technical consultants via web meetings.

Cost of Revenue, Operating and Other Expenses

Cost of Revenue

Cost of subscription revenue consists primarily of managed hosting providers and other third-party service providers, employee-related costs including payroll, benefits and stock-based compensation expense for our customer support team, amortization of capitalized software development costs and acquired technology, and allocated overhead costs, which include facilities costs, depreciation of fixed assets, and costs related to information technology.

Cost of professional services and other revenue consists primarily of personnel costs of our professional services organization, including salaries, benefits, bonuses and stock-based compensation, amortization of capitalized software development costs associated with Payments, as well as professional fees and allocated overhead costs, which we define as facilities, depreciation of fixed assets, and costs related to information technology. It also consists of costs associated with Payments and our other service offerings.

We expect that the cost of subscription and professional services and other revenue will increase in absolute dollars as we continue to invest in data center infrastructure and capitalize software development costs for new offerings to grow our business and scale with AI capabilities. As a result of these investments, over time, we expect gross margins to decline slightly, exclusive of stock-based compensation.

Research and Development

Research and development expenses consist primarily of personnel costs of our development team, including payroll, benefits and stock-based compensation expense, professional and contractor fees and allocated overhead costs. We capitalize certain software development costs that are attributable to developing new products and adding incremental functionality to our customer platform and amortize such costs as costs of subscription and cost of professional services and other revenue over the estimated life of the new product or incremental functionality, which is generally two years. We also capitalize certain development costs that are attributable to developing our internally developed software platforms and amortize such costs throughout the consolidated statement of operations over the estimated life of our internally developed software platforms, which is generally five years. We focus our research and development efforts on improving our products and developing new ones, delivering new functionality and enhancing the customer experience. We believe delivering new functionality for our customers is an integral part of our solution and provides our customers with access to a broad array of options and information critical to their marketing, sales, and customer service efforts. We expect to continue to make investments in and expand our offerings to enhance our customers’ experience and satisfaction and attract new customers. Over time, we expect research and development expenses to increase in absolute dollars as we continue to increase the functionality of our customer platform and decline as a percentage of total revenue, exclusive of stock-based compensation expense.

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

Restructuring

Restructuring expenses primarily consist of variable lease costs related to properties vacated under our restructuring plan. On January 25, 2023, our board of directors authorized a restructuring plan (the “Restructuring Plan”) that was designed to reduce operating costs and enable investment in key opportunities for long-term growth while driving continued profitability. The Restructuring Plan included a reduction of the our workforce by approximately 7% and a global lease consolidation to create higher density across our workspaces. Future variable facilities related costs for vacated properties will continue to be recorded to restructuring charges. See Note 18 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

Results of Operations

The following tables set forth certain consolidated financial data in dollar amounts and as a percentage of total revenue.

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Revenue:
Subscription	$3,063,917	$2,569,546	$2,123,479
Professional services and other	67,349	57,997	46,751
Total revenue	3,131,266	2,627,543	2,170,230
Cost of revenue:
Subscription	445,336	336,878	283,675
Professional services and other	63,151	56,387	54,687
Total cost of revenue	508,487	393,265	338,362
Gross profit	2,622,779	2,234,278	1,831,868
Operating expenses:
Research and development	905,943	778,714	617,745
Sales and marketing	1,379,376	1,218,844	1,068,560
General and administrative	326,045	300,332	249,649
Restructuring	4,036	3,990	96,843
Total operating expenses	2,615,400	2,301,880	2,032,797
Income (loss) from operations	7,379	(67,602)	(200,929)
Other income (expense)
Interest income	66,218	82,706	58,828
Interest expense	(876)	(3,721)	(3,801)
Other (expense) income, net	(3,258)	17,294	(4,673)
Total other income	62,084	96,279	50,354
Income (loss) before income tax expense	69,463	28,677	(150,575)
Income tax expense	(23,552)	(24,049)	(13,935)
Net income (loss)	$45,911	$4,628	$(164,510)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Subscription	98%	98%	98%
Professional services and other	2	2	2
Total revenue	100	100	100
Cost of revenue:
Subscription	14	13	13
Professional services and other	2	2	3
Total cost of revenue	16	15	16
Gross profit	84	85	84
Operating expenses:
Research and development	29	30	28
Sales and marketing	44	46	49
General and administrative	10	11	12
Restructuring	0	0	4
Total operating expenses	84	88	94
Income (loss) from operations	0	(3)	(9)
Total other income	2	4	2
Income (loss) before income tax expense	2	1	(7)
Income tax expense	(1)	(1)	(1)
Net income (loss)	1%	0%	(8%)

* Percentages are based on actual values. Totals may not sum due to rounding.

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Revenue

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Subscription	$3,063,917	$2,569,546	$494,371	19%
Professional services and other	67,349	57,997	9,352	16%
Total revenue	$3,131,266	$2,627,543	$503,723	19%

Subscription revenue increased during 2025 due to an increase in Customers, which grew from 247,939 as of December 31, 2024 to 288,706 as of December 31, 2025. Average Subscription Revenue per Customer also increased from $11,343 for the year ended December 31, 2024 to $11,414 for the year ended December 31, 2025. The growth in Customers was primarily driven by increased demand for our products. The increase in Average Subscription Revenue per Customer was primarily driven by increased demand for our Professional and Enterprise products and the impact of foreign currency translation primarily attributable to the decrease in the value of the U.S. Dollar relative to the Euro and British Pound Sterling, offset by continued purchases of our lower-priced Starter products.

The increase in professional services and other revenue during 2025 was primarily driven by Payments.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Total cost of revenue	$508,487	$393,265	$115,222	29%
Gross profit	$2,622,779	$2,234,278	$388,501	17%
Gross margin	84%	85%

Total cost of revenue increased during 2025 primarily due to an increase in subscription and hosting costs, amortization of capitalized software development costs, and amortization of acquired technology, offset by decreases in employee-related and allocated overhead expenses. Gross margins remained relatively consistent year-over-year.

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Subscription cost of revenue	$445,336	$336,878	$108,458	32%
Percentage of subscription revenue	15%	13%

The increase in subscription cost of revenue for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to the following:

Change
(in thousands)
Subscription and hosting costs	$65,318
Amortization of capitalized software development costs	42,611
Amortization of acquired technology	1,545
Employee-related costs	(449)
Allocated overhead expenses	(567)
$108,458

Subscription and hosting costs increased primarily due to growth in our Customer base from 247,939 at December 31, 2024 to 288,706 at December 31, 2025. We also saw higher subscription and hosting costs as we continued to support the growth of our customer base, increased usage of our customer platform, and continued investments to expand AI functionality. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continued to develop new products and increased functionality. Amortization of acquired technology increased due to the amortization of acquired technology associated with our acquisitions in 2025 and later in 2024. Employee-related costs decreased as a result of improved resource alignment and operational efficiencies by leveraging AI to resolve customer inquiries. Allocated overhead expenses decreased primarily due to the decreased proportional allocation of shared company expenses associated with headcount in subscription cost of revenue.

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Professional services and other cost of revenue	$63,151	$56,387	$6,764	12%
Percentage of professional services and other revenue	94%	97%

The increase in professional services and other cost of revenue for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to the following:

Change
(in thousands)
Commerce payment processing fees	$7,921
Amortization of capitalized software development costs	2,901
Amortization of acquired technology	667
Professional fees	551
Allocated overhead expenses	(369)
Employee-related costs	(4,907)
$6,764

Commerce payment processing fees increased due to higher payment volume and merchant activity. Amortization of capitalized software development costs increased as we continued to increase functionality with our internally built payments solution. Amortization of acquired technology increased due to the amortization of acquired technology associated with our acquisition of Cacheflow in the fourth quarter of 2024. Professional fees increased and employee-related costs decreased as we continue to leverage our Solutions Partners to deliver on-boarding and other professional services. Allocated overhead expenses decreased primarily due to the decreased proportional allocation of shared company expenses associated with headcount in subscription cost of revenue.

Research and Development

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Research and development	$905,943	$778,714	$127,229	16%
Percentage of total revenue	29%	30%

The increase in research and development expense for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$110,653
Software and services	9,719
Professional fees	7,855
Allocated overhead expenses	5,481
Hosting expenses	(6,479)
$127,229

Employee-related costs increased as a result of increased headcount as we continued to grow our engineering organization to develop new products, increase functionality and to maintain our existing customer platform. Software and services expense increased due to an increase in use of AI tools. Professional fees increased due to an increase in the use of third party services and contractors as we continued to grow our engineering organization. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business and increased proportional allocation of shared company expenses associated with headcount in research and development. Hosting expense decreased due to incremental spend in the second half of 2024 associated with product development infrastructure that is unrelated to the hosting of our customer platform for paying Customers. In 2025, we launched the data center and the ongoing expenses related to the hosting of our customer platform on that data center are classified as subscription cost of revenue.

Sales and Marketing

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Sales and marketing	$1,379,376	$1,218,844	$160,532	13%
Percentage of total revenue	44%	46%

The increase in sales and marketing expense for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$115,714
Marketing programs	26,507
Professional fees	14,973
Allocated overhead expenses	5,367
Software and services	5,058
Solutions Partner commissions	(7,087)
$160,532

Employee-related costs increased as a result of increased headcount as we expanded our selling and marketing organizations to grow our customer base. Marketing programs increased due to the timing and size of certain marketing efforts as we made investments in attracting new customers. Professional fees increased due to an increase in the use of third party services and contractors for our marketing efforts. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure to support our business growth. Software and services cost increased due to an increase in the use of third party software and AI-enabled tools to improve productivity. Solutions Partner commissions decreased as we changed the duration and eligibility of commissions for certain Solutions Partners to better align with the value delivered to customers. The decrease from the change in duration and eligibility of commissions was partially offset by increased revenue generated through our Solutions Partners.

General and Administrative

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
General and administrative	$326,045	$300,332	$25,713	9%
Percentage of total revenue	10%	11%

The increase in general and administrative expense for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$14,954
Customer credit card fees	4,666
Allocated overhead expenses	4,280
Professional fees	1,813
$25,713

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

Restructuring

	Year Ended December 31,
(in thousands)	2025	2024	$ Change	% Change
Restructuring	$4,036	$3,990	$46	1%
Percentage of total revenue	*	*

* not meaningful

Restructuring charges in 2025 and 2024 consisted of variable facilities-related costs related to properties vacated under our Restructuring Plan.

Interest Income

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Interest income	$66,218	$82,706	$(16,488)	(20%)
Percentage of total revenue	2%	3%

The decrease during the year is primarily due to lower average investment balances driven by cash outlays from our 2025 Notes settlements and 2025 Share Repurchase Program and lower yields.

Interest Expense

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Interest expense	$(876)	$(3,721)	$(2,845)	(76%)
Percentage of total revenue	*	*

* not meaningful

Interest expense decreased due to the early conversion of a portion of our 2025 Notes in the first quarter of 2025 and settlement of the remaining 2025 Notes upon maturity in June 2025.

Other (Expense) Income

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Other (expense) income, net	$(3,258)	$17,294	$(20,552)	119%
Percentage of total revenue	*	1%

* not meaningful

The change in other expense during 2025 is primarily due to the following:

Change
(in thousands)
Foreign currency gains and losses	$(4,190)
Impairment of strategic investments	(617)
Gain on strategic investments	(15,745)
$(20,552)

The change in foreign currency gains and losses transactions is primarily attributable to the value of the U.S. Dollar relative to the Euro and British Pound Sterling. The increase in the impairment of strategic investments is due to an impairment of $5.3 million in 2024 compared to $5.7 million in 2025. The decrease in gain on strategic investments is due to gains of $21.2 million from changes in the value of certain strategic investments in 2024 compared to $5.0 million in 2025.

Income Tax Expense

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Income tax expense	$(23,552)	$(24,049)	$497	(2%)
Effective tax rate	(34%)	(84%)

The decrease in the income tax expense is a result of a reduction in U.S. tax expense partially offset by increased foreign tax expense.

On July 4th, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing changes to U.S. tax law. The effects of the OBBBA have been incorporated into the income tax provision computation for the accompanying financial statements for the twelve months ended December 31, 2025 and the impact was not material. The Act includes multiple effective dates, with certain provisions effective in 2025 and others phased in through 2027. We continue to evaluate the impact of the Act's provisions that take effect in future years.

We will continue to maintain a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. However, given our anticipated future earnings, management believes that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to reach a conclusion that all or a portion of the valuation allowance may no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

Liquidity and Capital Resources

Our principal sources of liquidity to date have been cash and cash equivalents, net accounts receivable, our common stock offerings, and our convertible notes offerings.

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents provided by operating activities, net cash and cash equivalents provided by (used in) investing activities, and net cash and cash equivalents (used in) provided by financing activities for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cash and cash equivalents	$882,242	$512,667	$387,987
Working capital	982,264	1,060,204	929,532
Net cash and cash equivalents provided by operating activities	760,717	598,599	350,971
Net cash and cash equivalents provided by (used in) investing activities	491,773	(515,861)	(334,766)
Net cash and cash equivalents (used in) provided by financing activities	(910,009)	53,495	37,011

Our cash and cash equivalents at December 31, 2025 were held for working capital purposes. We believe our working capital is sufficient to support our operations for at least the next 12 months. At December 31, 2025, $309.0 million of our cash and cash equivalents was held in accounts outside the United States. We do not assert indefinite reinvestment of our foreign earnings because these earnings have been subject to United States Federal tax. While we have concluded that any incremental tax incurred upon ultimate distribution of these earnings to be immaterial, our current plans do not demonstrate a need to repatriate undistributed earnings to fund our U.S. operations.

Net Cash and Cash Equivalents Provided by Operating Activities

Net cash and cash equivalents provided by operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash and cash equivalents provided by operating activities during the year ended December 31, 2025 primarily reflected our net income of $45.9 million, $40.5 million accretion of bond discounts and a $5.5 million gain on strategic investments, offset by non-cash expenses that included $136.3 million of depreciation and amortization, $528.2 million in stock-based compensation, $5.9 million on impairment of strategic investments, and $0.6 million of amortization of debt issuance costs. Working capital sources of cash and cash equivalents primarily included a $183.9 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $25.9 million decrease in right-of-use assets, a $19.0 million increase in accounts payable related to timing of bill payments, and a $118.0 million increase in accrued expenses and other liabilities. These sources of cash and cash equivalents were offset by a $34.1 million increase in prepaid expenses and other assets, a $36.1 million decrease in operating lease liabilities, a $117.0 million increase in deferred commissions, and a $64.0 million increase in accounts receivable as a result of increased billings to customers.

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

Net Cash and Cash Equivalents Provided by (Used in) Investing Activities

Our investing activities have consisted primarily of purchases, maturities and sale of investments, property and equipment purchases, business acquisitions, purchase of intangible assets, purchases of and proceeds from strategic investments, and capitalization of software development costs. Capitalized software development costs are related to new products or improvements to our existing software platform that expands the functionality for our customers and for our use.

Net cash and cash equivalents used in investing activities during the year ended December 31, 2025 consisted primarily of cash used for $1.4 billion purchases of investments, $130.6 million of capitalized software development costs, $87.6 million for business acquisitions, $53.2 million of purchased property and equipment, and $32.7 million of purchases of strategic investments, offset by $2.2 billion received related to the maturity of investments and $2.7 million of proceeds from strategic investments.

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

Net cash and cash equivalents used in financing activities for the year ended December 31, 2025 consisted of $500.0 million used for repurchases of our common stock, $459.8 million for repayments of the 2025 Notes attributable to the principal, and $21.6 million used for payment of employee taxes related to the net share settlement of stock-based awards, offset by $71.4 million of proceeds related to issuance of common stock under stock plans.

Net cash and cash equivalents provided by financing activities for the year ended December 31,2024 consisted of $75.5 million of proceeds related to issuance of common stock under stock plans, offset by $21.9 million used for payment of employee taxes related to the net share settlement of stock-based awards.

Liquidity and Capital Resources Considerations

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consist of operating lease liabilities that are included in our consolidated balance sheets and vendor commitments associated with agreements that are legally binding. As of December 31, 2025, the total obligation for operating leases was $313.4 million, of which $56.5 million is expected in the next twelve months. As of December 31, 2025, our vendor commitment was $494.7 million, of which $286.5 million is expected in the next twelve months. See Note 12 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Share Repurchase Programs

In May 2025, our Board of Directors authorized a share repurchase program for the repurchase of shares of the our common stock, in an aggregate amount of up to $500 million (the “2025 Share Repurchase Program”) over a period of up to 12 months. All repurchases under the 2025 Share Repurchase Program are made through open market trades pursuant to 10b5-1 plans. In 2025, we repurchased 1.0 million shares of its common stock at an average price of $501.67 per share, for an aggregate repurchase amount of $500.0 million, which completed the 2025 Share Repurchase Program. See Note 14 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

In February 2026, our Board of Directors authorized the 2026 Share Repurchase Program over a period of up to 24 months. As of the date of filing of this report, a total of $1.0 billion remained available for repurchase under the share repurchase program.

Convertible Senior Notes

In 2025, we settled the remaining aggregate principal amount due under the 2025 Notes. See Note 10 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Letters of Credit

As of December 31, 2025, we had a total of $2.7 million in letters of credit outstanding for office space. The cash held for these irrevocable letters of credit is classified as restricted cash and is expected to remain in effect, in some cases, until 2029.

Revolving Credit Facility

On February 10, 2026 we entered into the Revolving Credit Agreement. As of the date of filing of this report, there were no outstanding borrowings under the revolving credit facility.

Our obligations under the Revolving Credit Agreement are secured by substantially all of our assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, and, during periods when we do not maintain investment-grade credit ratings, a financial covenant that is tested quarterly and requires us to maintain a certain consolidated leverage ratio, and customary events of default. As of the date of filing of this report, we were in compliance with all financial covenants under the Revolving Credit Agreement.

Off Balance Sheet Arrangements

We have no material off-balance sheet arrangements at December 31, 2025 or 2024 exclusive of items described above and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

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

Revenue Recognition

We generate revenue from arrangements with multiple performance obligations, which typically include subscriptions to our online software solutions and professional and other services which include on-boarding, training, consulting services and Payments. Our customers do not have the right to take possession of the online software products. Revenue from online software products and support is recognized ratably over the subscription period beginning on the date the online software product is made available to customers. We recognize revenue from on-boarding, training, consulting services, and Payments as the services are provided. Amounts billed that have not yet met the applicable revenue recognition criteria are recorded as deferred revenue.

We allocate the transaction price to each distinct performance obligation based on the standalone selling price (“SSP”) of each good or service. We calculate SSP for each type of online software product and professional service offering by averaging the selling price of purchases within the trailing four calendar quarters. We generally use four quarters of transaction data to determine SSP as most of our customer arrangements are one year or less and pricing may be subject to change upon each customer’s renewal. In instances where there are not sufficient data points, often due to new product introduction, or the average selling prices for a particular online software product or professional service offering are disparate, we estimate the SSP using other observable inputs, such as similar products or services. If the actual selling price for the sale of an online software product or professional service offering within a multiple performance obligation arrangement substantially differs from the SSP of that offering, we use the relative SSP to allocate the transaction price to the performance obligations in the contract.

Costs to Obtain a Contract with a Customer

Sales commissions earned by our sales force and Solutions Partners are considered incremental, recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be approximately two to four years. The two to four-year period has been determined by taking into consideration the commitment term of the customer contract, the nature of the Company’s technology development life-cycle, and an estimated customer relationship period. Sales and Solutions Partner commissions for upgrade contracts are deferred and amortized on a straight-line basis over the remaining estimated customer relationship period of the related customer. While we do not anticipate any significant changes to the two to four year amortization period, if a change did occur it could produce a material impact on our financial statements. For example, if the commitment term of our customer contracts significantly increased, our deferred commission expense asset would increase, and our amortization expense would decrease in the period in which the change occurs. Conversely, if the commitment term of our customer contracts significantly decreased, our deferred commission expense asset would decrease and our amortization expense would increase in the period in which the change occurs.

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

Business Combinations

We account for business acquisitions using the acquisition method of accounting, in accordance with which assets acquired and liabilities assumed are recorded at their respective fair values at the acquisition date. Goodwill represents the excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed.

Significant judgment is used in determining fair values of assets acquired and liabilities assumed, as well as intangible assets and their estimated useful lives. Fair value determinations are based on, among other factors, estimates of replacement costs, future expected cash flows attributable to the acquired intangible assets and appropriate discount rates used in computing present values. Useful life determinations are generally based on future expected cash flows attributable to the acquired intangible assets. For each acquisition, management applied judgment in estimating the fair values of the acquired developed technology intangible assets. Depending on the nature of the acquired developed technology intangible asset, we employed an income, cost, or market valuation methodology. The judgments applied by management during the valuation process may materially impact the estimates used in allocating the purchase price consideration to the fair value of assets acquired and liabilities assumed, as well as our current and future operating results. Actual results may vary from these estimates that may result in adjustments to goodwill and acquisition date fair values of assets and liabilities during a measurement period or upon a final determination of asset and liability fair values, whichever occurs first. Adjustments to the fair value of assets acquired and liabilities assumed made after the end of the measurement period are recorded within our operating results.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

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

We have experienced and will continue to experience fluctuations in our net (loss) income as a result of transaction gains or losses related to revaluing monetary assets and liabilities that are denominated in currencies other than the functional currency of the entities in which they are recorded. Our hedging program allows us to mitigate foreign exchange impacts, such as exposure to currency exchange rates in connection with significant transactions denominated in currencies other than the U.S. dollar, by entering into derivatives transactions such as foreign exchange forwards. See Note 15 in the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

Interest Rate Sensitivity

Our portfolio of cash and cash equivalents and short- and long-term investments is maintained in a variety of securities, including government agency obligations, corporate bonds and money market funds. Investments are classified as available-for-sale securities and carried at their fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. Our cash and cash equivalents and short- and long-term investments are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. As our short- and long-term investments are classified as available-for-sale, no gains or losses are recognized in our consolidated statements of operations due to changes in interest rates unless such securities are sold prior to maturity or the decline in fair value is caused by expected credit losses. As of December 31, 2025, a hypothetical increase of 100-basis points in interest rates would not have a material impact on the value of our cash and cash equivalents or short- and long-term investments in our consolidated financial statements. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes.

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of HubSpot, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of HubSpot, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Frame AI, Dashworks, and XFunnel from its assessment of internal control over financial reporting as of December 31, 2025 because they were acquired by the Company in purchase business combinations during 2025. We have also excluded Frame AI, Dashworks, and XFunnel from our audit of internal control over financial reporting. Frame AI, Dashworks, and XFunnel are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent less than 1% of each of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

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

Capitalized software development costs - estimate of time and related costs eligible for capitalization

As described in Note 2 to the consolidated financial statements, the Company’s consolidated capitalized software development costs, net balance was $213.8 million as of December 31, 2025. The Company capitalizes certain software development costs for new offerings as well as upgrades to existing software platforms. Management determines the amount of internal software costs to be capitalized based on the amount of time spent by developers on projects in the application stage of development. There is judgment involved in estimating time allocated to a particular project in the application stage.

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

February 11, 2026

We have served as the Company’s auditor since 2016.

HUBSPOT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$882,242	$512,667
Short-term investments	821,552	1,556,828
Accounts receivable—net of allowance for credit losses of $6,825 and $6,088 at December 31, 2025 and 2024, respectively	419,146	334,829
Deferred commission expense	226,184	148,693
Prepaid expenses and other current assets	100,611	80,586
Total current assets	2,449,735	2,633,603
Long-term investments	136,662	154,212
Property and equipment, net	141,869	114,165
Capitalized software development costs, net	213,794	154,484
Right-of-use assets	200,821	216,230
Deferred commission expense, net of current portion	218,991	160,814
Other assets	165,602	115,254
Intangible assets, net	35,225	37,563
Goodwill	291,452	209,508
Total assets	3,854,151	3,795,833
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	24,764	3,649
Accrued compensation costs	99,195	67,442
Accrued commissions	132,003	102,043
Accrued expenses and other current liabilities	166,861	125,135
Operating lease liabilities	39,703	32,693
Convertible senior notes	—	458,184
Deferred revenue	1,004,945	784,253
Total current liabilities	1,467,471	1,573,399
Operating lease liabilities, net of current portion	222,602	254,539
Deferred revenue, net of current portion	8,495	3,969
Other long-term liabilities	89,339	55,640
Total liabilities	1,787,907	1,887,547
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value—500,000 shares authorized; 54,832 and 52,667 shares issued; 52,555 and 51,767 shares outstanding at December 31, 2025 and 2024, respectively	53	52
Treasury stock, $0.001 par value—2,277 and 900 shares held at December 31, 2025 and December 31, 2024, respectively	2	—
Additional paid-in capital	2,814,843	2,713,697
Accumulated other comprehensive income (loss)	5,244	(5,654)
Accumulated deficit	(753,898)	(799,809)
Total stockholders’ equity	2,066,244	1,908,286
Total liabilities and stockholders’ equity	$3,854,151	$3,795,833

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Subscription	$3,063,917	$2,569,546	$2,123,479
Professional services and other	67,349	57,997	46,751
Total revenue	3,131,266	2,627,543	2,170,230
Cost of Revenue:
Subscription	445,336	336,878	283,675
Professional services and other	63,151	56,387	54,687
Total cost of revenue	508,487	393,265	338,362
Gross profit	2,622,779	2,234,278	1,831,868
Operating expenses:
Research and development	905,943	778,714	617,745
Sales and marketing	1,379,376	1,218,844	1,068,560
General and administrative	326,045	300,332	249,649
Restructuring	4,036	3,990	96,843
Total operating expenses	2,615,400	2,301,880	2,032,797
Income (loss) from operations	7,379	(67,602)	(200,929)
Other income (expense)
Interest income	66,218	82,706	58,828
Interest expense	(876)	(3,721)	(3,801)
Other (expense) income, net	(3,258)	17,294	(4,673)
Total other income	62,084	96,279	50,354
Income (loss) before income tax expense	69,463	28,677	(150,575)
Income tax expense	(23,552)	(24,049)	(13,935)
Net income (loss)	45,911	4,628	(164,510)
Net income (loss) per share, basic	$0.88	$0.09	$(3.30)
Net income (loss) per share, diluted	$0.86	$0.09	$(3.30)
Weighted average common shares used in computing basic net income (loss) per share:	52,455	51,178	49,877
Weighted average common shares used in computing diluted net income (loss) per share:	53,194	51,819	49,877

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year ended December 31,
	2025	2024	2023
Net income (loss)	$45,911	$4,628	$(164,510)
Other comprehensive income (loss):
Foreign currency translation adjustments	9,354	(6,878)	4,020
Changes in unrealized loss on investments, net of income taxes of $0 in 2025, 2024, and 2023	94	318	10,697
Changes in unrealized loss on cash flow hedges, net of income taxes of $177 and $101 in 2025 and 2024	1,450	(921)	—
Comprehensive income (loss)	$56,809	$(2,853)	$(149,793)

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

	Common Stock, $0.001 Par Value		Treasury Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	$	Shares	$	Capital	Income (Loss)	Deficit	Total
Balances at December 31, 2022	49,217	$49	910	$—	$1,647,446	$(12,890)	$(639,927)	994,678
Issuance of common stock under stock plans	1,255	1	—	—	46,120	—	—	46,121
Restricted stock units taxes paid in cash	(24)	—	—	—	(10,756)	—	—	(10,756)
Stock-based compensation	—	—	—	—	454,098	—	—	454,098
Other comprehensive income, net of tax	—	—	—	—	—	14,717	—	14,717
Net loss	—	—	—	—	—	—	(164,510)	(164,510)
Balances at December 31, 2023	50,448	$50	910	$—	$2,136,908	$1,827	$(804,437)	$1,334,348
Issuance of common stock under stock plans	1,356	2	(10)	—	74,356	—	—	74,358
Restricted stock units taxes paid in cash	(37)	—	—	—	(21,949)	—	—	(21,949)
Stock-based compensation	—	—	—	—	524,382	—	—	524,382
Other comprehensive loss, net of tax	—	—	—	—	—	(7,481)	—	(7,481)
Net income	—	—	—	—	—	—	4,628	4,628
Balances at December 31, 2024	51,767	$52	900	$—	$2,713,697	$(5,654)	$(799,809)	$1,908,286
Issuance of common stock under stock plans	1,312	1	(2)	—	71,583	—	—	71,584
Restricted stock units taxes paid in cash	(36)	—	—	—	(21,573)	—	—	(21,573)
Repurchases of common stock	(997)	(1)	997	1	(500,019)	—	—	(500,019)
Conversion of the 2025 Notes	891	1	—	—	(1,050)	—	—	(1,049)
Settlement of Capped Call Options	(382)	—	382	1	—	—	—	1
Stock-based compensation	—	—	—	—	552,205	—	—	552,205
Other comprehensive income, net of tax	—	—	—	—	—	10,898	—	10,898
Net income	—	—	—	—	—	—	45,911	45,911
Balances at December 31, 2025	52,555	$53	2,277	$2	$2,814,843	$5,244	$(753,898)	2,066,244

The accompanying notes are an integral part of the consolidated financial statements.

HUBSPOT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Operating Activities:
Net income (loss)	$45,911	$4,628	$(164,510)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities, net of acquisitions
Depreciation and amortization	136,295	96,828	72,673
Stock-based compensation	528,153	504,770	432,271
Restructuring charges	—	—	67,263
Gain on strategic investments	(5,500)	(21,245)	—
Impairment of strategic investments	5,923	5,306	1,704
(Benefit from) provision for deferred income taxes	(2)	2,690	550
Amortization of debt discount and issuance costs	577	2,012	1,986
Accretion of bond discount	(40,468)	(51,676)	(42,907)
Unrealized currency translation	(5,692)	(1,550)	(341)
Changes in assets and liabilities, net of acquisition
Accounts receivable	(64,003)	(48,428)	(57,618)
Prepaid expenses and other assets	(34,060)	(4,415)	(47,048)
Deferred commission expense	(117,032)	(96,687)	(81,178)
Right-of-use assets	25,894	32,297	29,173
Accounts payable	18,999	(4,577)	(14,031)
Accrued expenses and other current liabilities	117,971	89,129	79,947
Operating lease liabilities	(36,124)	(41,521)	(36,889)
Deferred revenue	183,875	131,038	109,926
Net cash and cash equivalents provided by operating activities	760,717	598,599	350,971
Investing Activities:
Purchases of investments	(1,443,998)	(1,993,610)	(1,580,504)
Maturities of investments	2,237,387	1,658,601	1,502,534
Sale of investments	—	1,997	—
Purchases of property and equipment	(53,165)	(37,939)	(33,718)
Capitalization of software development costs	(130,624)	(89,636)	(66,372)
Purchases of intangible assets	(274)	(1,231)	(164)
Business acquisitions, net of cash acquired	(87,608)	(40,438)	(142,129)
Proceeds from net working capital settlement	—	1,933	—
Proceeds from strategic investments	2,738	—	—
Purchases of strategic investments	(32,683)	(15,538)	(14,413)
Net cash and cash equivalents provided by (used in) investing activities	491,773	(515,861)	(334,766)
Financing Activities:
Repayment of 2025 Convertible Notes	(459,811)	(57)	(13)
Employee taxes paid related to the net share settlement of stock-based awards	(21,573)	(21,949)	(10,714)
Proceeds related to the issuance of common stock under stock plans	71,394	75,501	47,738
Repurchases of common stock	(500,019)	—	—
Net cash and cash equivalents (used in) provided by financing activities	(910,009)	53,495	37,011
Effect on exchange rate changes on cash and cash equivalents	25,744	(11,553)	4,649
Net increase in cash, cash equivalents and restricted cash	368,225	124,680	57,865
Cash, cash equivalents and restricted cash, beginning of year	516,720	392,040	334,175
Cash, cash equivalents and restricted cash, end of year	884,945	$516,720	$392,040
Supplemental cash flow disclosure:
Cash paid for interest	$422	$1,721	$1,722
Cash paid for income taxes	$19,311	$12,187	$12,911
Right-of-use assets obtained in exchange for operating lease facilities	$1,297	$2,593	$7,059
Right-of-use asset reductions related to operating lease terminations	$—	$—	$(7,382)
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$3,389	$1,703	$1,068
Settlement of Capped Call Options related to the 2025 Convertible Notes	$50,600	$—	$—
Asset retirement obligations	$—	$—	$(199)

The accompanying notes are an integral part of the consolidated financial statements

HUBSPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations

HubSpot, Inc. (the “Company”) provides an agentic customer platform that helps marketing, sales, and customer service teams drive business growth. The Company delivers seamless connection for customer-facing teams with a unified platform that includes three layers: AI-powered agents and engagement hubs, a Smart CRM, and a connected ecosystem supporting the customer platform with a marketplace of integrations, templates, expert partners, a community network, and an academy of educational content.

The AI-powered agents and engagement Hubs that enable companies to attract, engage, and delight customers throughout the customer lifecycle include Marketing, Sales, Service, Operations, Content and Commerce. The Smart CRM is the foundational context layer that combines customer data with AI to power the entire customer platform with unified customer profiles and tools to manage and govern customer teams and business processes.

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

A reconciliation of the denominator used in the calculation of basic and diluted income (loss) per share is as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands, except per share amounts)
Net income (loss)	$45,911	$4,628	$(164,510)
Weighted-average common shares outstanding—basic	52,455	51,178	49,877
Dilutive effect of share equivalents resulting from stock options, RSUs, ESPP, PSUs, and the Conversion Options	739	641	—
Weighted-average common shares outstanding-diluted	53,194	51,819	49,877
Net income (loss) per share, basic	$0.88	$0.09	$(3.30)
Net income (loss) per share, diluted	$0.86	$0.09	$(3.30)

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

Since the Company incurred net losses in 2023, diluted net loss per share is the same as basic net loss per share. All of the Company’s outstanding stock options, RSUs and shares issuable under the ESPP, PSUs as well as the Conversion Options were excluded in the calculation of diluted net loss per share as the effect would be anti-dilutive.

The weighted-average number of shares outstanding used in the computation of diluted net income (loss) per share does not include the effect of the following potentially outstanding common stock, as the effect would have been anti-dilutive:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Options to purchase common shares	58	302	470
RSUs and PSUs	1,376	1,546	1,902
Conversion Option	—	1,625	1,625
ESPP	109	5	7

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

If neither of the above criteria is met, the Company further assesses whether the decline in fair value below amortized cost is due to credit or non-credit related factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, credit ratings, the financial health of the industry and sector of the issuer, the overall risk profile of the securities, overall macroeconomic conditions, and more. Any credit-related unrealized losses are recognized as an allowance on the consolidated balance sheets with a corresponding charge in other income (expense) in the consolidated statements of operations. Non-credit related unrealized losses and unrealized gains on available-for-sale debt securities are included in accumulated other comprehensive income (loss). In considering the underlying risk of its portfolio, the Company has a zero-loss expectation for U.S. treasury and U.S. government agency securities, which represents the majority of its debt investment available-for-sale securities portfolio. As of December 31, 2025 and 2024, no allowance for credit losses in investments was recorded.

Strategic Investments — Strategic investments consist of non-marketable equity investments of privately held companies in which the Company does not have a controlling interest.

Strategic investments that consist of non-controlling equity investments without readily determinable fair values in privately held companies for which the Company does not have the ability to exercise significant influence are measured under the measurement alternative method of accounting. Under the measurement alternative method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. On a quarterly basis, the Company performs a qualitative assessment to evaluate whether the investment is impaired. If there are sufficient indicators that the fair value of the investment is less than the carrying value, the carrying value of the investment is reduced and an impairment is recorded in the consolidated statements of operations in other income (expense).

The Company has certain other non-marketable strategic investments that do not qualify for the measurement alternative method of accounting, for which the fair value option has been elected. Under the fair value option, the non-marketable investments are measured at fair value based on valuation methods which may include a combination of observable and unobservable inputs and are reviewed quarterly for reductions in fair value that are other-than-temporary. Any changes to the fair value are recorded in the consolidated statements of operations in other income (expense).

Strategic investments that consist of non-controlling equity investments without readily determinable fair values, in which the Company has significant influence over the investee’s operating and financial policies, are accounted for under the equity method of accounting. Under the equity method of accounting, the Company's proportionate share of the net earnings or impairment charges on investments are reported in the consolidated statements of operations in other income (expense), and increase or decrease the investment balance recorded on the balance sheet. Equity method investments are reviewed for changes in fair value and indicators of other-than-temporary impairment on a quarterly basis. An equity method investment is written down to fair value if there is evidence of a loss in value which is other-than-temporary.

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

The following is a roll-forward of the Company’s allowance for credit losses (in thousands):

	Balance Beginning of Period	Charged to Statement of Operations	Deductions (1)	Balance at End of Period
Allowance for credit losses
Year ended December 31, 2025	$6,088	$24,947	$(24,210)	$6,825
Year ended December 31, 2024	$5,516	$19,862	$(19,290)	$6,088
Year ended December 31, 2023	$3,266	$18,887	$(16,637)	$5,516

(1) Deductions include actual accounts written-off, net of recoveries.

Restricted Cash —The Company had restricted cash of $2.7 million at December 31, 2025 and $4.1 million at December 31, 2024, related to letters of credit for its leased facilities. The following table provides a reconciliation of the cash, cash equivalents and restricted cash within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows for the year ended December 31, 2025 and 2024.

	December 31, 2025	December 31, 2024
	(in thousands)
Cash and cash equivalents	$882,242	$512,667
Restricted cash, included in prepaid expenses and other current assets and other assets	2,703	4,053
Total cash, cash equivalents, and restricted cash	$884,945	$516,720

Property and Equipment —Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to leasehold improvements. Cost and accumulated depreciation of fully depreciated property and equipment are removed from the Company’s consolidated balance sheets when they no longer have any future economic benefit. Depreciation is recorded over the following estimated useful lives:

Estimated Useful Life
Employee related computer equipment	2 - 3 years
Computer equipment and purchased software	3 years
Furniture and fixtures	5 years
Internal use software	5 years
Leasehold improvements	Lesser of lease term or useful life

The Company capitalizes certain payroll and stock compensation costs incurred to develop functionality for certain of the Company’s internally built software platforms. The costs incurred during the preliminary stages of development are expensed as incurred. Once a piece of incremental functionality has reached the development stage, certain internal costs are capitalized until the functionality is ready for its intended use. Internal-use software is included within property and equipment on the consolidated balance sheets.

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

Intangible Assets — Intangible assets consist of acquired technology, trade name, customer relationships, sublease asset and domain names. The Company records acquired intangible assets at fair value on the date of acquisition and amortizes such assets in a pattern reflective of the expected economic benefits consumption over the expected useful life of the asset. If this pattern cannot be reliably determined, a straight-line amortization method is used. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying value of the intangible asset is amortized prospectively over the revised remaining useful life. In 2023, the Company recognized an impairment of $1.6 million. No impairment charges were recognized in 2024 or 2025.

Goodwill — Goodwill is determined by the excess of cost over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization but is monitored annually for impairment or more frequently if there are indicators of impairment. Management considers the following potential indicators of impairment: significant underperformance relative to historical or projected future operating results, significant changes in the Company’s use of acquired assets or the strategy of the Company’s overall business, significant negative industry or economic trends and a significant decline in the Company’s stock price for a sustained period. The Company performs its annual impairment test on November 30. The Company’s goodwill is evaluated at the consolidated level as it has been determined there is one operating segment comprised of one reporting unit. The Company performs a quantitative assessment, which compares the fair value of the reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized. Based on the quantitative assessment performed on November 30, 2025, the fair value exceeded the carrying value, and as such, there was no impairment of goodwill as of November 30, 2025. There were no triggering events after the measurement date that may indicate impairment as of December 31, 2025. For the years ended December 31, 2025, 2024 and 2023, the Company did not recognize an impairment charge.

Business Combinations — The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The purchase price allocation process requires management to make significant judgment with respect to intangible assets. Fair value determinations are based on, among other factors, estimates of replacement costs, future expected cash flows attributable to the acquired intangible assets and appropriate discount rates used in computing present values. Useful life determinations are generally based on future expected cash flows attributable to the acquired intangible assets. Goodwill represents the excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed.

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

Advertising Expense —The Company expenses advertising as incurred, which is included in sales and marketing expense in the consolidated statements of operations. The Company incurred advertising expense of $144.3 million in 2025, $117.8 million in 2024, and $105.3 million in 2023.

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

ROU assets represent the Company's right to use an underlying asset for the lease term and the corresponding lease liabilities represent its obligation to make lease payments arising from the lease. Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. The lease ROU asset includes any initial direct costs incurred and is reduced for tenant incentives. As the Company’s operating leases do not provide an implicit rate, the net present value of future minimum lease payments is determined using the Company’s incremental borrowing rate. To determine the estimated incremental borrowing rate, the Company uses publicly available credit ratings for peer companies. The Company estimates the incremental borrowing rate using yields for maturities that are in line with the duration of the lease payments. The Company evaluates the recoverability of the ROU assets for possible impairment in accordance with the long-lived assets policy above. The Company recognized an impairment charge of $46.8 million in connection with the Restructuring Plan (Note 18) in 2023. No impairment charges were recognized in 2024 or 2025.

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

Asset retirement obligations (“ARO”) — On the lease commencement date, the Company establishes an ARO based on the present value of contractually required estimated future costs to retire long-lived assets at the termination or expiration of a lease. The asset associated with the ARO is amortized over the corresponding lease term to operating expense and the ARO is accreted to the end-of-lease obligation value over the same term.

Derivatives — The Company uses derivative instruments, primarily forward contracts, to reduce the risk of variability in future cash flow due to foreign currency exchange rate fluctuations and to hedge certain foreign currency denominated monetary assets or liabilities. Hedging derivative instruments are recognized as either assets or liabilities and are measured at fair value.

For derivative instruments designated as cash flow hedges, unrealized foreign exchange gains or losses are recorded in accumulated other comprehensive income ("AOCI") and are reclassified into revenues in the same periods when the hedged transactions are recognized in the consolidated statements of operations. For derivative instruments not designated as cash flow hedges, changes in the value of the foreign exchange contracts are recognized in other (expense) income, net in the consolidated statements of operations.

Revenue Recognition — The Company generates revenue from arrangements with multiple performance obligations, which typically include subscriptions to its online software products and support, as well as professional services and other revenue, which include on-boarding, training, consulting services and Payments. The Company’s customers do not have the right to take possession of the online software products. The Company recognizes revenue from contracts with customers using a five-step model, which is described below:

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

Identify performance obligations that are distinct

A performance obligation is a promise to provide a distinct good or service or a series of distinct goods or services. A good or service that is promised to a customer is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and a company’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. The Company has determined that subscriptions for its online software products are distinct because, once a customer has access to the online software product that it purchased, the online software product is fully functional and does not require any additional development, modification, or customization. Professional services sold and other revenue are distinct because the customer benefits from the on-boarding, training, consulting, and Payments to make better use of the online software products it purchased.

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

Allocate the transaction price to the distinct performance obligations

The transaction price is allocated to each performance obligation based on the relative standalone selling prices (“SSP”) of the goods or services being provided to the customer. The Company determines the SSP of its goods and services based upon the average observable sales prices for each type of online software product and professional services sold. In instances where there are not sufficient data points, often due to new product introduction, or the selling prices for a particular online software product or professional service are disparate, the Company estimates the SSP using other observable inputs, such as similar products or services.

Recognize revenue as the performance obligations are satisfied

Revenues are recognized when or as control of the promised goods or services is transferred to customers. Revenue from online software products and support is recognized ratably over the subscription period beginning on the date the Company’s online software products are made available to customers. Most subscription contracts are one year or less. The Company recognizes revenue from on-boarding, training, and consulting services as the services are provided. For services where the performance obligation is to process payments through the Company’s payment solution, revenue is recognized at the time the payment processing obligation is completed. Cash payments received in advance of providing subscription or services are recorded to deferred revenue until the performance obligation is satisfied.

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

The Company's cash and cash equivalents are generally held with large financial institutions. Although the Company's deposits may exceed federally insured limits, the financial institutions that the Company uses have high investment-grade credit ratings and, as a result, the Company believes that, as of December 31, 2025, its risk relating to deposits exceeding federally insured limits was not significant.

The Company’s investments consist of highly rated corporate debt securities and U.S. Treasury securities. The Company limits the amount of investments in any single issuer, except U.S. Treasuries. The Company believes that, as of December 31, 2025, its concentration of credit risk related to investments was not significant.

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

There were no customers that individually exceeded 10% of the Company’s net accounts receivable or revenue in any of the periods presented.

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

Government Grants — The Company recognizes a benefit from government grants when there is reasonable assurance that the Company will comply with the conditions under the grants and that the grant will be received. The government grants are recorded in the consolidated statement of operations as an offset to the costs the government grants are intended to compensate.

Capitalized Software Development Costs —Certain payroll and stock compensation costs incurred to develop functionality for the Company’s software and internally built software platforms, as well as certain upgrades and enhancements that are expected to result in enhanced functionality, are capitalized. Certain implementation costs, including external direct costs, incurred during the development stage of cloud computing arrangements are also capitalized. The costs incurred in the preliminary stages of development and the post-implementation-operation stage, including the costs of maintaining the customer platform and internally built software platforms, are expensed as incurred. Once an application has reached the development stage, the Company capitalizes certain software development costs for new offerings as well as upgrades to existing software platforms. Capitalized software development costs are amortized on a straight-line basis over their estimated useful life of two to five years. Management evaluates the useful lives of these assets on a quarterly basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

The Company determines the amount of internal software costs to be capitalized based on the amount of time spent by the developers on projects in the application stage of development. There is judgment involved in estimating time allocated to a particular project in the application stage.

Capitalized software development costs, exclusive of those costs recorded within property and equipment, consisted of the following:

	December 31, 2025	December 31, 2024
	(in thousands)
Gross capitalized software development costs	$537,849	$374,127
Accumulated amortization	(324,055)	(219,643)
Capitalized software development costs, net	$213,794	$154,484

Amortization of capitalized software development costs, exclusive of costs recorded within property and equipment, was $117.9 million in 2025, $74.3 million in 2024, and $45.8 million in 2023. Amortization expense is included in cost of revenue in the consolidated statements of operations.

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

Stock-Based Compensation — The Company accounts for all stock options and awards granted to employees and nonemployees using a fair value method. The measurement date for awards is generally the date of the grant. The fair value of the Company’s common stock is the closing price of the stock on the date of the grant. For stock options and the purchase rights issued under the Company's ESPP, the Black-Scholes option pricing model is used to measure the fair value. The expected term of options granted to employees and ESPP purchase rights was calculated using the simplified method, which represents the average of the contractual term of the option or purchase right and the weighted-average vesting period. The Company considers this appropriate as there is no other method that would be more indicative of exercise activity. The expected volatility for the Company’s common stock is based on the Company's historical volatility. The risk-free interest rate is based on the rate on U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future.

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

Share Repurchases — The Company records consideration paid for shares repurchased, along with the associated transaction costs, as a reduction to stockholders’ equity on the consolidated balance sheets.

Recent Accounting Pronouncements— Recent accounting standards not included below are not expected to have a material impact on our consolidated financial position and results of operations.

Recent Accounting Pronouncements Adopted in 2025:

In December 2023, the FASB issued guidance enhancing income tax disclosure requirements by requiring specified categories and greater disaggregation within the rate reconciliation table, disclosure of income taxes paid by jurisdiction, and providing clarification on uncertain tax positions and related financial statement impacts. The guidance was adopted on January 1, 2025 (Note 16) and it did not have a material impact on the Company's consolidated financial statements.

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

In July 2025, the FASB issued guidance that provides a practical expedient to measure credit losses on current accounts receivable and current contract assets. The practical expedient allows companies to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when measuring credit losses. The new standard will be effective for the Company for the annual and interim periods beginning January 1, 2026. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In September 2025, the FASB issued guidance which modernizes the accounting for internal-use software costs. The guidance removes all references to software project development stages and clarifies the recognition threshold entities must meet to begin capitalizing costs. The new standard will be effective for the Company for the annual and interim periods beginning January 1, 2028, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In December 2025, the FASB issued guidance to establish authoritative guidance on the recognition, measurement, and presentation of government grants received by business entities. The new standard will be effective for the Company for the annual and interim periods beginning January 1, 2029, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In December 2025, the FASB issued guidance which clarifies and reorganizes interim reporting guidance to improve navigability, applicability, and consistency without changing the fundamental nature or volume of required interim disclosures. The new standard will be effective for the Company for the interim periods beginning January 1, 2028, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

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

Deferred Revenue and Deferred Commission Expense

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue. The Company recognized $802.7 million of revenue in 2025 that was included in deferred revenue as of December 31, 2024, $670.3 million of revenue in 2024 that was included in deferred revenue as of December 31, 2023, and $543.2 million of revenue in 2023 that was included in deferred revenue as of December 31, 2022. As of December 31, 2025, approximately $1.6 billion of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year. The Company expects to recognize revenue on approximately 89% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

Additional contract liabilities of $5.9 million and $6.4 million were included in accrued expenses and other current liabilities as of December 31, 2025 and December 31, 2024.

The incremental direct costs of obtaining a contract, which primarily consist of employee sales and Solutions Partners commissions paid for new subscription contracts, are deferred and amortized on a straight-line basis over a period of approximately two to four years. Deferred commission expense during the year ended December 31, 2025 increased by $135.7 million as a result of deferring incremental costs of obtaining a contract of $323.5 million and was offset by amortization of $187.8 million during the same period.

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

The following table provides weighted average remaining lease terms and weighted average discount rate for operating leases:

	Year ended December 31,
	2025	2024
Weighted-average remaining lease term:	7.1 years	7.8 years
Weighted-average discount rate:	4.7%	4.7%

Operating lease expense, variable lease expense and cash payments related to operating lease liabilities for the 2025, 2024, and 2023 are as follows:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Operating lease expense	$41,389	$39,536	$42,826
Variable lease expense	$6,165	$6,176	$5,730
Cash payments	$47,664	$56,548	$55,322

The following table provides a reconciliation between non-cancelable lease commitments and lease liabilities as of December 31, 2025 (in thousands):

Operating leases
Lease commitments (Note 12)	$313,384
Less: Legally binding minimum lease payments for leases signed but not yet commenced	—
Less: Operating leases with a duration of 12 months or less	(2,952)
Less: Present value discount	(48,127)
Total lease liabilities	$262,305

The Company subleases some of its unused spaces to third parties. Operating sublease income generated under all operating lease agreements is as follows:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Operating sublease income	$7,062	$6,653	$7,796

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at December 31, 2025 and December 31, 2024:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$191,494	$—	$—	$191,494
Corporate bonds	—	253,765	—	253,765
U.S. Government agency securities	—	45,710	—	45,710
U.S. Treasury securities	—	658,739	—	658,739
Strategic investments	—	—	19,076	19,076
Restricted cash:
Money market funds	—	2,703	—	2,703
Prepaid expenses and other current assets:
Foreign currency derivative assets	—	240	—	240
Total assets	$191,494	$961,157	$19,076	$1,171,727

Accrued expenses and other current liabilities:
Foreign currency derivative liabilities	$—	$381	$—	$381
Total	$—	$381	$—	$381

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$64,109	$—	$—	$64,109
Commercial paper	—	4,941	—	4,941
Corporate bonds	—	284,575	—	284,575
U.S. Government agency securities	—	117,369	—	117,369
U.S. Treasury securities	—	1,307,363	—	1,307,363
Strategic investments	—	—	9,409	9,409
Restricted cash:
Money market funds	—	4,053	—	4,053
Total assets	$64,109	$1,718,301	$9,409	$1,791,819

Accrued expenses and other current liabilities:
Foreign currency derivative liabilities	—	584	—	584
Total	$—	$584	$—	$584

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At December 31, 2025 and 2024, Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. Certain non-marketable strategic investments measured at fair value on a non-recurring basis are classified as Level 3 as their fair value measurements may include a combination of observable and unobservable inputs.

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

6. Investments

Available-for-sale Investments

The following tables summarize the composition of our short- and long-term investments at December 31, 2025 and 2024:

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Corporate bonds	$252,863	$903	$(1)	$253,765
U.S. Government agency securities	45,649	64	(3)	45,710
U.S. Treasury securities	658,387	352	—	658,739
Total	$956,899	$1,319	$(4)	$958,214

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Commercial paper	$4,941	$—	$—	$4,941
Corporate bonds	284,337	533	(295)	284,575
U.S. Government agency securities	117,158	260	(49)	117,369
U.S. Treasury securities	1,303,384	780	(9)	1,304,155
Total	$1,709,820	$1,573	$(353)	$1,711,040

For all of our securities for which the amortized cost basis was greater than the fair value at December 31, 2025 and 2024, the Company has concluded that there is no plan to sell the security nor is it more likely than not that the Company would be required to sell the security before its anticipated recovery. The Company further assesses whether the decline in fair value below amortized cost is due to credit or non-credit related factors by considering the extent to which fair value is less than amortized cost, credit ratings, the financial health of the industry and sector of the issuer, the overall risk profile of the securities, overall macroeconomic conditions, and more. As of December 31, 2025 and 2024, no allowance for credit losses in investments has been recorded.

The contractual maturities of short-term and long-term investments held as follows:

	December 31, 2025		December 31, 2024
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
	( in thousands)
Due within one year	$820,831	$821,552	$1,555,656	$1,556,828
Due after 1 year and within 2 years	136,068	136,662	154,164	154,212
Total	$956,899	$958,214	$1,709,820	$1,711,040

Strategic Investments

The Company holds strategic investments in non-marketable equity securities of privately held companies. These investments are included in other assets on the consolidated balance sheets.

The carrying values of Company’s strategic investments broken down by category are as follows:

	Year ended December 31,
	2025	2024
	(in thousands)
Measurement alternative method	$89,737	$72,456
Fair value	19,076	9,409
Equity method	14,251	11,678
Total carrying value	$123,064	$93,543

The following table summarizes the activity associated with the Company’s strategic investments, which is reported on the Company’s consolidated statement of operations as other (expense) income:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Strategic investments:
Gains	$5,500	$21,245	$—
Impairments	(5,923)	(5,306)	(1,704)
Total included in other income (expense)	$(423)	$15,939	$(1,704)

7. Property and Equipment

Property and equipment consists of the following:

	December 31.
	2025	2024
	(in thousands)
Computer equipment and purchased software	$19,520	$16,919
Employee related computer equipment	47,408	36,699
Furniture and fixtures	20,246	20,642
Leasehold improvements	124,067	112,758
Internal-use software	100,901	72,112
Construction in progress	5,582	1,612
Total property and equipment	317,724	260,742
Less accumulated depreciation	(175,855)	(146,577)
Property and equipment, net	$141,869	$114,165

Depreciation and amortization expense was $34.5 million in 2025, $29.7 million in 2024, and $29.0 million in 2023.

The Company had capitalized asset retirement costs of $5.0 million at December 31, 2025 and $4.4 million at December 31, 2024 within leasehold improvements and the related liability is within accrued expenses and other current liabilities and other long-term liabilities on the consolidated balance sheet. These costs represent future lease restoration obligations as required by the Company’s leases.

The changes in the asset retirement obligation balance during the years ended December 31, 2025 and December 31, 2024 are as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Beginning balance	$5,854	$6,097
Additions	—	—
Accretion	145	130
Updates to estimated cash flows	697	(373)
Ending balance	$6,696	$5,854

8. Business Acquisitions

During the year ended December 31, 2025 and 2024, the Company completed multiple acquisitions. Separate financial results and pro forma information were not required for the acquisitions as they were not collectively material.

XFunnel, Inc.

On December 1, 2025, the Company acquired all outstanding shares of XFunnel, Inc. (“XFunnel”), an Answer Engine Optimization ("AEO") platform. The total cash purchase price for the acquisition was $16.5 million, net of cash acquired. There was approximately $12.2 million of post-combination consideration, which is contingent upon post-acquisition employment that will be recognized as compensation expense in the consolidated statement of operations over a period of three years. The transaction costs associated with the acquisition were approximately $0.7 million and were recorded in general and administrative expense.

The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition:

Fair value
(in thousands)
Cash	$1,440
Acquired technology	1,450
Goodwill	16,699
Accounts payable and other liabilities	(1,692)
Total purchase price	$17,897

The excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets and liabilities acquired was recorded as goodwill. The Company expects to leverage XFunnel's platform to strengthen the Company's AEO capabilities within its marketing products, enabling customers to gain insights into how their brand is represented across AI tools and offering actionable recommendations to improve their visibility. The goodwill recognized is not deductible for U.S. income tax purposes.

The intangible asset acquired in the business combination was developed technology and the fair value of the developed technology was estimated to be $1.5 million. The developed technology was valued using a replacement cost approach and the key assumptions include the Company’s estimates of the direct and indirect costs required to replace the asset. The Company began amortizing the acquired technology on the date of acquisition over a period of five years on a straight-line basis, which reflects the expected pattern of economic benefit. The amortization expense is recorded to cost of subscription revenue in the consolidated statements of operations.

The Company has included the operating results of XFunnel in its consolidated financial statements since the date of the acquisition. The acquisition did not have a material effect on the revenue or earnings in the consolidated statement of operations for the reporting periods presented. Separate financial results and pro forma financial information for XFunnel have not been presented as the effect of this acquisition was not material to our financial results.

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

The intangible asset acquired in the business combination was developed technology and the fair value of the developed technology was estimated to be $1.6 million. The developed technology was valued using a replacement cost approach and the key assumptions include the Company’s estimates of the direct and indirect costs required to replace the asset. The Company began amortizing the acquired technology on the date of acquisition over a period of five years on a straight-line basis, which reflects the expected pattern of economic benefit. The amortization expense is recorded to cost of subscription revenue in the consolidated statements of operations.

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

Frame Technology, Inc.

On January 6, 2025, the Company acquired all outstanding shares of Frame Technology, Inc. (“Frame AI”), an AI-powered conversation intelligence platform. The total cash purchase price for the acquisition was $50.9 million, net of cash acquired. There was approximately $8.2 million of post-combination consideration, which is contingent upon post-acquisition employment that will be recognized as compensation expense in the consolidated statement of operations over a period of two years. The Company recorded operating expenses of $6.2 million in 2025 related to consideration that had been earned. The transaction costs associated with the acquisition were approximately $1.0 million and were recorded in general and administrative expense.

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

The intangible asset acquired in the business combination was developed technology and the fair value of the developed technology was estimated to be $6.3 million. The developed technology was valued using a replacement cost approach and the key assumptions include the Company’s estimates of the direct and indirect costs required to replace the asset. The Company began amortizing the acquired technology on the date of acquisition over a period of five years on a straight-line basis, which reflects the expected pattern of economic benefit. The amortization expense is recorded to cost of subscription revenue in the consolidated statements of operations.

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

Cacheflow, Inc.

On October 30, 2024, the Company acquired all outstanding shares of Cacheflow Inc. (“Cacheflow”), a B2B subscription billing management and configure, price, quote (“CPQ”) solution. The total cash purchase price for the acquisition was $40.4 million, net of cash acquired. There was approximately $24.5 million of post-combination consideration, which is contingent upon post-acquisition employment and will be recognized as compensation expense in the consolidated statement of operations over a period of two years. The Company recorded operating expenses of $3.2 million in 2024 and $16.4 million in 2025 related to consideration that had been earned. The transaction costs associated with the acquisition were approximately $1.4 million and were recorded in general and administrative expense.

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

APIHub, Inc.

On December 1, 2023, the Company acquired all outstanding shares of APIHub, Inc. (d.b.a. Clearbit), a B2B data provider that provided a complimentary B2B data asset to the Company's customers. The total cash purchase price for the acquisition was $140.4 million, net of cash acquired, which included a working capital adjustment of $1.8 million. There was approximately $4.1 million of post-combination expense, which is contingent upon post-acquisition employment and will be recognized as compensation expense in the consolidated statement of operations over a period of two years. As of December 31, 2025, the consideration was earned in full and the Company recorded operating expenses of $1.0 million in 2025, $2.9 million in 2024, and $0.2 million in 2023. The transaction costs associated with the acquisition were approximately $3.4 million and were recorded in general and administrative expense.

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

9. Intangible Assets and Goodwill

Intangible assets

Intangible assets as of December 31, 2025 and 2024 consist of the following:

	Weighted Average Remaining Useful Life (in Years)	December 31,
		2025	2024
		(in thousands)
Acquired technology	3.3	$60,199	$49,791
Domain name	3.3	10,000	10,000
Sublease asset	0.3	980	980
Other intangible assets	1.6	1,450	1,279
Total intangible assets		72,629	62,050
Accumulated amortization		(37,404)	(24,487)
Intangible assets, net		$35,225	$37,563

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

Amortization expense related to intangible assets was $12.1 million in 2025, $9.6 million in 2024, and $5.3 million in 2023. Amortization expense of acquired technology is included in cost of subscription revenue and cost of professional services and other revenue. Amortization expense of customer relationships and the domain name is included in sales and marketing expense in the consolidated statements of operations.

Estimated future amortization expense for intangible assets as of December 31, 2025 is as follows:

Amortization Expense
(in thousands)
2026	$12,411
2027	10,174
2028	9,387
2029	2,884
2030	369
Thereafter	-
Total	$35,225

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired and is generally not deductible for tax purposes. Goodwill amounts are not amortized, but rather tested for impairment annually.

The changes in the carrying amounts of goodwill consist of the following:

(in thousands)
Balance as of December 31, 2023	$173,761
Effect of foreign currency translation	(636)
Acquisitions	36,383
Balance as of December 31, 2024	209,508
Effect of foreign currency translation	1,806
Acquisitions	80,138
Balance as of December 31, 2025	$291,452

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

Each $1,000 of principal amount of the 2025 Notes was initially convertible into 3.5396 shares of the Company’s common stock (the “Conversion Option of the 2025 Notes”), which was equivalent to an initial conversion price of approximately $282.52 per share, subject to adjustment upon the occurrence of certain specified events. Upon conversion, the Company would pay or deliver, as the case may be, cash, shares of the Company’s common stock or combination of cash and shares of the Company’s common stock, at the Company’s election. In connection with the offering of the 2025 Notes, the Company purchased capped call options (“Capped Call Options”) with respect to its common stock for $50.6 million. The Capped Call Options were purchased call options that give the Company the option to purchase up to approximately 1.6 million shares of its common stock for $282.52 per share, and were purchased in order to offset potential dilution to the Company’s common stock upon any conversion of the 2025 Notes, subject to a cap of $426.44 per share.

In 2025, upon the election of holders to convert, the Company settled $233.4 million of principal balance of the 2025 Notes in cash and issued 0.5 million shares for the conversion premium in excess of the principal amount. Upon the maturity of the 2025 Notes in June 2025, the Company paid $225.6 million to satisfy the remaining aggregate principal amount due and issued 0.4 million shares for the conversion premium in excess of the principal amount. The Company also exercised the Capped Call Options, which the Company net share settled and received 0.4 million shares of its common stock. At settlement, the $50.6 million paid for the Capped Call Options was recorded in treasury stock and netted within additional paid-in capital.

The Company recognized interest expense of $0.9 million in 2025 and $3.7 million in 2024 and 2023.

11. Segment Information and Geographic Data

The Company provides a customer platform that helps businesses connect and grow better. The Company generates revenue from subscriptions to its customer platform and related professional services and other revenue consisting mainly of customer on-boarding, training and consulting services and Payments.

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

Geographic information

Revenue and long-lived assets by geographic region, based on the physical location of the operations recording the revenue or the long-lived assets, respectively, are as follows:

Revenues by geographic region:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Americas	$1,872,171	$1,588,886	$1,321,568
Europe	1,010,968	825,598	668,263
Asia Pacific	248,127	213,059	180,399
Total	$3,131,266	$2,627,543	$2,170,230
Percentage of revenues generated outside of the Americas	40%	40%	39%

Revenue derived from customers outside the United States (international) was approximately 48% of total revenue in 2025, and 47% of total revenue in 2024 and 2023. Revenues of Americas attributed to the United States were 96%, 95%, and 96% of in the years ended December 31, 2025, 2024 and 2023. Revenues of Europe attributed to Ireland were 50%, 47%, and 54% in the years ended December 31, 2025, 2024 and 2023.

Total long-lived assets by geographic region:

	As of December 31, 2025	As of December 31, 2024
	(In thousands)
Americas	$238,095	$231,984
Europe	95,798	93,288
Asia Pacific	8,797	5,123
Total long lived assets	$342,690	$330,395
Percentage of long lived assets held outside of the Americas	31%	30%

Long-lived assets of Americas attributed to the United States were 97% as of December 31, 2025 and 2024. Long-lived assets of Europe attributed to Ireland were 82% and 80% as of December 31, 2025 and 2024.

12. Commitments and Contingencies

Contractual Obligations

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through February 2035. Certain leases contain optional termination dates. The table below only includes payments up to the optional termination date. If the Company were to extend leases beyond the optional termination date, the future commitments would increase by approximately $91.8 million.

Future minimum payments under all operating lease agreements as of December 31, 2025, are as follows:

(in thousands)
2026	$56,535
2027	50,257
2028	37,455
2029	37,188
2030	36,117
Thereafter	95,832
Total	$313,384

The Company has entered into certain non-cancelable vendor commitments, which require the future purchase of goods or services. Future minimum payments under all vendor commitments as of December 31, 2025 are as follows:

(in thousands)
2026	$286,458
2027	202,784
2028	4,463
2029	1,025
2030	—
Thereafter	—
Total	$494,730

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

13. Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), which is reported as a component of stockholders’ equity, for the years ended December 31, 2025 and 2024:

	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Investments	Unrealized Gain (Loss) on Derivate Instruments	Total
	(in thousands)
Ending balance at December 31, 2023	$950	$877	$—	$1,827
Other comprehensive (loss) income before reclassifications	(6,878)	318	(1,622)	(8,182)
Amounts reclassified from accumulated other comprehensive income, net of tax, to revenue	—	—	701	701
Ending balance at December 31, 2024	$(5,928)	$1,195	$(921)	$(5,654)
Other comprehensive (loss) income before reclassifications	9,354	94	1,472	10,920
Amounts reclassified from accumulated other comprehensive income, net of tax, to revenue	—	—	(22)	(22)
Ending balance at December 31, 2025	$3,426	$1,289	$529	$5,244

14. Stockholders’ Equity and Stock-Based Compensation

Common Stock Reserved — As of December 31, 2025 and 2024, the Company has authorized 500 million shares of common stock. The number of shares of common stock reserved for the vesting of RSUs, PSUs, and exercise of common stock options are as follows (in thousands):

	December 31, 2025	December 31, 2024
RSUs	1,396	1,475
PSUs	75	71
Options	174	302
	1,645	1,848

Equity Incentive Plans —The Company’s 2014 Stock Option and Incentive Plan (the “2014 Plan”) became effective upon the closing of the Company’s IPO in the fourth quarter of 2014. As of December 31, 2025, 0.2 million options to purchase common stock and 0.4 million RSUs remained outstanding under the 2014 Plan.

The Company’s 2024 Stock Option and Incentive Plan (the “2024 Plan”) became effective June 11, 2024 after shareholder approval. The Company reserved 3,950,000 shares available for issuance. The shares of stock underlying any awards under the 2024 Plan and 2014 Plan that are forfeited, canceled, or otherwise terminated (other than by exercise) are added back to the shares available for issuance under the 2024 Plan. As of December 31, 2025, 1.0 million RSUs and 0.1 million PSUs remained outstanding under the 2024 Plan.

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

The following two tables show stock compensation expense by award type and where the stock compensation expense is recorded in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2025	2024	2023
	( in thousands)
Options	$4,272	$7,801	$11,555
RSUs	484,449	458,027	391,810
PSUs	24,356	24,129	13,502
ESPP	15,076	14,813	15,404
Total stock-based compensation	$528,153	$504,770	$432,271

	2025	2024	2023
	(in thousands)
Cost of revenue, subscription	$34,591	$23,613	$12,652
Cost of revenue, service	3,972	4,339	4,958
Research and development	261,747	243,164	198,953
Sales and marketing	139,346	145,778	140,362
General and administrative	88,497	87,876	75,346
Total stock-based compensation	$528,153	$504,770	$432,271

Excluded from stock-based compensation expense is $57.5 million of capitalized software development costs in 2025, $40.1 million in 2024, and $28.2 million in 2023.

Stock Options —The fair value of employee options is estimated on the date of each grant using the Black-Scholes option-pricing model with the following assumptions. There were no options granted in 2024 or 2025.

2023
Risk-free interest rate (%)	3.46-4.37
Expected term (years)	5.3-6.0
Volatility (%)	52.72-55.06
Expected dividends	—

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

The stock option activity for the year ended December 31, 2025 is as follows:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding—January 1, 2025	302	$226.61	4.7	$141,860
Granted	—	—
Exercised	(124)	139.48
Forfeited/expired	(4)	307.65
Outstanding—December 31, 2025	174	$286.89	4.7	$23,443
Options vested or expected to vest—December 31, 2025	174	$286.89	4.7	$23,443
Options exercisable—December 31, 2025	163	$279.13	4.5	$23,244

	Year Ended December 31,
	2025	2024	2023
	(in thousands, except per share amounts)
Total intrinsic value of options exercised	$53,504	$67,545	$23,105
Total estimated grant date fair value of options vested	$5,339	$8,980	$11,565
Weighted-average grant date fair value per share of options granted	n/a	n/a	$197.31

Total unrecognized compensation cost related to the unvested options was $1.4 million at December 31, 2025. That cost is expected to be recognized over a weighted-average period of 0.9 years.

Restricted Stock Units —RSUs vest upon achievement of a time-based service condition over a period of three or four years. As soon as practicable following each vesting date, the Company will issue to the holder of the RSUs the number of shares of common stock equal to the aggregate number of RSUs that have vested. The total stock-based compensation expense expected to be recorded over the remaining life of outstanding RSUs is approximately $701.8 million at December 31, 2025. That cost is expected to be recognized over a weighted-average period of 2.1 years. As of December 31, 2025, there are 1.4 million RSUs expected to vest with an aggregate intrinsic value of $557.5 million.

The following table summarizes the activity related to RSUs for the year ended December 31, 2025:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Unvested and outstanding at January 1, 2025	1,475	$504.89
Granted	1,129	605.25
Vested	(1,008)	498.64
Forfeited	(200)	558.53
Unvested and outstanding at December 31, 2025	1,396	$583.31

	Year Ended December 31,
	2025	2024	2023
	(in thousands, except per share amounts)
Total intrinsic value of RSUs vested	$575,540	$616,970	$481,196
Total grant date fair value of RSUs vested	$502,467	$458,913	$383,175
Weighted-average grant date fair value per share of RSUs granted	$605.25	$596.51	$411.64

Performance-based Restricted Stock Units —PSUs are eligible to be earned upon the achievement of certain performance targets, as defined in the grant agreements, and satisfaction of service conditions. The fair value of the PSUs is the closing price of the Company's common stock on the grant date of the award. Stock-based compensation costs for PSUs are recognized using the graded vesting attribution method over the requisite service period when it becomes probable that the performance target will be achieved. The total stock-based compensation expense expected to be recorded over the remaining life of outstanding PSUs is approximately $16.6 million at December 31, 2025. That cost is expected to be recognized over a weighted-average period of 1.9 years. As of December 31, 2025, there are 0.1 million PSUs expected to vest with an aggregate intrinsic value of $30.3 million.

The following table summarizes the activity related to PSUs for the year ended December 31, 2025:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Unvested and outstanding at January 1, 2025	71	$548.13
Granted	56	631.62
Vested	(45)	524.83
Forfeited	(7)	654.26
Unvested and outstanding at December 31, 2025	75	$613.94

	Year Ended December 31,
	2025	2024	2023
Total intrinsic value of PSUs vested	$28,829	$20,358	$—
Total grant date fair value of PSUs vested	$23,452	$13,025	$—
Weighted-average grant date fair value per share of PSUs granted	$631.62	$633.80	$383.13

Employee Stock Purchase Plan (“ESPP”)— The ESPP authorizes the issuance of up to a total of 2.4 million shares of common stock to participating employees and allows those employees to purchase shares of common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals. The offering periods for the ESPP commence on June 1 and December 1 of each year.

The fair value of the purchase rights under the ESPP is estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2025	2024	2023
Risk-free interest rate (%)	3.75-4.43	4.43-5.39	4.65-5.44
Expected term (years)	0.50	0.50	0.50
Volatility (%)	38.58-42.04	34.88-38.83	38.83-76.02
Expected dividends	—	—	—

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

The following table summarizes the activity related to ESPP:

	Shares Issued (in thousands)	Weighted- Average Purchase Price	Total Cash Proceeds (in thousands)
2025	136	$421.22	$54,304
2024	109	$469.73	$50,993
2023	127	$319.70	$40,479

Share Repurchase Program — On May 6, 2025, the Company’s Board of Directors authorized a share repurchase program for the repurchase of shares of the Company’s common stock, in an aggregate amount of up to $500 million (the “2025 Share Repurchase Program”), exclusive of any transaction costs related to such repurchases, over a period of up to 12 months. All repurchases under the 2025 Share Repurchase Program are made through open market trades pursuant to 10b5-1 plans. The 2025 Share Repurchase Program does not obligate the Company to acquire a specified number of shares, and may be suspended, modified, or terminated at any time and will be funded using the Company's cash and cash equivalents. Consideration paid for the shares repurchased is recorded as a reduction to stockholders’ equity on the consolidated balance sheets. The Company completed the 2025 Share Repurchase Program in the third quarter of 2025.

The following table summarizes the stock repurchase activity under the 2025 Share Repurchase Program (in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Number of shares repurchased	997	$—	$—
Average stock price per share	$501.67	$—	$—
Aggregate repurchase amount	$500,000	$—	$—

15. Derivatives

Cash flow hedges

The Company enters into foreign currency forward contracts to reduce the risk of variability in future cash flow due to foreign currency exchange rate fluctuation from certain forecasted revenue transactions billed in currencies other than the U.S. Dollar. These transactions are designated as cash flow hedges. The foreign currency forward contracts have maturities of 12 months or less. Hedge effectiveness is assessed at inception and at each reporting period utilizing statistical regression analysis. The Company is subject to master netting arrangements with certain counterparties of the contracts, under which the Company is allowed to net settle transactions of the same currency. The Company's policy is to present the derivatives on a gross basis on the consolidated balance sheets. Unrealized foreign exchange gains or losses related to those designated cash flow hedge contracts are recorded in accumulated other comprehensive income ("AOCI") and are reclassified into revenues in the same periods when the hedged transactions are recognized in earnings. Cash flows from the settlement of these forward contracts are classified as operating activities on the consolidated statements of cash flows. As of December 31, 2025, the Company had designated cash flow hedge forward contracts with notional amounts equivalent to $42.4 million.

Balance sheet hedges

The Company also enters into foreign currency forward contracts to hedge certain foreign currency denominated monetary assets or liabilities, which are not designated as cash flow hedges. These contracts have maturities of 12 months or less. Changes in the value of the foreign exchange contracts are recognized in other (expense) income, net and are designed to offset the foreign exchange gain or loss on the underlying net monetary assets or liabilities. Cash flows from the settlement of these forward contracts are classified as operating activities on the consolidated statements of cash flows. As of December 31, 2025, the Company had non-designated forward contracts with notional amounts of $42.8 million.

The following summarizes the fair value of derivative financial instruments as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
	(in thousands)
Prepaid expenses and other current assets
Cash flow hedges	$240	$—
Total	$240	$—

Accrued expenses and other current liabilities
Cash flow hedges	$83	$584
Balance sheet hedges	298	—
Total	$381	$584

The following table presents the activity of foreign currency forward contracts designated as hedging instruments and the impact of these derivatives on AOCI:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Beginning accumulated other comprehensive (income) loss at January 1	$921	$—	$—
Net (income) losses recognized in other comprehensive income, net of tax	(1,472)	1,622	—
Net income (losses) reclassified from AOCI to earnings	22	(701)	—
Ending accumulated other comprehensive (income) loss at December 31,	$(529)	$921	$—

The effect of hedges on the consolidated statements of operations are as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Income (losses) reclassified from AOCI related to cash flow hedges
Revenue	$22	$(701)	$—

Income related to non-designated hedges
Other (expense) income	$2,542	$—	$—

As of December 31, 2025, the Company estimates the net amount of unrealized income (losses) before tax on the foreign currency contracts expected to be reclassified into revenue over the next 12 months is approximately $0.3 million.

16. Income Taxes

Income (loss) before provision for income taxes was as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
United States	$9,496	$(34,540)	$(211,528)
Foreign	59,967	63,217	60,953
Total	$69,463	$28,677	$(150,575)

The provision for income taxes consists of the following:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Current income tax expense
Federal	$(4,348)	$(7,631)	$(1,162)
State	(1,406)	(1,640)	(803)
Foreign	(17,800)	(12,088)	(11,420)
Total current income tax expense	(23,554)	$(21,359)	$(13,385)
Deferred income tax (expense) benefit
Federal	(829)	(337)	—
State	(777)	(47)	—
Foreign	1,608	(2,306)	(550)
Total deferred income tax benefit (expense)	2	(2,690)	$(550)
Total income tax expense	$(23,552)	$(24,049)	$(13,935)

Year Ended December 31,
2025
(in thousands)
Net income taxes paid
Federal	$2,407
State	2,493
Australia	2,392
Belgium	1,793
Colombia	1,323
France	1,631
Germany	2,696
Japan	1,653
United Kingdom	1,347
Other foreign	1,576
Total income taxes paid (net of refunds received)	$19,311

The following reconciles the differences between income taxes computed at the federal statutory rate of 21% and the provision for income taxes for 2025:

	Year Ended December 31, 2025
	(in thousands)%
U.S. Federal statutory tax rate	$(14,588)	(21%)
U.S. State and local income tax, net of federal (national) income tax effect (1)	1,082	2
Foreign tax effects
Brazil	(1,145)	(2)
Canada	(1,690)	(2)
Colombia	(888)	(1)
France	(1,569)	(2)
Germany	(1,046)	(2)
Ireland
Statutory tax rate difference between Ireland and United States	1,830	3
Non-taxable items	2,580	4
Other	(188)	(0)
Singapore	(866)	(1)
United Kingdom	(1,172)	(2)
Other foreign jurisdictions	(2,866)	(4)
Effect of cross-border tax laws
Foreign tax credits	2,996	4
Tax credits
Research and development credits	41,859	60
Changes in valuation allowances	(37,148)	(53)
Non-taxable or non-deductible items
Executive compensation limit	(8,263)	(12)
Stock-based compensation	15,240	22
Transaction costs	(5,332)	(8)
Other	(1,184)	(2)
Changes in unrecognized tax benefits	(12,554)	(18)
Other adjustments	1,360	2
Effective tax rate	$(23,552)	(34%)

(1) State taxes in Pennsylvania, New York, New Hampshire, New York City, and Texas made up the majority (greater than 50%) of the tax effect in this category.

The following reconciles the differences between income taxes computed at the federal statutory rate of 21% and the provision for income taxes for 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(in thousands)
Expected income tax (expense) benefit at the federal statutory rate	$(6,123)	$37,845
State taxes net of federal benefit	732	9,131
Stock-based compensation	31,010	7,741
Executive compensation limitation	(10,511)	(4,151)
Difference in foreign tax rates	(2,499)	(2,614)
Non-deductible acquisition costs	(1,447)	—
U.S. tax credits	63,124	45,274
Foreign withholding taxes	(2,044)	(1,449)
Change in valuation allowance	(99,229)	(105,181)
Non research and development tax reserves	(4,276)	—
Foreign derived intangible income	4,872	—
Other U.S. and foreign permanent differences	2,342	(531)
Income tax expense	$(24,049)	$(13,935)

Deferred Tax Assets and Liabilities — Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$285,126	$178,424
Research and investment credits	224,226	181,411
Accruals and reserves	32,170	25,148
Lease liability	47,711	54,028
Depreciation	1,454	552
Capitalized software development	185,582	277,932
Stock-based compensation	27,977	23,145
Other assets	3,992	—
Total deferred tax assets	808,238	740,640
Deferred tax liabilities:
Intangible assets	(5,856)	(6,635)
Convertible debt	—	(56)
Capitalized costs	(69,778)	(51,150)
Right of use assets	(35,839)	(38,871)
Depreciation	(1,365)	(1,276)
Other liabilities	(5,325)	(7,446)
Total deferred tax liabilities	(118,163)	(105,434)
Valuation allowance	(694,085)	(637,609)
Net deferred tax liabilities	$(4,010)	$(2,403)

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

The valuation allowance increased by $56.5 million in 2025, $101.3 million in 2024 and $127.5 million in 2023.

The following summarizes activity related to valuation allowances on deferred tax assets:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Valuation allowance—beginning of the year	$637,609	$536,311	$408,794
Changes to existing valuation allowances—additions to costs and expenses	50,249	99,229	105,181
Changes to existing valuation allowances—additions to other accounts (primarily goodwill)	6,227	2,069	22,336
Valuation allowance—end of period	$694,085	$637,609	$536,311

The Company will continue to maintain a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. However, given the anticipated future earnings of the Company, management believes that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to reach a conclusion that all or a portion of the valuation allowance may no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company is able to actually achieve.

The Company had federal and state net operating loss carryforwards of $1.1 billion and $866.1 million at December 31, 2025 and $640.0 million and $723.7 million at December 31, 2024. The Company also had international net operating loss carryforwards of $0.7 million at December 31, 2025 and $0.9 million at December 31, 2024. All federal net operating losses have an indefinite carryforward period. State net operating losses will begin to expire in 2027.

The Company has net federal research and development credit carryforwards of $198.0 million at December 31, 2025 that begin to expire in 2034. The Company also has state research and investment tax credit carryforwards of $91.5 million that begin to expire in 2026.

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

The following summarizes activity related to unrecognized tax benefits:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Unrecognized benefit—beginning of the year	$38,327	$20,469	$16,888
Gross increases—current period positions	14,239	13,974	8,071
Gross increases—current period business acquisitions	—	—	1,381
Gross increase (decrease)—prior period positions	612	3,884	(5,871)
Unrecognized benefit—end of period	$53,178	$38,327	$20,469

The majority of the gross unrecognized tax benefits represent a reduction to the research and development tax credit carryforward. The majority of the unrecognized tax benefits decrease deferred tax assets with a corresponding decrease to the valuation allowance.

The Company has elected to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. Interest and penalties recognized during the year and cumulatively have been immaterial.

The Company files tax returns in the United States and various jurisdictions throughout the world where the Company has operations or has established a taxable presence. All of the Company’s tax years remain open to examination in the United States, as carryforward attributes generated in past years may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in future periods. The Company is no longer subject to examination for years prior to 2019 in various significant tax jurisdictions and continues to be routinely examined by various taxing authorities.

17. Employee Benefit Plan

The Company maintains a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers certain employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Total employer contributions were $26.2 million in 2025, $23.1 million in 2024, and $11.0 million in 2023.

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

In 2023, the Company terminated and abandoned various leases of office spaces globally. The Company recorded a reduction in right-of-use assets of $46.8 million and an increase in lease liabilities of $5.9 million for these leases upon the lease terminations or abandonments. The Company also incurred $96.8 million of restructuring charges in 2023, composed of $70.0 million related to facilities and $26.8 million for severance, employee related benefits, and other costs, including $1.0 million of stock-based compensation expense. The Company incurred restructuring charges of $4.0 million in 2025 and 2024 consisting of variable facilities related costs on unused space. The charges are recorded to the restructuring line item within the consolidated statements of operations.

Future variable facilities related costs for vacated properties will continue to be recorded to restructuring charges. As of December 31, 2025, the Company did not have any remaining liabilities accrued related to the Restructuring Plan.

19. Subsequent Events

Revolving Credit Facility

On February 10, 2026, we entered into a Credit Agreement with Bank of America, N.A., as the administrative agent and L/C Issuer, and the banks and other financial institutions or entities party thereto as lenders (the "Revolving Credit Agreement"). The Revolving Credit Agreement provides for (i) a five year senior secured revolving credit facility in the amount of up to $500 million and (ii) an uncommitted incremental facility subject to certain conditions. We may use the proceeds of future borrowings under the credit facility to finance working capital, capital expenditures and for other general corporate purposes, including permitted acquisitions and investments. The facility may be drawn as a Base Rate Loan (at the highest of the federal funds rate plus 0.50%, the Bank of America prime rate, or one-month Term SOFR plus 1.00%, all subject to a 1.00% floor, plus an applicable margin ranging from 0.125% to 0.875%) or Term SOFR Loan (SOFR plus an applicable margin ranging from 1.125% to 1.875%). The facility is subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate between 0.125% and 0.300% per annum on the daily undrawn balance. As of the date of filing this report, there were no outstanding borrowings under the revolving credit facility.

Our obligations under the Revolving Credit Agreement are secured by substantially all of our assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, and, during periods when we do not maintain investment-grade credit ratings, a financial covenant that is tested quarterly and requires us to maintain a certain consolidated leverage ratio, and customary events of default. As of the date of filing this report, we were in compliance with all financial covenants under the Revolving Credit Agreement.

2026 Share Repurchase Program

On February 7, 2026 the Company’s Board of Directors authorized a share repurchase program for the repurchase of shares of the Company’s common stock, in an aggregate amount of up to $1.0 billion (the “2026 Share Repurchase Program”) over a period of up to 24 months. All repurchases under the program will be made in the open market, through privately negotiated transactions or other legally permissible means, including pursuant to 10b5-1 plans, and in compliance with applicable securities laws and other requirements. The 2026 Share Repurchase Program will be funded using the Company's working capital. The timing, manner, price, and amount of the 2026 Share Repurchase Program will be subject to the discretion of the Company’s management and does not obligate the Company to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, without prior notice.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has excluded Frame AI, Dashworks, and XFunnel, which the Company acquired in 2025, from its assessment of internal control over financial reporting as of December 31, 2025. Frame AI, Dashworks, and XFunnel are wholly owned subsidiaries of the Company whose total assets and total revenues excluded from management's assessment collectively represented less than 1% each of the related consolidated financial statement amounts for the Company as of and for the year ended December 31, 2025.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013).

Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included under Item 8 of this Annual Report on Form 10-K.

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

(d) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

Revolving Credit Facility

Because we are filing this Annual Report on Form 10-K within four business days after the applicable event, we are making the following disclosure under this Part II, Item 9B instead of filing a Current Report on Form 8-K under Item 1.01.

Entry into a Material Definitive Agreement and Item 2.03. Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

On February 10, 2026, we entered into a Credit Agreement with Bank of America, N.A., as the administrative agent and L/C Issuer, and the banks and other financial institutions or entities party thereto as lenders (the “Revolving Credit Agreement”). The Revolving Credit Agreement provides for (i) a five year senior secured revolving credit facility in the amount of up to $500 million and (ii) an uncommitted incremental facility subject to certain conditions. We may use the proceeds of future borrowings under the credit facility to finance working capital, capital expenditures and for other general corporate purposes, including permitted acquisitions and investments. The facility may be drawn as a Base Rate Loan (at the highest of the federal funds rate plus 0.50%, the Bank of America prime rate, or one-month Term SOFR plus 1.00%, all subject to a 1.00% floor, plus an applicable margin ranging from 0.125% to 0.875%) or Term SOFR Loan (SOFR plus an applicable margin ranging from 1.125% to 1.875%). The facility is subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate between 0.125% and 0.300% per annum on the daily undrawn balance. Our obligations under the Revolving Credit Agreement are secured by substantially all of our assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, and, during periods when we do not maintain investment-grade credit ratings, a financial covenant that is tested quarterly and requires us to maintain a certain consolidated leverage ratio, and customary events of default.

The foregoing summary of the Revolving Credit Agreement is qualified in its entirety by reference to the complete terms and provisions of the Revolving Credit Agreement, a copy of which will be filed as an exhibit the Company’s Form 10-Q for the quarter ended March 31, 2026 and incorporated by reference herein

2026 Share Repurchase Program

Because we are filing this Annual Report on Form 10-K within four business days after the applicable event, we are making the following disclosure under this Part II, Item 9B instead of filing a Current Report on Form 8-K under Item 8.01 Other Events.

On February 7, 2026, the Company’s Board of Directors authorized a share repurchase program for the repurchase of shares of the company’s common stock, in an aggregate amount of up to $1.0 billion (the “2026 Share Repurchase Program”) over a period of up to 24 months. Repurchases under this program will be made in the open market, through privately negotiated transactions or other means, including pursuant to 10b5-1 plans, and in compliance with applicable securities laws and other requirements. The timing, manner, price, and amount of the 2026 Share Repurchase Program will be subject to the discretion of the Company’s management. The 2026 Share Repurchase Program does not obligate the Company to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, without prior notice.

10b5-1 Trading Plans

The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted, modified or terminated by our directors and certain officers during the fourth quarter of 2025, each of which is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name	Action Taken	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Kate Bueker (Chief Financial Officer)	Adoption (November 26, 2025)	Trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)	400 days	19,781 shares

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The complete response to this Item regarding the backgrounds of our executive officers and directors and other information required by Items 401, 405, 407 and 408(b) of Regulation S-K will be contained in our definitive proxy statement for our 2026 Annual Meeting of Stockholders.

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

ITEM 11. Executive Compensation

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2026 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2026 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2026 Annual Meeting of Stockholders.

ITEM 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2026 Annual Meeting of Stockholders.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) Documents Filed as Part of this Annual Report on Form 10-K

1. Financial Statements (included in Item 8 of this Annual Report on Form 10-K):

•
Report of Independent Registered Public Accounting Firm
•
Consolidated Balance Sheets as of December 31, 2025 and 2024
•
Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023
•
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023
•
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
•
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023
•
Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Financial statements schedules are omitted as they are either not required or the information is otherwise included in the consolidated financial statements.

3. The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit List on the following page and are incorporated herein.

ITEM 16. 10-K Summary

Not applicable.

EXHIBIT LIST

			Incorporated by Reference
Exhibit number	Description of exhibit	Provided Herewith	Form	SEC File no.	Exhibit	Filing Date
3.1	Eighth Amended and Restated Certificate of Incorporation of the Registrant		8-K	001-36680	3.1	6/10/2025
3.2	Sixth Amended and Restated Bylaws of the Registrant		8-K	001-36680	3.2	6/10/2025
4.1	Form of Common Stock Certificate		S-1	333-198333	4.1	9/26/2014
4.2	Indenture, dated as of June 4, 2020, between the Registrant, and Wilmington Trust, National Association, as trustee		8-K	001-36680	4.1	6/5/2020
4.3	Form of 0.375% Convertible Senior Notes due 2025 (included in Exhibit 4.2)		10-K	001-36680	4.5	2/12/2020
4.4	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended		10-K	001-36680	10.4	2/16/2023
10.1	Lease dated April 23, 2015 between Two Canal Park Massachusetts LLC (formerly BCSP Cambridge Two Property LLC) and HubSpot, Inc.; First Amendment to Lease dated August 10, 2016; Second Amendment to Lease dated March 12, 2018; Third Amendment to Lease dated December 2, 2019; Fourth Amendment to Lease dated January 6, 2020; Fifth Amendment dated July 2, 2021		10-K	001-36680	10.4	2/16/2023
10.2	Lease of 1 – 6 Sir John Rogerson's Quay, Windmill Quarter, Dublin 2, dated August 1, 2019, between Hibernia REIT Public Limited Company, as Landlord, HubSpot Ireland Limited, as Tenant, SOBO Management Company Limited by Guarantee, as Management Company, and HubSpot, Inc., as Guarantor		10-K	001-36680	10.5	2/12/2020
10.3#	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors		S-1	333-198333	10.4	8/25/2014
10.4#	2007 Equity Incentive Plan and forms of restricted stock agreement and option agreements thereunder		S-1	333-198333	10.5	8/25/2014
10.5#	2014 Stock Option and Grant Plan, Amendment No. 1 thereto, and forms of restricted stock and option agreements thereunder		10-K	001-36680	10.5	2/14/2024
10.6#	Amended and Restated 2014 Employee Stock Purchase Plan		10-K	001-36680	10.9	2/16/2023
10.7#	Amended and Restated Management Cash Incentive Bonus Plan		10-K	001-36680	10.7	2/12/2025

			Incorporated by Reference
Exhibit number	Description of exhibit	Provided Herewith	Form	SEC File no.	Exhibit	Filing Date
10.8	Form of Call Option Transaction Confirmation		8-K	001-36680	10.1	5/10/2017
10.9	Form of Warrant Confirmation		8-K	001-36680	10.2	5/10/2017
10.10#	Non-Employee Director Compensation Policy (as amended and currently in effect)		10-Q	001-36680	10.2	08/06/2025
10.11#	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors		10-Q	001-36680	10.3	08/06/2025
10.12	Form of Capped Call Transaction Confirmation		8-K	001-36680	10.1	6/5/2020
10.13#	HubSpot, Inc. 2024 Stock Option and Incentive Plan, and forms of restricted stock and option agreements thereunder		10-Q	001-36680	10.1	11/6/2024
10.14#	Form of PSU Agreement		10-K	001-36680	10.13	2/12/2025
10.15#	Executive Severance Plan, effective April 10, 2025		8-K	001-36680	10.1	4/11/2025
19.1	Insider Trading Policy and Procedures	X
21.1	List of Subsidiaries	X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (included on signature page)	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1Ÿ	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Policy of Recoupment of Incentive Compensation		10-K	001-36680	97.1	2/14/2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

Incorporated by Reference
Exhibit number	Description of exhibit	Provided Herewith	Form	SEC File no.	Exhibit	Filing Date
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Cambridge, Commonwealth of Massachusetts, on the 11th day of February 2026.

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

Signature	Title	Date

/s/ Yamini Rangan	Chief Executive Officer	February 11, 2026
Yamini Rangan	(Principal Executive Officer)

/s/ Kate Bueker	Chief Financial Officer	February 11, 2026
Kate Bueker	(Principal Financial and Accounting Officer)

/s/ Lorrie Norrington	Chairperson	February 11, 2026
Lorrie Norrington

/s/ Dharmesh Shah	Director and Chief Technology Officer	February 11, 2026
Dharmesh Shah

/s/ Nick Caldwell	Director	February 11, 2026
Nick Caldwell

/s/ Ron Gill	Director	February 11, 2026
Ron Gill

/s/ Claire Hughes Johnson	Director	February 11, 2026
Claire Hughes Johnson

/s/ Brian Halligan	Director	February 11, 2026
Brian Halligan

/s/ Andrew Anagnost	Director	February 11, 2026
Andrew Anagnost

/s/ Jay Simons	Director	February 11, 2026
Jay Simons

/s/ Jill Ward	Director	February 11, 2026
Jill Ward

/s/ Clara Shih	Director	February 11, 2026
Clara Shih