Form 10-Q
period 2026-03-31
HUBSPOT INC
filed 2026-05-07
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2026

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

There were 51,217,740 shares of the registrant’s Common Stock issued and outstanding as of May 1, 2026.

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
•
our expectations regarding the potential impact of geo-political conflicts, inflationary pressures, tariffs and trade restrictions, foreign currency movement, macroeconomic stability, and catastrophic events, on our business, the broader economy, our workforce and operations, the markets in which we and our partners and customers operate, and our ability to forecast future financial performance, including variability in the intra-quarter linearity of our business;
•
our anticipated areas of investments, including sales and marketing, research and development, including with respect to AI and machine learning, customer service and support, data center infrastructure and service capabilities, and expectations relating to such investments;
•
our predictions about industry and market trends;
•
our ability to comply with obligations under our revolving credit facility;
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

PART I — Financial Information

Item 1. Financial Statements

HubSpot, Inc.

Unaudited Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$943,937	$882,242
Short-term investments	747,115	821,552
Accounts receivable — net of allowance for doubtful accounts of $6,151 at March 31, 2026, and $6,825 at December 31, 2025	354,950	419,146
Deferred commission expense	239,163	226,184
Prepaid expenses and other current assets	156,451	100,611
Total current assets	2,441,616	2,449,735
Long-term investments	87,520	136,662
Property and equipment, net	149,923	141,869
Capitalized software development costs, net	221,521	213,794
Right-of-use assets	192,339	200,821
Deferred commission expense, net of current portion	225,317	218,991
Other assets	178,236	165,602
Intangible assets, net	32,510	35,225
Goodwill	300,276	291,452
Total assets	$3,829,258	$3,854,151
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$53,420	$24,764
Accrued compensation costs	107,887	99,195
Accrued commissions	117,805	132,003
Accrued expenses and other current liabilities	163,849	166,861
Operating lease liabilities	37,134	39,703
Deferred revenue	1,037,640	1,004,945
Total current liabilities	1,517,735	1,467,471
Operating lease liabilities, net of current portion	210,157	222,602
Deferred revenue, net of current portion	7,108	8,495
Other long-term liabilities	97,478	89,339
Total liabilities	1,832,478	1,787,907
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value—500,000 shares authorized; 55,076 and 54,832 shares issued; 51,954 and 52,555 shares outstanding at March 31, 2026, and December 31, 2025, respectively	52	53
Treasury stock, $0.001 par value—3,122 and 2,277 shares held at March 31, 2026, and December 31, 2025, respectively	3	2
Additional paid-in capital	2,716,280	2,814,843
Accumulated other comprehensive income	1,789	5,244
Accumulated deficit	(721,344)	(753,898)
Total stockholders’ equity	1,996,780	2,066,244
Total liabilities and stockholders’ equity	$3,829,258	$3,854,151

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	For the Three Months Ended March 31,
	2026	2025
Revenues:
Subscription	$862,264	$698,728
Professional services and other	18,731	15,409
Total revenue	880,995	714,137
Cost of revenues:
Subscription	128,724	100,230
Professional services and other	16,970	14,877
Total cost of revenues	145,694	115,107
Gross profit	735,301	599,030
Operating expenses:
Research and development	234,193	220,100
Sales and marketing	386,431	326,697
General and administrative	85,640	78,633
Restructuring	1,094	1,080
Total operating expenses	707,358	626,510
Income (loss) from operations	27,943	(27,480)
Other income (expense)
Interest income	12,884	20,564
Interest expense	(245)	(644)
Other expense, net	(1,288)	(2,309)
Total other income	11,351	17,611
Income (loss) before income tax expense	39,294	(9,869)
Income tax expense	(6,740)	(11,924)
Net income (loss)	$32,554	$(21,793)
Net income (loss) per share, basic	$0.62	$(0.42)
Net income (loss) per share, diluted	$0.62	$(0.42)
Weighted average common shares used in computing basic net income (loss) per share:	52,490	52,154
Weighted average common shares used in computing diluted net income (loss) per share	52,578	52,154

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the Three Months Ended March 31,
	2026	2025
Net income (loss)	$32,554	$(21,793)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,612)	2,945
Changes in unrealized loss on investments, net of income taxes of $0 for the three months ended March 31, 2026, and 2025	(1,369)	(408)
Changes in unrealized loss on cash flow hedges, net of income taxes of ($67) for the three months ended March 31, 2026, and $47 for the three months ended March 31, 2025	(474)	457
Comprehensive income (loss)	$29,099	$(18,799)

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Stockholders' Equity

(in thousands, except per share amounts)

	Common Stock, $0.001 Par Value		Treasury Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	$	Shares	$	Capital	Income (Loss)	Deficit	Total
Balances at December 31, 2025	52,555	$53	2,277	$2	$2,814,843	$5,244	$(753,898)	2,066,244
Issuance of common stock under stock plans	254	—	—	—	—	—	—	—
Restricted stock units taxes paid in cash	(10)	—	—	—	(3,194)	—	—	(3,194)
Repurchases of common stock	(845)	(1)	845	1	(212,309)	—	—	(212,309)
Stock-based compensation	—	—	—	—	116,940	—	—	116,940
Other comprehensive loss, net of tax	—	—	—	—	—	(3,455)	—	(3,455)
Net income	—	—	—	—	—	—	32,554	32,554
Balances at March 31, 2026	51,954	$52	3,122	$3	$2,716,280	$1,789	$(721,344)	$1,996,780

	Common Stock, $0.001 Par Value		Treasury Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	$	Shares	$	Capital	Income (Loss)	Deficit	Total
Balances at December 31, 2024	51,767	$52	900	$—	$2,713,697	$(5,654)	$(799,809)	1,908,286
Issuance of common stock under stock plans	335	—	(2)	—	3,088	—	—	3,088
Restricted stock units taxes paid in cash	(12)	—	—	—	(9,070)	—	—	(9,070)
Conversion of the 2025 Notes	192	—	—	—	(767)	—	—	(767)
Stock-based compensation	—	—	—	—	121,806	—	—	121,806
Other comprehensive income, net of tax	—	—	—	—	—	2,994	—	2,994
Net loss	—	—	—	—	—	—	(21,793)	(21,793)
Balances at March 31, 2025	52,282	$52	898	$—	$2,828,754	$(2,660)	$(821,602)	$2,004,544

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended March 31,
	2026	2025
Operating Activities:
Net income (loss)	32,554	$(21,793)
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities, net of acquisitions
Depreciation and amortization	40,239	28,830
Stock-based compensation	115,744	116,693
Gain on strategic investments	(747)	(115)
Impairment of strategic investments	913	1,600
Benefit from deferred income taxes	(73)	(335)
Amortization of debt discount and issuance costs	97	500
Accretion of bond discount	(6,789)	(13,848)
Unrealized currency translation	2,527	2,717
Changes in assets and liabilities
Accounts receivable	58,437	45,655
Prepaid expenses and other assets	(60,519)	(26,392)
Deferred commission expense	(22,092)	(27,159)
Right-of-use assets	7,402	6,437
Accounts payable	31,319	18,034
Accrued expenses and other liabilities	(24,709)	(1,224)
Operating lease liabilities	(13,859)	(7,452)
Deferred revenue	38,381	39,422
Net cash and cash equivalents provided by operating activities	198,825	161,570
Investing Activities:
Purchases of investments	(358,691)	(674,375)
Maturities of investments	487,690	803,059
Purchases of property and equipment	(15,422)	(13,345)
Purchases of strategic investments	(5,792)	(11,000)
Purchases of intangible assets	(527)	—
Capitalization of software development costs	(34,339)	(30,421)
Business acquisitions, net of cash acquired	(8,341)	(51,356)
Net cash and cash equivalents provided by investing activities	64,578	22,562
Financing Activities:
Employee taxes paid related to the net share settlement of stock-based awards	(3,194)	(9,070)
Payment of debt issuance costs	(2,620)	—
Repayment of 2025 Convertible Notes	—	(90,568)
Proceeds related to the issuance of common stock under stock plans	16,313	19,308
Repurchases of common stock	(206,681)	—
Net cash and cash equivalents used in financing activities	(196,182)	(80,330)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,526)	8,560
Net increase in cash, cash equivalents and restricted cash	61,695	112,362
Cash, cash equivalents and restricted cash, beginning of period	884,945	516,720
Cash, cash equivalents and restricted cash, end of period	$946,640	$629,082
Supplemental cash flow disclosure:
Cash paid for income taxes	$9,153	$3,705
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$3,199
Non-cash investing and financing activities:
Excise tax liability accrued for common stock repurchased	$1,277	$—
Capital expenditures incurred but not yet paid	$5,145	$2,799
Repurchases of common stock in accrued expenses	$4,347	$—

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Notes to Unaudited Consolidated Financial Statements

1. Organization and Operations

HubSpot, Inc. (the “Company”) provides an agentic customer platform that helps marketing, sales, and customer service teams drive business growth. The Company delivers seamless connection for customer-facing teams with a unified platform that includes three layers: Artificial Intelligence (“AI”)-powered agents and engagement Hubs, a Smart customer relationship management product (“CRM”), and a connected ecosystem supporting the customer platform with a marketplace of integrations, templates, expert partners, a community network, and an academy of educational content.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, the Company has prepared the accompanying unaudited consolidated financial statements on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2025, and these consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2026. The December 31, 2025 balance sheet data was derived from audited financial statements, but this Form 10-Q does not include all disclosures required under GAAP. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted under the rules and regulations of the SEC.

These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 11, 2026. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K that have had a material impact on our consolidated financial statements and related notes.

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

In July 2025, the FASB issued guidance that provides a practical expedient to measure credit losses on current accounts receivable and current contract assets. The practical expedient allows companies to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when measuring credit losses. The Company adopted the updated guidance as of January 1, 2026 and the adoption did not have a material impact on its consolidated financial statements.

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

Deferred Revenue and Deferred Commission Expense

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue. $526.8 million of revenue was recognized during the three months ended March 31, 2026 that was included in deferred revenue at the beginning of the period. As of March 31, 2026, approximately $1.7 billion of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year. The Company expects to recognize revenue on approximately 89% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

Additional contract liabilities of $6.9 million and $5.9 million were included in accrued expenses and other current liabilities on the consolidated balance sheet as of March 31, 2026 and December 31, 2025.

The incremental direct costs of obtaining a contract, which primarily consist of employee sales and Solutions Partners commissions paid for new subscription contracts, are deferred and amortized on a straight-line basis over a period of approximately two to four years. The two to four-year period has been determined by taking into consideration the commitment term of the customer contract, the nature of the Company’s technology development life-cycle, and an estimated customer relationship period. Sales and Solutions Partner commissions for upgrade contracts are deferred and amortized on a straight-line basis over the remaining estimated customer relationship. Deferred commission expense that will be recorded as expense during the succeeding 12-month period is recorded as current deferred commission expense, and the remaining portion is recorded as long-term deferred commission expense.

Deferred commission expense during the three months ended March 31, 2026 increased by $19.3 million as a result of deferring incremental costs of obtaining a contract of $87.9 million and was offset by amortization of $68.6 million during the same period.

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

A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$32,554	$(21,793)
Weighted-average common shares outstanding — basic	52,490	52,154
Dilutive effect of share equivalents resulting from stock options, RSUs, ESPP, PSUs, and the Conversion Options	88	—
Weighted-average common shares, outstanding — diluted	52,578	52,154
Net income (loss) per share, basic	$0.62	$(0.42)
Net income (loss) per share, diluted	$0.62	$(0.42)

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

Since the Company incurred net loss for the three months ended March 31, 2025, diluted net loss per share is the same as basic net loss per share. All of the Company’s outstanding stock options, RSUs, PSUs, and shares issuable under the ESPP, as well as the Conversion Options, were excluded in the calculation of diluted net loss per share as the effect would be anti-dilutive.

The weighted-average number of shares outstanding used in the computation of diluted net income (loss) per share does not include the effect of the following potentially dilutive common stock, as the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Options to purchase common shares	93	255
RSUs and PSUs	1,260	1,399
Conversion Option of the 2025 Notes	—	1,307
ESPP	142	—

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at March 31, 2026 and December 31, 2025:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$279,906	$—	$—	$279,906
Corporate bonds	—	222,963	—	222,963
U.S. Government agency securities	—	32,587	—	32,587
U.S. Treasury securities	—	579,085	—	579,085
Strategic investments	—	—	15,308	15,308
Restricted cash:
Money market funds	—	2,703	—	2,703
Prepaid expenses and other current assets:
Foreign currency derivative assets	—	352	—	352
Total assets	$279,906	$837,690	$15,308	$1,132,904

Accrued expenses and other current liabilities:
Foreign currency derivative liabilities	$—	$158	$—	$158
Total liabilities	$—	$158	$—	$158

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$191,494	$—	$—	$191,494
Corporate bonds	—	253,765	—	253,765
U.S. Government agency securities	—	45,710	—	45,710
U.S. Treasury securities	—	658,739	—	658,739
Strategic investments	—	—	19,076	19,076
Restricted cash:
Money market funds	—	2,703	—	2,703
Prepaid expenses and other current assets:
Foreign currency derivative assets	—	240	—	240
Total assets	$191,494	$961,157	$19,076	$1,171,727

Accrued expenses and other current liabilities:
Foreign currency derivative liabilities	$—	$381	$—	$381
Total liabilities	$—	$381	$—	$381

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At March 31, 2026 and December 31, 2025, Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. Certain non-marketable strategic investments measured at fair value on a non-recurring basis are classified as Level 3 as their fair value measurements may include a combination of observable and unobservable inputs.

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

5. Investments

Available-for-sale Investments

The following tables summarize the composition of our short- and long-term investments at March 31, 2026 and December 31, 2025.

	March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Corporate bonds	$222,880	$190	$(107)	$222,963
U.S. Government agency securities	32,606	13	(32)	32,587
U.S. Treasury securities	579,203	11	(129)	579,085
Total	$834,689	$214	$(268)	$834,635

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Corporate bonds	$252,863	$903	$(1)	$253,765
U.S. Government agency securities	45,649	64	(3)	45,710
U.S. Treasury securities	658,387	352	—	658,739
Total	$956,899	$1,319	$(4)	$958,214

For available-for-sale debt securities, any realized gains and losses are determined based on the specific identification method and are reported in the consolidated statements of operations. For securities in an unrealized loss position, the Company first assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before the recovery of its entire amortized cost basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through other income (expense) in the consolidated statements of operations. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of their amortized cost basis.

If neither of the above criteria is met, the Company further assesses whether the decline in fair value below amortized cost is due to credit or non-credit related factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, credit ratings, the financial health of the industry and sector of the issuer, the overall risk profile of the securities, overall macroeconomic conditions, and more. Any credit-related unrealized losses are recognized as an allowance on the consolidated balance sheets with a corresponding charge in other income (expense) in the consolidated statements of operations. Non-credit related unrealized losses and unrealized gains on available-for-sale debt securities are included in accumulated other comprehensive income (loss). In considering the underlying risk of its portfolio, the Company notes that it has a zero-loss expectation for U.S. treasury and U.S. government agency securities, which represents the majority of its debt investment available-for-sale securities portfolio. As of March 31, 2026 and December 31, 2025, no allowance for credit losses in investments was recorded.

The contractual maturities of short-term and long-term investments held at March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026		December 31, 2025
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
	(in thousands)		(in thousands)
Due within one year	$747,038	$747,115	$820,831	$821,552
Due after 1 year through 2 years	87,651	87,520	136,068	136,662
Total	$834,689	$834,635	$956,899	$958,214

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

The carrying values of Company’s strategic investments broken down by category are as follows:

	March 31, 2026	December 31, 2025
	(in thousands)
Measurement alternative method	$99,061	$89,737
Fair value	15,308	19,076
Equity method	14,321	14,251
Total	$128,690	$123,064

The following table summarizes the activity associated with the Company’s strategic investments, which is reported on the Company’s consolidated statement of operations as other income (expense):

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Strategic investments:
Gains	$747	$115
Impairments	(913)	(1,600)
Total included in other income (expense)	$(166)	$(1,485)

6. Derivatives

Cash flow hedges

The Company enters into foreign currency forward contracts to reduce the risk of variability in future cash flow due to foreign currency exchange rate fluctuation from certain forecasted revenue transactions billed in currencies other than the U.S. Dollar. These transactions are designated as cash flow hedges. The foreign currency forward contracts have maturities of 12 months or less. Hedge effectiveness is assessed at inception and at each reporting period utilizing statistical regression analysis. The Company is subject to master netting arrangements with certain counterparties of the contracts, under which the Company is allowed to net settle transactions of the same currency. The Company's policy is to present the derivatives on a gross basis on the consolidated balance sheets. Unrealized foreign exchange gains or losses related to those designated cash flow hedge contracts are recorded in accumulated other comprehensive income (“AOCI”) and are reclassified into revenues in the same periods when the hedged transactions are recognized in earnings. Cash flows from the settlement of these forward contracts are classified as operating activities on the consolidated statements of cash flows. As of March 31, 2026, the Company had designated cash flow hedge forward contracts with notional amounts equivalent to $41.2 million.

Balance sheet hedges

The Company also enters into foreign currency forward contracts to hedge certain foreign currency denominated monetary assets or liabilities, which are not designated as cash flow hedges. These contracts have maturities of 12 months or less. Changes in the value of the foreign exchange contracts are recognized in other income (expense), net and are designed to offset the foreign exchange gain or loss on the underlying net monetary assets or liabilities. Cash flows from the settlement of these forward contracts are classified as operating activities on the consolidated statements of cash flows. As of March 31, 2026, the Company had non-designated forward contracts with notional amounts of $43.6 million.

The following summarizes the fair value of derivative financial instruments as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(in thousands)
Prepaid expenses and other current assets
Cash flow hedges	$6	$240
Balance sheet hedges	346	—
Total	$352	$240

Accrued expenses and other current liabilities
Cash flow hedges	$158	$83
Balance sheet hedges	—	$298
Total	$158	$381

The following table presents the activity of foreign currency forward contracts designated as hedging instruments and the impact of these derivatives on AOCI:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Beginning accumulated other comprehensive (income) loss at January 1	$(529)	$921
Net losses (income) recognized in other comprehensive income, net of tax	237	(87)
Net income (losses) reclassified from AOCI to earnings	237	(370)
Ending accumulated other comprehensive (income) loss at March 31	$(55)	$464

The effect of hedges on the consolidated statements of operations was not material in the three months ended March 31, 2026 and 2025.

As of March 31, 2026, the estimated net amount expected to be reclassified out of AOCI into earnings over the next 12 months is not material.

7. Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows for the three months ended March 31, 2026 and 2025.

	March 31, 2026	March 31, 2025	December 31, 2025
	(in thousands)
Cash and cash equivalents	$943,937	$625,029	$882,242
Restricted cash, included in prepaid expenses and other current assets and other assets	2,703	4,053	2,703
Total cash, cash equivalents, and restricted cash	$946,640	$629,082	$884,945

8. Property and Equipment

Property and equipment consists of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Computer equipment and purchased software	$19,712	$19,520
Employee related computer equipment	47,584	47,408
Furniture and fixtures	20,159	20,246
Leasehold improvements	129,789	124,067
Internal-use software	109,805	100,901
Construction in progress	6,738	5,582
Total property and equipment	333,787	317,724
Less accumulated depreciation	(183,864)	(175,855)
Property and equipment, net	$149,923	$141,869

Depreciation and amortization expense on property and equipment was $9.1 million for the three months ended March 31, 2026 and $7.2 million for the three months ended March 31, 2025.

9. Capitalized Software Development Costs

Capitalized software development costs, exclusive of those recorded within property and equipment, consisted of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Gross capitalized software development costs	$577,063	$537,849
Accumulated amortization	(355,542)	(324,055)
Capitalized software development costs, net	$221,521	$213,794

These capitalized software development costs are associated with software developed for the Company's customer platform. Capitalized software development costs recorded within property and equipment are associated with software developed for Company use.

Amortization of capitalized software development costs, exclusive of costs recorded within property and equipment, was $36.0 million for the three months ended March 31, 2026 and $26.3 million for three months ended March 31, 2025. Amortization expense is included in cost of subscription revenue and cost of professional services and other revenue in the consolidated statement of operations.

10. Debt

2025 Convertible Senior Notes and Capped Call Options

In June 2020, the Company issued $460 million aggregate principal amount of 0.375% convertible senior notes due June 1, 2025 (the “2025 Notes”). The total net proceeds after deducting initial purchase discounts and debt issuance costs, were approximately $450.1 million. Each $1,000 of principal amount of the 2025 Notes was initially convertible into 3.5396 shares of the Company’s common stock (the “Conversion Option of the 2025 Notes”), which was equivalent to an initial conversion price of approximately $282.52 per share. Upon conversion, the Company would pay or deliver cash, shares of the Company’s common stock or combination thereof. In connection with the offering of the 2025 Notes, the Company purchased capped call options (“Capped Call Options”) with respect to its common stock for $50.6 million.

In the three months ended March 31, 2025, upon the election of holders to convert, the Company settled $89.8 million of the principal balance of the 2025 Notes in cash and issued 0.2 million shares for the conversion premium in excess of the principal amount. Upon the maturity of the 2025 Notes in June 2025, the Company paid $225.6 million to satisfy the remaining aggregate principal amount due and issued 0.4 million shares for the conversion premium in excess of the principal amount.

The Company recognized interest expense of $0.6 million in three months ended March 31, 2025.

Revolving Credit Facility

On February 10, 2026, the Company entered into a Credit Agreement with Bank of America, N.A., as the administrative agent and Letter of Credit Issuer, and the banks and other financial institutions or entities party thereto as lenders (the “Revolving Credit Agreement”). The Revolving Credit Agreement provides for (i) a five year senior secured revolving credit facility in the amount of up to $500 million and (ii) an uncommitted incremental facility subject to the terms of the agreement. The facility includes a $50 million sublimit for the issuance of standby letters of credit. The Company may use the proceeds of future borrowings under the credit facility to finance working capital, capital expenditures and for other general corporate purposes, including permitted acquisitions and investments.

Borrowings under the facility have a variable interest rate whereby the Company can elect to use a Base Rate Loan or Secured Overnight Financing Rate (“SOFR”), plus an applicable margin. The Base Rate Loan bears interest (at the highest of (i) the federal funds rate plus 0.50%, (ii) the Bank of America prime rate, or (iii) one-month Term SOFR plus 1.00%, all subject to a 1.00% floor. The applicable margin is between 0.125% to 0.875% for the Base Rate Loan and 1.125% to 1.875% for Term SOFR. The facility is also subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate between 0.125% and 0.300% per annum on the daily undrawn balance. As of March 31, 2026, there were no outstanding borrowings under this Revolving Credit Agreement.

The Company's obligations under the Revolving Credit Agreement are secured by substantially all of the Company's assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, and, during periods when the Company does not maintain investment-grade credit ratings, a financial covenant that is tested quarterly and requires the Company to maintain a certain consolidated leverage ratio, and customary events of default. As of March 31, 2026, the Company was in compliance with all financial covenants under the Revolving Credit Agreement.

11. Leases

The Company leases office facilities under non-cancelable operating leases that expire at various dates through February 2035.

Operating lease expense and cash payments related to operating lease liabilities for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Operating lease expense	$10,587	$10,126
Cash payments	$15,724	$10,325

The Company subleases some of its unused spaces to third parties. Operating sublease income generated under all operating lease agreements for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Operating sublease income	$1,864	$1,526

12. Commitments and Contingencies

Contractual Obligations

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through February 2035. Certain leases contain optional termination dates. The table below only includes payments up to the optional termination date. If the Company were to extend leases beyond the optional termination date, the future commitments would increase by approximately $89.1 million.

Future minimum payments under all operating lease agreements as of March 31, 2026 are as follows:

(in thousands)
Remainder of 2026	$41,366
2027	49,942
2028	37,138
2029	36,790
2030	35,675
Thereafter	95,670
Total	$296,581

The Company has entered into certain non-cancelable vendor commitments, which require the future purchase of goods or services. Future minimum payments under all non-cancelable vendor commitments as of March 31, 2026 are as follows:

(in thousands)
Remainder of 2026	$195,185
2027	211,573
2028	7,290
2029	1,025
2030	—
Thereafter	—
Total	$415,073

Legal Contingencies

From time to time, the Company may become a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, and threatened claims, breach of contract claims, tax, and other matters. The Company currently has no material pending or threatened litigation.

13. Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), which is reported as a component of stockholders’ equity, for the three months ended March 31, 2026 and 2025.

	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Investments	Unrealized Gain (Loss) on Derivative Instruments	Total
	(in thousands)
Beginning balance at January 1, 2026	$3,426	$1,289	$529	$5,244
Other comprehensive income (loss) before reclassifications	(1,612)	(1,369)	(237)	(3,218)
Amounts reclassified from accumulated other comprehensive income, net of tax, to revenue	—	—	(237)	(237)
Ending balance at March 31, 2026	$1,814	$(80)	$55	$1,789

	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Investments	Unrealized Gain (Loss) on Derivative Instruments	Total
	(in thousands)
Beginning balance at January 1, 2025	$(5,928)	$1,195	$(921)	$(5,654)
Other comprehensive income (loss) before reclassifications	2,945	(408)	87	2,624
Amounts reclassified from accumulated other comprehensive income, net of tax, to revenue	—	—	370	370
Ending balance at March 31, 2025	$(2,983)	$787	$(464)	$(2,660)

14. Stockholders' Equity and Stock-Based Compensation Expense

Stock-Based Compensation

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Options	$322	$1,294
RSUs	104,531	105,927
PSUs	6,090	4,898
Employee stock purchase plan	4,801	4,574
Total stock-based compensation expense	$115,744	$116,693

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cost of revenue, subscription	$10,421	$7,697
Cost of revenue, professional services and other	689	930
Research and development	53,809	56,797
Sales and marketing	31,188	31,604
General and administrative	19,637	19,665
Total stock-based compensation expense	$115,744	$116,693

Capitalized software development costs excluded from stock-based compensation expense were $12.4 million for the three months ended March 31, 2026 and $11.8 million for the three months ended March 31, 2025.

Share Repurchase Programs

In May 2025, the Company’s Board of Directors authorized a share repurchase program for the repurchase of shares of the Company’s common stock, in an aggregate amount of up to $500 million (the “2025 Share Repurchase Program”), exclusive of any transaction costs related to such repurchases, over a period of up to 12 months. In February 2026, the Company's Board of Directors authorized an additional $1 billion (the “2026 Share Repurchase Program" and, together with the 2025 Share Repurchase Program, the “Share Repurchase Programs”), over a period of 24 months.

Repurchases under the Share Repurchase Programs may be made under a variety of methods, including privately negotiated or open market trades, pursuant to 10b5-1 plans. The Share Repurchase Programs do not obligate the Company to acquire a specified number of shares, and may be suspended, modified, or terminated at any time and will be funded using the Company's cash and cash equivalents. Consideration paid for the shares repurchased is recorded as a reduction to stockholders’ equity on the consolidated balance sheets.

The following table summarizes the stock repurchase activity under the Share Repurchase Programs (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Number of shares repurchased	845	—
Average stock price per share	$249.74	—
Aggregate repurchase amount	$211,028	—

As of March 31, 2026, $789.0 million remained available for future stock repurchases under the 2026 Share Repurchase Program.

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

Geographic information

Revenues by geographical region:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Americas	$516,523	$438,471
Europe	292,631	219,667
Asia Pacific	71,841	55,999
Total	$880,995	$714,137
Percentage of revenues generated outside of the Americas	41%	39%

Revenue derived from customers outside the United States (international) was approximately 49% of total revenue in the three months ended March 31, 2026 and 47% in the three months ended March 31, 2025. Revenues of Americas attributed to the United States were 96% in the three months ended March 31, 2026 and 97% in the three months ended March 31, 2025. Revenues of Europe attributed to Ireland were 48% in the three months ended March 31, 2026 and 52% in the three months ended March 31, 2025.

Total long-lived assets by geographical region:

	March 31, 2026	December 31, 2025
	(in thousands)
Americas	$244,818	$238,095
Europe	89,421	95,798
Asia Pacific	8,023	8,797
Total long-lived assets	$342,262	$342,690
Percentage of long-lived assets held outside of the Americas	28%	31%

Long-lived assets of Americas attributed to the United States were 97% as of March 31, 2026 and 97% as of December 31, 2025. Long-lived assets of Europe attributed to Ireland were 82% as of March 31, 2026 and 82% as of December 31, 2025.

16. Subsequent Events

Business Acquisition

On April 3, 2026, the Company acquired all outstanding membership interest of Futurepedia, LLC (“Futurepedia”), an AI-focused media platform to expand HubSpot's media footprint, for cash consideration of approximately $27.5 million, subject to customary post-closing adjustments and conditions. The Company is in the process of finalizing the accounting for this transaction and expects to complete the preliminary purchase price allocation in the second quarter of 2026. This acquisition is not expected to have a material impact on the Company’s 2026 financial results.

Share Repurchases

Between March 31, 2026 and May 1, 2026, the Company repurchased 0.9 million shares of its common stock at an average price of $215.34 per share, for an aggregate repurchase amount of $188.7 million. As of May 1, 2026, $600.3 million remained available for future stock repurchases under the 2026 Share Repurchase Program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 11, 2026. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.

Company Overview

We provide an agentic customer platform that helps marketing, sales, and customer service teams drive business growth. We deliver seamless connection for customer-facing teams with a unified platform that includes three layers: Artificial Intelligence (“AI”)-powered agents and engagement Hubs, a Smart customer relationship management product (“CRM”), and a connected ecosystem supporting the customer platform with a marketplace of integrations, templates, expert partners, a community network, and an academy of educational content.

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

We focus on selling to mid-market business-to-business, or B2B, companies, which we define as companies that have between 2 and 2,000 employees. While our customer platform was built to grow with any company, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving this market segment. These mid-market businesses seek an integrated, easy-to-implement and easy-to-use solution to reach customers and compete with organizations that have larger marketing, sales, and customer service budgets. We efficiently reach these businesses at scale through our traditional and AI-enhanced engagement strategies, our Solutions Partners, and our “freemium” model. AI-enhanced engagement strategies leverage AI to personalize, automate, and optimize how businesses attract, engage, and retain customers across channels and throughout the customer lifecycle. A Solutions Partner is a service provider that helps businesses with strategy, execution, and implementation of go-to-market activities and technology solutions. Our freemium model attracts customers who begin using our customer platform through our free products and then upgrade to our paid products. As of March 31, 2026, we had 9,021 full-time employees and 299,458 Customers of varying sizes in more than 135 countries, representing many industries.

We primarily sell our customer platform on a subscription basis. Our total revenue increased to $881.0 million for the three months ended March 31, 2026 from $714.1 million for the three months ended March 31, 2025, representing a year-over-year increase of 23% in 2026. We generated net income of $32.6 million for the three months ended March 31, 2026 and net losses of $21.8 million for the three months ended March 31, 2025.

We derive most of our revenue from subscriptions to our cloud-based customer platform and related professional services, which consist of customer on-boarding, training and consulting services. Subscription revenue accounted for 98% of our total revenue for the three months ended March 31, 2026 and 2025. We sell multiple product plans at different base prices on a subscription basis, each of which includes our Smart CRM and integrated applications to meet the needs of the various customers we serve. We also generate revenue through usage and consumption-based models. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We also generate revenue based on the purchase of additional subscriptions, products and seats. Most of our Customers’ subscriptions are one year or less in duration.

Subscriptions are billed in advance on various schedules. Because the mix of billing terms for orders can vary from period to period, the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. Accordingly, we do not believe that change in deferred revenue is an accurate indicator of future revenue.

Many of our customers purchase on-boarding, training, and consulting services, which are designed to help customers enhance their ability to attract, engage and delight their customers using our customer platform. Professional services and other revenue accounted for 2% of total revenue for the three months ended March 31, 2026 and 2025.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs of our sales and marketing employees, including sales commissions and incentives, benefits and stock-based compensation expense, marketing programs, including lead generation, costs of our annual UNBOUND (formerly INBOUND) conference, other brand building expenses, amortization of intangible assets, professional and contractor fees and allocated overhead costs. Sales and marketing expenses also include commissions paid to our Solutions Partners in instances where the end customer purchases and pays for a subscription to our customer platform. We defer certain sales and Solutions Partner commissions related to acquiring new contracts and amortize them ratably over a period of benefit that we have determined to be approximately two to four years.

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

Restructuring

Restructuring expenses primarily consist of variable lease costs related to properties vacated under our restructuring plan. On January 25, 2023, our board of directors authorized a restructuring plan (the “Restructuring Plan”) that was designed to reduce operating costs and enable investment in key opportunities for long-term growth while driving continued profitability. The Restructuring Plan included a reduction of our workforce by approximately 7% and a global lease consolidation to create higher density across our workspaces. Future variable facilities related costs for vacated properties will continue to be recorded to restructuring charges.

Other Income (Expense)

Interest income primarily consists of interest earned on invested cash and cash equivalents balances and investments. Interest expense primarily consists of amortization of issuance costs and contractual interest expense related to our 2025 Notes and Revolving Credit Facility. Other expense, net primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities and any gains, losses on, or impairments of our strategic investments.

Income Tax Expense

Income tax expense consists of current and deferred taxes for U.S. and foreign jurisdictions.

Results of Operations for the Three Months Ended March 31, 2026 and 2025

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

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Revenues:
Subscription	$862,264	$698,728
Professional services and other	18,731	15,409
Total revenue	880,995	714,137
Cost of revenues:
Subscription	128,724	100,230
Professional services and other	16,970	14,877
Total cost of revenues	145,694	115,107
Gross profit	735,301	599,030
Operating expenses:
Research and development	234,193	220,100
Sales and marketing	386,431	326,697
General and administrative	85,640	78,633
Restructuring	1,094	1,080
Total operating expenses	707,358	626,510
Income (loss) from operations	27,943	(27,480)
Other income (expense)
Interest income	12,884	20,564
Interest expense	(245)	(644)
Other expense, net	(1,288)	(2,309)
Total other income	11,351	17,611
Income (loss) before income tax expense	39,294	(9,869)
Income tax expense	(6,740)	(11,924)
Net income (loss)	$32,554	$(21,793)

	Three Months Ended March 31,
	2026	2025
Revenue:
Subscription	98%	98%
Professional services and other	2	2
Total revenue	100	100
Cost of revenue:
Subscription	15	14
Professional services and other	2	2
Total cost of revenue	17	16
Gross profit	83	84
Operating expenses:
Research and development	27	31
Sales and marketing	44	46
General and administrative	10	11
Restructuring	0	0
Total operating expenses	80	88
Income (loss) from operations	3	(4)
Total other income	1	2
Income (loss) before income tax expense	4	(1)
Income tax expense	(1)	(2)
Net income (loss)	4%	(3)%

Percentages are based on actual values. Totals may not sum due to rounding.

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

Revenue

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	$ Change	% Change
Revenues:
Subscription	$862,264	$698,728	$163,536	23%
Professional services and other	18,731	15,409	3,322	22%
Total revenue	$880,995	$714,137	$166,858	23%

Subscription revenue increased during the three months ended March 31, 2026 compared to the same period in 2025 primarily due to the increase in Customers, which grew from 258,258 as of March 31, 2025 to 299,458 as of March 31, 2026. In addition, Average Subscription Revenue per Customer increased from $11,038 for the three months ended March 31, 2025 to $11,722 for the three months ended March 31, 2026. The growth in Customers was primarily driven by increased demand for our lower-priced Starter products. The increase in Average Subscription Revenue per Customer was primarily driven by increased demand for our Professional and Enterprise products and the impact of foreign currency translation primarily attributable to the decrease in the value of the U.S. Dollar relative to the Euro and British Pound Sterling, partially offset by continued purchases of our lower-priced Starter products.

Professional services and other revenue increased during the three months ended March 31, 2026 compared to the same period in 2025 primarily driven by Payments.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	$ Change	% Change
Total cost of revenue	$145,694	$115,107	$30,587	27%
Gross profit	$735,301	$599,030	$136,271	23%
Gross margin percentage	83%	84%

Total cost of revenue for the three months ended March 31, 2026 increased compared to the same period in 2025 primarily due to an increase in subscription and hosting costs, amortization of capitalized software development costs, amortization of acquired technology, employee-related costs and allocated overhead expenses. Gross margins remained relatively consistent year-over-year.

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	$ Change	% Change
Subscription cost of revenue	$128,724	$100,230	$28,494	28%
Percentage of subscription revenue	15%	14%

The increase in subscription cost of revenue for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to the following:

Change
Three Months
(in thousands)
Subscription and hosting costs	$14,996
Amortization of capitalized software development costs	12,293
Amortization of acquired technology	204
Employee-related costs	721
Allocated overhead expenses	280
$28,494

Subscription and hosting costs increased primarily due to growth in our Customer base from 258,258 as of March 31, 2025 to 299,458 as of March 31, 2026. We also incurred higher subscription and hosting costs as we continued to support increased usage of our customer platform and continued investments to expand AI functionality. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continued to develop new products and increased functionality. Employee-related costs increased as a result of increased headcount as we grew our support organization to support our customer growth and improve service levels and offerings. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business and slight increase in the proportional allocation of shared company expenses associated with headcount in subscriptions cost of revenue.

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	$ Change	% Change
Professional services and other cost of revenue	$16,970	$14,877	$2,093	14%
Percentage of professional services and other revenue	91%	97%

The increase in professional services and other cost of revenue for three months ended March 31, 2026 compared to the same period in 2025 was primarily due to the following:

Change
Three Months
(in thousands)
Commerce payment processing fees	$2,020
Professional fees	1,118
Employee-related costs	(1,020)
Allocated overhead expenses	(25)
$2,093

Commerce payment processing fees increased due to higher payment volume and merchant activity. Professional fees increased and employee-related costs decreased as we continue to leverage our Solutions Partners to deliver on-boarding and other professional services. Allocated overhead expenses decreased primarily due to the decreased proportional allocation of shared company expenses associated with headcount in services cost of revenue.

Research and Development

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	$ Change	% Change
Research and development	$234,193	$220,100	$14,093	6%
Percentage of total revenue	27%	31%

The increase in research and development expense for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to the following:

Change
Three Months
(in thousands)
Software and services	$6,153
Employee-related costs	5,892
Allocated overhead expenses	1,150
Professional fees	898
$14,093

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

Sales and Marketing

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	$ Change	% Change
Sales and marketing	$386,431	$326,697	$59,734	18%
Percentage of total revenue	44%	46%

The increase in sales and marketing expense for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to the following:

Change
Three Months
(in thousands)
Employee-related costs	$50,818
Marketing programs	4,568
Professional fees	3,411
Allocated overhead expenses	2,823
Software and services	2,265
Solutions Partner commissions	(4,151)
$59,734

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

General and Administrative

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	$ Change	% Change
General and administrative	$85,640	$78,633	$7,007	9%
Percentage of total revenue	10%	11%

The increase in general and administrative expense for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to the following:

Change
Three Months
(in thousands)
Employee-related costs	$2,758
Customer credit card fees	1,661
Professional fees	1,803
Allocated overhead expenses	785
$7,007

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

Restructuring

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	$ Change	% Change
Restructuring	$1,094	$1,080	$14	1%
Percentage of total revenue	*	*

* not meaningful

Restructuring charges in the three months ended March 31, 2026 and 2025 consisted of variable facilities-related costs on unused space.

Interest income

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	$ Change	% Change
Interest income	$12,884	$20,564	$(7,680)	(37)%
Percentage of total revenue	1%	3%

The decrease during the three months ended March 31, 2026 is primarily due to lower average investment balances driven by cash outlays from our 2025 Notes settlement in the first half of 2025, Share Repurchase Programs and lower yields.

Interest expense

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	$ Change	% Change
Interest expense	$(245)	$(644)	$399	62%
Percentage of total revenue	*	*

* not meaningful

Interest expense decreased primarily due to conversions of our 2025 Notes in the first quarter of 2025.

Other expense, net

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	$ Change	% Change
Other expense, net	$(1,288)	$(2,309)	$1,021	(44)%
Percentage of total revenue	*	*

* not meaningful

The change in other income (expense) during the three months ended March 31, 2026 is primarily due to the following:

Change
Three Months
(in thousands)
Impairment of strategic investments	$687
Gain on strategic investments	632
Foreign currency gains and losses	(298)
$1,021

The decrease in the impairment of strategic investments is due to an impairment of $1.6 million in the first quarter of 2025 compared to $0.9 million in the same period in 2026. The increase in gain on strategic investments is due to gains of $0.7 million from observable price changes in the value of certain strategic investments in the first quarter of 2026 compared to $0.1 million in the same period in 2025. The change in foreign currency gains and losses is primarily attributable to the value of the U.S. Dollar relative to the Euro and British Pound Sterling.

Income tax expense

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	$ Change	% Change
Income tax expense	$(6,740)	$(11,924)	$5,184	(43)%
Effective tax rate	(17)%	121%

The decrease in the income tax expense is primarily from a reduction in U.S. tax expense as a result of the pattern in which pre-tax income is realized throughout 2026 as compared to 2025.

We will continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. However, given our anticipated future earnings, management believes that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to reach a conclusion that all or a portion of the valuation allowance may no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

Liquidity and Capital Resources

Our principal sources of liquidity to date have been cash and cash equivalents, net accounts receivable, our common stock offerings, our convertible notes offerings, and our available revolving credit facility.

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents provided by operating activities, net cash and cash equivalents provided by investing activities, and net cash and cash equivalents used in financing activities for the three months ended March 31, 2026 and 2025.

	Three Months ended March 31,
	2026	2025
	(in thousands)
Cash and cash equivalents	$943,937	$625,029
Working capital	923,881	1,036,775
Net cash and cash equivalents provided by operating activities	198,825	161,570
Net cash and cash equivalents provided by investing activities	64,578	22,562
Net cash and cash equivalents used in financing activities	(196,182)	(80,330)

Our cash and cash equivalents at March 31, 2026 were held for working capital purposes. At March 31, 2026, $329.5 million of our cash and cash equivalents was held in accounts outside the United States. We do not assert indefinite reinvestment of our foreign earnings because these earnings have been subject to United States Federal tax. While we have concluded that any incremental tax incurred upon ultimate distribution of these earnings to be immaterial, our current plans do not demonstrate a need to repatriate undistributed earnings to fund our U.S. operations.

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

Net cash and cash equivalents provided by operating activities during the three months ended March 31, 2026 primarily reflected our net income of $32.6 million, $40.2 million of depreciation and amortization, $115.7 million in stock-based compensation, $2.5 million of unrealized currency translation, impairments of strategic investments of $0.9 million, and $0.1 million of amortization of debt discount and issuance costs, offset by non-cash expenses that included $6.8 million accretion of bond discounts, gains on strategic investments of $0.7 million, and $0.1 million of benefit from deferred income taxes. Working capital sources of cash and cash equivalents primarily included a $58.4 million decrease in accounts receivable related to increased collection, $38.4 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period,

$31.3 million increase in accounts payable related to timing of bill payments, and $7.4 million decrease in right-of-use asset. These sources of cash and cash equivalents were offset by $60.5 million increase in prepaid expenses and other assets, $24.7 million decrease in accrued expenses and other liabilities, $22.1 million increase in deferred commissions, and $13.9 million decrease in operating lease liabilities.

Net cash and cash equivalents provided by operating activities during the three months ended March 31, 2025, primarily reflected our net loss of $21.8 million, $28.8 million of depreciation and amortization, $116.7 million in stock-based compensation and an impairment of strategic investments of $1.6 million, $0.5 million of amortization of debt discount and issuance costs, offset by non-cash expenses that included $14.0 million accretion of bond discounts, and $2.7 million of unrealized currency translation. Working capital sources of cash and cash equivalents primarily included a $39.4 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, a $45.7 million decrease in accounts receivable related to increased collection, a $18.0 million increase in accounts payable related to timing of bill payments, and a $6.4 million decrease in right-of-use asset. These sources of cash and cash equivalents were offset by a $26.4 million increase in prepaid expenses and other assets, a $7.5 million decrease in operating lease liabilities, a $27.2 million increase in deferred commissions, and $1.2 million decrease in accrued expenses and other liabilities.

Net Cash and Cash Equivalents Provided by Investing Activities

Our investing activities have consisted primarily of purchases and maturities of investments, property and equipment purchases, purchases of intangible assets, purchases of strategic investments, capitalization of software development costs, and business acquisitions. Capitalized software development costs are related to new products or improvements to our existing software platform that expand the functionality for our customers.

Net cash and cash equivalents provided by investing activities during the three months ended March 31, 2026 consisted primarily of $487.7 million received related to the maturity of investments, offset by $358.7 million purchases of investments, $15.4 million of purchased property and equipment, $5.8 million purchases of strategic investments, $34.3 million of capitalized software development costs, $8.3 million related to business acquisitions, and $0.5 million purchases of intangible assets.

Net cash and cash equivalents provided by investing activities during the three months ended March 31, 2025, consisted primarily of $674.4 million purchases of investments, $13.3 million of purchased property and equipment, $11.0 million purchases of strategic investments, $51.4 million related to business acquisitions, and $30.4 million of capitalized software development costs. These uses of cash were offset by $803.1 million received related to the maturity of investments.

Net Cash and Cash Equivalents Used in Financing Activities

Our financing activities have consisted primarily of the repayment of our 2025 Notes, repurchases of our common stock, payment of debt issuance costs, the issuance of common stock under our stock plans, and payments of employee taxes related to the net share settlement of stock-based awards.

For the three months ended March 31, 2026 cash used in financing activities consisted of $206.7 million used for repurchases of our common stock, $3.2 million used for payment of employee taxes related to the net share settlement of stock-based awards, and $2.6 for payment of debt issuance costs, offset by $16.3 million of proceeds related to issuance of common stock under stock plans.

For the three months ended March 31, 2025, cash provided in financing activities consisted of $19.3 million of proceeds related to issuance of common stock under stock plans, offset by $9.1 million used for payment of employee taxes related to the net share settlement of stock-based awards and $90.6 million for repayments of the 2025 Notes attributable to the principal.

Liquidity and Capital Resources Considerations

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consist of operating lease liabilities that are included in our consolidated balance sheet and vendor commitments associated with agreements that are legally binding. As of March 31, 2026, the total obligation for operating leases was $296.6 million, of which $54.4 million is expected in the next twelve months. As of March 31, 2026, our vendor commitment was $415.1 million, of which $248.1 million is expected in the next twelve months. See Note 12 for all obligations the Company is committed to in the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Share Repurchase Program

In February 2026, our Board of Directors authorized the 2026 Share Repurchase Program for the repurchase of shares of the Company’s common stock, in an aggregate amount of up to $1 billion, over a period of 24 months. Repurchases under the Share Repurchase Programs may be made under a variety of methods, including privately negotiated or open market trades, pursuant to 10b5-1 plans. The share repurchase program does not obligate us to acquire a specified number of shares, and may be suspended, modified, or terminated at any time and will be funded using our cash and cash equivalents. Consideration paid for the shares repurchased is recorded as a reduction to stockholders’ equity on the consolidated balance sheets.

During the three months ended March 31, 2026, we repurchased 0.8 million shares of our common stock at an average price of $249.74 per share, for an aggregate repurchase amount of $211.0 million. See Note 14 of the notes to consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Letters of Credit

As of March 31, 2026, we had a total of $2.7 million in letters of credit outstanding for office space. These irrevocable letters of credit are expected to remain in effect, in some cases, until 2029.

Revolving Credit Facility

In February 2026, we entered into the Revolving Credit Agreement. As of March 31, 2026, there were no outstanding borrowings under the revolving credit facility. The Company's obligations under the Revolving Credit Agreement are secured by substantially all of the Company's assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, and, during periods when the Company does not maintain investment-grade credit ratings, a financial covenant that is tested quarterly and requires the Company to maintain a certain consolidated leverage ratio, and customary events of default. As of March 31, 2026, we were in compliance with all financial covenants under the Revolving Credit Agreement.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as of March 31, 2026 exclusive of items described above and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2026 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Interest Rate Sensitivity

Our portfolio of cash and cash equivalents and short- and long-term investments is maintained in a variety of securities, including government agency obligations, corporate bonds and money market funds. Investments are classified as available-for-sale securities and carried at their fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. Our cash and cash equivalents and short- and long-term investments are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. As our short- and long-term investments are classified as available-for-sale, no gains or losses are recognized in our consolidated statements of operations due to changes in interest rates unless such securities are sold prior to maturity or the decline in fair value is caused by expected credit losses. As of March 31, 2026, a hypothetical increase of 100-basis points in interest rates would not have a material impact on the value of our cash and cash equivalents or short- and long-term investments in our consolidated financial statements. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes.

We are exposed to the impact of changes in interest rates in connection with borrowings under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility may be drawn as either Base Rate Loans or Term SOFR Loans. Base Rate Loans bear interest at the highest of the federal funds rate plus 0.50%, the Bank of America prime rate, or one-month Term SOFR plus 1.00%, in each case subject to a 1.00% floor, plus an applicable margin ranging from 0.125% to 0.875%. Term SOFR Loans bear interest at SOFR plus an applicable margin ranging from 1.125% to 1.875%. Consequently, our interest expense would fluctuate if we were to borrow any amounts under the Revolving Credit Facility as a result of the floating interest rates applicable to such borrowings and potential changes in the applicable margin resulting from changes to our total consolidated leverage ratio. As of March 31, 2026, there were no outstanding borrowings under the revolving credit facility.

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

We have experienced significant growth and organizational change in prior periods and may continue to experience growth of headcount and operations over the long-term. Such historical trends, including growth rates, may not continue in the future, and if we fail to manage growth and organizational change effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

Our headcount and operations have grown and may continue to grow. For example, we had 9,021 full-time employees as of March 31, 2026 and 8,882 as of December 31, 2025. To date, we have opened several international offices. This growth has placed, and may continue to place, a significant strain on our management, administrative, operational and financial infrastructure. Although we have experienced significant growth in headcount and operations historically, we may not sustain our current growth rates, which could adversely affect our business performance and operating results. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. Advances in automation and AI may also alter the skills required of our workforce and could reduce demand for certain roles, creating challenges in workforce management, employee relations, and reputational risk. We may be required to make significant investments in retraining and workforce transition programs, and failure to effectively manage these changes could impair our ability to attract and retain talent, disrupt operations, and adversely affect our business. Furthermore, as many of our employees work remotely from geographic areas across jurisdictions where we have offices pursuant to our hybrid workplace model, which provides our employees with the option to be fully remote, work full-time from one of our offices, or have the flexibility to work both in the office and remotely, we may need to reallocate our investment of resources and closely monitor a variety of local regulations and requirements, including local tax laws. We may experience unpredictability in our expenses and employee work culture. If we experience any of these effects in connection with future growth, if our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating new employees, or retaining our existing employees, it could materially impair our ability to attract new customers, retain existing customers and expand their use of our platform, all of which would materially and adversely affect our business, financial condition and results of operations.

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

We have in the past acquired, and we may in the future acquire or invest in, businesses, products or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. For example, in April 2026, we acquired 100% of the membership interests of Futurepedia. We may not be able to fully realize the anticipated benefits of historical or any future acquisitions. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

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
•
international disputes, wars, political instability or terrorist activities, including the conflict in Iran, the Russia-Ukraine conflict, the Israel-Hamas conflict and recent events in Venezuela, and resulting economic instability;
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

Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the software industry may harm us. The United States and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, volatility in the banking sector, changes in the labor market, supply chain disruptions, bankruptcies, inflation and overall uncertainty with respect to the economy, including with respect to trade issues, such as trade wars, tariffs or other trade restrictions or the threat of such actions. For example, on October 1, 2025, the U.S. federal government shut down through November 12, 2025, suspending services deemed non-essential as a result of the failure by Congress to enact regular appropriations for the 2026 fiscal year. If we experience another government shutdown, it could result in increased uncertainty and volatility in the global economy and financial markets which could have an adverse effect on our business. Weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs or other trade restrictions, trade agreements, trade wars or governmental fiscal, monetary and tax policies, among others, could adversely impact our business, financial condition and operating results. Further, weak market conditions have, and could in the future, result in impairment of our investments and long-lived assets.

Further, the economies of countries in Europe have been experiencing weakness associated with high sovereign debt levels, weakness in the banking sector, uncertainty over the future of the Eurozone and volatility in the value of the pound sterling and the Euro and instability resulting from the ongoing conflicts between Russia and Ukraine and in Israel, Gaza, Iran, and in Venezuela. The effects of such conflicts, including any resulting sanctions, export controls or other restrictive actions that may be imposed against governmental or other entities in, for example, Russia, have in the past contributed and may in the future contribute to disruption, instability and volatility in the global markets, including global supply chains and energy markets. We have operations, as well as current and potential new customers, throughout Europe. If economic conditions in Europe and other key markets for our platform continue to remain uncertain or deteriorate further, it could adversely affect our customers’ ability or willingness to subscribe to our platform, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, all of which could harm our operating results.

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

There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other domestic and international government agencies, related to concerns over inflation risk. A sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio and investments in some financial instruments could pose risks arising from market liquidity and credit concerns, which could adversely affect our financial results

Economic uncertainty may lead to decreased demand for our products and services and otherwise harm our business and results of operations.

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

Cyber-attacks, denial-of-service attacks, ransomware attacks, supply chain attacks, business email compromises, computer malware, viruses, wrongful intrusions, data breaches social engineering (including phishing), and other compromises are prevalent in our industry, the industries of certain of our service providers and our customers' industries. Like other companies in our industry, we and our third party vendors have in the past experienced threats and security incidents related to our data and systems, and we may in the future experience other threats, compromises, breaches, or incidents. Attempts to disrupt or gain unauthorized access to our and our third-party vendors’ information systems from malicious third parties or insider threats may incorporate widely varying and frequently changing tactics, which may be enhanced or facilitated by AI. Our internal computer systems and those of our current and any future strategic collaborators, vendors, and other contractors or consultants are vulnerable to damage from cyber-attacks, attacks enhanced or facilitated by AI, computer viruses, unauthorized access, natural disasters, cybersecurity threats, terrorism, geopolitical conflict, war and telecommunication and electrical failures. Accordingly, if our cybersecurity measures or those of our service providers fail to protect against unauthorized access, attacks (which may include sophisticated cyber-attacks), compromise or the mishandling of data by our employees and contractors, then our reputation, customer trust, business, results of operations and financial condition could be adversely affected. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, vulnerabilities in first- or third-party code, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. These attacks and activity are also being facilitated or enhanced by evolving technologies, including AI. This risk is increased by the difficulty of balancing rapid vulnerability patching and system availability in a large and rapidly-changing production environment. At times, we may be unable to patch all of our systems in a manner that strictly adheres to our internally prescribed timelines. The techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. Because the techniques used by threat actors who may attempt to penetrate and sabotage our computer systems change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Additionally, with the expansion of remote work and resource access, there is an increased risk that we may experience cybersecurity-related events such as phishing attacks, exploitation of any cybersecurity flaws that may exist, an increase in the number of cybersecurity threats or attacks, and other security challenges as a result of most of our employees and our service providers continuing to work remotely from non-corporate managed networks. There is also a risk of potential increase in such attacks due to cyberwarfare in connection with the ongoing global conflicts, such as the conflict in Iran, the Russia-Ukraine conflict, the Israel-Hamas conflict, and recent events in Venezuela, which could adversely affect our and our suppliers' ability to maintain or enhance key cybersecurity and data protection measures. We believe we have previously been, and may in the future become, the target of cyber-attacks, incidents, or compromises by third parties seeking unauthorized access to our or our customers' data, systems, or infrastructure, or to disrupt our operations or ability to provide our services.

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

The landscape of privacy and cybersecurity regulation in the U.S. is increasingly complex. Numerous states have passed comprehensive privacy and data security laws, which impose obligations on covered businesses similar – but not identical – to those under the CCPA, and some states have passed privacy and cybersecurity laws governing specific sectors, technologies, or categories of personal data, such as laws regulating health data, children’s data, and online chatbots. Many of those states have also passed – or proposed to pass – laws and regulations that amend the standard of protection required by such laws. A number of other states have proposed similar privacy legislation, and the U.S. Congress has considered – and may reintroduce – federal privacy and cybersecurity legislation that may or may not preempt some or all of such U.S. state privacy laws, and may provide a private right of action. Through executive and legislative action, the federal government has also taken steps to restrict data transactions involving persons affiliated with China, Russia, Venezuela, Iran, and other countries of concern. For example, the Department of Justice January 8, 2025 rule on "Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” prohibits the sharing of certain sensitive personal data categories to countries of concern. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations are punishable by criminal and/or civil sanctions. The evolving complexity of privacy and data security legislation in the U.S. may complicate our compliance efforts and further increase our risk of regulatory enforcement, penalties and litigation.

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

A growing number of legislators and regulators are adopting laws and regulations addressing, and have focused enforcement efforts on the development and adoption of AI technologies and use of such technologies in compliance with ethical standards and societal expectations. Several states, including Colorado, California, and Texas passed laws that have taken or will take effect in 2026 to regulate various uses of AI, from making consequential decisions to requiring companies to disclose sources of training data for AI technologies, among other requirements. In addition, U.S. states and the federal government have a wide variety of measures to regulate various facets of AI development, deployment, and use in recent years, and it is possible that new laws and regulations will be adopted in the near future, or that existing laws and regulations may be interpreted in ways that would affect our business and the ways in which we and our customers use our AI technologies, our financial condition and our results of operations, including as a result of the cost to comply with such laws or regulations. The Trump Administration has endorsed a federal moratorium on the enforcement of certain state AI laws, including through a December 11, 2025 Executive Order on “Ensuring a National Policy Framework for Artificial Intelligence.” On March 20, 2026 the Trump Administration also issued a National Policy Framework setting forth non-binding policy priorities for federal AI regulation. So far, these efforts have not been successful in curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts.

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

We generated net income of $32.6 million for the three months ended March 31, 2026 and net losses of $21.8 million for the three months ended March 31, 2025. As of March 31, 2026 we had an accumulated deficit of $721.3 million. We will need to generate and sustain increased revenue levels in future periods to become consistently profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We have spent and intend to continue to expend significant funds on our marketing, sales, customer service, and general and administrative operations, the development and enhancement of our customer platform, scaling our data center infrastructure and services capabilities and expanding into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-K, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may decrease significantly.

From time to time, we may invest funds in social impact investment funds, and may receive no return on our investment or lose our entire investment.

From time to time, we may invest in social impact investment funds. As of March 31, 2026, we have invested $12.2 million in the National Strategic Investments Impact Fund (f/k/a the Black Economic Development Fund) and $7.5 million in support of Minority Depository Institutions to help close the racial wealth, health and opportunity gap. There is no guarantee as to the performance of this investment or any similar investments we make in the future. Depending on the performance of this investment and future investments we may make, we may not receive any return on our investment or we may lose our entire investment, which could have an adverse effect on our business

We may experience quarterly fluctuations in our operating results due to a number of factors, which makes our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.

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

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share, our stock price has ranged from $25.79 to $881.13 through March 31, 2026. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

On February 7, 2026, our Board of Directors authorized a share repurchase program under which we are authorized to purchase up to $1.0 billion of our common stock from time to time (the “2026 Share Repurchase Program”). As of May 1, 2026, a total of $600.3 million remained available for repurchase under the share repurchase program. Repurchases under the 2026 Share Repurchase Program will be made in the open market, through privately negotiated transactions or other means, including pursuant to 10b5-1 plans, and in compliance with applicable securities laws and other requirements. The timing, manner, price, and amount of the 2026 Share Repurchase Program is subject to the discretion of our management. The 2026 Share Repurchase Program does not obligate us to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, without prior notice. There can be no assurance that we will repurchase shares at favorable prices. Further, our share repurchases could affect the trading price of our common stock, increase its volatility, reduce our cash reserves, and may be suspended or terminated at any time, which may result in a lower market valuation of our common stock.

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

The occurrence of regional epidemics or a global pandemic may have an adverse effect on how we and our customers operate our businesses and our operating and financial results. Our operations may in the future be negatively affected by a range of external factors related to the pandemic that are not within our control, including the emergence and spread of more transmissible variants and the degree of transmissibility and severity thereof. The extent to which global pandemics, impact our financial condition or results of operations will depend on factors, such as the duration and scope of the pandemic, as well as whether there is a material impact on the businesses or productivity of our customers, partners, employees, suppliers and other partners. To the extent that a pandemic harms our business and results of operations, many of the other risks described in this “Risk Factors” section may be heightened.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share repurchases of the Company’s common stock for the three months ended March 31, 2026 were as follows (in thousands, except share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
February 1, 2026 to February 28, 2026	448,657	$243.12	448,657	$890,923
March 1, 2026 to March 31, 2026	396,177	$257.34	396,177	$788,971
	844,834		844,834

(1) Average price paid per share includes costs associated with the repurchases.

(2) In February 2026, the Company's Board of Directors authorized the 2026 Share Repurchase Program for the repurchase of shares of the Company’s common stock, in an aggregate amount of up to $1 billion, over a period of 24 months. Refer to Note 14 to the consolidated financial statements contained within this Quarterly Report on Form 10-Q for additional information related to our share repurchases.

Item 3. Defaults on Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Securities Trading Plans of Directors or Executive Officers

Name	Action Taken	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Dharmesh Shah (Co-Founder and Chief Technology Officer)	Adoption (February 13, 2026); Amendment (February 25, 2026)	Trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)	224 days	100,000 shares
Wolf Investors, LLC (1)	Adoption (March 12, 2026)	Trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)	434 days	102,000 shares

(1) 10b5-1 plan established by Wolf Investors, LLC (the “LLC”). The manager of the LLC is Paul Karger, and the sole member is the Brian P. Halligan 2026 New Hampshire Trust u/a/d February 19, 2026, of which Mr. Halligan is the settlor. Mr. Halligan disclaims beneficial ownership of the securities held directly by the LLC for purposes of Section 13(d) of the Exchange Act.

Item 6. Exhibits

The exhibits listed below are filed or incorporated by reference into this Report.

Exhibit number	Description of exhibit	Provided Herewith	Form	SEC File no.	Exhibit	Filing Date
3.1	Eighth Amended and Restated Certificate of Incorporation dated June 4, 2025.		8-K	001-36680	3.1	6/10/2025
3.2	Sixth Amended and Restated By-laws of HubSpot, Inc.		8-K	001-36680	3.2	6/10/2025
3.3	Amendment No. 1 to Sixth Amended and Restated By-laws of HubSpot, Inc.		8-K	001-36680	3.1	3/11/2026
4.1	Form of Common Stock Certificate		S-1	333-198333	4.1	9/26/2014
10.1	Form of PSU Agreement	X
10.2*	Credit Agreement, dated as of February 10, 2026, by and among the HubSpot, Inc., the lenders and issuing lenders party thereto, and Bank of America, N.A., as Administrative Agent	X
10.3	Amended and Restated Cash Incentive Bonus Plan	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

* The Registrant has omitted the schedules or exhibits to this Exhibit in accordance with Regulation S-K Item 601(a)(5). A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon its request.

** The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUBSPOT, INC.

By:	/s/ Kate Bueker
Name:	Kate Bueker
Title:	Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Signatory)

May 7, 2026