Form 10-Q
period 2026-06-30
HUBSPOT INC
filed 2026-08-05
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2026

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

There were 49,866,201 shares of the registrant’s Common Stock issued and outstanding as of July 31, 2026.

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
•
the impact of our Share Repurchase Programs;
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

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. We have used and intend to continue to, use our investor relations website and/or social media channels, such as our LinkedIn account (www.linkedin.com/company/hubspot), as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Further corporate governance information, including our certificate of incorporation, bylaws, corporate governance guidelines, board committee charters, and code of business conduct and ethics, is also available on our investor relations website under the heading “Governance.” The contents of our websites or any social media channels are not intended to be incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

PART I — Financial Information

Item 1. Financial Statements

HubSpot, Inc.

Unaudited Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$958,314	$882,242
Short-term investments	379,629	821,552
Accounts receivable — net of allowance for doubtful accounts of $7,285 at June 30, 2026, and $6,825 at December 31, 2025	378,358	419,146
Deferred commission expense	249,298	226,184
Prepaid expenses and other current assets	161,895	100,611
Total current assets	2,127,494	2,449,735
Long-term investments	45,265	136,662
Property and equipment, net	157,126	141,869
Capitalized software development costs, net	232,829	213,794
Right-of-use assets	185,551	200,821
Deferred commission expense, net of current portion	230,561	218,991
Other assets	176,819	165,602
Intangible assets, net	29,359	35,225
Goodwill	319,391	291,452
Total assets	$3,504,395	$3,854,151
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$25,982	$24,764
Accrued compensation costs	106,045	99,195
Accrued commissions	122,442	132,003
Accrued expenses and other current liabilities	194,729	166,861
Operating lease liabilities	38,095	39,703
Deferred revenue	1,056,353	1,004,945
Total current liabilities	1,543,646	1,467,471
Operating lease liabilities, net of current portion	198,819	222,602
Deferred revenue, net of current portion	6,377	8,495
Other long-term liabilities	98,825	89,339
Total liabilities	1,847,667	1,787,907
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value—500,000 shares authorized; 55,402 and 54,832 shares issued; 49,658 and 52,555 shares outstanding at June 30, 2026, and December 31, 2025, respectively	50	53
Treasury stock, $0.001 par value—5,744 and 2,277 shares held at June 30, 2026, and December 31, 2025, respectively	6	2
Additional paid-in capital	2,334,513	2,814,843
Accumulated other comprehensive income	165	5,244
Accumulated deficit	(678,006)	(753,898)
Total stockholders’ equity	1,656,728	2,066,244
Total liabilities and stockholders’ equity	$3,504,395	$3,854,151

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Subscription	$894,025	$744,532	$1,756,289	$1,443,260
Professional services and other	17,715	16,334	36,446	31,743
Total revenue	911,740	760,866	1,792,735	1,475,003
Cost of revenues:
Subscription	145,957	106,670	274,681	206,900
Professional services and other	14,922	15,491	31,891	30,368
Total cost of revenues	160,879	122,161	306,572	237,268
Gross profit	750,861	638,705	1,486,163	1,237,735
Operating expenses:
Research and development	225,823	237,340	460,017	457,438
Sales and marketing	397,707	339,879	784,138	666,578
General and administrative	82,936	84,995	168,576	163,629
Restructuring	1,076	1,105	2,169	2,186
Total operating expenses	707,542	663,319	1,414,900	1,289,831
Income (loss) from operations	43,319	(24,614)	71,263	(52,096)
Other income (expense)
Interest income	9,412	18,290	22,296	38,854
Interest expense	(395)	(227)	(641)	(872)
Other (expense) income, net	(2,769)	1,094	(4,057)	(1,214)
Total other income	6,248	19,157	17,598	36,768
Income (loss) before income tax expense	49,567	(5,457)	88,861	(15,328)
Income tax (expense) benefit	(6,229)	2,199	(12,969)	(9,723)
Net income (loss)	$43,338	$(3,258)	$75,892	$(25,051)
Net income (loss) per share, basic	$0.86	$(0.06)	$1.47	$(0.48)
Net income (loss) per share, diluted	$0.86	$(0.06)	$1.47	$(0.48)
Weighted average common shares used in computing basic net income (loss) per share:	50,569	52,696	51,525	52,427
Weighted average common shares used in computing diluted net income (loss) per share	50,615	52,696	51,564	52,427

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$43,338	$(3,258)	$75,892	$(25,051)
Other comprehensive income (loss):
Foreign currency translation adjustment	(668)	7,220	(2,279)	10,166
Changes in unrealized loss on investments, net of income taxes of $0 for the three and six months ended June 30, 2026, and 2025	(178)	(183)	(1,548)	(591)
Changes in unrealized loss on cash flow hedges, net of income taxes of $109 and $176 for the three and six months ended June 30, 2026, and $145 and $192 for the three and six months ended June 30, 2025	(778)	1,051	(1,252)	1,507
Comprehensive income (loss)	$41,714	$4,830	$70,813	$(13,969)

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Stockholders' Equity

(in thousands, except per share amounts)

	Common Stock, $0.001 Par Value		Treasury Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	$	Shares	$	Capital	Income (Loss)	Deficit	Total
Balances at December 31, 2025	52,555	$53	2,277	$2	$2,814,843	$5,244	$(753,898)	2,066,244
Issuance of common stock under stock plans	254	—	—	—	—	—	—	—
Restricted stock units taxes paid in cash	(10)	—	—	—	(3,194)	—	—	(3,194)
Repurchases of common stock	(845)	(1)	845	1	(212,309)	—	—	(212,309)
Stock-based compensation	—	—	—	—	116,940	—	—	116,940
Other comprehensive loss, net of tax	—	—	—	—	—	(3,455)	—	(3,455)
Net income	—	—	—	—	—	—	32,554	32,554
Balances at March 31, 2026	51,954	$52	3,122	$3	$2,716,280	$1,789	$(721,344)	$1,996,780
Issuance of common stock under stock plans	335	1	—	—	25,527	—	—	25,528
Restricted stock units taxes paid in cash	(9)	—	—	—	(2,219)	—	—	(2,219)
Repurchases of common stock	(2,622)	(3)	2,622	3	(536,386)	—	—	(536,386)
Stock-based compensation	—	—	—	—	131,311	—	—	131,311
Other comprehensive income, net of tax	—	—	—	—	—	(1,624)	—	(1,624)
Net income	—	—	—	—	—	—	43,338	43,338
Balances at June 30, 2026	49,658	$50	5,744	$6	$2,334,513	$165	$(678,006)	$1,656,728

	Common Stock, $0.001 Par Value		Treasury Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	$	Shares	$	Capital	Income (Loss)	Deficit	Total
Balances at December 31, 2024	51,767	$52	900	$—	$2,713,697	$(5,654)	$(799,809)	1,908,286
Issuance of common stock under stock plans	335	—	(2)	—	3,088	—	—	3,088
Restricted stock units taxes paid in cash	(12)	—	—	—	(9,070)	—	—	(9,070)
Conversion of the 2025 Notes	192	—	—	—	(767)	—	—	(767)
Stock-based compensation	—	—	—	—	121,806	—	—	121,806
Other comprehensive income, net of tax	—	—	—	—	—	2,994	—	2,994
Net loss	—	—	—	—	—	—	(21,793)	(21,793)
Balances at March 31, 2025	52,282	$52	898	$—	$2,828,754	$(2,660)	$(821,602)	$2,004,544
Issuance of common stock under stock plans	327	—	—	—	35,642	—	—	35,642
Restricted stock units taxes paid in cash	(8)	—	—	—	(4,744)	—	—	(4,744)
Conversion of the 2025 Notes	699	1	—	—	(283)	—	—	(282)
Settlement of Capped Call Options	(382)	—	382	1	—	—	—	1
Repurchases of common stock	(217)	—	217	—	(125,004)	—	—	(125,004)
Stock-based compensation	—	—	—	—	150,069	—	—	150,069
Other comprehensive income, net of tax	—	—	—	—	—	8,088	—	8,088
Net loss	—	—	—	—	—	—	(3,258)	(3,258)
Balances at June 30, 2025	52,701	$53	1,497	$1	$2,884,434	$5,428	$(824,860)	$2,065,056

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended June 30,
	2026	2025
Operating Activities:
Net income (loss)	$75,892	$(25,051)
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities, net of acquisitions
Depreciation and amortization	84,635	62,024
Stock-based compensation	244,227	257,668
Gain on strategic investments	(569)	(1,869)
Impairment of strategic investments	3,014	1,600
Benefit from deferred income taxes	(1,852)	(214)
Amortization of debt discount and issuance costs	243	577
Accretion of bond discount	(10,321)	(24,443)
Unrealized currency translation	2,590	(2,777)
Changes in assets and liabilities
Accounts receivable	33,934	30,030
Prepaid expenses and other assets	(57,849)	(50,080)
Deferred commission expense	(38,075)	(49,590)
Right-of-use assets	13,924	12,828
Accounts payable	3,544	9,121
Accrued expenses and other liabilities	32,664	59,876
Operating lease liabilities	(23,877)	(17,656)
Deferred revenue	59,456	63,888
Net cash and cash equivalents provided by operating activities	421,580	325,932
Investing Activities:
Purchases of investments	(358,691)	(830,204)
Maturities of investments	900,784	1,305,509
Purchases of property and equipment	(35,074)	(29,370)
Purchases of strategic investments	(13,932)	(18,825)
Purchases of intangible assets	(527)	(256)
Capitalization of software development costs	(74,292)	(65,857)
Business acquisitions, net of cash acquired	(27,449)	(69,833)
Net cash and cash equivalents provided by investing activities	390,819	291,164
Financing Activities:
Employee taxes paid related to the net share settlement of stock-based awards	(5,413)	(13,812)
Payment of debt issuance costs	(2,620)	—
Repayment of 2025 Convertible Notes	—	(459,811)
Proceeds related to the issuance of common stock under stock plans	23,238	38,664
Repurchases of common stock	(742,880)	(125,004)
Net cash and cash equivalents used in financing activities	(727,675)	(559,963)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8,652)	30,046
Net increase in cash, cash equivalents and restricted cash	76,072	87,179
Cash, cash equivalents and restricted cash, beginning of period	884,945	516,720
Cash, cash equivalents and restricted cash, end of period	$961,017	$603,899
Supplemental cash flow disclosure:
Cash paid for income taxes	$14,569	$10,640
Cash paid for interest	$219	$422
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$1,242
Non-cash investing and financing activities:
Excise tax liability accrued for common stock repurchased	$5,815	$—
Capital expenditures incurred but not yet paid	$2,679	$555
Settlement of Capped Call Options related to the 2025 Convertible Notes	$—	$50,600

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

The AI-powered agents and engagement Hubs that enable companies to attract, engage, and delight customers throughout the customer lifecycle include Marketing, Sales, Service, Operations, Content and Revenue. The Smart CRM is the foundational context layer that combines customer data with AI to power the entire customer platform with unified customer profiles and tools to manage and govern customer teams and business processes.

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

In November 2024, the Financial Accounting Standards Board (“FASB”) issued guidance that requires the disclosure about specific types of expenses included in the expense captions presented on the face of the income statement. The new standard will be effective for the Company for the annual period beginning January 1, 2027, and for interim periods beginning January 1, 2028, with early adoption permitted. The adoption of this standard only impacts annual and quarterly disclosures and is not expected to have a material impact on the Company's consolidated financial statements.

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

Deferred Revenue and Deferred Commission Expense

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue. $554.1 million of revenue was recognized during the three months ended June 30, 2026 that was included in deferred revenue at the beginning of the period. $776.7 million of revenue was recognized during the six months ended June 30, 2026 that was included in deferred revenue at the beginning of the period. As of June 30, 2026, approximately $1.7 billion of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year. The Company expects to recognize revenue on approximately 89% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

Additional contract liabilities of $7.5 million and $5.9 million were included in accrued expenses and other current liabilities on the consolidated balance sheet as of June 30, 2026 and December 31, 2025.

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

Deferred commission expense during the three months ended June 30, 2026 increased by $15.4 million as a result of deferring incremental costs of obtaining a contract of $86.4 million and was offset by amortization of $71.0 million during the same period. Deferred commission expense during the six months ended June 30, 2026 increased by $34.7 million as a result of deferring incremental costs of obtaining a contract of $174.3 million and was offset by amortization of $139.6 million during the same period.

3. Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, restricted stock units (“RSUs”), shares issued pursuant to the Employee Stock Purchase Plan (“ESPP”), performance restricted stock units (“PSUs”), and the Conversion Options of the 2025 Notes (as such terms are defined in Note 10) are considered to be potential common stock equivalents.

A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$43,338	$(3,258)	$75,892	$(25,051)
Weighted-average common shares outstanding — basic	50,569	52,696	51,525	52,427
Dilutive effect of share equivalents resulting from stock options, RSUs, ESPP, PSUs, and the Conversion Options	46	—	39	—
Weighted-average common shares, outstanding — diluted	50,615	52,696	51,564	52,427
Net income (loss) per share, basic	$0.86	$(0.06)	$1.47	$(0.48)
Net income (loss) per share, diluted	$0.86	$(0.06)	$1.47	$(0.48)

The Company uses the treasury stock method and the average market price per share during the period for calculating any potential dilutive effect of the stock options, RSUs, ESPPs, and PSUs. The Company used the if-converted method when calculating any potential dilutive effect of the Conversion Options, which assumes conversion of outstanding convertible securities at the beginning of the reporting period or date of issuance, if the convertible security was issued during the period.

Since the Company incurred net loss for the three and six months ended June 30, 2025, diluted net loss per share is the same as basic net loss per share. All of the Company’s outstanding stock options, RSUs, PSUs, and shares issuable under the ESPP were excluded in the calculation of diluted net loss per share as the effect would be anti-dilutive.

The weighted-average number of shares outstanding used in the computation of diluted net income (loss) per share does not include the effect of the following potentially dilutive common stock, as the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Options to purchase common shares	95	228	94	228
RSUs and PSUs	2,745	1,802	2,003	1,802
ESPP	136	42	139	42

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at June 30, 2026 and December 31, 2025:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$362,427	$—	$—	$362,427
Corporate bonds	—	183,028	—	183,028
U.S. Government agency securities	—	29,469	—	29,469
U.S. Treasury securities	—	212,397	—	212,397
Strategic investments	—	—	15,087	15,087
Restricted cash:
Money market funds	—	2,703	—	2,703
Prepaid expenses and other current assets:
Foreign currency derivative assets	—	668	—	668
Total assets	$362,427	$428,265	$15,087	$805,779

Accrued expenses and other current liabilities:
Foreign currency derivative liabilities	$—	$746	$—	$746
Total liabilities	$—	$746	$—	$746

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$191,494	$—	$—	$191,494
Corporate bonds	—	253,765	—	253,765
U.S. Government agency securities	—	45,710	—	45,710
U.S. Treasury securities	—	658,739	—	658,739
Strategic investments	—	—	19,076	19,076
Restricted cash:
Money market funds	—	2,703	—	2,703
Prepaid expenses and other current assets:
Foreign currency derivative assets	—	240	—	240
Total assets	$191,494	$961,157	$19,076	$1,171,727

Accrued expenses and other current liabilities:
Foreign currency derivative liabilities	$—	$381	$—	$381
Total liabilities	$—	$381	$—	$381

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At June 30, 2026 and December 31, 2025, Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. Certain non-marketable strategic investments measured at fair value on a non-recurring basis are classified as Level 3 as their fair value measurements may include a combination of observable and unobservable inputs.

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

5. Investments

Available-for-sale Investments

The following tables summarize the composition of our short- and long-term investments at June 30, 2026 and December 31, 2025.

	June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Corporate bonds	$183,141	$82	$(195)	$183,028
U.S. Government agency securities	29,539	—	(70)	29,469
U.S. Treasury securities	212,446	1	(50)	212,397
Total	$425,126	$83	$(315)	$424,894

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Corporate bonds	$252,863	$903	$(1)	$253,765
U.S. Government agency securities	45,649	64	(3)	45,710
U.S. Treasury securities	658,387	352	—	658,739
Total	$956,899	$1,319	$(4)	$958,214

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

If neither of the above criteria is met, the Company further assesses whether the decline in fair value below amortized cost is due to credit or non-credit-related factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, credit ratings, the financial health of the industry and sector of the issuer, the overall risk profile of the securities, overall macroeconomic conditions, and more. Any credit-related unrealized losses are recognized as an allowance on the consolidated balance sheets with a corresponding charge in other (expense) income in the consolidated statements of operations. Non-credit-related unrealized losses and unrealized gains on available-for-sale debt securities are included in accumulated other comprehensive income (loss). In considering the underlying risk of its portfolio, the Company notes that it has a zero-loss expectation for U.S. treasury and U.S. government agency securities, which represents the majority of its debt investment available-for-sale securities portfolio. As of June 30, 2026 and December 31, 2025, no allowance for credit losses in investments was recorded.

The contractual maturities of short-term and long-term investments held at June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026		December 31, 2025
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
	(in thousands)		(in thousands)
Due within one year	$379,638	$379,629	$820,831	$821,552
Due after 1 year through 2 years	45,488	45,265	136,068	136,662
Total	$425,126	$424,894	$956,899	$958,214

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

The carrying values of the Company’s strategic investments broken down by category are as follows:

	June 30, 2026	December 31, 2025
	(in thousands)
Measurement alternative method	$105,696	$89,737
Fair value	15,087	19,076
Equity method	13,768	14,251
Total	$134,551	$123,064

The following table summarizes the activity associated with the Company’s strategic investments, which is reported on the Company’s consolidated statement of operations as other (expense) income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Strategic investments:
Gains	$91	$1,754	$569	$1,869
Impairments	(2,371)	—	(3,014)	(1,600)
Total included in other (expense) income	$(2,280)	$1,754	$(2,445)	$269

6. Derivatives

Cash flow hedges

The Company enters into foreign currency forward contracts to reduce the risk of variability in future cash flow due to foreign currency exchange rate fluctuation from certain forecasted revenue transactions billed in currencies other than the U.S. Dollar. These transactions are designated as cash flow hedges. The foreign currency forward contracts have maturities of 12 months or less. Hedge effectiveness is assessed at inception and at each reporting period utilizing statistical regression analysis. The Company is subject to master netting arrangements with certain counterparties of the contracts, under which the Company is allowed to net settle transactions of the same currency. The Company's policy is to present the derivatives on a gross basis on the consolidated balance sheets. Unrealized foreign exchange gains or losses related to those designated cash flow hedge contracts are recorded in accumulated other comprehensive income (“AOCI”) and are reclassified into revenues in the same periods when the hedged transactions are recognized in earnings. Cash flows from the settlement of these forward contracts are classified as operating activities on the consolidated statements of cash flows. As of June 30, 2026, the Company had designated cash flow hedge forward contracts with notional amounts equivalent to $42.5 million.

Balance sheet hedges

The Company also enters into foreign currency forward contracts to hedge certain foreign currency denominated monetary assets or liabilities, which are not designated as cash flow hedges. These contracts have maturities of 12 months or less. Changes in the value of the foreign exchange contracts are recognized in other (expense) income, net and are designed to offset the foreign exchange gain or loss on the underlying net monetary assets or liabilities. Cash flows from the settlement of these forward contracts are classified as operating activities on the consolidated statements of cash flows. As of June 30, 2026, the Company had non-designated forward contracts with notional amounts of $43.4 million.

The following summarizes the fair value of derivative financial instruments as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(in thousands)
Prepaid expenses and other current assets
Cash flow hedges	$—	$240
Balance sheet hedges	668	—
Total	$668	$240

Accrued expenses and other current liabilities
Cash flow hedges	$716	$83
Balance sheet hedges	30	$298
Total	$746	$381

The following table presents the activity of foreign currency forward contracts designated as hedging instruments and the impact of these derivatives on AOCI:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Beginning accumulated other comprehensive (income) loss at January 1	$(529)	$921
Net losses (income) recognized in other comprehensive income, net of tax	1,065	(948)
Net income (losses) reclassified from AOCI to earnings	187	(559)
Ending accumulated other comprehensive (income) loss at June 30	$723	$(586)

The effect of hedges on the consolidated statements of operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Income (loss) reclassified from AOCI related to cash flow hedges
Revenue	$(50)	$(189)	$187	$(559)

Gains related to non-designated hedges
Other (expense) income, net	$(133)	$1,976	$(412)	$1,973

As of June 30, 2026, the estimated net amount expected to be reclassified out of AOCI into earnings over the next 12 months is not material.

7. Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows for the six months ended June 30, 2026 and 2025.

	June 30, 2026	June 30, 2025	December 31, 2025
	(in thousands)
Cash and cash equivalents	$958,314	$601,196	$882,242
Restricted cash, included in prepaid expenses and other current assets and other assets	2,703	2,703	2,703
Total cash, cash equivalents, and restricted cash	$961,017	$603,899	$884,945

8. Property and Equipment

Property and equipment consists of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Computer equipment and purchased software	$20,065	$19,520
Employee related computer equipment	49,466	47,408
Furniture and fixtures	20,635	20,246
Leasehold improvements	129,449	124,067
Internal-use software	117,041	100,901
Construction in progress	11,576	5,582
Total property and equipment	348,232	317,724
Less accumulated depreciation	(191,106)	(175,855)
Property and equipment, net	$157,126	$141,869

Depreciation and amortization expense on property and equipment was $10.0 million for the three months ended June 30, 2026, $19.1 million for the six months ended June 30, 2026, $8.9 million for the three months ended June 30, 2025, and $16.1 million for the six months ended June 30, 2025.

9. Capitalized Software Development Costs

Capitalized software development costs, exclusive of those recorded within property and equipment, consisted of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Gross capitalized software development costs	$621,872	$537,849
Accumulated amortization	(389,043)	(324,055)
Capitalized software development costs, net	$232,829	$213,794

These capitalized software development costs are associated with software developed for the Company's customer platform. Capitalized software development costs recorded within property and equipment are associated with software developed for Company use.

Amortization of capitalized software development costs, exclusive of costs recorded within property and equipment, was $39.7 million for the three months ended June 30, 2026, $75.7 million for the six months ended June 30, 2026, $29.3 million for the three months ended June 30, 2025, and $55.6 million for the six months ended June 30, 2025. Amortization expense is included in cost of subscription revenue and cost of professional services and other revenue in the consolidated statement of operations.

10. Debt

2025 Convertible Senior Notes and Capped Call Options

In June 2020, the Company issued $460 million aggregate principal amount of 0.375% convertible senior notes due June 1, 2025 (the “2025 Notes”). The total net proceeds after deducting initial purchase discounts and debt issuance costs, were approximately $450.1 million. Each $1,000 of principal amount of the 2025 Notes was initially convertible into 3.5396 shares of the Company’s common stock (the “Conversion Options”), which was equivalent to an initial conversion price of approximately $282.52 per share. Upon conversion, the Company would pay or deliver cash, shares of the Company’s common stock or combination thereof. In connection with the offering of the 2025 Notes, the Company purchased capped call options (“Capped Call Options”) with respect to its common stock for $50.6 million.

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

The Company recognized interest expense of $0.9 million in the six months ended June 30, 2025.

Revolving Credit Facility

On February 10, 2026, the Company entered into a Credit Agreement with Bank of America, N.A., as the administrative agent and Letter of Credit Issuer, and the banks and other financial institutions or entities party thereto as lenders (the “Revolving Credit Agreement”). The Revolving Credit Agreement provides for (i) a five year senior secured revolving credit facility in the amount of up to $500 million and (ii) an uncommitted incremental facility subject to the terms of the agreement (the “Revolving Credit Facility”). The Revolving Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit. The Company may use the proceeds of future borrowings under the credit facility to finance working capital, capital expenditures and for other general corporate purposes, including permitted acquisitions and investments.

Borrowings under the facility have a variable interest rate whereby the Company can elect to use a Base Rate Loan or Secured Overnight Financing Rate (“SOFR”), plus an applicable margin. The Base Rate Loan bears interest (at the highest of (i) the federal funds rate plus 0.50%, (ii) the Bank of America prime rate, or (iii) one-month Term SOFR plus 1.00%, all subject to a 1.00% floor. The applicable margin is between 0.125% to 0.875% for the Base Rate Loan and 1.125% to 1.875% for Term SOFR. The facility is also subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate between 0.125% and 0.300% per annum on the daily undrawn balance. As of June 30, 2026, there were no outstanding borrowings under this Revolving Credit Agreement.

The Company's obligations under the Revolving Credit Agreement are secured by substantially all of the Company's assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, and, during periods when the Company does not maintain investment-grade credit ratings, a financial covenant that is tested quarterly and requires the Company to maintain a certain consolidated leverage ratio, and customary events of default. As of June 30, 2026, the Company was in compliance with all financial covenants under the Revolving Credit Agreement.

11. Leases

The Company leases office facilities under non-cancelable operating leases that expire at various dates through February 2035.

Operating lease expense and cash payments related to operating lease liabilities for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Operating lease expense	$10,390	$10,287	$20,977	$20,326
Cash payments	$12,580	$13,316	$28,304	$23,641

The Company subleases some of its unused spaces to third parties. Operating sublease income generated under all operating lease agreements for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Operating sublease income	$1,484	$1,803	$3,348	$3,329

12. Commitments and Contingencies

Contractual Obligations

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through February 2035. Certain leases contain optional termination dates. The table below only includes payments up to the optional termination date. If the Company were to extend leases beyond the optional termination date, the future commitments would increase by approximately $88.4 million.

Future minimum payments under all operating lease agreements as of June 30, 2026 are as follows:

(in thousands)
Remainder of 2026	$27,568
2027	50,769
2028	37,634
2029	36,662
2030	35,549
Thereafter	95,627
Total	$283,809

The Company has entered into certain non-cancelable vendor commitments, which require the future purchase of goods or services. Future minimum payments under all non-cancelable vendor commitments as of June 30, 2026 are as follows:

(in thousands)
Remainder of 2026	$148,820
2027	254,154
2028	11,891
2029	1,025
2030	—
Thereafter	—
Total	$415,890

The Company also has commitments to contribute capital of $5.3 million to its strategic investments.

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

13. Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), which is reported as a component of stockholders’ equity, for the six months ended June 30, 2026 and 2025.

	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Investments	Unrealized Gain (Loss) on Derivative Instruments	Total
	(in thousands)
Beginning balance at January 1, 2026	$3,426	$1,289	$529	$5,244
Other comprehensive income (loss) before reclassifications	(2,279)	(1,548)	(1,065)	(4,892)
Amounts reclassified from accumulated other comprehensive income, net of tax, to revenue	—	—	(187)	(187)
Ending balance at June 30, 2026	$1,147	$(259)	$(723)	$165

	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Investments	Unrealized Gain (Loss) on Derivative Instruments	Total
	(in thousands)
Beginning balance at January 1, 2025	$(5,928)	$1,195	$(921)	$(5,654)
Other comprehensive income (loss) before reclassifications	10,166	(591)	948	10,523
Amounts reclassified from accumulated other comprehensive income, net of tax, to revenue	—	—	559	559
Ending balance at June 30, 2025	$4,238	$604	$586	$5,428

14. Stockholders' Equity and Stock-Based Compensation Expense

Stock-Based Compensation

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Options	$382	$1,215	$704	$2,509
RSUs	123,314	128,488	227,852	234,428
PSUs	1,598	7,306	7,688	12,204
Employee stock purchase plan	3,188	3,966	7,983	8,527
Total stock-based compensation expense	$128,482	$140,975	$244,227	$257,668

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Cost of revenue, subscription	$11,758	$8,190	$22,180	$15,887
Cost of revenue, professional services and other	646	1,051	1,335	1,980
Research and development	60,681	70,807	114,490	127,604
Sales and marketing	34,470	36,587	65,658	68,192
General and administrative	20,927	24,340	40,564	44,005
Total stock-based compensation expense	$128,482	$140,975	$244,227	$257,668

Capitalized software development costs excluded from stock-based compensation expense were $15.2 million for the three months ended June 30, 2026, $27.6 million for the six months ended June 30, 2026, $17.0 million for the three months ended June 30, 2025, and $28.8 million for the six months ended June 30, 2025.

Share Repurchase Programs

In May 2025, the Company’s Board of Directors authorized a share repurchase program for the repurchase of shares of the Company’s common stock, in an aggregate amount of up to $500 million (the “2025 Share Repurchase Program”), exclusive of any transaction costs related to such repurchases, over a period of up to 12 months. In February 2026, the Company's Board of Directors authorized an additional $1 billion (the “February 2026 Share Repurchase Program" and, together with the 2025 Share Repurchase Program and the August 2026 Share Repurchase Program (as defined in Note 17), the “Share Repurchase Programs”), over a period of 24 months.

Repurchases under the Share Repurchase Programs may be made under a variety of methods, including privately negotiated or open market trades, pursuant to 10b5-1 plans. The Share Repurchase Programs do not obligate the Company to acquire a specified number of shares, and may be suspended, modified, or terminated at any time and will be funded using the Company's cash and cash equivalent and investment balances. Consideration paid for the shares repurchased is recorded as a reduction to stockholders’ equity on the consolidated balance sheets.

The following table summarizes the stock repurchase activity under the Share Repurchase Programs (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Number of shares repurchased	2,622	217	3,467	217
Average stock price per share	$202.80	$577.13	$214.25	$577.13
Aggregate repurchase amount	$531,852	$125,004	$742,880	$125,004

As of the date of filing this report, $257.1 million remained available for future stock repurchases under the February 2026 Share Repurchase Program.

15. Segment Information and Geographic Data

The Company provides a customer platform that helps businesses connect and grow better. The Company generates revenue from subscriptions to its customer platform and related professional services and other revenue consisting mainly of customer on-boarding, training and consulting services and Revenue Hub.

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

Geographic information

Revenues by geographical region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Americas	$533,662	$457,316	$1,050,185	$895,787
Europe	301,051	243,930	593,682	463,597
Asia Pacific	77,027	59,620	148,868	115,619
Total	$911,740	$760,866	$1,792,735	$1,475,003
Percentage of revenues generated outside of the Americas	41%	40%	41%	39%

Revenues from customers outside the United States	49%	48%	49%	47%
Revenues of Americas attributed to the United States	96%	96%	96%	97%
Revenues of Europe attributed to Ireland	47%	51%	47%	52%

Total long-lived assets by geographical region:

	June 30, 2026	December 31, 2025
	(in thousands)
Americas	$250,875	$238,095
Europe	84,488	95,798
Asia Pacific	7,314	8,797
Total long-lived assets	$342,677	$342,690
Percentage of long-lived assets held outside of the Americas	27%	31%

Long-lived assets of Americas attributed to the United States	97%	97%
Long-lived assets of Europe attributed to Ireland	82%	82%

16. Business Acquisition

Futurepedia, LLC

On April 3, 2026, the Company acquired all outstanding membership interests of Futurepedia, LLC (“Futurepedia”), an AI-focused media platform, to expand HubSpot's media footprint. The total cash purchase price for the acquisition was $19.1 million, net of cash acquired. There was approximately $8.6 million of post-combination consideration, which is contingent upon post-acquisition employment that will be recognized as compensation expense in the consolidated statement of operations over a period of two years. The excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets and liabilities acquired was recorded as goodwill. The goodwill recognized is deductible for U.S. income tax purposes.

The Company has included the operating results of Futurepedia in its consolidated financial statements since the date of the acquisition. The acquisition did not have a material effect on the revenue or earnings in the consolidated statement of operations for the reporting periods presented. Separate financial results and pro forma financial information for Futurepedia have not been presented as the effect of this acquisition was not material to our financial results.

17. Subsequent Event

Share Repurchase Program

On August 3, 2026, the Company’s Board of Directors authorized an additional share repurchase program for the repurchase of shares of the Company’s common stock, in an aggregate amount of up to $1.0 billion (the “August 2026 Share Repurchase Program”) over a period of up to 24 months. All repurchases under the program will be made in the open market, through privately negotiated transactions or other legally permissible means, including pursuant to 10b5-1 plans, and in compliance with applicable securities laws and other requirements. The August 2026 Share Repurchase Program will be funded using the Company's working capital. The timing, manner, price, and amount of the August 2026 Share Repurchase Program will be subject to the discretion of the Company’s management and does not obligate the Company to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, without prior notice.

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

AI is integrated throughout our agentic customer platform, including our Smart CRM, engagement Hubs, and the connected ecosystem. Our engagement Hubs that enable companies to attract, engage, and delight customers throughout the customer lifecycle include Marketing, Sales, Service, Operations, Content and Revenue. The Smart CRM is the foundational context layer that combines customer data with AI to power the entire customer platform with unified customer profiles and tools to manage and govern your team and business processes. Our customer platform features a central database of lead and customer interactions and integrated applications designed to help businesses build their presence online, attract prospects across channels, convert prospects into leads, close leads into customers, transact with those customers, and delight them so they become promoters of those businesses.

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

We focus on selling to mid-market business-to-business, or B2B, companies, which we define as companies that have between 2 and 2,000 employees. While our customer platform was built to grow with any company, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving this market segment. These mid-market businesses seek an integrated, easy-to-implement and easy-to-use solution to reach customers and compete with organizations that have larger marketing, sales, and customer service budgets. We efficiently reach these businesses at scale through our traditional and AI-enhanced engagement strategies, our Solutions Partners, and our “freemium” model. AI-enhanced engagement strategies leverage AI to personalize, automate, and optimize how businesses attract, engage, and retain customers across channels and throughout the customer lifecycle. A Solutions Partner is a service provider that helps businesses with strategy, execution, and implementation of go-to-market activities and technology solutions. Our freemium model attracts customers who begin using our customer platform through our free products and then upgrade to our paid products. As of June 30, 2026, we had 9,016 full-time employees and 306,446 Customers of varying sizes in more than 135 countries, representing many industries.

We derive most of our revenue from subscriptions to our cloud-based customer platform and related professional services, which consist of customer on-boarding, training and consulting services. Subscription revenue accounted for 98% of our total revenue for the six months ended June 30, 2026 and 2025. We sell multiple product plans at different base prices on a subscription basis, each of which includes our Smart CRM and integrated applications to meet the needs of the various customers we serve. We also generate revenue through customer usage of our consumption-based products. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We also generate revenue based on the purchase of additional subscriptions, products and seats. Most of our Customers’ subscriptions are one year or less in duration.

Subscriptions are billed in advance on various schedules. Because the mix of billing terms for orders can vary from period to period, the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. Accordingly, we do not believe that change in deferred revenue is an accurate indicator of future revenue.

Many of our customers purchase on-boarding, training, and consulting services, which are designed to help customers enhance their ability to attract, engage and delight their customers using our customer platform. Professional services and other revenue also include Payments, our end-to-end payment solution, as well as our Stripe payment processing integration, both built within Revenue Hub. Professional services and other revenue accounted for 2% of total revenue for the six months ended June 30, 2026 and 2025.

We have focused on rapidly growing our business and plan to continue to make investments to help us address some of the challenges facing us to support this growth, such as demand for our customer platform by existing and new customers, significant competition from other customer platform providers and related applications and rapid technological changes in our industry.

We believe that the growth of our business is dependent on many factors, including our ability to expand our customer base, increase adoption of our customer platform within existing customers, develop new products and applications to extend the functionality of our customer platform and provide a high level of customer service. We have invested and intend to continue investing for long-term growth. We intend to continue to invest in sales and marketing to support our growth, including investments in AI-enabled tools for guided selling and content generation designed to drive efficiencies and improve conversion rates. We plan to continue to invest in research and development as we continue to introduce new products and applications to extend the functionality of our customer platform, including the use of AI-enabled tools and machine learning capabilities intended to accelerate innovation and increase productivity. We intend to continue maintaining a high level of customer service and support which we consider critical for our continued success, and investing in AI to support automated ticket resolution. We also plan to continue investing in our services capabilities in order to support continued future customer growth. We also expect to continue to incur general and administrative expenses as a result of our growth and the infrastructure required to operate as a public company, including continued efforts to automate and streamline processes using AI-enabled tools. We expect to use our cash flow from operations to fund these growth strategies and support our business.

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

Subscription-based revenue is derived from customers using our customer platform for their marketing, sales, service, data, and content management needs. We sell multiple product plans at different base prices on a subscription basis, each of which includes our Smart CRM and integrated applications to meet the needs of the various customers we serve. All subscription fees that are billed in advance of service are recorded in deferred revenue. Subscription based revenue is recognized net of consideration paid to Solutions Partners when those Solutions Partners purchase the subscription to our customer platform. We also generate revenue through usage, including HubSpot Credits, which are consumed when customers use our AI agent products across our customer platform, and other consumption-based offerings. Usage fees that are billed in advance of consumption are recorded in deferred revenue.

Professional services and other revenue are derived primarily from customer on-boarding, training, consulting services, and Payments. Depending on which Hubs and services a customer purchases, they receive on-boarding guidance or training from technical consultants via web meetings.

Cost of Revenue, Operating and Other Expenses

Cost of Revenue

Cost of subscription revenue consists primarily of managed hosting providers and other third-party service providers, including AI inferencing costs, employee-related costs including salaries, benefits, bonuses, and stock-based compensation expense for our customer support team, amortization of capitalized software development costs and acquired technology, and allocated overhead costs, which include facilities costs, depreciation of fixed assets, and costs related to information technology.

Cost of professional services and other revenue consists primarily of personnel costs of our professional services organization, including salaries, benefits, bonuses, stock-based compensation, amortization of capitalized software development costs associated with Payments, as well as professional fees and allocated overhead costs, which include facilities, depreciation of fixed assets, and costs related to information technology. It also consists of costs associated with Payments and our other service offerings.

We expect that the cost of subscription and professional services and other revenue will increase in absolute dollars as we continue to invest in our infrastructure and capitalize software development costs for new offerings to grow our business and scale with AI capabilities. As a result of these investments, over time, we expect gross margins to decline slightly.

Research and Development

Research and development expenses consist primarily of personnel costs of our development team, including salaries, benefits, bonuses, stock-based compensation expense, professional and contractor fees and allocated overhead costs, which include facilities costs, depreciation of fixed assets, and costs related to information technology. We capitalize certain software development costs that are attributable to developing new products and adding incremental functionality to our customer platform and amortize such costs as cost of subscription and cost of professional services and other revenue over the estimated life of the new product or incremental functionality, which is generally two years. We also capitalize certain development costs that are attributable to developing our internally developed software platforms and amortize such costs throughout the consolidated statement of operations over the estimated life of our internally developed software platforms, which is generally five years. We focus our research and development efforts on improving our products and developing new ones, delivering new functionality and enhancing the customer experience. We believe delivering new functionality for our customers is an integral part of our solution and provides our customers with access to a broad array of options and information critical to their marketing, sales, and customer service efforts. We expect to continue to make investments in and expand our offerings to enhance our customers’ experience and satisfaction and attract new customers. Over time, we expect research and development expenses to increase in absolute dollars as we continue to increase the functionality of our customer platform and decline as a percentage of total revenue, exclusive of stock-based compensation expense.

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

General and Administrative

General and administrative expenses consist of personnel costs and related expenses for executive, finance, legal, human resources, employee-related information technology, administrative personnel, including salaries, benefits, bonuses, stock-based compensation expense, professional fees for external legal, accounting and other consulting services, and allocated overhead costs, which include facilities costs, depreciation of fixed assets, and costs related to information technology. We expect that general and administrative expenses will increase on an absolute dollar basis as we incur the costs of compliance associated with being a publicly traded company, and remain relatively consistent as a percentage of total revenue, exclusive of stock-based compensation expense, as we focus on processes, systems and controls to enable our internal support functions to scale with the growth of our business.

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

Other Income (Expense)

Interest income primarily consists of interest earned on invested cash and cash equivalents balances and investments. Interest expense primarily consists of amortization of issuance costs and contractual interest expense related to our 2025 Notes and Revolving Credit Facility. Other (expense) income, net primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities and any gains, losses on, or impairments of our strategic investments.

Income Tax Expense

Income tax expense consists of current and deferred taxes for U.S. and foreign jurisdictions.

Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Revenues:
Subscription	$894,025	$744,532	$1,756,289	$1,443,260
Professional services and other	17,715	16,334	36,446	31,743
Total revenue	911,740	760,866	1,792,735	1,475,003
Cost of revenues:
Subscription	145,957	106,670	274,681	206,900
Professional services and other	14,922	15,491	31,891	30,368
Total cost of revenues	160,879	122,161	306,572	237,268
Gross profit	750,861	638,705	1,486,163	1,237,735
Operating expenses:
Research and development	225,823	237,340	460,017	457,438
Sales and marketing	397,707	339,879	784,138	666,578
General and administrative	82,936	84,995	168,576	163,629
Restructuring	1,076	1,105	2,169	2,186
Total operating expenses	707,542	663,319	1,414,900	1,289,831
Income (loss) from operations	43,319	(24,614)	71,263	(52,096)
Other income (expense)
Interest income	9,412	18,290	22,296	38,854
Interest expense	(395)	(227)	(641)	(872)
Other (expense) income, net	(2,769)	1,094	(4,057)	(1,214)
Total other income	6,248	19,157	17,598	36,768
Income (loss) before income tax expense	49,567	(5,457)	88,861	(15,328)
Income tax (expense) benefit	(6,229)	2,199	(12,969)	(9,723)
Net income (loss)	$43,338	$(3,258)	$75,892	$(25,051)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Subscription	98%	98%	98%	98%
Professional services and other	2	2	2	2
Total revenue	100	100	100	100
Cost of revenue:
Subscription	16	14	15	14
Professional services and other	2	2	2	2
Total cost of revenue	18	16	17	16
Gross profit	82	84	83	84
Operating expenses:
Research and development	25	31	26	31
Sales and marketing	44	45	44	45
General and administrative	9	11	9	11
Restructuring	0	0	0	0
Total operating expenses	78	87	79	87
Income (loss) from operations	5	(3)	4	(4)
Total other income	1	3	1	2
Income (loss) before income tax expense	5	(1)	5	(1)
Income tax (expense) benefit	(1)	0	(1)	(1)
Net income (loss)	5%	(0)%	4%	(2)%

Percentages are based on actual values. Totals may not sum due to rounding.

Three and Six Months Ended June 30, 2026 Compared to the Three and Six Months Ended June 30, 2025

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenues:
Subscription	$894,025	$744,532	$149,493	20%	$1,756,289	$1,443,260	$313,029	22%
Professional services and other	17,715	16,334	1,381	8%	36,446	31,743	4,703	15%
Total revenue	$911,740	$760,866	$150,874	20%	$1,792,735	$1,475,003	$317,732	22%

Three month change

Subscription revenue increased during the three months ended June 30, 2026 compared to the same period in 2025 primarily due to the increase in Customers, which grew from 267,982 as of June 30, 2025 to 306,446 as of June 30, 2026. In addition, Average Subscription Revenue per Customer increased from $11,310 for the three months ended June 30, 2025 to $11,800 for the three months ended June 30, 2026. The growth in Customers was primarily driven by increased demand for our lower-priced Starter products. The increase in Average Subscription Revenue per Customer was primarily driven by continued adoption of our Professional and Enterprise products and the impact of foreign currency translation primarily attributable to the decrease in the value of the U.S. Dollar relative to the Euro and British Pound Sterling, partially offset by continued purchases of our lower-priced Starter products.

Professional services and other revenue increased during the three months ended June 30, 2026 compared to the same period in 2025 primarily driven by Payments.

Six month change

Subscription revenue increased during the six months ended June 30, 2026 compared to the same period in 2025 primarily due to the increase in Customers, which grew from 267,982 as of June 30, 2025 to 306,446 as of June 30, 2026. In addition, Average Subscription Revenue per Customer increased from $11,183 for the six months ended June 30, 2025 to $11,799 for the six months ended June 30, 2026. The growth in Customers was primarily driven by increased demand for our lower-priced Starter products. The increase in Average Subscription Revenue per Customer was primarily driven by continued adoption of our Professional and Enterprise products and the impact of foreign currency translation primarily attributable to the decrease in the value of the U.S. Dollar relative to the Euro and British Pound Sterling, partially offset by continued purchases of our lower-priced Starter products.

Professional services and other revenue increased during the six months ended June 30, 2026 compared to the same period in 2025 primarily driven by Payments.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Total cost of revenue	$160,879	$122,161	$38,718	32%	$306,572	$237,268	$69,304	29%
Gross profit	$750,861	$638,705	$112,156	18%	$1,486,163	$1,237,735	$248,428	20%
Gross margin percentage	82%	84%			83%	84%

Total cost of revenue for the three and six months ended June 30, 2026 increased compared to the same period in 2025 primarily due to an increase in subscription and hosting costs, amortization of capitalized software development costs, amortization of acquired technology, employee-related costs and allocated overhead expenses. Gross margins remained relatively consistent year-over-year.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Subscription cost of revenue	$145,957	$106,670	$39,287	37%	$274,681	$206,900	$67,781	33%
Percentage of subscription revenue	16%	14%			16%	14%

The increase in subscription cost of revenue for the three and six months ended June 30, 2026 compared to the same period in 2025 was primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Subscription and hosting costs	$25,755	$40,750
Amortization of capitalized software development costs	13,115	25,408
Allocated overhead expenses	417	1,623
	$39,287	$67,781

Three month change

Subscription and hosting costs increased primarily due to growth in our Customer base from 267,982 as of June 30, 2025 to 306,446 as of June 30, 2026. We also incurred higher subscription and hosting costs as we continued to support increased usage of our customer platform and continued investments AI-enabled tools to expand AI functionality. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continued to develop new products and enhance functionality. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business.

Six month change

Subscription and hosting costs increased primarily due to growth in our Customer base from 267,982 as of June 30, 2025 to 306,446 as of June 30, 2026. We also incurred higher subscription and hosting costs as we continued to support increased usage of our customer platform and continued investments in AI-enabled tools to expand AI functionality. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continued to develop new products and enhance functionality. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Professional services and other cost of revenue	$14,922	$15,491	$(569)	(4)%	$31,891	$30,368	$1,523	5%
Percentage of professional services and other revenue	84%	95%			88%	96%

The changes in professional services and other cost of revenue for three and six months ended June 30, 2026 compared to the same periods in 2025 were primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Revenue Hub Payment processing fees	$958	$2,978
Professional Fees	434	1,545
Allocated overhead expenses	(676)	(705)
Employee-related costs	(1,285)	(2,295)
	$(569)	$1,523

Three month change

Revenue Hub Payment processing fees increased due to higher payment volume and merchant activity. Professional fees increased and employee-related costs decreased as we continue to leverage our Solutions Partners to deliver on-boarding and other professional services. Allocated overhead expenses decreased primarily due to the decreased proportional allocation of shared company expenses associated with headcount in services cost of revenue.

Six month change

Revenue Hub Payment processing fees increased due to higher payment volume and merchant activity. Professional fees increased and employee-related costs decreased as we continue to leverage our Solutions Partners to deliver on-boarding and other professional services. Allocated overhead expenses decreased primarily due to the decreased proportional allocation of shared company expenses associated with headcount in services cost of revenue.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Research and development	$225,823	$237,340	$(11,517)	(5)%	$460,017	$457,438	$2,579	1%
Percentage of total revenue	25%	31%			26%	31%

The changes in research and development expense for the three and six months ended June 30, 2026 compared to the same periods in 2025 were primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Software and services	$8,029	$13,933
Allocated overhead expenses	253	2,662
Employee-related costs	(19,799)	(14,016)
	$(11,517)	$2,579

Three month change

Software and services expense increased due to an increase in the use of AI tools. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business. Employee-related costs decreased primarily due to lower expense associated with our share-based payment awards.

Six month change

Software and services expense increased due to an increase in the use of AI tools. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business. Employee-related costs decreased primarily due to lower expense associated with our share-based payment awards.

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Sales and marketing	$397,707	$339,879	$57,828	17%	$784,138	$666,578	$117,560	18%
Percentage of total revenue	44%	45%			44%	45%

The increase in sales and marketing expense for the three and six months ended June 30, 2026 compared to the same periods in 2025 were primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Employee-related costs	$38,160	$89,835
Solutions Partner commissions	6,889	2,738
Marketing programs	5,627	10,194
Software and services	3,691	5,573
Professional fees	1,804	5,016
Allocated overhead expenses	1,657	4,204
	$57,828	$117,560

Three month change

Employee-related costs increased as a result of increased headcount as we expanded our selling and marketing organizations to grow our customer base. Solutions Partner commissions increased due to increased revenue generated through our Solutions Partners. Marketing programs increased due to the timing and size of certain marketing efforts as we made investments in attracting new customers. Software and services cost increased due to an increase in the use of third party software and AI-enabled tools to improve productivity. Professional fees increased due to an increase in the use of third party services and contractors for our marketing efforts. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure to support our business growth and increased proportional allocation of shared company expenses associated with headcount in sales and marketing.

Six month change

Employee-related costs increased as a result of increased headcount as we expanded our selling and marketing organizations to grow our customer base. Solutions Partner commissions increased due to increased revenue generated through our Solutions Partners, partially offset by a decrease due to the change in the duration and eligibility of commissions for certain Solutions Partners to better align with the value delivered to customers in the first quarter of 2025. Marketing programs increased due to the timing and size of certain marketing efforts as we made investments in attracting new customers. Software and services cost increased due to an increase in the use of third party software and AI-enabled tools to improve productivity. Professional fees increased due to an increase in the use of third party services and contractors for our marketing efforts. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure to support our business growth and increased proportional allocation of shared company expenses associated with headcount in sales and marketing.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
General and administrative	$82,936	$84,995	$(2,059)	(2)%	$168,576	$163,629	$4,947	3%
Percentage of total revenue	9%	11%			9%	11%

The changes in general and administrative expense for the three and six months ended June 30, 2026 compared to the same periods in 2025 were primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Customer credit card fees	$942	$2,602
Professional fees	1,129	3,302
Allocated overhead expenses	314	2,235
Employee-related costs	(4,444)	(3,192)
	$(2,059)	$4,947

Three month change

Customer credit card fees increased due to increased customer transactions as we continued to grow our business. Professional fees increased primarily due to increase in the use of third-party services and contractors. Allocated overhead expenses increased primarily due to the increased proportional allocation of shared company expenses associated with headcount in general and administrative. Employee-related costs decreased primarily due to lower expense associated with our share-based payment awards.

Six month change

Customer credit card fees increased due to increased customer transactions as we continued to grow our business. Professional fees increased primarily due to increase in the use of third-party services and contractors. Allocated overhead expenses increased primarily due to the increased proportional allocation of shared company expenses associated with headcount in general and administrative. Employee-related costs decreased primarily due to lower expense associated with our share-based payment awards.

Restructuring

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Restructuring	$1,076	$1,105	$(29)	(3)%	$2,169	$2,186	$(17)	(1)%
Percentage of total revenue	*	*			*	*

* not meaningful

Restructuring charges in the three and six months ended June 30, 2026 and 2025 consisted of variable facilities-related costs on unused space.

Interest income

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Interest income	$9,412	$18,290	$(8,878)	(49)%	$22,296	$38,854	$(16,558)	(43)%
Percentage of total revenue	1%	2%			1%	3%

The decrease during the three and six months ended June 30, 2026 is primarily due to lower average investment balances, driven by the use of cash to settle our 2025 Notes and fund our Share Repurchase Programs, and lower yields.

Interest expense

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Interest expense	$(395)	$(227)	$(168)	74%	$(641)	$(872)	$231	(26)%
Percentage of total revenue	*	*			*	*

* not meaningful

Three month change

Interest expense increased primarily due to fees incurred on our Revolving Credit Facility in the current period that we did not incur in the prior year period.

Six month change

Interest expense decreased primarily due to the settlement of our 2025 Convertible Notes in June 2025, which carried higher interest costs compared to fees associated with our Revolving Credit Facility in the current period.

Other (expense) income, net

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Other (expense) income, net	$(2,769)	$1,094	$(3,863)	353%	$(4,057)	$(1,214)	$(2,843)	234%
Percentage of total revenue	*	*			*	*

* not meaningful

The change in other (expense) income during the three and six months ended June 30, 2026 is primarily due to the following:

	Change
	Three Months	Six Months
	(in thousands)
Impairment of strategic investments	$(2,371)	$(1,414)
Gain on strategic investments	(1,663)	(1,300)
Foreign currency gains and losses	171	(129)
	$(3,863)	$(2,843)

Three month change

The increase in the impairment of strategic investments is due to an impairment of $2.4 million in the second quarter of 2026 compared to no impairment in the same period in 2025. The decrease in gain on strategic investments is due to gains of $0.1 million from observable price changes in the value of certain strategic investments in the second quarter of 2026 compared to $1.8 million in the same period in 2025. The change in foreign currency gains and losses is primarily attributable to the value of the U.S. Dollar relative to the Euro and British Pound Sterling.

Six month change

The increase in the impairment of strategic investments is due to an impairment of $3.0 million in 2026 compared to $1.6 million in the same period in 2025. The decrease in gain on strategic investments is due to gains of $0.6 million from observable price changes in the value of certain strategic investments in 2026 compared to $1.9 million in the same period in 2025. The change in foreign currency gains and losses is primarily attributable to the value of the U.S. Dollar relative to the Euro and British Pound Sterling.

Income tax expense

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Income tax (expense) benefit	$(6,229)	$2,199	$(8,428)	383%	$(12,969)	$(9,723)	$(3,246)	33%
Effective tax rate	(13)%	(40)%			(15)%	63%

Three month change

The increase in the income tax expense is primarily from an increase in U.S. tax expense as a result of the pattern in which pre-tax income is realized throughout 2026 as compared to 2025.

Six month change

The increase in the income tax expense is primarily from an increased U.S. tax expense as a result of the pattern in which pre-tax income is realized throughout 2026 as compared to 2025, as well as an increase in customer withholding taxes.

We will continue to maintain a full valuation allowance on our U.S federal and state deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. However, given our anticipated future earnings, management believes that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to reach a conclusion that all or a portion of the valuation allowance may no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

Liquidity and Capital Resources

Our principal sources of liquidity to date have been cash and cash equivalents, net accounts receivable, our common stock offerings, our convertible notes offerings, and our available Revolving Credit Facility.

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents provided by operating activities, net cash and cash equivalents provided by investing activities, and net cash and cash equivalents used in financing activities for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Cash and cash equivalents	$958,314	$601,196
Working capital	583,848	1,022,684
Net cash and cash equivalents provided by operating activities	421,580	325,932
Net cash and cash equivalents provided by investing activities	390,819	291,164
Net cash and cash equivalents used in financing activities	(727,675)	(559,963)

Our cash and cash equivalents at June 30, 2026 were held for working capital purposes. At June 30, 2026, $357.5 million of our cash and cash equivalents was held in accounts outside the United States. We do not assert indefinite reinvestment of our foreign earnings because these earnings have been subject to United States Federal tax. While we have concluded that any incremental tax incurred upon ultimate distribution of these earnings to be immaterial, our current plans do not demonstrate a need to repatriate undistributed earnings to fund our U.S. operations.

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

Net cash and cash equivalents provided by operating activities during the six months ended June 30, 2026 primarily reflected our net income of $75.9 million, $84.6 million of depreciation and amortization, $244.2 million in stock-based compensation, $2.6 million of unrealized currency translation, impairments of strategic investments of $3.0 million, and $0.2 million of amortization of debt discount and issuance costs, offset by non-cash expenses that included $10.3 million accretion of bond discounts, gains on strategic investments of $0.6 million, and $1.8 million of benefit from deferred income taxes. Working capital sources of cash and cash equivalents primarily included a $33.9 million decrease in accounts receivable related to increased collection, $59.5 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, $3.5 million increase in accounts payable related to timing of bill payments, $32.7 million increase in accrued expenses and other liabilities, and $13.9 million decrease in right-of-use asset. These sources of cash and cash equivalents were offset by $57.8 million increase in prepaid expenses and other assets, $38.1 million increase in deferred commissions, and $23.9 million decrease in operating lease liabilities.

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

Net cash and cash equivalents provided by investing activities during the six months ended June 30, 2026 consisted primarily of $900.8 million received related to the maturity of investments, offset by $358.7 million purchases of investments, $35.1 million of purchased property and equipment, $13.9 million purchases of strategic investments, $74.3 million of capitalized software development costs, $27.4 million related to business acquisitions, and $0.5 million purchases of intangible assets.

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

For the six months ended June 30, 2026 cash used in financing activities consisted of $742.9 million used for repurchases of our common stock, $5.4 million used for payment of employee taxes related to the net share settlement of stock-based awards, and $2.6 million for payment of debt issuance costs, offset by $23.2 million of proceeds related to issuance of common stock under stock plans.

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

Liquidity and Capital Resources Considerations

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consist of operating lease liabilities that are included in our consolidated balance sheet and vendor commitments associated with agreements that are legally binding. As of June 30, 2026, the total obligation for operating leases was $283.8 million, of which $54.2 million is expected in the next twelve months. As of June 30, 2026, our vendor commitment was $415.9 million, of which $275.9 million is expected in the next twelve months. See Note 12 for all obligations the Company is committed to in the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Share Repurchase Programs

In February 2026, our Board of Directors authorized the February 2026 Share Repurchase Program for the repurchase of shares of our common stock, in an aggregate amount of up to $1 billion, over a period of 24 months. During the six months ended June 30, 2026, we repurchased 3.5 million shares of our common stock at an average price of $214.25 per share, for an aggregate repurchase amount of $742.9 million. As of the date of filing of this report, a total of $257.1 million remained available for repurchase under the February 2026 Share Repurchase Program.

In August 2026, our Board of Directors authorized the August 2026 Share Repurchase Program for the repurchase of shares of our common stock, in an aggregate amount of up to $1 billion, over a period of 24 months. As of the date of filing of this report, a total of $1.0 billion remained available for repurchase under the August 2026 Share Repurchase Program. See Note 17 of the notes to consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Repurchases under the Share Repurchase Programs may be made under a variety of methods, including privately negotiated or open market trades, pursuant to 10b5-1 plans. The Share Repurchase Programs do not obligate us to acquire a specified number of shares, and may be suspended, modified, or terminated at any time and will be funded using our cash and cash equivalents. Consideration paid for the shares repurchased is recorded as a reduction to stockholders’ equity on the consolidated balance sheets.

Letters of Credit

As of June 30, 2026, we had a total of $2.7 million in letters of credit outstanding for office space. These irrevocable letters of credit are expected to remain in effect, in some cases, until 2029.

Revolving Credit Facility

In February 2026, we entered into the Revolving Credit Agreement. As of June 30, 2026, there were no outstanding borrowings under the Revolving Credit Facility. The Company's obligations under the Revolving Credit Agreement are secured by substantially all of the Company's assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, and, during periods when the Company does not maintain investment-grade credit ratings, a financial covenant that is tested quarterly and requires the Company to maintain a certain consolidated leverage ratio, and customary events of default. As of June 30, 2026, we were in compliance with all financial covenants under the Revolving Credit Agreement.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as of June 30, 2026 exclusive of items described above and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2026 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Interest Rate Sensitivity

Our portfolio of cash and cash equivalents and short- and long-term investments is maintained in a variety of securities, including government agency obligations, corporate bonds and money market funds. Investments are classified as available-for-sale securities and carried at their fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. Our cash and cash equivalents and short- and long-term investments are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. As our short- and long-term investments are classified as available-for-sale, no gains or losses are recognized in our consolidated statements of operations due to changes in interest rates unless such securities are sold prior to maturity or the decline in fair value is caused by expected credit losses. As of June 30, 2026, a hypothetical increase of 100 basis points in interest rates would not have a material impact on the value of our cash and cash equivalents or short- and long-term investments in our consolidated financial statements. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes.

We are exposed to the impact of changes in interest rates in connection with borrowings under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility may be drawn as either Base Rate Loans or Term SOFR Loans. Base Rate Loans bear interest at the highest of the federal funds rate plus 0.50%, the Bank of America prime rate, or one-month Term SOFR plus 1.00%, in each case subject to a 1.00% floor, plus an applicable margin ranging from 0.125% to 0.875%. Term SOFR Loans bear interest at SOFR plus an applicable margin ranging from 1.125% to 1.875%. Consequently, our interest expense would fluctuate if we were to borrow any amounts under the Revolving Credit Facility as a result of the floating interest rates applicable to such borrowings and potential changes in the applicable margin resulting from changes to our total consolidated leverage ratio. As of June 30, 2026, there were no outstanding borrowings under the Revolving Credit Facility.

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

Item 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q and in our other public filings before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any such risks and uncertainties actually occur, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q and in our other public filings. The trading price of our common stock could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

Risks Related to Our Business and Strategy

We are dependent upon customer renewals, the addition of new customers, increased revenue from existing customers and the continued growth of the market for a customer platform.

We derive, and expect to continue to derive, a substantial portion of our revenue from the sale of subscriptions to our customer platform. The market for marketing, sales, service, operations, revenue and customer management products is still evolving, and competitive dynamics may cause pricing levels to change as the market matures and as existing and new market participants introduce new types of point applications and different approaches to enable businesses to address their respective needs. As a result, we may be forced to, or strategically choose to, reduce the prices we charge for our platform and may be unable to renew existing customer agreements or enter into new customer agreements at the same prices and upon the same terms that we have historically. In addition, our growth strategy involves a scalable pricing model (including freemium versions of our products and our recent seats-based and consumption-based pricing model changes) intended to provide opportunities to increase the value of our customer relationships over time, including as customers expand their use of our platform, or we sell to other parts of their organizations, cross-sell additional products and seats through touchless or low touch in product purchases, and upsell additional offerings and features. Our consumption-based pricing strategies are novel and evolving. Due to customer flexibility in the timing of their use of our platform, we could have less predictability from our consumption-based products than we do for our subscription-based products, and there is a risk that customers could use our consumption-based products at lower levels than we expect. If our scalable pricing and cross-selling efforts are unsuccessful or if our existing customers do not expand their use of our platform or adopt additional offerings and features, or if the anticipated benefits from scalable pricing take longer to realize or are not realized at all, our revenue and operating results may suffer.

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
•
large-scale enterprise suites;
•
customer service software providers;
•
AI-native companies and emerging startups; and
•
content management systems.

In addition, instead of using our platform, some prospective customers may elect to combine disparate point applications, such as content management, marketing automation, CRM, analytics and social media management. We expect that new competitors, such as enterprise software vendors that have traditionally focused on enterprise resource planning or other applications supporting back office functions, will develop and introduce applications serving customer-facing and other front office functions. This development could have an adverse effect on our business, operating results and financial condition. In addition, sales force automation and CRM vendors could acquire or develop applications that compete with our sales and CRM offerings. Some of these companies have acquired social media marketing and other marketing software providers to integrate with their broader offerings. Customers may also defer purchasing decisions due to uncertainty about their AI investment priorities.

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

Our headcount and operations have grown and may continue to grow. For example, we had 9,016 full-time employees as of June 30, 2026 and 8,882 as of December 31, 2025. To date, we have opened several international offices. This growth has placed, and may continue to place, a significant strain on our management, administrative, operational and financial infrastructure. Although we have experienced significant growth in headcount and operations historically, we may not sustain our current growth rates, which could adversely affect our business performance and operating results. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. Advances in automation and AI may also alter the skills required of our workforce and could reduce demand for certain roles, creating challenges in workforce management, employee relations, and reputational risk. We may be required to make significant investments in retraining and workforce transition programs, and failure to effectively manage these changes could impair our ability to attract and retain talent, disrupt operations, and adversely affect our business. Furthermore, as many of our employees work remotely from geographic areas across jurisdictions where we have offices pursuant to our hybrid workplace model, which provides our employees with the option to be fully remote, work full-time from one of our offices, or have the flexibility to work both in the office and remotely, we may need to reallocate our investment of resources and closely monitor a variety of local regulations and requirements, including local tax laws. We may experience unpredictability in our expenses and employee work culture. If we experience any of these effects in connection with future growth, if our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating new employees, or retaining our existing employees, it could materially impair our ability to attract new customers, retain existing customers and expand their use of our platform, all of which would materially and adversely affect our business, financial condition and results of operations.

Failure to effectively develop and expand our customer platform capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.

To increase customers and achieve broader market acceptance of our customer platform, we will need to continue to expand our customer platform capabilities, including our sales force and third-party channel partners. We will continue to dedicate significant resources to sales and marketing programs. The effectiveness of our sales and marketing and third-party channel partners has varied over time and may vary in the future and depends on our ability to maintain and improve our customer platform including with respect to AI and machine learning, and on adapting our go-to-market strategy and sales force to changing customer purchasing behaviors. All of these efforts will require us to invest significant financial and other resources. Our business will be seriously harmed if our efforts do not generate a correspondingly significant increase in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if our sales and marketing programs are not effective.

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

We believe that maintaining our thought leadership position in the customer platform space is an important element in attracting new customers. We devote significant resources to develop and maintain our thought leadership position, with a focus on identifying and interpreting emerging trends, shaping and guiding industry dialog and creating and sharing the best practices. Our activities related to developing and maintaining our thought leadership may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in such effort. We rely upon the continued services of our management and employees with domain expertise with marketing, sales, services, operations, revenue and content management, and the loss of any key employees in this area could harm our competitive position and reputation. If we fail to successfully grow and maintain our thought leadership position, we may not attract enough new customers or retain our existing customers, and our business could suffer.

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

The development of next-generation solutions that utilize new and advanced features, including AI and machine learning, such as Breeze Assistant, involves making predictions regarding the willingness of the market to adopt such technologies over legacy solutions. The Company may be required to commit significant resources to developing new products, software and services, before knowing whether such investment will result in products or services that the market will accept.

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

Uncertainty around new and emerging AI applications, such as agentic AI technologies and generative AI content creation, may require additional investment in the development or acquisition of proprietary datasets, machine learning models and other AI systems to test for accuracy, bias and other variables, which are often complex. Development of new approaches and processes to provide attribution or remuneration to content creators and building and/or integrating systems that enable creatives to have greater control over the use of their work in the development of AI may be costly and could impact our profit margin if we are unable to monetize such assets. In addition, AI technologies, including agentic and generative AI tools, may create content, analyses or recommendations without human intervention that take or suggest actions based on incomplete or inaccurate data, “hallucinatory” inferences, or flawed training inputs, or contain copyrighted or other protected material, and if our customers or others use this flawed or protected content or materials to their detriment, we may be exposed to brand or reputational harm, competitive harm, and/or legal liability. Developing, testing and deploying AI systems may also increase the cost profile of our offerings due to the nature of the computing costs involved in such systems.

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

More recently, global inflation rates have increased to levels not seen in several decades, which may result in decreased demand for our products and services, increases in our operating costs, including our labor costs, constrained credit and liquidity, reduced government spending and volatility in financial markets. The Federal Reserve and other international government agencies have raised, and may again raise, interest rates in response to concerns over inflation risk. Increases in interest rates on credit and debt that would increase the cost of any borrowing that we may make from time to time and could impact our ability to access the capital markets. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, we may be unable to raise the sales prices of our products and services at or above the rate at which our costs increase, which would reduce our profit margins and could have a material adverse effect on our financial results and net income. We also may experience lower than expected sales and potential adverse impacts on our competitive position if there is a decrease in consumer spending or a negative reaction to our pricing. A reduction in our revenue would be detrimental to our profitability and financial condition and could also have an adverse impact on our future growth.

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

We are dependent on the continued availability of third-party data hosting and transmission services and AI technologies developed by third parties.

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

We rely, and expect to continue to rely, in part on AI technologies developed by third parties, including foundation and other AI models, datasets, and cloud computing infrastructure, to develop, train, and deliver certain of our AI features and offerings. Our dependence on these third parties exposes us to risks relating to their performance, reliability, and availability; the security and provenance of their models and training data; their respective intellectual property rights; evolving licensing terms and use restrictions; and increases in pricing. These third parties may modify, deprecate, suspend, or discontinue access to their models, datasets, or infrastructure, change the terms on which they are offered, fail to perform as expected, or become subject to litigation, regulatory action, security incidents, or service interruptions, any of which may occur with limited notice and may be outside of our control. If any of these risks were to materialize, our ability to develop, offer, scale, or support our AI features could be impaired, we may be required to expend significant resources to identify and integrate alternative technologies that may not be available on commercially reasonable terms or at all, and our business, reputation, financial condition, and results of operations could be materially and adversely affected.

If we do not or cannot maintain the compatibility of our customer platform with third-party applications that our customers use in their businesses, our revenue will decline.

A significant percentage of our customers choose to integrate our platform with certain capabilities provided by third-party application providers using application programming interfaces (“APIs”) published by these providers. The functionality and popularity of our customer platform depends, in part, on our ability to integrate our platform with third-party applications and platforms, including CRM, CMS, e-commerce, call center, analytics and social media sites that our customers use and from which they obtain data. Third-party providers of applications and APIs may change the features of their applications and platforms, restrict our access to their applications and platforms, or alter the terms governing use of their applications and APIs and access to those applications and platforms in an adverse manner. Such changes could functionally limit or terminate our ability to use these third-party applications and platforms in conjunction with our platform, which could negatively impact our offerings and harm our business. If we fail to integrate our platform with new third-party applications and platforms that our customers use for marketing, sales, services, operations, revenue, or content management purposes, or fail to renew existing relationships pursuant to which we currently provide such integration, we may not be able to offer the functionality that our customers need, which would negatively impact our ability to generate new revenue or maintain existing revenue and adversely impact our business.

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

Cyber-attacks, denial-of-service attacks, ransomware attacks, supply chain attacks, business email compromises, computer malware, viruses, wrongful intrusions, data breaches social engineering (including phishing), and other compromises are prevalent in our industry, the industries of certain of our service providers and our customers' industries. Like other companies in our industry, we and our third-party vendors have in the past experienced threats and security incidents related to our data and systems, and we may in the future experience other threats, compromises, breaches, or incidents. Attempts to disrupt or gain unauthorized access to our and our third-party vendors’ information systems from malicious third parties or insider threats may incorporate widely varying and frequently changing tactics, which may be enhanced or facilitated by AI. Our internal computer systems and those of our current and any future strategic collaborators, vendors, and other contractors or consultants are vulnerable to damage from cyber-attacks, attacks enhanced or facilitated by AI, computer viruses, unauthorized access, natural disasters, cybersecurity threats, terrorism, geopolitical conflict, war and telecommunication and electrical failures. Accordingly, if our cybersecurity measures or those of our service providers fail to protect against unauthorized access, attacks (which may include sophisticated cyber-attacks), compromise or the mishandling of data by our employees and contractors, then our reputation, customer trust, business, results of operations and financial condition could be adversely affected. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, vulnerabilities in first- or third-party code, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. These attacks and activities are also being facilitated or enhanced by evolving technologies, including AI. This risk is increased by the difficulty of balancing rapid vulnerability patching and system availability in a large and rapidly-changing production environment. At times, we may be unable to patch all of our systems in a manner that strictly adheres to our internally prescribed timelines. The techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. Because the techniques used by threat actors who may attempt to penetrate and sabotage our computer systems change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Additionally, with the expansion of remote work and resource access, there is an increased risk that we may experience cybersecurity-related events such as phishing attacks, exploitation of any cybersecurity flaws that may exist, an increase in the number of cybersecurity threats or attacks, and other security challenges as a result of most of our employees and our service providers continuing to work remotely from non-corporate managed networks. There is also a risk of potential increase in such attacks due to cyberwarfare in connection with the ongoing global conflicts, such as the conflict in Iran, the Russia-Ukraine conflict, the Israel-Hamas conflict, and recent events in Venezuela, which could adversely affect our and our suppliers' ability to maintain or enhance key cybersecurity and data protection measures. We believe we have previously been, and may in the future become, the target of cyber-attacks, incidents, or compromises by third parties seeking unauthorized access to our or our customers' data, systems, or infrastructure, or to disrupt our operations or ability to provide our services.

Additionally, it is also possible that unauthorized access to sensitive customer and business data may be obtained through inadequate use of security controls by our customers, suppliers or other vendors, using social engineering to cause an employee or contractor to install malware or exploiting known vulnerabilities. Like other businesses, we rely on hardware and software supplied by third parties and, therefore, are susceptible to supply chain attacks. Such attacks are becoming increasingly common, and we may not be able to anticipate and prevent negative impacts from such an attack. If we are impacted by a supply chain attack, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product and services could be hindered or delayed.

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

The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual and proprietary rights. Companies in the software industry are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Many of our competitors and other industry participants have been issued patents and/or have filed patent applications and may assert patent or other intellectual property rights within the industry. Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters or notices or may be the subject of claims that our services and/or platform and underlying technology infringe or violate the intellectual property rights of others. Responding to such claims, regardless of their merit, can be time-consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses. Our technologies may not be able to withstand any third-party claims against their use. Claims of intellectual property infringement, even those without merit, could require us to redesign our application, delay releases, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling our platform. If we cannot or do not license the infringed technology on reasonable terms or at all, or substitute similar technology from another source, our revenue and operating results could be adversely impacted. Additionally, our customers may not purchase our customer platform if they are concerned that they may infringe third-party intellectual property rights. The occurrence of any of these events may have a material adverse effect on our business.

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

We may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation, could delay further sales or the implementation of our platform and offerings, impair the functionality of our platform and offerings, delay introductions of new features or enhancements, result in our substituting inferior or more costly technologies into our platform and offerings, or injure our reputation.

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

A growing number of legislators and regulators are adopting laws and regulations addressing, and have focused enforcement efforts on the development and adoption of AI technologies and use of such technologies in compliance with ethical standards and societal expectations. Several states have enacted laws regulating various uses of AI, ranging from automated or consequential decision-making to requiring companies to disclose the sources of data used to train AI technologies, among other requirements. For example, AI laws in California and Texas took effect in 2026, and Colorado enacted a comprehensive AI law that was subsequently amended to narrow its scope and delay its effective date to January 1, 2027. In addition, U.S. states and the federal government have a wide variety of measures to regulate various facets of AI development, deployment, and use in recent years, and it is possible that new laws and regulations will be adopted in the near future, or that existing laws and regulations may be interpreted in ways that would affect our business and the ways in which we and our customers use our AI technologies, our financial condition and our results of operations, including as a result of the cost to comply with such laws or regulations. The Trump Administration has endorsed a federal moratorium on the enforcement of certain state AI laws, including through a December 11, 2025 Executive Order on “Ensuring a National Policy Framework for Artificial Intelligence.” On March 20, 2026 the Trump Administration also issued a National Policy Framework setting forth non-binding policy priorities for federal AI regulation. So far, these efforts have not been successful in curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts.

Outside the U.S., lawmaking and regulation relating to AI is proceeding at a similar pace. In Europe, for example, the EU’s Artificial Intelligence Act (“AI Act”) entered into force on August 1, 2024 and applies on a phased basis, with certain provisions already in effect. In May 2026, EU institutions reached agreement on a Digital Omnibus package that, among other things, defers the application of certain obligations for high-risk AI systems, with such obligations now expected to apply from December 2, 2027, for stand-alone high-risk systems and from August 2, 2028. for AI embedded in certain regulated products. The implementation timeline and scope of the AI Act remain subject to further change. This legislation imposes significant obligations on providers and deployers of high-risk AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. As we continue to develop and use AI systems, which may be governed by the AI Act or other emerging regulations, we may be required to ensure higher standards of data quality, transparency, and human oversight, as well as adhere to specific ethical, accountability, and administrative requirements, some of which may increase our costs and compliance obligations. Further, potential government regulation related to AI use and ethics may also increase the cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our products and services.

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

Additionally, our end-to-end payment solution, as well as our Stripe payment processing integration (“Payments”), are both built within Revenue Hub and are susceptible to potentially illegal or improper uses, including money laundering, terrorist financing, fraudulent or illegal sales of goods or services, piracy of software, movies, music, and other copyrighted or trademarked information, bank fraud, securities fraud, pyramid or ponzi schemes, or the facilitation of other illegal or improper activity. While we engage a third party as our registered payment facilitator, the use of Payments for illegal or improper uses may subject us to claims (including claims brought by our third-party payment processor), government and regulatory requests, inquiries, or investigations that could result in liability, and harm our reputation. Moreover, certain activity that may be legal in one jurisdiction may be illegal in another jurisdiction, and a merchant may be found responsible for intentionally or inadvertently importing or exporting illegal goods, resulting in liability for us. Owners of intellectual property rights or government authorities may seek to bring legal action against providers of payments solutions, including Payments, that are peripherally involved in the sale of infringing or allegedly infringing items. Any threatened or resulting claims could result in reputational harm, and any resulting liabilities, loss of transaction volume, or increased costs could harm our business.

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

As a multinational organization, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, or challenges to our tax positions by tax authorities, any of which could have a material adverse effect on our liquidity, financial condition or operating results. We also may invest in companies located in jurisdictions outside the United States, and these investments may result in complex U.S. or non-U.S. tax consequences. New global tax developments may have a material impact to our business, cash flows, or financial results. Such developments, may include certain Organization for Economic Co-operation and Development's proposals including the implementation of global minimum tax under the Pillar Two model rules, and the European Commission’s and certain major jurisdictions’ heightened interest in and taxation of companies participating in the digital economy. In January 2026, the OECD introduced new guidance including a "side-by-side safe harbor" which, if elected, exempts U.S. parented groups from certain provisions of Pillar Two. However, the election does not relieve foreign subsidiaries from certain jurisdiction specific minimum taxes. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, or assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable nexus, often referred to as a “permanent establishment” under international tax treaties, any of which could have a material impact on us, our financial condition or our operating results.

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

We generated net income of $75.9 million for the six months ended June 30, 2026 and net losses of $25.1 million for the six months ended June 30, 2025. As of June 30, 2026 we had an accumulated deficit of $678.0 million. We will need to generate and sustain increased revenue levels in future periods to become consistently profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We have spent and intend to continue to expend significant funds on our marketing, sales, customer service, and general and administrative operations, the development and enhancement of our customer platform, scaling our data center infrastructure and services capabilities and expanding into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may decrease significantly.

From time to time, we may invest funds in social impact investment funds, and may receive no return on our investment or lose our entire investment.

From time to time, we may invest in social impact investment funds. As of June 30, 2026, we have invested $12.2 million in the National Strategic Investments Impact Fund (f/k/a the Black Economic Development Fund) and $7.5 million in support of Minority Depository Institutions to help close the racial wealth, health and opportunity gap. There is no guarantee as to the performance of this investment or any similar investments we make in the future. Depending on the performance of this investment and future investments we may make, we may not receive any return on our investment or we may lose our entire investment, which could have an adverse effect on our business

We may experience quarterly fluctuations in our operating results due to a number of factors, which makes our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.

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

Our customers have no obligation to renew their subscriptions for our services after the expiration of their contractual subscription period and some customers have elected not to renew. In addition, our customers may renew for fewer subscriptions, renew for shorter contract lengths or switch to lower cost offerings of our services. It is difficult to predict attrition rates given our varied customer base. Our attrition rates may increase or fluctuate as a result of various factors, including customer dissatisfaction with our services, customers’ spending levels, mix of customer base, competition, pricing increases or changes in the macroeconomic environment. If customers do not renew their subscriptions, do not purchase additional features or enhanced subscriptions or if attrition rates increase, our operating results in future reporting periods may be significantly below the expectations of the public market, equity research analysts or investors, which could harm the price of our common stock.

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

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share, our stock price has ranged from $25.79 to $881.13 through June 30, 2026. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
•
sales of large blocks of our common stock or the dilutive effect of any equity or equity-linked financings;
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

As a public company we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and the rules and regulations of the New York Stock Exchange (the “NYSE”). We expect that compliance with these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources.

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

On February 7, 2026, our Board of Directors authorized a share repurchase program under which we are authorized to purchase up to $1.0 billion of our common stock from time to time (the “February 2026 Share Repurchase Program”). As of the date of filing this report, a total of $257.1 million remained available for repurchase under the February 2026 Share Repurchase Program. On August 3, 2026, our Board of Directors authorized an additional share repurchase program under which we are authorized to purchase up to an additional $1.0 billion of our common stock from time to time (together with the February 2026 Share Repurchase Program, the “2026 Share Repurchase Programs”), all of which remained available for repurchase as of the date of this report. Repurchases under the 2026 Share Repurchase Programs will be made in the open market, through privately negotiated transactions or other means, including pursuant to 10b5-1 plans, and in compliance with applicable securities laws and other requirements. The timing, manner, price, and amount of the 2026 Share Repurchase Programs are subject to the discretion of our management. The 2026 Share Repurchase Programs do not obligate us to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, without prior notice. There can be no assurance that we will repurchase shares at favorable prices. Further, our share repurchases could affect the trading price of our common stock, increase its volatility, reduce our cash reserves, and may be suspended or terminated at any time, which may result in a lower market valuation of our common stock.

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

The occurrence of regional epidemics or a global pandemic may have an adverse effect on how we and our customers operate our businesses and our operating and financial results. Our operations may in the future be negatively affected by a range of external factors related to the pandemic that are not within our control, including the emergence and spread of more transmissible variants and the degree of transmissibility and severity thereof. The extent to which global pandemics impact our financial condition or results of operations will depend on factors, such as the duration and scope of the pandemic, as well as whether there is a material impact on the businesses or productivity of our customers, partners, employees, suppliers and other partners. To the extent that a pandemic harms our business and results of operations, many of the other risks described in this “Risk Factors” section may be heightened.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share repurchases of the Company’s common stock for the three months ended June 30, 2026 were as follows (in thousands, except share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
April 1, 2026 to April 30, 2026	845,748	$214.51	845,748	$607,549
May 1, 2026 to May 31, 2026	1,500,545	$196.68	1,500,545	$312,423
June 1, 2026 to June 30, 2026	276,203	$200.23	276,203	$257,119
	2,622,496		2,622,496

(1) Average price paid per share includes costs associated with the repurchases.

(2) In February 2026, the Company's Board of Directors authorized the February 2026 Share Repurchase Program for the repurchase of shares of the Company’s common stock, in an aggregate amount of up to $1 billion, over a period of 24 months. In August 2026, the Company's Board of Directors authorized the August 2026 Share Repurchase Program for the repurchase of shares of the Company’s common stock, in an aggregate amount of up to $1 billion, over a period of 24 months. Refer to Note 14 and Note 17 to the consolidated financial statements contained within this Quarterly Report on Form 10-Q for additional information related to our share repurchases.

Item 3. Defaults on Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Securities Trading Plans of Directors or Executive Officers

Name	Action Taken	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Dharmesh Shah (Co-Founder and Chief Technology Officer)	Termination (May 11, 2026)[1]	Trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)	224 days	100,000 shares

(1) Trading arrangement was originally adopted February 13, 2026 and amended February 25, 2026.

Item 6. Exhibits

The exhibits listed below are filed or incorporated by reference into this Report.

Exhibit number	Description of exhibit	Provided Herewith	Form	SEC File no.	Exhibit	Filing Date
3.1	Eighth Amended and Restated Certificate of Incorporation dated June 4, 2025.		8-K	001-36680	3.1	6/10/2025
3.2	Sixth Amended and Restated By-laws of HubSpot, Inc.		8-K	001-36680	3.2	6/10/2025
3.3	Amendment No. 1 to Sixth Amended and Restated By-laws of HubSpot, Inc.		8-K	001-36680	3.1	3/11/2026
4.1	Form of Common Stock Certificate		S-1	333-198333	4.1	9/26/2014
10.1#	Amendment No. 1 to the HubSpot, Inc. 2024 Stock Option and Incentive Plan.		8-K	001-36680	10.1	6/16/2026
10.2#	Amended and Restated Cash Incentive Bonus Plan	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

# Indicates a management contract or compensatory plan.

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

August 5, 2026