Form 10-Q
period 2026-09-30
HUBSPOT INC
filed 2026-11-04
CIK 1404655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2026

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

There were 48,836,461 shares of the registrant’s Common Stock issued and outstanding as of October 30, 2026.

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
•
our expectations regarding the impact of current demand and pricing headwinds, including changes in customer buying behavior for AI solutions and the recent changes we made to our product, pricing and go-to-market approach;
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
•
our expectations regarding the benefits of and timing of completion of the 2026 Restructuring Plan and the expected costs and charges of the 2026 Restructuring Plan;
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

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. We have used and intend to continue to use our investor relations website and/or social media channels, such as our LinkedIn account (www.linkedin.com/company/hubspot), as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Further corporate governance information, including our certificate of incorporation, bylaws, corporate governance guidelines, board committee charters, and code of business conduct and ethics, is also available on our investor relations website under the heading “Governance.” The contents of our websites or any social media channels are not intended to be incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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
•
Economic uncertainty, including from changes in trade policies, trade wars, tariffs, retaliatory trade measures or other trade restrictions or the threat of such actions, may lead to decreased demand for our products and services and otherwise harm our business and results of operations.
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
•
Our 2026 Restructuring Plan and associated organizational changes may not adequately create a flatter, faster organization that delivers better customer outcomes, may not adequately drive long-term growth and profitability, may lead to additional workforce attrition, and may cause operational disruptions.

PART I — Financial Information

Item 1. Financial Statements

HubSpot, Inc.

Unaudited Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$1,121,342	$882,242
Short-term investments	175,414	821,552
Accounts receivable — net of allowance for doubtful accounts of $7,119 at September 30, 2026, and $6,825 at December 31, 2025	365,538	419,146
Deferred commission expense	257,771	226,184
Prepaid expenses and other current assets	158,889	100,611
Total current assets	2,078,954	2,449,735
Long-term investments	13,747	136,662
Property and equipment, net	160,115	141,869
Capitalized software development costs, net	244,390	213,794
Right-of-use assets	178,819	200,821
Deferred commission expense, net of current portion	233,744	218,991
Other assets	195,463	165,602
Intangible assets, net	47,288	35,225
Goodwill	327,944	291,452
Total assets	$3,480,464	$3,854,151
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$40,934	$24,764
Accrued compensation costs	124,559	99,195
Accrued commissions	124,637	132,003
Accrued expenses and other current liabilities	192,763	166,861
Operating lease liabilities	36,537	39,703
Deferred revenue	1,034,580	1,004,945
Total current liabilities	1,554,010	1,467,471
Operating lease liabilities, net of current portion	187,499	222,602
Deferred revenue, net of current portion	5,480	8,495
Other long-term liabilities	105,888	89,339
Total liabilities	1,852,877	1,787,907
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value—500,000 shares authorized; 55,712 and 54,832 shares issued; 48,838 and 52,555 shares outstanding at September 30, 2026, and December 31, 2025, respectively	49	53
Treasury stock, $0.001 par value—6,874 and 2,277 shares held at September 30, 2026, and December 31, 2025, respectively	7	2
Additional paid-in capital	2,223,432	2,814,843
Accumulated other comprehensive (loss) income	(866)	5,244
Accumulated deficit	(595,035)	(753,898)
Total stockholders’ equity	1,627,587	2,066,244
Total liabilities and stockholders’ equity	$3,480,464	$3,854,151

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Subscription	$930,242	$791,678	$2,686,531	$2,234,937
Professional services and other	17,323	17,840	53,770	49,583
Total revenue	947,565	809,518	2,740,301	2,284,520
Cost of revenues:
Subscription	149,979	117,025	424,661	323,925
Professional services and other	14,701	16,493	46,592	46,861
Total cost of revenues	164,680	133,518	471,253	370,786
Gross profit	782,885	676,000	2,269,048	1,913,734
Operating expenses:
Research and development	223,281	227,714	683,296	685,151
Sales and marketing	401,607	355,268	1,185,746	1,021,844
General and administrative	85,109	80,747	253,686	244,380
Restructuring	996	1,037	3,165	3,222
Total operating expenses	710,993	664,766	2,125,893	1,954,597
Income (loss) from operations	71,892	11,234	143,155	(40,863)
Other income (expense)
Interest income	7,913	14,252	30,209	53,106
Interest expense	(423)	(4)	(1,064)	(876)
Other income (expense), net	10,825	(2,346)	6,768	(3,560)
Total other income	18,315	11,902	35,913	48,670
Income before income tax expense	90,207	23,136	179,068	7,807
Income tax expense	(7,236)	(6,600)	(20,205)	(16,322)
Net income (loss)	$82,971	$16,536	$158,863	$(8,515)
Net income (loss) per share, basic	$1.68	$0.31	$3.13	$(0.16)
Net income (loss) per share, diluted	$1.67	$0.31	$3.12	$(0.16)
Weighted average common shares used in computing basic net income (loss) per share:	49,472	52,507	50,833	52,454
Weighted average common shares used in computing diluted net income (loss) per share	49,535	52,671	50,885	52,454

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$82,971	$16,536	$158,863	$(8,515)
Other comprehensive income (loss):
Foreign currency translation adjustment	(445)	(945)	(2,725)	9,223
Changes in unrealized (loss) income on investments, net of income taxes of $0 for the three and nine months ended September 30, 2026, and 2025	(369)	828	(1,916)	236
Changes in unrealized (loss) income on cash flow hedges, net of income taxes of $31 and $207 for the three and nine months ended September 30, 2026, and ($51) and ($243) for the three and nine months ended September 30, 2025	(217)	496	(1,469)	2,002
Comprehensive income	$81,940	$16,915	$152,753	$2,946

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Stockholders' Equity

(in thousands, except per share amounts)

	Common Stock, $0.001 Par Value		Treasury Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	$	Shares	$	Capital	Income (Loss)	Deficit	Total
Balances at December 31, 2025	52,555	$53	2,277	$2	$2,814,843	$5,244	$(753,898)	2,066,244
Issuance of common stock under stock plans	254	—	—	—	—	—	—	—
Restricted stock units taxes paid in cash	(10)	—	—	—	(3,194)	—	—	(3,194)
Repurchases of common stock	(845)	(1)	845	1	(212,309)	—	—	(212,309)
Stock-based compensation	—	—	—	—	116,940	—	—	116,940
Other comprehensive loss, net of tax	—	—	—	—	—	(3,455)	—	(3,455)
Net income	—	—	—	—	—	—	32,554	32,554
Balances at March 31, 2026	51,954	$52	3,122	$3	$2,716,280	$1,789	$(721,344)	$1,996,780
Issuance of common stock under stock plans	335	1	—	—	25,527	—	—	25,528
Restricted stock units taxes paid in cash	(9)	—	—	—	(2,219)	—	—	(2,219)
Repurchases of common stock	(2,622)	(3)	2,622	3	(536,386)	—	—	(536,386)
Stock-based compensation	—	—	—	—	131,311	—	—	131,311
Other comprehensive loss, net of tax	—	—	—	—	—	(1,624)	—	(1,624)
Net income	—	—	—	—	—	—	43,338	43,338
Balances at June 30, 2026	49,658	$50	5,744	$6	$2,334,513	$165	$(678,006)	$1,656,728
Issuance of common stock under stock plans	320	—	—	—	—	—	—	—
Restricted stock units taxes paid in cash	(10)	—	—	—	(2,069)	—	—	(2,069)
Repurchases of common stock	(1,130)	(1)	1,130	1	(238,854)	—	—	(238,854)
Stock-based compensation	—	—	—	—	129,842	—	—	129,842
Other comprehensive loss, net of tax	—	—	—	—	—	(1,031)	—	(1,031)
Net income	—	—	—	—	—	—	82,971	82,971
Balances at September 30, 2026	48,838	$49	6,874	$7	$2,223,432	$(866)	$(595,035)	$1,627,587

	Common Stock, $0.001 Par Value		Treasury Stock, $0.001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	$	Shares	$	Capital	Income (Loss)	Deficit	Total
Balances at December 31, 2024	51,767	$52	900	$—	$2,713,697	$(5,654)	$(799,809)	1,908,286
Issuance of common stock under stock plans	335	—	(2)	—	3,088	—	—	3,088
Restricted stock units taxes paid in cash	(12)	—	—	—	(9,070)	—	—	(9,070)
Conversion of the 2025 Notes	192	—	—	—	(767)	—	—	(767)
Stock-based compensation	—	—	—	—	121,806	—	—	121,806
Other comprehensive income, net of tax	—	—	—	—	—	2,994	—	2,994
Net loss	—	—	—	—	—	—	(21,793)	(21,793)
Balances at March 31, 2025	52,282	$52	898	$—	$2,828,754	$(2,660)	$(821,602)	$2,004,544
Issuance of common stock under stock plans	327	—	—	—	35,642	—	—	35,642
Restricted stock units taxes paid in cash	(8)	—	—	—	(4,744)	—	—	(4,744)
Conversion of the 2025 Notes	699	1	—	—	(283)	—	—	(282)
Settlement of Capped Call Options	(382)	—	382	1	—	—	—	1
Repurchases of common stock	(217)	—	217	—	(125,004)	—	—	(125,004)
Stock-based compensation	—	—	—	—	150,069	—	—	150,069
Other comprehensive income, net of tax	—	—	—	—	—	8,088	—	8,088
Net loss	—	—	—	—	—	—	(3,258)	(3,258)
Balances at June 30, 2025	52,701	$53	1,497	$1	$2,884,434	$5,428	$(824,860)	$2,065,056
Issuance of common stock under stock plans	304	—	—	—	8,760	—	—	8,760
Restricted stock units taxes paid in cash	(8)	—	—	—	(4,362)	—	—	(4,362)
Repurchases of common stock	(780)	(1)	780	1	(375,015)	—	—	(375,015)
Stock-based compensation	—	—	—	—	144,488	—	—	144,488
Other comprehensive income, net of tax	—	—	—	—	—	379	—	379
Net income	—	—	—	—	—	—	16,536	16,536
Balances at September 30, 2025	52,217	$52	2,277	$2	$2,658,305	$5,807	$(808,324)	$1,855,842

The accompanying notes are an integral part of the consolidated financial statements.

HubSpot, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended September 30,
	2026	2025
Operating Activities:
Net income (loss)	$158,863	$(8,515)
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities, net of acquisitions
Depreciation and amortization	130,813	97,726
Stock-based compensation	371,347	395,754
Gain on strategic investments	(11,173)	(1,986)
Impairment of strategic investments	3,408	3,675
Benefit from deferred income taxes	(51)	(270)
Amortization of debt discount and issuance costs	414	577
Accretion of bond discount	(10,720)	(33,422)
Unrealized currency translation	2,184	(1,835)
Changes in assets and liabilities
Accounts receivable	46,990	35,810
Prepaid expenses and other assets	(61,557)	(37,209)
Deferred commission expense	(49,283)	(73,153)
Right-of-use assets	20,499	19,321
Accounts payable	18,031	20,131
Accrued expenses and other liabilities	40,303	61,617
Operating lease liabilities	(36,631)	(26,301)
Deferred revenue	36,170	61,367
Net cash and cash equivalents provided by operating activities	659,607	513,287
Investing Activities:
Purchases of investments	(358,691)	(1,184,999)
Maturities of investments	1,136,541	1,885,937
Purchases of property and equipment	(51,095)	(39,715)
Purchases of strategic investments	(17,582)	(27,747)
Purchases of intangible assets	(21,761)	(279)
Capitalization of software development costs	(112,994)	(100,355)
Business acquisitions, net of cash acquired	(36,185)	(71,471)
Net cash and cash equivalents provided by investing activities	538,233	461,371
Financing Activities:
Employee taxes paid related to the net share settlement of stock-based awards	(7,482)	(18,176)
Payment of debt issuance costs	(2,620)	—
Repayment of 2025 Convertible Notes	—	(459,811)
Proceeds related to the issuance of common stock under stock plans	33,799	62,717
Repurchases of common stock	(973,690)	(485,273)
Net cash and cash equivalents used in financing activities	(949,993)	(900,543)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8,747)	26,220
Net increase in cash, cash equivalents and restricted cash	239,100	100,335
Cash, cash equivalents and restricted cash, beginning of period	884,945	516,720
Cash, cash equivalents and restricted cash, end of period	$1,124,045	$617,055
Supplemental cash flow disclosure:
Cash paid for income taxes	$21,405	$14,552
Cash paid for interest	$475	$422
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$1,276
Non-cash investing and financing activities:
Excise tax liability accrued for common stock repurchased	$7,481	$—
Repurchases of common stock in accrued expenses	$6,380	$14,746
Capital expenditures incurred but not yet paid	$2,396	$2,767
Settlement of Capped Call Options related to the 2025 Convertible Notes	$—	$50,600

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

Deferred Revenue and Deferred Commission Expense

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue. $582.5 million of revenue was recognized during the three months ended September 30, 2026 that was included in deferred revenue at the beginning of the period. $936.0 million of revenue was recognized during the nine months ended September 30, 2026 that was included in deferred revenue at the beginning of the period. As of September 30, 2026, approximately $1.8 billion of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year. The Company expects to recognize revenue on approximately 90% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

Additional contract liabilities of $8.9 million and $5.9 million were included in accrued expenses and other current liabilities on the consolidated balance sheet as of September 30, 2026 and December 31, 2025.

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

Deferred commission expense during the three months ended September 30, 2026 increased by $11.6 million as a result of deferring incremental costs of obtaining a contract of $84.8 million and was offset by amortization of $73.2 million during the same period. Deferred commission expense during the nine months ended September 30, 2026 increased by $46.3 million as a result of deferring incremental costs of obtaining a contract of $259.1 million and was offset by amortization of $212.8 million during the same period.

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

A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$82,971	$16,536	$158,863	$(8,515)
Weighted-average common shares outstanding — basic	49,472	52,507	50,833	52,454
Dilutive effect of share equivalents resulting from stock options, RSUs, ESPP, PSUs, and the Conversion Options	63	164	52	—
Weighted-average common shares, outstanding — diluted	49,535	52,671	50,885	52,454
Net income (loss) per share, basic	$1.68	$0.31	$3.13	$(0.16)
Net income (loss) per share, diluted	$1.67	$0.31	$3.12	$(0.16)

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

Since the Company incurred a net loss for the nine months ended September 30, 2025, diluted net loss per share is the same as basic net loss per share. All of the Company’s outstanding stock options, RSUs, PSUs, and shares issuable under the ESPP were excluded in the calculation of diluted net loss per share as the effect would be anti-dilutive.

The weighted-average number of shares outstanding used in the computation of diluted net income (loss) per share does not include the effect of the following potentially dilutive common stock, as the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Options to purchase common shares	93	20	94	195
RSUs and PSUs	2,525	1,299	2,177	1,545
ESPP	114	76	131	76

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at September 30, 2026 and December 31, 2025:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$464,346	$—	$—	$464,346
Corporate bonds	—	148,004	—	148,004
U.S. Government agency securities	—	24,187	—	24,187
U.S. Treasury securities	—	16,970	—	16,970
Strategic investments	12,509	—	15,179	27,688
Restricted cash:
Money market funds	—	2,703	—	2,703
Prepaid expenses and other current assets:
Foreign currency derivative assets	—	672	—	672
Total assets	$476,855	$192,536	$15,179	$684,570

Accrued expenses and other current liabilities:
Foreign currency derivative liabilities	$—	$713	$—	$713
Total liabilities	$—	$713	$—	$713

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents and investments:
Money market funds	$191,494	$—	$—	$191,494
Corporate bonds	—	253,765	—	253,765
U.S. Government agency securities	—	45,710	—	45,710
U.S. Treasury securities	—	658,739	—	658,739
Strategic investments	—	—	19,076	19,076
Restricted cash:
Money market funds	—	2,703	—	2,703
Prepaid expenses and other current assets:
Foreign currency derivative assets	—	240	—	240
Total assets	$191,494	$961,157	$19,076	$1,171,727

Accrued expenses and other current liabilities:
Foreign currency derivative liabilities	$—	$381	$—	$381
Total liabilities	$—	$381	$—	$381

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. Certain marketable strategic investments are measured at fair value on a recurring basis using quoted prices in active markets and are therefore classified as Level 1. Changes in the fair value of these investments are recognized in other income (expense) in the consolidated statements of operations. At September 30, 2026 and December 31, 2025, Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. Certain non-marketable strategic investments measured at fair value on a non-recurring basis are classified as Level 3 as their fair value measurements may include a combination of observable and unobservable inputs.

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

Restricted cash is comprised of money market funds related to landlord guarantees for leased facilities. These restricted cash balances have been excluded from the Company's cash and cash equivalents balance in its consolidated balance sheets.

5. Investments

Available-for-sale Investments

The following tables summarize the composition of the Company's short- and long-term investments at September 30, 2026 and December 31, 2025.

	September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Corporate bonds	$148,437	$8	$(441)	$148,004
U.S. Government agency securities	24,294	—	(107)	24,187
U.S. Treasury securities	17,033	—	(63)	16,970
Total	$189,764	$8	$(611)	$189,161

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Corporate bonds	$252,863	$903	$(1)	$253,765
U.S. Government agency securities	45,649	64	(3)	45,710
U.S. Treasury securities	658,387	352	—	658,739
Total	$956,899	$1,319	$(4)	$958,214

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

If neither of the above criteria is met, the Company further assesses whether the decline in fair value below amortized cost is due to credit or non-credit-related factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, credit ratings, the financial health of the industry and sector of the issuer, the overall risk profile of the securities, overall macroeconomic conditions, and more. Any credit-related unrealized losses are recognized as an allowance on the consolidated balance sheets with a corresponding charge in other income (expense) in the consolidated statements of operations. Non-credit-related unrealized losses and unrealized gains on available-for-sale debt securities are included in accumulated other comprehensive income (loss). In considering the underlying risk of its portfolio, the Company notes that it has a zero-loss expectation for U.S. treasury and U.S. government agency securities, which represents the majority of its debt investment available-for-sale securities portfolio. As of September 30, 2026 and December 31, 2025, no allowance for credit losses in investments was recorded.

The contractual maturities of short-term and long-term investments held at September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026		December 31, 2025
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
	(in thousands)		(in thousands)
Due within one year	$175,835	$175,414	$820,831	$821,552
Due after 1 year through 2 years	13,929	13,747	136,068	136,662
Total	$189,764	$189,161	$956,899	$958,214

Strategic Investments

The Company holds strategic investments in non-marketable equity securities of privately held companies and equity securities of publicly traded companies. These investments are included in other assets on the consolidated balance sheets.

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

The Company has certain other strategic investments that do not qualify for the measurement alternative method, consisting of non-marketable investments and equity investments with readily determinable fair values. These investments are carried at fair value, with any gains and losses recorded in other income (expense) in the consolidated statement of operations.

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

The carrying values of the Company’s strategic investments broken down by category are as follows:

	September 30, 2026	December 31, 2025
	(in thousands)
Measurement alternative method	$107,349	$89,737
Fair value	27,688	19,076
Equity method	13,374	14,251
Total	$148,411	$123,064

The following table summarizes the activity associated with the Company’s strategic investments, which is reported on the Company’s consolidated statement of operations as other income (expense):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Strategic investments:
Gains	$10,604	$117	$11,173	$1,986
Impairments	(393)	(2,075)	(3,408)	(3,675)
Total included in other income (expense)	$10,211	$(1,958)	$7,765	$(1,689)

6. Derivatives

Cash flow hedges

The Company enters into foreign currency forward contracts to reduce the risk of variability in future cash flow due to foreign currency exchange rate fluctuation from certain forecasted revenue transactions billed in currencies other than the U.S. Dollar. These transactions are designated as cash flow hedges. The foreign currency forward contracts have maturities of 12 months or less. Hedge effectiveness is assessed at inception and at each reporting period utilizing statistical regression analysis. The Company is subject to master netting arrangements with certain counterparties of the contracts, under which the Company is allowed to net settle transactions of the same currency. The Company's policy is to present the derivatives on a gross basis on the consolidated balance sheets. Unrealized foreign exchange gains or losses related to those designated cash flow hedge contracts are recorded in accumulated other comprehensive income (“AOCI”) and are reclassified into revenues in the same periods when the hedged transactions are recognized in earnings. Cash flows from the settlement of these forward contracts are classified as operating activities on the consolidated statements of cash flows. As of September 30, 2026, the Company had designated cash flow hedge forward contracts with notional amounts equivalent to $44.2 million.

Balance sheet hedges

The Company enters into foreign currency forward contracts to hedge certain non-functional currency denominated monetary assets or liabilities, which are not designated as cash flow hedges. These contracts have maturities of 12 months or less. Changes in the value of the foreign exchange contracts are recognized in other income (expense), net and are designed to offset the foreign exchange gain or loss on the underlying net monetary assets or liabilities. Cash flows from the settlement of these forward contracts are classified as operating activities on the consolidated statements of cash flows. As of September 30, 2026, the Company had non-designated forward contracts with notional amounts of $43.3 million.

The following summarizes the fair value of derivative financial instruments as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(in thousands)
Prepaid expenses and other current assets
Cash flow hedges	$—	$240
Balance sheet hedges	672	—
Total	$672	$240

Accrued expenses and other current liabilities
Cash flow hedges	$699	$83
Balance sheet hedges	14	$298
Total	$713	$381

The following table presents the activity of foreign currency forward contracts designated as hedging instruments and the impact of these derivatives on AOCI:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Beginning accumulated other comprehensive (income) loss at January 1	$(529)	$921
Net losses (income) recognized in other comprehensive income, net of tax	1,593	(1,605)
Net income (losses) reclassified from AOCI to earnings	(124)	(397)
Ending accumulated other comprehensive (income) loss at September 30	$940	$(1,081)

The effect of hedges on the consolidated statements of operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Income (loss) reclassified from AOCI related to cash flow hedges
Revenue	$(311)	$162	$(124)	$(397)

Gains related to non-designated hedges
Other income (expense), net	$(54)	$428	$(466)	$2,401

As of September 30, 2026, the estimated net amount expected to be reclassified out of AOCI into earnings over the next 12 months is not material.

7. Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows for the nine months ended September 30, 2026 and 2025.

	September 30, 2026	September 30, 2025	December 31, 2025
	(in thousands)
Cash and cash equivalents	$1,121,342	$614,352	$882,242
Restricted cash, included in prepaid expenses and other current assets and other assets	2,703	2,703	2,703
Total cash, cash equivalents, and restricted cash	$1,124,045	$617,055	$884,945

8. Property and Equipment

Property and equipment consists of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Computer equipment and purchased software	$20,301	$19,520
Employee related computer equipment	49,518	47,408
Furniture and fixtures	19,801	20,246
Leasehold improvements	126,855	124,067
Internal-use software	123,454	100,901
Construction in progress	15,887	5,582
Total property and equipment	355,816	317,724
Less accumulated depreciation	(195,701)	(175,855)
Property and equipment, net	$160,115	$141,869

Depreciation and amortization expense on property and equipment was $11.3 million for the three months ended September 30, 2026, $30.5 million for the nine months ended September 30, 2026, $8.7 million for the three months ended September 30, 2025, and $24.8 million for the nine months ended September 30, 2025.

9. Capitalized Software Development Costs

Capitalized software development costs, exclusive of those recorded within property and equipment, consisted of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Gross capitalized software development costs	$669,619	$537,849
Accumulated amortization	(425,229)	(324,055)
Capitalized software development costs, net	$244,390	$213,794

These capitalized software development costs are associated with software developed for the Company's customer platform. Capitalized software development costs recorded within property and equipment are associated with software developed for Company use.

Amortization of capitalized software development costs, exclusive of costs recorded within property and equipment, was $39.4 million for the three months ended September 30, 2026, $115.1 million for the nine months ended September 30, 2026, $33.2 million for the three months ended September 30, 2025, and $88.8 million for the nine months ended September 30, 2025. Amortization expense is included in cost of subscription revenue and cost of professional services and other revenue in the consolidated statement of operations.

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

During 2025, prior to maturity, upon the election of holders to convert, the Company settled $233.4 million of principal balance of the 2025 Notes in cash and issued 0.5 million shares for the conversion premium in excess of the principal amount. In June 2025, upon the maturity of the 2025 Notes, the Company paid $225.6 million to satisfy the remaining aggregate principal amount due and issued 0.4 million shares for the conversion premium in excess of the principal amount.

The Company recognized interest expense of $0.9 million in the nine months ended September 30, 2025.

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

Borrowings under the facility have a variable interest rate whereby the Company can elect to use a Base Rate Loan or Secured Overnight Financing Rate (“SOFR”), plus an applicable margin. The Base Rate Loan bears interest (at the highest of (i) the federal funds rate plus 0.50%, (ii) the Bank of America prime rate, or (iii) one-month Term SOFR plus 1.00%, all subject to a 1.00% floor. The applicable margin is between 0.125% to 0.875% for the Base Rate Loan and 1.125% to 1.875% for Term SOFR. The facility is also subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate between 0.125% and 0.300% per annum on the daily undrawn balance. As of September 30, 2026, there were no outstanding borrowings under this Revolving Credit Agreement.

The Company's obligations under the Revolving Credit Agreement are secured by substantially all of the Company's assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, and, during periods when the Company does not maintain investment-grade credit ratings, a financial covenant that is tested quarterly and requires the Company to maintain a certain consolidated leverage ratio, and customary events of default. As of September 30, 2026, the Company was in compliance with all financial covenants under the Revolving Credit Agreement.

11. Leases

The Company leases office facilities under non-cancelable operating leases that expire at various dates through February 2035.

Operating lease expense and cash payments related to operating lease liabilities for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Operating lease expense	$10,627	$10,530	$31,604	$30,856
Cash payments	$15,175	$11,526	$43,479	$35,166

The Company subleases some of its unused spaces to third parties. Operating sublease income generated under all operating lease agreements for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Operating sublease income	$1,485	$1,867	$4,834	$5,196

12. Commitments and Contingencies

Contractual Obligations

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through February 2035. Certain leases contain optional termination dates. The table below only includes payments up to the optional termination date. If the Company were to extend leases beyond the optional termination date, the future commitments would increase by approximately $88.0 million.

Future minimum payments under all operating lease agreements as of September 30, 2026 are as follows:

(in thousands)
Remainder of 2026	$14,075
2027	53,281
2028	37,598
2029	36,583
2030	35,465
Thereafter	95,598
Total	$272,600

The Company has entered into certain non-cancelable vendor commitments, which require the future purchase of goods or services. Future minimum payments under all non-cancelable vendor commitments as of September 30, 2026 are as follows:

(in thousands)
Remainder of 2026	$29,881
2027	257,782
2028	14,679
2029	2,602
2030	—
Thereafter	—
Total	$304,944

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

13. Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), which is reported as a component of stockholders’ equity, for the nine months ended September 30, 2026 and 2025.

	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Investments	Unrealized Gain (Loss) on Derivative Instruments	Total
	(in thousands)
Beginning balance at January 1, 2026	$3,426	$1,289	$529	$5,244
Other comprehensive income (loss) before reclassifications	(2,725)	(1,916)	(1,593)	(6,234)
Amounts reclassified from accumulated other comprehensive income, net of tax, to revenue	—	—	124	124
Ending balance at September 30, 2026	$701	$(627)	$(940)	$(866)

	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Investments	Unrealized Gain (Loss) on Derivative Instruments	Total
	(in thousands)
Beginning balance at January 1, 2025	$(5,928)	$1,195	$(921)	$(5,654)
Other comprehensive income (loss) before reclassifications	9,223	236	1,605	11,064
Amounts reclassified from accumulated other comprehensive income, net of tax, to revenue	—	—	397	397
Ending balance at September 30, 2025	$3,295	$1,431	$1,081	$5,807

14. Stockholders' Equity and Stock-Based Compensation Expense

Stock-Based Compensation

The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Options	$382	$1,070	$1,086	$3,578
RSUs	121,876	126,370	349,730	360,799
PSUs	1,961	6,264	9,649	18,468
Employee stock purchase plan	2,902	4,382	10,882	12,909
Total stock-based compensation expense	$127,121	$138,086	$371,347	$395,754

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Cost of revenue, subscription	$11,155	$9,265	$33,333	$25,152
Cost of revenue, professional services and other	694	1,133	2,029	3,113
Research and development	59,142	68,158	173,633	195,762
Sales and marketing	34,726	36,539	100,384	104,731
General and administrative	21,404	22,991	61,968	66,996
Total stock-based compensation expense	$127,121	$138,086	$371,347	$395,754

Capitalized software development costs excluded from stock-based compensation expense were $15.0 million for the three months ended September 30, 2026, $42.5 million for the nine months ended September 30, 2026, $15.3 million for the three months ended September 30, 2025, and $44.2 million for the nine months ended September 30, 2025.

Share Repurchase Programs

In May 2025, the Company’s Board of Directors authorized a share repurchase program for up to $500 million of the Company’s common stock over a period of up to 12 months (the “2025 Share Repurchase Program”). In February 2026, the Board authorized an additional program of up to $1.0 billion over a period of up to 24 months (the “February 2026 Share Repurchase Program”) and in August 2026, the Board authorized a further program of up to $1.0 billion over a period of up to 24 months (the “August 2026 Share Repurchase Program” and, together with the 2025 Share Repurchase Program and February 2026 Share Repurchase Program, the “Share Repurchase Programs”). The authorized amounts are exclusive of any transaction costs related to the repurchases.

Repurchases under the Share Repurchase Programs may be made under a variety of methods, including privately negotiated or open market trades, or pursuant to 10b5-1 plans. The Share Repurchase Programs do not obligate the Company to acquire a specified number of shares, and may be suspended, modified, or terminated at any time and will be funded using the Company's cash and cash equivalent and investment balances. Consideration paid for the shares repurchased is recorded as a reduction to stockholders’ equity on the consolidated balance sheets.

The following table summarizes the stock repurchase activity under the Share Repurchase Programs (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Number of shares repurchased	1,130	780	4,597	997
Average stock price per share	$209.91	$480.72	$213.18	$501.67
Aggregate repurchase amount	$237,189	$375,000	$980,069	$500,000

As of September 30, 2026, $1.0 billion remained available for future stock repurchases under the Share Repurchase Programs.

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

Geographic information

Revenues by geographical region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Americas	$556,758	$476,957	$1,606,945	$1,372,742
Europe	309,812	267,871	903,494	731,468
Asia Pacific	80,995	64,690	229,862	180,310
Total	$947,565	$809,518	$2,740,301	$2,284,520
Percentage of revenues generated outside of the Americas	41%	41%	41%	40%

Revenues from customers outside the United States	49%	49%	49%	48%
Revenues of Americas attributed to the United States	96%	96%	96%	96%
Revenues of Europe attributed to Ireland	46%	50%	47%	51%

Total long-lived assets by geographical region:

	September 30, 2026	December 31, 2025
	(in thousands)
Americas	$252,911	$238,095
Europe	79,542	95,798
Asia Pacific	6,481	8,797
Total long-lived assets	$338,934	$342,690
Percentage of long-lived assets held outside of the Americas	25%	31%

Long-lived assets of Americas attributed to the United States	98%	97%
Long-lived assets of Europe attributed to Ireland	83%	82%

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

17. Subsequent Event

Restructuring Plan

On October 1, 2026, the Board of Directors authorized a restructuring plan (the “2026 Restructuring Plan”) that resulted in the elimination of certain roles, impacting approximately 7% of the Company’s workforce. As the Company has evolved its strategy to have a deeper focus on delivering customer outcomes, it must also change how it organizes and operates. The 2026 Restructuring Plan is designed to create a flatter, faster organization aligned to that strategy, with the resources to invest in the biggest opportunities that support the Company’s long-term growth and profitability objectives.

The Company estimates that it will incur charges of approximately $65 million to $75 million in connection with the 2026 Restructuring Plan, consisting primarily of future cash expenditures related to severance, notice period, employee transition and benefits payments. The Company expects to recognize the majority of these charges in the fourth quarter of fiscal year 2026. The Company expects the role eliminations to be substantially complete by the end of the first quarter of fiscal year 2027, subject to local law and consultation requirements, and substantially all related cash payments to be made by June 30, 2027.

Share Repurchase Programs

Between September 30, 2026 and the date of filing this Form 10-Q, the Company purchased 0.2 million shares of its common stock under the Share Repurchase Programs at an average price of $224.46 per share, for an aggregate repurchase amount of $55.8 million. As of the date of filing this report, $964.1 million remained available for future stock repurchases under the Share Repurchase Programs.

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

AI is integrated throughout our agentic customer platform, including our Smart CRM, engagement Hubs, and the connected ecosystem. Our engagement Hubs that enable companies to attract, engage, and delight customers throughout the customer lifecycle include Marketing, Sales, Service, Operations, Content and Revenue. The Smart CRM is the foundational context layer that combines customer data with AI to power the entire customer platform with unified customer profiles and tools to manage and govern their teams and business processes. Our customer platform features a central database of lead and customer interactions and integrated applications designed to help businesses build their presence online, attract prospects across channels, convert prospects into leads, close leads into customers, transact with those customers, and delight them so they become promoters of those businesses. We recently launched YouSpot, a new AI-native personal CRM for individual professionals that unifies a user’s contacts, email, calendar, and notes and lets them search that information in plain language.

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

We focus on selling to mid-market business-to-business, or B2B, companies, which we define as companies that have between 2 and 2,000 employees. While our customer platform was built to grow with any company, we focus on selling to mid-market businesses because we believe we have significant competitive advantages attracting and serving this market segment. These mid-market businesses seek an integrated, easy-to-implement and easy-to-use solution to reach customers and compete with organizations that have larger marketing, sales, and customer service budgets. We efficiently reach these businesses at scale through our traditional and AI-enhanced engagement strategies, our Solutions Partners, and our “freemium” model. AI-enhanced engagement strategies leverage AI to personalize, automate, and optimize how businesses attract, engage, and retain customers across channels and throughout the customer lifecycle. A Solutions Partner is a service provider that helps businesses with strategy, execution, and implementation of go-to-market activities and technology solutions. Our freemium model attracts customers who begin using our customer platform through our free products and then upgrade to our paid products. As of September 30, 2026, we had 311,704 Customers of varying sizes in more than 135 countries, representing many industries. Beginning in the third quarter of 2026, Customers included Customers of YouSpot with a YouSpot Pro paid subscription.

We derive most of our revenue from subscriptions to our cloud-based customer platform and related professional services, which consist of customer on-boarding, training and consulting services. Subscription revenue accounted for 98% of our total revenue for the nine months ended September 30, 2026 and 2025. We sell multiple product plans at different base prices on a subscription basis, each of which includes our Smart CRM and integrated applications to meet the needs of the various customers we serve. Customers pay additional fees if the number of contacts stored and tracked in the customer’s database exceeds specified thresholds. We also generate revenue through customer usage of our credits-based products and through the purchase of additional subscriptions, products and seats. Most of our Customers’ subscriptions are one year or less in duration.

Subscriptions are billed in advance on various schedules. Because the mix of billing terms for orders can vary from period to period, the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. Accordingly, we do not believe that change in deferred revenue is an accurate indicator of future revenue.

Many of our customers purchase on-boarding, training, and consulting services, which are designed to help customers enhance their ability to attract, engage and delight their customers using our customer platform. Professional services and other revenue also include Payments, our end-to-end payment solution, as well as our Stripe payment processing integration, both built within Revenue Hub. Professional services and other revenue accounted for 2% of total revenue for the nine months ended September 30, 2026 and 2025.

We have focused on rapidly growing our business and plan to continue to make investments to help us address some of the challenges facing us to support this growth, such as demand for our customer platform by existing and new customers, significant competition from other customer platform providers and related applications and rapid technological changes in our industry. See “Business Trends” below.

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

Business Trends

Beginning in the second quarter of 2026, we have experienced headwinds to demand due to the rapid evolution of how AI is changing the way customers discover, evaluate and purchase software solutions. This shift has increased budget scrutiny from customers, including longer sales and approval cycles with larger buying committees among larger customers and greater price sensitivity and budget optimization among smaller customers. We have made deliberate changes to our product, pricing and go-to-market approach, including free trials of our AI agents and pricing tied to the value customers receive, which we believe are the right long-term decisions for our business. However, these changes have contributed to extended customer buying cycles and adversely affected our revenue growth in the near term. These demand headwinds intensified during the third quarter of 2026, and we expect these dynamics to continue to adversely affect our results of operations.

Key Business Metrics

We monitor certain key business metrics presented in our Annual Report on Form 10-K or in our press releases announcing our financial results which are furnished on Form 8-K. We use these key business metrics to evaluate our business, measure our performance, identify trends affecting our business and results of operations, formulate financial projections and make strategic decisions. These key business metrics may be calculated in a manner different from similar key business metrics used by other companies.

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

Net Revenue Retention. We believe that our ability to retain and expand a customer relationship is an indicator of the stability of our revenue base and the long-term value of our Customers. Net Revenue Retention is a measure of the percentage of recurring revenue retained from Customers over a given period of time. Our Net Revenue Retention for a given period is calculated by first dividing Retained Subscription Revenue by Retention Base Revenue in the given period, calculating the weighted average of these rates using the Retention Base Revenue for the period, and then annualizing the resulting rates. A definition of each of the key terms used to calculate Net Revenue Retention is included below. Beginning in the first quarter of 2026, we revised these calculations to include the impact of commissions owed to our Solutions Partners, aligning them with revenue recognition, and updated the fixed foreign currency exchange rates used to convert these inputs into USD. Foreign currency exchange rates will be refreshed annually going forward.

Retained Subscription Revenue. Contractual Monthly Subscription Revenue of the same cohort of Customers as those that comprise the Retention Base Revenue at the end of the same month.

Retention Base Revenue. Contractual Monthly Subscription Revenue of our Customers as of the beginning of each month.

Contractual Monthly Subscription Revenue. The subscription fees contractually committed to be paid for a full month under our Customer agreements, including commissions owed to Solutions Partners, converted into USD at fixed rates.

Key Components of Consolidated Statements of Operations

Revenue

We derive our revenue from two major sources, revenue from subscriptions to our customer platform and professional services and other revenue consisting mainly of on-boarding, training, consulting services fees, and Payments.

Subscription-based revenue is derived from customers using our customer platform for their marketing, sales, service, data, and content management needs. We sell multiple product plans at different base prices on a subscription basis, each of which includes our Smart CRM and integrated applications to meet the needs of the various customers we serve. All subscription fees that are billed in advance of service are recorded in deferred revenue. Subscription based revenue is recognized net of consideration paid to Solutions Partners when those Solutions Partners purchase the subscription to our customer platform. We also generate revenue through usage, including HubSpot Credits, which are consumed when customers use our AI agent products across our customer platform, and other credits-based offerings. Usage fees that are billed in advance of consumption are recorded in deferred revenue.

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

Research and Development

Research and development expenses consist primarily of personnel costs of our development team, including salaries, benefits, bonuses, stock-based compensation expense, professional and contractor fees and allocated overhead costs, which include facilities costs, depreciation of fixed assets, and costs related to information technology. We capitalize certain software development costs that are attributable to developing new products and adding incremental functionality to our customer platform and amortize such costs as cost of subscription and cost of professional services and other revenue over the estimated life of the new product or incremental functionality, which is generally two years. We also capitalize certain development costs that are attributable to developing our internally developed software platforms and amortize such costs throughout the consolidated statement of operations over the estimated life of our internally developed software platforms, which is generally five years. We focus our research and development efforts on improving our products and developing new ones, delivering new functionality and enhancing the customer experience. We believe delivering new functionality for our customers is an integral part of our solution and provides our customers with access to a broad array of options and information critical to their marketing, sales, and customer service efforts. We expect to continue to make investments in and expand our offerings to enhance our customers’ experience and satisfaction and attract new customers. Over time, we expect research and development expenses to increase in absolute dollars as we continue to increase the functionality of our customer platform and decline as a percentage of total revenue.

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

General and Administrative

General and administrative expenses consist of personnel costs and related expenses for executive, finance, legal, human resources, employee-related information technology, administrative personnel, including salaries, benefits, bonuses, stock-based compensation expense, professional fees for external legal, accounting and other consulting services, and allocated overhead costs, which include facilities costs, depreciation of fixed assets, and costs related to information technology. We expect that general and administrative expenses will increase on an absolute dollar basis as we incur the costs of compliance associated with being a publicly traded company, and remain relatively consistent as a percentage of total revenue, as we focus on processes, systems and controls to enable our internal support functions to scale with the growth of our business.

Restructuring

Restructuring expenses primarily consist of variable lease costs related to properties vacated under our 2023 Restructuring Plan (as defined herein). On January 25, 2023, our Board of Directors authorized a restructuring plan (the “2023 Restructuring Plan”) that was designed to reduce operating costs and enable investment in key opportunities for long-term growth while driving continued profitability. The 2023 Restructuring Plan included a reduction of our workforce by approximately 7% and a global lease consolidation to create higher density across our workspaces. Future variable facilities related costs for vacated properties will continue to be recorded to restructuring charges.

Other Income (Expense)

Interest income primarily consists of interest earned on invested cash and cash equivalents balances and investments. Interest expense primarily consists of amortization of issuance costs and contractual interest expense related to our 2025 Notes and Revolving Credit Facility. Other income (expense), net primarily consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities and any gains, losses on, or impairments of our strategic investments.

Income Tax Expense

Income tax expense consists of current and deferred taxes for U.S. and foreign jurisdictions.

Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Revenues:
Subscription	$930,242	$791,678	$2,686,531	$2,234,937
Professional services and other	17,323	17,840	53,770	49,583
Total revenue	947,565	809,518	2,740,301	2,284,520
Cost of revenues:
Subscription	149,979	117,025	424,661	323,925
Professional services and other	14,701	16,493	46,592	46,861
Total cost of revenues	164,680	133,518	471,253	370,786
Gross profit	782,885	676,000	2,269,048	1,913,734
Operating expenses:
Research and development	223,281	227,714	683,296	685,151
Sales and marketing	401,607	355,268	1,185,746	1,021,844
General and administrative	85,109	80,747	253,686	244,380
Restructuring	996	1,037	3,165	3,222
Total operating expenses	710,993	664,766	2,125,893	1,954,597
Income (loss) from operations	71,892	11,234	143,155	(40,863)
Other income (expense)
Interest income	7,913	14,252	30,209	53,106
Interest expense	(423)	(4)	(1,064)	(876)
Other income (expense), net	10,825	(2,346)	6,768	(3,560)
Total other income	18,315	11,902	35,913	48,670
Income before income tax expense	90,207	23,136	179,068	7,807
Income tax expense	(7,236)	(6,600)	(20,205)	(16,322)
Net income (loss)	$82,971	$16,536	$158,863	$(8,515)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Subscription	98%	98%	98%	98%
Professional services and other	2	2	2	2
Total revenue	100	100	100	100
Cost of revenue:
Subscription	16	14	15	14
Professional services and other	2	2	2	2
Total cost of revenue	17	16	17	16
Gross profit	83	84	83	84
Operating expenses:
Research and development	24	28	25	30
Sales and marketing	42	44	43	45
General and administrative	9	10	9	11
Restructuring	0	0	0	0
Total operating expenses	75	82	78	86
Income (loss) from operations	8	1	5	(2)
Total other income	2	1	1	2
Income before income tax expense	10	3	7	0
Income tax expense	(1)	(1)	(1)	(1)
Net income (loss)	9%	2%	6%	(0)%

Percentages are based on actual values. Totals may not sum due to rounding.

Three and Nine Months Ended September 30, 2026 Compared to the Three and Nine Months Ended September 30, 2025

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenues:
Subscription	$930,242	$791,678	$138,564	18%	$2,686,531	$2,234,937	$451,594	20%
Professional services and other	17,323	17,840	(517)	(3)%	53,770	49,583	4,187	8%
Total revenue	$947,565	$809,518	$138,047	17%	$2,740,301	$2,284,520	$455,781	20%

Three month change

Subscription revenue increased during the three months ended September 30, 2026 compared to the same period in 2025 primarily due to the increase in Customers, which grew from 278,880 as of September 30, 2025 to 311,704 as of September 30, 2026. In addition, Average Subscription Revenue per Customer increased from $11,578 for the three months ended September 30, 2025 to $12,038 for the three months ended September 30, 2026. The growth in Customers was primarily driven by increased demand for our lower-priced Starter products. The increase in Average Subscription Revenue per Customer was primarily driven by continued adoption of our Professional and Enterprise products, partially offset by continued purchases of our lower-priced Starter products.

Professional services and other revenue decreased during the three months ended September 30, 2026 compared to the same period in 2025 due to lower revenue from technical consulting services, partially offset by fees earned from Payments.

Nine month change

Subscription revenue increased during the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to the increase in Customers, which grew from 278,880 as of September 30, 2025 to 311,704 as of September 30, 2026. In addition, Average Subscription Revenue per Customer increased from $11,307 for the nine months ended September 30, 2025 to $11,928 for the nine months ended September 30, 2026. The growth in Customers was primarily driven by increased demand for our lower-priced Starter products. The increase in Average Subscription Revenue per Customer was primarily driven by continued adoption of our Professional and Enterprise products and the impact of foreign currency translation primarily attributable to the decrease in the value of the U.S. Dollar relative to the Euro and British Pound Sterling, partially offset by continued purchases of our lower-priced Starter products.

Professional services and other revenue increased during the nine months ended September 30, 2026 compared to the same period in 2025 primarily driven by fees earned from Payments, partially offset by lower revenue from technical consulting services.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Total cost of revenue	$164,680	$133,518	$31,162	23%	$471,253	$370,786	$100,467	27%
Gross profit	$782,885	$676,000	$106,885	16%	$2,269,048	$1,913,734	$355,314	19%
Gross margin percentage	83%	84%			83%	84%

Total cost of revenue for the three and nine months ended September 30, 2026 increased compared to the same period in 2025 primarily due to an increase in subscription and hosting costs, amortization of capitalized software development costs, amortization of acquired technology, and allocated overhead expenses. Gross margins remained relatively consistent year-over-year.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Subscription cost of revenue	$149,979	$117,025	$32,954	28%	$424,661	$323,925	$100,736	31%
Percentage of subscription revenue	16%	15%			16%	14%

The increase in subscription cost of revenue for the three and nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Subscription and hosting costs	$23,246	$63,996
Amortization of capitalized software development costs	8,089	33,497
Amortization of acquired technology	1,094	1,418
Allocated overhead expenses	525	1,825
	$32,954	$100,736

Three month change

Subscription and hosting costs increased primarily due to growth in our Customer base from 278,880 as of September 30, 2025 to 311,704 as of September 30, 2026. We also incurred higher subscription and hosting costs to support increased usage of our customer platform, including growth in usage of AI features, and continued investments to expand AI functionality. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continued to develop new products and enhance functionality. Amortization of acquired technology increased due to the amortization of acquired technology associated with our business acquisitions in 2026. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business.

Nine month change

Subscription and hosting costs increased primarily due to growth in our Customer base from 278,880 as of September 30, 2025 to 311,704 as of September 30, 2026. We also incurred higher subscription and hosting costs to support increased usage of our customer platform, including growth in usage of AI features, and continued investments to expand AI functionality. Amortization of capitalized software development costs increased due to the increased number of developers working on our software platform as we continued to develop new products and enhance functionality. Amortization of acquired technology increased due to the amortization of acquired technology associated with our business acquisitions in 2026. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Professional services and other cost of revenue	$14,701	$16,493	$(1,792)	(11)%	$46,592	$46,861	$(269)	(1)%
Percentage of professional services and other revenue	85%	92%			87%	95%

The changes in professional services and other cost of revenue for three and nine months ended September 30, 2026 compared to the same periods in 2025 were primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Revenue Hub Payment processing fees	$186	$3,164
Professional Fees	190	1,735
Allocated overhead expenses	(591)	(1,299)
Employee-related costs	(1,577)	(3,869)
	$(1,792)	$(269)

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

Nine month change

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

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Research and development	$223,281	$227,714	$(4,433)	(2)%	$683,296	$685,151	$(1,855)	(0)%
Percentage of total revenue	24%	28%			25%	30%

The changes in research and development expense for the three and nine months ended September 30, 2026 compared to the same periods in 2025 were primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Software and services	$9,332	$23,269
Employee-related costs	(13,765)	(25,124)
	$(4,433)	$(1,855)

Three month change

Software and services expense increased due to an increase in the use of AI tools. Employee-related costs decreased primarily due to lower expense associated with our share-based payment awards.

Nine month change

Software and services expense increased due to an increase in the use of AI tools. Employee-related costs decreased primarily due to lower expense associated with our share-based payment awards.

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Sales and marketing	$401,607	$355,268	$46,339	13%	$1,185,746	$1,021,844	$163,902	16%
Percentage of total revenue	42%	44%			43%	45%

The changes in sales and marketing expense for the three and nine months ended September 30, 2026 compared to the same periods in 2025 were primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Employee-related costs	$30,034	$119,798
Solutions Partner commissions	5,508	8,246
Software and services	4,149	9,720
Marketing programs	2,420	12,614
Allocated overhead expenses	3,907	8,219
Professional fees	321	5,305
	$46,339	$163,902

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

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
General and administrative	$85,109	$80,747	$4,362	5%	$253,686	$244,380	$9,306	4%
Percentage of total revenue	9%	10%			9%	11%

The changes in general and administrative expense for the three and nine months ended September 30, 2026 compared to the same periods in 2025 were primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Software and services	$2,428	2,370
Professional fees	2,350	5,651
Allocated overhead expenses	1,441	3,736
Customer credit card fees	1,120	$3,722
Employee-related costs	(2,977)	(6,173)
	$4,362	$9,306

Three month change

Software and services cost increased due to an increase in the use of third party software and AI-enabled tools. Professional fees increased primarily due to increase in the use of third-party services and contractors. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business. Customer credit card fees increased due to increased customer transactions as we continued to grow our business. Employee-related costs decreased primarily due to lower expense associated with our share-based payment awards.

Nine month change

Software and services cost increased due to an increase in the use of third party software and AI-enabled tools. Professional fees increased primarily due to increase in the use of third-party services and contractors. Allocated overhead expenses increased due to an increase in shared company expenses associated with our systems and infrastructure as we continued to grow our business. Customer credit card fees increased due to increased customer transactions as we continued to grow our business. Employee-related costs decreased primarily due to lower expense associated with our share-based payment awards.

Restructuring

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Restructuring	$996	$1,037	$(41)	(4)%	$3,165	$3,222	$(57)	(2)%
Percentage of total revenue	*	*			*	*

* not meaningful

Restructuring charges in the three and nine months ended September 30, 2026 and 2025 consisted of variable facilities-related costs on unused space under the 2023 Restructuring Plan.

Interest income

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Interest income	$7,913	$14,252	$(6,339)	(44)%	$30,209	$53,106	$(22,897)	(43)%
Percentage of total revenue	1%	2%			1%	2%

The decrease during the three and nine months ended September 30, 2026 is primarily due to lower average investment balances, driven by the use of cash to settle our 2025 Notes and fund our Share Repurchase Programs, and lower yields.

Interest expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Interest expense	$(423)	$(4)	$(419)	*	$(1,064)	$(876)	$(188)	21%
Percentage of total revenue	*	*			*	*

* not meaningful

Three month change

Interest expense increased primarily due to fees incurred on our Revolving Credit Facility in the current period that we did not incur in the prior year period.

Nine month change

Interest expense increased primarily due to fees incurred on our Revolving Credit Facility in the current period that we did not incur in the prior year period.

Other income (expense), net

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Other income (expense), net	$10,825	$(2,346)	$13,171	561%	$6,768	$(3,560)	$10,328	290%
Percentage of total revenue	1%	*			*	*

* not meaningful

The change in other income (expense) during the three and nine months ended September 30, 2026 is primarily due to the following:

	Change
	Three Months	Nine Months
	(in thousands)
Gain on strategic investments	$10,487	$9,187
Impairment of strategic investments	1,682	267
Foreign currency gains and losses	1,002	874
	$13,171	$10,328

Three month change

The increase in gain on strategic investments is due to gains of $10.6 million from observable price changes in the value of certain strategic investments in the third quarter of 2026 compared to $0.1 million in the same period in 2025. The decrease in the impairment of strategic investments is due to an impairment of $0.4 million in the third quarter of 2026 compared to $2.1 million in the same period in 2025. The change in foreign currency gains and losses is primarily attributable to the value of the U.S. Dollar relative to the Euro and British Pound Sterling.

Nine month change

The increase in gain on strategic investments is due to gains of $11.2 million from observable price changes in the value of certain strategic investments in 2026 compared to $2.0 million in the same period in 2025. The decrease in the impairment of strategic investments is due to an impairment of $3.4 million in 2026 compared to $3.7 million in the same period in 2025. The change in foreign currency gains and losses is primarily attributable to the value of the U.S. Dollar relative to the Euro and British Pound Sterling.

Income tax expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Income tax expense	$(7,236)	$(6,600)	$(636)	10%	$(20,205)	$(16,322)	$(3,883)	24%
Effective tax rate	(8)%	(29)%			(11)%	(209)%

Three month change

The increase in income tax expense is primarily from an increase in customer withholding taxes.

Nine month change

The increase in income tax expense is primarily from an increase in profit before tax as we improved operating margins.

We will continue to maintain a full valuation allowance on our U.S federal and state deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. However, given our current and anticipated future earnings, management believes that there is a reasonable possibility that within the foreseeable future, sufficient positive evidence may become available to reach a conclusion that a significant portion of the valuation allowance may no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. The timing and amount of the valuation allowance release could vary based on the level of profitability that we are actually able to achieve.

Liquidity and Capital Resources

Our principal sources of liquidity to date have been cash and cash equivalents, net accounts receivable, our common stock offerings, our convertible notes offerings, and our available Revolving Credit Facility.

The following table shows cash and cash equivalents, working capital, net cash and cash equivalents provided by operating activities, net cash and cash equivalents provided by investing activities, and net cash and cash equivalents used in financing activities for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Cash and cash equivalents	$1,121,342	$614,352
Working capital	524,944	798,350
Net cash and cash equivalents provided by operating activities	659,607	513,287
Net cash and cash equivalents provided by investing activities	538,233	461,371
Net cash and cash equivalents used in financing activities	(949,993)	(900,543)

Our cash and cash equivalents at September 30, 2026 were held for working capital purposes. At September 30, 2026, $349.6 million of our cash and cash equivalents was held in accounts outside the United States. We do not assert indefinite reinvestment of our foreign earnings because these earnings have been subject to United States federal tax. While we have concluded that any incremental tax incurred upon ultimate distribution of these earnings to be immaterial, our current plans do not demonstrate a need to repatriate undistributed earnings to fund our U.S. operations.

Cash from operations could be affected by various risks and uncertainties detailed in the section titled “Risk Factors” included under Part II, Item 1A. However, based on our current business plan and revenue prospects, we believe that our existing cash, cash equivalents and investment balances, and our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months. We expect to make cash payments of approximately $65 million to $75 million in connection with the 2026 Restructuring Plan, substantially all of which we expect to pay by June 30, 2027.

Net Cash and Cash Equivalents Provided by Operating Activities

Net cash and cash equivalents provided by operating activities consist primarily of net income (loss) adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and other non-cash charges, net.

Net cash and cash equivalents provided by operating activities during the nine months ended September 30, 2026 primarily reflected our net income of $158.9 million, $130.8 million of depreciation and amortization, $371.3 million in stock-based compensation, $2.2 million of unrealized currency translation, impairments of strategic investments of $3.4 million, and $0.4 million of amortization of debt discount and issuance costs, offset by non-cash expenses that included $10.7 million accretion of bond discounts, gains on strategic investments of $11.2 million, and $0.1 million of benefit from deferred income taxes. Working capital sources of cash and cash equivalents primarily included a $47.0 million decrease in accounts receivable related to increased collection, $36.2 million increase in deferred revenue primarily resulting from the growth in the number of customers invoiced during the period, $18.0 million increase in accounts payable related to timing of bill payments, $40.3 million increase in accrued expenses and other liabilities, and $20.5 million decrease in right-of-use asset. These sources of cash and cash equivalents were offset by $61.6 million increase in prepaid expenses and other assets, $49.3 million increase in deferred commissions, and $36.6 million decrease in operating lease liabilities.

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

Net Cash and Cash Equivalents Provided by Investing Activities

Our investing activities have consisted primarily of purchases and maturities of investments, purchases of property and equipment, purchases of intangible assets, purchases of strategic investments, capitalization of software development costs, and business acquisitions. Capitalized software development costs are related to new products or improvements to our existing software platform that expand the functionality for our customers.

Net cash and cash equivalents provided by investing activities during the nine months ended September 30, 2026 consisted primarily of $1.1 billion received related to the maturity of investments, offset by $358.7 million purchases of investments, $51.1 million purchases of property and equipment, $17.6 million purchases of strategic investments, $113.0 million of capitalized software development costs, $36.2 million related to business acquisitions, and $21.8 million purchases of intangible assets.

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

For the nine months ended September 30, 2026 cash used in financing activities consisted of $973.7 million used for repurchases of our common stock, $7.5 million used for payment of employee taxes related to the net share settlement of stock-based awards, and $2.6 million for payment of debt issuance costs, offset by $33.8 million of proceeds related to issuance of common stock under stock plans.

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

Liquidity and Capital Resources Considerations

Contractual Obligations and Commitments

Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered during our course of business. Our contractual obligations consist of operating lease liabilities that are included in our consolidated balance sheet and vendor commitments associated with agreements that are legally binding. As of September 30, 2026, the total obligation for operating leases was $272.6 million, of which $56.3 million is expected in the next twelve months. As of September 30, 2026, our vendor commitment was $304.9 million, of which $223.2 million is expected in the next twelve months. See Note 12 for all obligations the Company is committed to in the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Share Repurchase Programs

In February 2026, our Board of Directors authorized the February 2026 Share Repurchase Program for the repurchase of shares of our common stock, in an aggregate amount of up to $1 billion, over a period of 24 months. In August 2026, our Board of Directors authorized the August 2026 Share Repurchase Program for the repurchase of shares of our common stock, in an aggregate amount of up to $1 billion, over a period of 24 months. During the nine months ended September 30, 2026, we repurchased 4.6 million shares of our common stock at an average price of $213.18 per share, for an aggregate repurchase amount of $980.1 million. As of the date of filing of this report, a total of $964.1 million remained available for repurchase under the Share Repurchase Programs. See Note 17 of the notes to consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Repurchases under the Share Repurchase Programs may be made under a variety of methods, including privately negotiated or open market trades, or pursuant to 10b5-1 plans. The Share Repurchase Programs do not obligate us to acquire a specified number of shares, and may be suspended, modified, or terminated at any time and will be funded using our cash and cash equivalents. Consideration paid for the shares repurchased is recorded as a reduction to stockholders’ equity on the consolidated balance sheets.

Letters of Credit

As of September 30, 2026, we had a total of $2.7 million in letters of credit outstanding for office space. These irrevocable letters of credit are expected to remain in effect, in some cases, until 2029.

Revolving Credit Facility

In February 2026, we entered into the Revolving Credit Agreement. As of September 30, 2026, there were no outstanding borrowings under the Revolving Credit Facility. The Company's obligations under the Revolving Credit Agreement are secured by substantially all of the Company's assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, and, during periods when the Company does not maintain investment-grade credit ratings, a financial covenant that is tested quarterly and requires the Company to maintain a certain consolidated leverage ratio, and customary events of default. As of September 30, 2026, we were in compliance with all financial covenants under the Revolving Credit Agreement.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as of September 30, 2026 exclusive of items described above and indemnifications of officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at our request in such capacity.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2026 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Interest Rate Sensitivity

Our portfolio of cash and cash equivalents and short- and long-term investments is maintained in a variety of securities, including government agency obligations, corporate bonds and money market funds. Investments are classified as available-for-sale securities and carried at their fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. Our cash and cash equivalents and short- and long-term investments are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. As our short- and long-term investments are classified as available-for-sale, no gains or losses are recognized in our consolidated statements of operations due to changes in interest rates unless such securities are sold prior to maturity or the decline in fair value is caused by expected credit losses. As of September 30, 2026, a hypothetical increase of 100 basis points in interest rates would not have a material impact on the value of our cash and cash equivalents or short- and long-term investments in our consolidated financial statements. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes.

We are exposed to the impact of changes in interest rates in connection with borrowings under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility may be drawn as either Base Rate Loans or Term SOFR Loans. Base Rate Loans bear interest at the highest of the federal funds rate plus 0.50%, the Bank of America prime rate, or one-month Term SOFR plus 1.00%, in each case subject to a 1.00% floor, plus an applicable margin ranging from 0.125% to 0.875%. Term SOFR Loans bear interest at SOFR plus an applicable margin ranging from 1.125% to 1.875%. Consequently, our interest expense would fluctuate if we were to borrow any amounts under the Revolving Credit Facility as a result of the floating interest rates applicable to such borrowings and potential changes in the applicable margin resulting from changes to our total consolidated leverage ratio. As of September 30, 2026, there were no outstanding borrowings under the Revolving Credit Facility.

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

We derive, and expect to continue to derive, a substantial portion of our revenue from the sale of subscriptions to our customer platform. The market for marketing, sales, service, operations, revenue and customer management products is still evolving, and competitive dynamics may cause pricing levels to change as the market matures and as existing and new market participants introduce new types of point applications and different approaches to enable businesses to address their respective needs. As a result, we may be forced to, or strategically choose to, reduce the prices we charge for our platform and may be unable to renew existing customer agreements or enter into new customer agreements at the same prices and upon the same terms that we have historically. In addition, our growth strategy involves a hybrid pricing model (including freemium versions of our products and our evolving seats-based and credits-based pricing model changes) intended to provide opportunities to increase the value of our customer relationships over time, including as customers expand their use of our platform, or we sell to other parts of their organizations, cross-sell additional products and seats through touchless or low touch in product purchases, and upsell additional offerings and features. Our credits-based and outcome-based pricing strategies are novel and evolving. These changes have, and may continue to, lengthen sales cycles, result in lower initial contract values, reduce or delay revenue, and may not be accepted by customers, and credit spend may substitute for, rather than add to, existing seat and hub spend. Due to customer flexibility in the timing of their use of our platform, we could have less predictability from our credits-based products than we do for our subscription-based products, and there is a risk that customers could use our credits-based products at lower levels than we expect. If our hybrid pricing strategies and cross-selling efforts are unsuccessful or if our existing customers do not expand their use of our platform or adopt additional offerings and features, or if the anticipated benefits from hybrid pricing take longer to realize or are not realized at all, our revenue and operating results may suffer.

Our subscription renewal rates may decrease, and any decrease could harm our future revenue and operating results.

Our customers have no obligation to renew their subscriptions for our platform after the expiration of their subscription periods, substantially all of which are one year or less. In addition, our customers may seek to renew for lower subscription tiers, for fewer contacts or seats, or for shorter contract lengths. Also, customers may choose not to renew their subscriptions for a variety of reasons. Our renewal rates may decline or fluctuate as a result of a number of factors, including limited customer resources, pricing changes, the prices of services offered by our competitors, adoption and utilization of our platform and add-on applications by our customers, adoption of our new products, customer satisfaction with our platform, mergers and acquisitions affecting our customer base, reductions in our customers’ spending levels, including as a result of heightened scrutiny of AI-related costs, or declines in customer activity as a result of economic downturns or uncertainty in financial markets. If our customers do not renew their subscriptions for our platform or decrease the amount they spend with us, our revenue will decline and our business will suffer.

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

We face intense competition from other software companies in the market we operate that provide interactive marketing services. Competition could significantly impede our ability to sell subscriptions to our customer platform on terms favorable to us. Our current and potential competitors may develop and market new technologies including as a result of new or better use of evolving AI technologies, whether through greater investments in AI development, access to higher quality training datasets, or more advanced AI models, that render our existing or future products less competitive, or obsolete. We may also face greater competition from non-specialist solutions relying on generic large language models (“LLMs”), generative AI and general-purpose agents to address a broad range of business needs. As we attempt to sell our products and solutions to new and existing customers, we must convince them that our products and solutions are superior to other solutions available to their organizations, including generic LLMs, software created using natural language prompts and generative AI (referred to as vibe coding) and other emerging technologies. In addition, if these competitors develop products with similar or superior functionality to our platform, we may need to decrease the prices or accept less favorable terms for our platform subscriptions in order to remain competitive. If we are unable to maintain our pricing due to competitive pressures, our margins will be reduced and our operating results will be negatively affected. Furthermore, our customers increasingly authorize third-party AI platforms and agents to access their data in our platform and to perform actions and workflows through our application programming interfaces (“APIs”), our Model Context Protocol server and other interfaces, which may reduce direct engagement with our platform. This could limit our ability to cross-sell and upsell through in-product purchases, diminish our brand visibility and differentiation, make it easier for customers to substitute other products for portions of our platform, and make it more difficult for us to monetize third-party AI access to our platform, any of which could adversely affect our business and operating results.

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

Prior to the implementation of our 2026 Restructuring Plan in October 2026, our headcount and operations grew and may grow again in the future. To date, we have opened several international offices. This growth has placed, and may continue to place, a significant strain on our management, administrative, operational and financial infrastructure. In October 2026, our Board of Directors authorized the 2026 Restructuring Plan, which resulted in a workforce reduction impacting approximately 7% of our workforce. We may be unable to effectively manage the organizational changes we are making in connection with the 2026 Restructuring Plan, which could result in difficulty or delays in delivering our products to customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new products and services or enhancing existing products and services, reputational harm, loss of customers, or operational difficulties in executing sales strategies, any of which could adversely affect our business performance and operating results. Although we have experienced significant growth in headcount and operations historically, we may not get back to or sustain our historical growth rates, which could adversely affect our business performance and operating results. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. Advances in automation and AI may also alter the skills required of our workforce and could reduce demand for certain roles, creating challenges in workforce management, employee relations, and reputational risk. We may be required to make significant investments in retraining and workforce transition programs, and failure to effectively manage these changes could impair our ability to attract and retain talent, disrupt operations, and adversely affect our business. Furthermore, as many of our employees work remotely from geographic areas across jurisdictions where we have offices pursuant to our hybrid workplace model, which provides our employees with the option to be fully remote, work full-time from one of our offices, or have the flexibility to work both in the office and remotely, we may need to reallocate our investment of resources and closely monitor a variety of local regulations and requirements, including local tax laws. We may experience unpredictability in our expenses and employee work culture. If we experience any of these effects in connection with future growth, if our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating new employees, or retaining our existing employees, it could materially impair our ability to attract new customers, retain existing customers and expand their use of our platform, all of which would materially and adversely affect our business, financial condition and results of operations.

In addition, our information technology infrastructure, operational, financial and management systems and procedures may not be able to effectively manage changes to our headcount and operations that result from the 2026 Restructuring Plan. Our 2026 Restructuring Plan will increase our short-term costs, which will make it more difficult for us to address any future revenue shortfalls by reducing expenses in the short-term. If we fail to successfully manage organizational changes in connection with the 2026 Restructuring Plan or our future growth, we will be unable to successfully execute our business plan, which could have a negative impact on our business, results of operations or financial condition.

Failure to effectively develop and expand our customer platform capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.

To increase customers and achieve broader market acceptance of our customer platform, we will need to continue to expand our customer platform capabilities, including our sales force and third-party channel partners. We will continue to dedicate significant resources to sales and marketing programs. The effectiveness of our sales and marketing and third-party channel partners has varied over time and may vary in the future and depends on our ability to maintain and improve our customer platform including with respect to AI and machine learning, and on adapting our go-to-market strategy and sales force to changing customer discovery and purchasing behaviors. All of these efforts will require us to invest significant financial and other resources. Our business will be seriously harmed if our efforts do not generate a correspondingly significant increase in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if our sales and marketing programs are not effective.

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

The development of next-generation solutions that utilize new and advanced features, including AI and machine learning, such as Breeze Assistant, involves making predictions regarding the willingness of the market to adopt such technologies over legacy solutions. We may be required to commit significant resources to developing new products, software and services, before knowing whether such investment will result in products or services that the market will accept.

Our inability, for technological, legal or other reasons, some of which may be beyond our control, to enhance, develop, introduce and monetize products and services in a timely manner, or at all, in response to changing market conditions or customer requirements could have a material adverse effect on our business, results of operations and financial condition or could result in its products and services not achieving market acceptance or becoming obsolete. In addition, if we fail to deliver a compelling customer experience or accurately predict emerging technological trends and the changing needs of customers and end users, or if the features of its new products and services do not meet the demands of its customers or are not sufficiently differentiated from those of its competitors, our business, results of operations and financial condition could be materially harmed.

Uncertainty around new and emerging AI applications, such as agentic AI technologies and generative AI content creation, may require additional investment in the development or acquisition of proprietary datasets, machine learning models and other AI systems to test for accuracy, bias and other variables, which are often complex. Development of new approaches and processes to provide attribution or remuneration to content creators and building and/or integrating systems that enable creatives to have greater control over the use of their work in the development of AI may be costly and could impact our profit margin if we are unable to monetize such assets. The cost profile of our offerings may also increase due to the nature of the computing costs involved in developing, testing and deploying AI systems. In addition, AI technologies, including agentic and generative AI tools, may create content, analyses or recommendations without human intervention that take or suggest actions based on incomplete or inaccurate data, “hallucinatory” inferences, or flawed training inputs, or contain copyrighted or other protected material, and if our customers or others use this flawed or protected content or materials to their detriment, we may be exposed to brand or reputational harm, competitive harm, and/or legal liability.

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
•
unexpected changes in regulatory requirements, taxes or trade laws, including tariffs, retaliatory trade measures or other trade restrictions;
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

Our 2026 Restructuring Plan and associated organizational changes may not adequately create a flatter, faster organization that delivers better customer outcomes, may not adequately drive long-term growth and profitability, may lead to additional workforce attrition, and may cause operational disruptions.

In October 2026, we began implementing our 2026 Restructuring Plan that is designed to create a flatter, faster organization aligned to that strategy, with the resources to invest in the biggest opportunities that support the Company’s long-term growth and profitability objectives. The 2026 Restructuring Plan includes a reduction of the Company’s workforce by approximately 7%. The Company estimates that it will incur charges of approximately $65.0 million to $75.0 million in connection with the 2026 Restructuring Plan, consisting primarily of future cash expenditures related to severance, notice period, employee transition and benefits payments.

The estimates of the charges and expenditures that we expect to incur in connection with the 2026 Restructuring Plan, and timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and we may incur costs that are greater than we currently expect in connection with the 2026 Restructuring Plan.

The 2026 Restructuring Plan may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, employee attrition beyond our intended reduction in force, a reduction in morale among our remaining employees, greater-than-anticipated costs incurred in connection with implementing the 2026 Restructuring Plan, and the risk that we may not achieve the benefits from the 2026 Restructuring Plan to the extent or as quickly as we anticipate, all of which may have a material adverse effect on our results of operations or financial condition. These restructuring initiatives could place substantial demands on our management and employees, which could lead to the diversion of our management’s and employees’ attention from other business priorities. In addition, while certain positions have been eliminated in connection with the 2026 Restructuring Plan, certain functions necessary to our reduced operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees or to external service providers, which could result in disruptions to our operations. We may also discover that the workforce reduction and other restructuring efforts will make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition, and results of operations.

Risks Related to Employee Matters

If we cannot maintain our company culture as we experience changes in our workforce, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success and our business may be harmed.

We believe that a critical component to our success has been our company culture, which is based on transparency and personal autonomy. We have invested substantial time and resources in building our team within this company culture. We offer a hybrid workplace model, which means our employees have the option to be fully remote, work full-time from one of our offices, or work both in the office and remotely. Preservation of our corporate culture has been made more difficult as the majority of our workforce works from home, and may become more difficult due to the changes resulting from the 2026 Restructuring Plan. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. As we grow and continue to develop our company infrastructure, and experience organizational change, we may find it difficult to maintain these important aspects of our company culture and our business may be adversely impacted.

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

To execute our business strategy, we must attract and retain highly qualified personnel. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing and managing cloud-based software, or with AI and machine learning backgrounds, as well as for skilled information technology, marketing, sales and operations professionals, and we may not be successful in attracting and retaining the professionals we need. Also, our customer platform domain experts are very important to our success and are difficult to replace. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and difficulty in retaining highly skilled employees with appropriate qualifications worldwide, particularly for engineers with experience in AI. Many of the companies with which we compete for experienced personnel have greater resources than we do. Other companies that continue to offer a remote or hybrid work environment may increase the competition for such employees from employers outside of our traditional office locations. The workforce reduction we are implementing as part of our 2026 Restructuring Plan may negatively impact our ability to attract, integrate, retain and motivate highly qualified employees, and may harm our reputation with current or prospective employees. In addition, if we choose to no longer offer a remote or hybrid work environment, we may face more difficulty in retaining our workforce. Further, labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, and workforce participation rates. In addition, if our reputation were to be harmed, whether as a result of media, legislative, or regulatory scrutiny or otherwise, it could make it more difficult to attract and retain personnel that are critical to the success of our business.

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

Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the software industry may harm us. The United States and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, volatility in the banking sector, changes in the labor market, supply chain disruptions, bankruptcies, inflation and overall uncertainty with respect to the economy, including with respect to trade issues, such as trade wars, tariffs or other trade restrictions or the threat of such actions. For example, on October 1, 2025, the U.S. federal government shut down through November 12, 2025, suspending services deemed non-essential as a result of the failure by Congress to enact regular appropriations for the 2026 fiscal year. If we experience another government shutdown, it could result in increased uncertainty and volatility in the global economy and financial markets which could have an adverse effect on our business. Weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs, retaliatory trade measures or other trade restrictions, trade agreements, trade wars or governmental fiscal, monetary and tax policies, among others, could adversely impact our business, financial condition and operating results. Further, weak market conditions have, and could in the future, result in impairment of our investments and long-lived assets.

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

More recently, global inflation rates have increased to levels not seen in several decades, which may result in decreased demand for our products and services, increases in our operating costs, including our labor costs, constrained credit and liquidity, reduced government spending and volatility in financial markets. The Federal Reserve and other international government agencies have raised, and may again raise, interest rates in response to concerns over inflation risk. Increases in interest rates on credit and debt would increase the cost of any borrowing that we may make from time to time and could impact our ability to access the capital markets. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, we may be unable to raise the sales prices of our products and services at or above the rate at which our costs increase, which would reduce our profit margins and could have a material adverse effect on our financial results and net income. We also may experience lower than expected sales and potential adverse impacts on our competitive position if there is a decrease in consumer spending or a negative reaction to our pricing. A reduction in our revenue would be detrimental to our profitability and financial condition and could also have an adverse impact on our future growth.

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

A significant percentage of our customers choose to integrate our platform with certain capabilities provided by third-party application providers using APIs published by these providers. The functionality and popularity of our customer platform depends, in part, on our ability to integrate our platform with third-party applications and platforms, including CRM, CMS, e-commerce, call center, analytics and social media sites that our customers use and from which they obtain data. Third-party providers of applications and APIs may change the features of their applications and platforms, restrict our access to their applications and platforms, or alter the terms governing use of their applications and APIs and access to those applications and platforms in an adverse manner. Such changes could functionally limit or terminate our ability to use these third-party applications and platforms in conjunction with our platform, which could negatively impact our offerings and harm our business. If we fail to integrate our platform with new third-party applications and platforms that our customers use for marketing, sales, services, operations, revenue, or content management purposes, or fail to renew existing relationships pursuant to which we currently provide such integration, we may not be able to offer the functionality that our customers need, which would negatively impact our ability to generate new revenue or maintain existing revenue and adversely impact our business.

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

Cyber-attacks, denial-of-service attacks, ransomware attacks, supply chain attacks, business email compromises, computer malware, viruses, wrongful intrusions, data breaches, social engineering (including phishing), and other compromises are prevalent in our industry, the industries of certain of our service providers and our customers' industries. Like other companies in our industry, we and our third-party vendors have in the past experienced threats and security incidents related to our data and systems, and we may in the future experience other threats, compromises, breaches, or incidents. Attempts to disrupt or gain unauthorized access to our and our third-party vendors’ information systems from malicious third parties or insider threats may incorporate widely varying and frequently changing tactics, which may be enhanced or facilitated by AI. Our internal computer systems and those of our current and any future strategic collaborators, vendors, and other contractors or consultants are vulnerable to damage from cyber-attacks, attacks enhanced or facilitated by AI, computer viruses, unauthorized access, natural disasters, cybersecurity threats, terrorism, geopolitical conflict, war and telecommunication and electrical failures. Accordingly, if our cybersecurity measures or those of our service providers fail to protect against unauthorized access, attacks (which may include sophisticated cyber-attacks), compromise or the mishandling of data by our employees and contractors, then our reputation, customer trust, business, results of operations and financial condition could be adversely affected. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, vulnerabilities in first- or third-party code, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. These attacks and activities are also being facilitated or enhanced by evolving technologies, including AI, such as through the exploitation of previously unknown vulnerabilities that may increasingly be discovered and exploited, including by autonomous AI agents through increasingly capable frontier AI models. This risk is increased by the difficulty of balancing rapid vulnerability patching and system availability in a large and rapidly-changing production environment. As frontier AI models enhance the ability of threat actors to rapidly identify previously unknown vulnerabilities and automate complex, multi-stage attack chains, the time available to develop and deploy countermeasures is likely to be significantly compressed. Consequently, we may be required to undertake more frequent emergency patching and remediation efforts, which could increase our operational costs and heighten the risk of service disruptions caused by the patching process itself. At times, we may be unable to patch all of our systems in a manner that strictly adheres to our internally prescribed timelines. The techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. Because the techniques used by threat actors who may attempt to penetrate and sabotage our computer systems change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Additionally, with the expansion of remote work and resource access, there is an increased risk that we may experience cybersecurity-related events such as phishing attacks, exploitation of any cybersecurity flaws that may exist, an increase in the number of cybersecurity threats or attacks, and other security challenges as a result of most of our employees and our service providers continuing to work remotely from non-corporate managed networks. There is also a risk of potential increase in such attacks due to cyberwarfare in connection with the ongoing global conflicts, such as the conflict in Iran, the Russia-Ukraine conflict, the Israel-Hamas conflict, and recent events in Venezuela, which could adversely affect our and our suppliers' ability to maintain or enhance key cybersecurity and data protection measures. We believe we have previously been, and may in the future become, the target of cyber-attacks, incidents, or compromises by third parties seeking unauthorized access to our or our customers' data, systems, or infrastructure, or to disrupt our operations or ability to provide our services.

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

Our use of “open source” software and open weight AI models could negatively affect our ability to offer our platform and subject us to possible litigation.

A substantial portion of our cloud-based platform incorporates so-called “open source” software, and we may incorporate additional open source software in the future. Open source software is generally freely accessible, usable and modifiable. We also increasingly incorporate open weight AI models, including models developed outside the United States, into our platform, and may modify and deploy them in self-hosted environments. Using open source software or open weight AI models can present uncertainty regarding license terms and restrictions, potential exposure to intellectual property, privacy or other claims related to training data, increased risk of embedded bias or security vulnerabilities and challenges in compliance with evolving AI-specific regulations. In addition, changes in applicable laws, trade or national-security restrictions, customer requirements, or the nature of our modifications to open weight AI models could limit our ability to use them or subject us to additional regulatory obligations. If we are required to discontinue or replace such models, we could incur increased costs or experience delays or disruptions to our products and services. Furthermore, certain open source licenses may, in certain circumstances, require us to offer the components of our platform that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of the particular open source license. If an author or other third party that distributes open source software we use were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, including being enjoined from the offering of the components of our platform that contained the open source software and being required to comply with the foregoing conditions, which could disrupt our ability to offer the affected software. We could also be subject to suits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition and require us to devote additional research and development resources to change our products.

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

Recently, plaintiffs’ attorneys have initiated a wave of demand letters, claims and class action lawsuits alleging companies’ use of online trackers, such as cookies and pixels, constitutes a violation of state wiretapping laws, primarily the California Invasion of Privacy Act. Plaintiffs’ attorneys have also expanded their claims and threatened claims to other privacy-related statutes that provide for private rights of action, including statutes governing text messaging and other commercial communications. So far, most of these claims have settled outside the courthouse, though a risk of costly litigation now exists for business practices that are common. We have been subject to these actions and may become subject to additional such actions in the future.

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

In connection with the operation of some of our business lines, such as business intelligence and AI services, we collect, process and share personal data, such as business contact information or other personal data individuals make available in their professional capacity. We may be subject to additional requirements under privacy and data protection laws that could lead to additional compliance costs, regulatory scrutiny, claims, and reputational risks that may affect our business. For example, we may be required to send notifications to individuals and are required to respond to higher volumes of data privacy requests, including through centralized deletion mechanisms, which may increase request volumes, require substantial costs and expenses, or reduce the potential value of our business intelligence services. We may also receive data from third-party vendors in connection with such services. While we have implemented certain contractual measures with such vendors to protect our interests, we are ultimately unable to verify with complete certainty the source of such data, how it was received, and that such information was collected and is being shared with us in compliance with all applicable laws. Furthermore, the uncertain and shifting regulatory environment and trust climate may cause concerns regarding data privacy and may cause our vendors, customers, users, or our customers’ customers to decline to provide the data necessary to allow us to offer some of our services to our customers and users effectively, or could prompt individuals to opt out of our collection of their personal data. Concern regarding our use of the personal data collected when performing our services could keep prospective customers from subscribing to our services.

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

Outside the U.S., lawmaking and regulation relating to AI is proceeding at a similar pace. In Europe, for example, the EU’s Artificial Intelligence Act (“AI Act”) entered into force on August 1, 2024 and applies on a phased basis, with certain provisions already in effect. In July 2026, the EU adopted a Digital Omnibus regulation amending the EU AI Act that, among other things, defers the application of certain obligations for high-risk AI systems, which are now scheduled to apply from December 2, 2027, for stand-alone high-risk systems and from August 2, 2028. for AI embedded in certain regulated products. The implementation timeline and scope of the AI Act remain subject to further change. This legislation imposes significant obligations on providers and deployers of high-risk AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. As we continue to develop and use AI systems, which may be governed by the AI Act or other emerging regulations, we may be required to ensure higher standards of data quality, transparency, and human oversight, as well as adhere to specific ethical, accountability, and administrative requirements, some of which may increase our costs and compliance obligations.

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

Our business activities are subject to various restrictions under U.S. and other global export controls and trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control. If we fail to comply with these laws and regulations, we, and certain of our employees, could be subject to civil or criminal penalties and reputational harm. Obtaining the necessary authorizations, including any required license(s), for a particular transaction may be time-consuming, is not guaranteed, and may result in the delay or loss of sales opportunities. Furthermore, export control laws and economic sanctions laws prohibit certain transactions with embargoed or sanctioned countries, governments, persons and entities. These sanctions laws with which we must comply may also change rapidly from time to time as a result of geopolitical events, such as the imposition of sanctions on Russia as a result of the conflict between Russia and Ukraine. Although we take precautions to prevent unlawful transactions and business relationships with sanctions targets, the possibility exists that we could inadvertently provide our products and services to persons or entities prohibited by U.S. and other global sanctions regimes. This could result in negative consequences to us, including government investigations, enforcement actions resulting in civil and/or criminal penalties and reputational harm.

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

As a multinational organization, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, or challenges to our tax positions by tax authorities, any of which could have a material adverse effect on our liquidity, financial condition or operating results. We also may invest in companies located in jurisdictions outside the United States, and these investments may result in complex U.S. or non-U.S. tax consequences. New global tax developments may have a material impact to our business, cash flows, or financial results. Such developments may include certain Organization for Economic Co-operation and Development's proposals including the implementation of global minimum tax under the Pillar Two model rules, and the European Commission’s and certain major jurisdictions’ heightened interest in and taxation of companies participating in the digital economy. In January 2026, the OECD introduced new guidance including a "side-by-side safe harbor" which, if elected, exempts U.S. parented groups from certain provisions of Pillar Two. However, the election does not relieve foreign subsidiaries from certain jurisdiction specific minimum taxes. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, or assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable nexus, often referred to as a “permanent establishment” under international tax treaties, any of which could have a material impact on us, our financial condition or our operating results.

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

We generated net income of $158.9 million for the nine months ended September 30, 2026 and net losses of $8.5 million for the nine months ended September 30, 2025. As of September 30, 2026, we had an accumulated deficit of $595.0 million. We will need to generate and sustain increased revenue levels in future periods to become consistently profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We have spent and intend to continue to expend significant funds on our marketing, sales, customer service, and general and administrative operations, the development and enhancement of our customer platform, scaling our data center infrastructure and services capabilities and expanding into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may decrease significantly.

From time to time, we may invest funds in social impact investment funds, and may receive no return on our investment or lose our entire investment.

From time to time, we may invest in social impact investment funds. As of September 30, 2026, we have invested $12.2 million in the National Strategic Investments Impact Fund (f/k/a the Black Economic Development Fund) and $7.5 million in support of Minority Depository Institutions to help close the racial wealth, health and opportunity gap. There is no guarantee as to the performance of this investment or any similar investments we make in the future. Depending on the performance of this investment and future investments we may make, we may not receive any return on our investment or we may lose our entire investment, which could have an adverse effect on our business

We may experience quarterly fluctuations in our operating results due to a number of factors, which makes our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.

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
•
pricing our customer platform effectively so that we are able to attract and retain customers without compromising our profitability;
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
•
rising inflation in the economies in which we operate and our ability to control costs, including operating expenses; and
•
general economic and political conditions in our domestic and international markets, including economic sanctions, trade policy changes and restrictions, trade wars, tariffs, retaliatory trade measures or the threat posed by such actions.

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

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. Since shares of our common stock were sold in our initial public offering in October 2014 at a price of $25.00 per share, our stock price has ranged from $25.79 to $881.13 through September 30, 2026. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
•
changes in perceptions about the impact of evolving technologies, including AI, on our business;
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

In the past, stockholders have instituted securities class action litigation following periods of market volatility, and recent securities class actions against software companies have alleged inadequate disclosure of the effect of AI on their competitive position, existing products or customer demand. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

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

We cannot guarantee that our share repurchase programs will be fully consummated or will enhance long-term stockholder value, and share repurchases could increase the volatility of the trading price of our common stock and diminish our cash reserves.

On February 7, 2026, our Board of Directors authorized the February 2026 Share Repurchase Program under which we are authorized to purchase up to $1.0 billion of our common stock from time to time (the “February 2026 Share Repurchase Program”). On August 3, 2026, our Board of Directors authorized the August 2026 Share Repurchase Program under which we are authorized to purchase up to an additional $1.0 billion of our common stock from time to time. As of the date of filing this report, a total of $964.1 million remained available for repurchase under the Share Repurchase Programs. Repurchases under the Share Repurchase Programs will be made in the open market, through privately negotiated transactions or other means, including pursuant to 10b5-1 plans, and in compliance with applicable securities laws and other requirements. The timing, manner, price, and amount of the Share Repurchase Programs are subject to the discretion of our management. The Share Repurchase Programs do not obligate us to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, without prior notice. There can be no assurance that we will repurchase shares at favorable prices. Further, our share repurchases could affect the trading price of our common stock, increase its volatility, reduce our cash reserves, and may be suspended or terminated at any time, which may result in a lower market valuation of our common stock.

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

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. Our amended and restated certificate of incorporation and bylaws include provisions that:

•
authorize “blank check” preferred stock, which could be issued by our Board of Directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share repurchases of the Company’s common stock for the three months ended September 30, 2026 were as follows (in thousands, except share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
August 1, 2026 to August 31, 2026	705,252	$207.60	705,252	$1,110,711
September 1, 2026 to September 30, 2026	424,729	$213.74	424,729	$1,019,931
	1,129,981		1,129,981

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Securities Trading Plans of Directors or Executive Officers

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified the amount, pricing or provisions in a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The exhibits listed below are filed or incorporated by reference into this Report.

Exhibit number	Description of exhibit	Provided Herewith	Form	SEC File no.	Exhibit	Filing Date
3.1	Eighth Amended and Restated Certificate of Incorporation dated June 4, 2025.		8-K	001-36680	3.1	6/10/2025
3.2	Sixth Amended and Restated By-laws of HubSpot, Inc.		8-K	001-36680	3.2	6/10/2025
3.3	Amendment No. 1 to Sixth Amended and Restated By-laws of HubSpot, Inc.		8-K	001-36680	3.1	3/11/2026
4.1	Form of Common Stock Certificate		S-1	333-198333	4.1	9/26/2014
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

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

November 4, 2026